Form 10-K
period 1993-10-31
DEERE JOHN CAPITAL CORP
filed 1994-01-28
CIK 27673

                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                        ----------------
                                            FORM 10-K
                                        ----------------


                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993

                                  Commission file number 1-6458

                                 JOHN DEERE CAPITAL CORPORATION
                     (Exact name of registrant as specified in its charter)

            Delaware                                        36-2386361
       (State of incorporation)                (IRS Employer Identification No.)

    Suite 600, First Interstate Bank Bldg.,
     1 East First Street, Reno, Nevada              89501      (702) 786-5527
   (Address of principal executive offices)      (Zip Code)   (Telephone Number)


                  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

 Title of each class                   Name of each exchange on which registered

 9.35% Subordinated Debentures Due 2003          New York Stock Exchange
 6% Notes Due 1995                               New York Stock Exchange
 7.20% Notes Due 1997                            New York Stock Exchange
 9-5/8% Subordinated Notes Due 1998              New York Stock Exchange
 8-5/8% Subordinated Debentures Due 2019         New York Stock Exchange
 5% Notes Due 1995                               New York Stock Exchange
 4-5/8% Notes Due 1996                           New York Stock Exchange

                      SECURITIES REGISTERED PURSUANT
                      TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At January 1, 1994, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction J(2).
_____________________________________________________________________________

                             Page 1 of 322 pages.
                          Index to Exhibits Page 48.

                                   PART I

ITEM 1.  BUSINESS.

THE COMPANY

      The principal business of John Deere Capital Corporation (Capital Corporation) is the purchasing and financing of retail installment sales and loan contracts (retail notes) from the equipment sales branches in the United States operated by Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These notes are acquired by the sales branches through John Deere retail dealers in the United States and originate in connection with retail sales by dealers of new John Deere agricultural equipment, industrial equipment and lawn and grounds care equipment, as well as used equipment. The Capital Corporation and its subsidiaries also purchase and finance retail notes unrelated to John Deere equipment, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine mortgage service companies (recreational product retail notes). The Capital Corporation and its subsidiaries also lease John Deere equipment to retail customers, finance and service unsecured revolving charge accounts acquired from merchants in the agricultural, lawn and grounds care and marine retail markets, and provide wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products.

      The Capital Corporation and its subsidiaries: Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc. are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

        Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

      The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1994, the Company had 852 full- and part-time employees.

BUSINESS OF JOHN DEERE

      John Deere's operations are categorized into five business segments:

      John Deere's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full range of equipment used in commercial farming -- including tractors; tillage, soil preparation, planting and harvesting machinery; and crop handling equipment.

      John Deere's worldwide INDUSTRIAL EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; scrapers; motor graders; excavators; and log skidders. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

      John Deere's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; and other outdoor power products.

      The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

      The CREDIT segment includes the operations of the Company (described herein), the Company's parent, John Deere Credit Company, and John Deere Finance Limited, which primarily purchases and finances retail notes from John Deere's equipment sales branches in Canada.

      The INSURANCE AND HEALTH CARE segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers; group life and group accident and health insurance for employees of John Deere; life and annuity products to the general public and credit physical damage insurance in connection with certain retail sales of John Deere products financed by the credit subsidiaries. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of John Deere.

      John Deere's total worldwide net sales and revenues in 1993 and 1992, which include net sales of agricultural equipment, industrial equipment and lawn and grounds care equipment and revenues from credit, insurance and health care operations, were as follows: total net sales and revenues, $7.8 billion and $7.0 billion; total sales of equipment, $6.5 billion and $5.7 billion; agricultural equipment sales, $4.1 billion and $3.8 billion; industrial equipment sales, $1.3 billion and $1.0 billion; and lawn and grounds care equipment sales, $1.1 billion and $.9 billion, respectively. John Deere believes that its worldwide sales of agricultural equipment during recent years have been greater than those of any other business enterprise. It also believes that it is an important provider of most of the types of industrial equipment that it markets and a leader in some size ranges. John Deere also believes that it is the largest manufacturer of lawn and garden tractors and provides the broadest line of grounds care equipment in North America.

      John Deere's 1993 worldwide income before the effects of special items (accounting changes, restructuring charges and the new United States tax law) was $286 million compared with $37 million in 1992. Additional information concerning the special items is presented in the Deere & Company Annual Report on Form 10-K for the fiscal year ended October 31, 1993. John Deere's improved 1993 results were mainly attributable to North American equipment operations. Sales and production volumes in

North America were higher this year in response to increased retail demand. Price realization also improved in all of John Deere's North American equipment businesses compared with 1992 as sales incentive cost levels were significantly lower. Also, North American productivity continued to improve during 1993. Additionally, income of John Deere's financial services subsidiaries was significantly higher in 1993 compared with 1992. After the effects of restructuring charges, the incremental expenses from the accounting changes and the tax rate change, John Deere's worldwide income in 1993 was $184 million. John Deere incurred a worldwide net loss in 1993 of $921 million after all of the special items, including the cumulative effect of the accounting changes.

      North American agricultural economic conditions were generally more favorable in 1993 than in 1992. Although flooding and excessively wet conditions in certain areas of the Midwest and drought conditions in parts of the Southeast resulted in an estimated 31 percent decrease in corn production and a 16 percent decline in soybean production in 1993, United States farm net cash income is expected to achieve a record level in 1993. The lower production caused grain prices to rise above 1992 levels. Livestock producers enjoyed favorable prices and profit margins during 1993 and farmers boosted their cash flow by selling inventories accumulated from record corn and soybean yields in 1992. Additionally, direct government payments to farmers are expected to increase in 1993, aiding farmers most heavily impacted by this year's flooding. Uncertainties over the passage of a new investment tax credit were resolved in 1993 as the anticipated tax credit was not included in the final tax legislation. Consequently, many United States farmers who had delayed making purchases in 1992 bought equipment this year. Sales in Canada were boosted by a special 13-month investment tax credit in effect from December 1992 to December 1993. As a result of these developments, North American retail sales of John Deere agricultural equipment were considerably higher in 1993 compared with last year.

      The North American general economy continued its slow expansion in 1993. In the United States, housing starts increased about five percent during the year with second-half strength overcoming a very sluggish first half. Real public construction was up slightly from the previous year's level while nonresidential construction was flat. However, the cumulative effects of the rebound in economic activity were felt in 1993, as housing starts were up more than 25 percent from their 1991 level and real public construction was nine percent larger. North American retail sales of industrial and construction machinery for both the industry and John Deere rose significantly in 1993.

      Consumer spending for durable goods rose briskly in 1993, and North American retail sales of John Deere lawn and grounds care equipment increased significantly. Sales were also supported by favorable moisture conditions over most areas throughout the prime selling season. However, dry conditions did emerge in portions of the Southeast and Northeast which impeded some late season buying activity.

      Industry retail sales of agricultural equipment in overseas markets in general remained relatively weak during 1993. However, overseas retail sales of John Deere agricultural equipment were higher in 1993 than in 1992, reflecting good acceptance of John Deere's new tractors and combines. Despite recessionary conditions prevailing in most European markets and in Japan, overseas retail sales of John Deere lawn and grounds care equipment continued to expand in 1993. Overseas industrial and construction equipment markets were relatively flat in 1993 compared with 1992.

RELATIONSHIPS OF THE COMPANY WITH JOHN DEERE

      The operations and results of the Company are affected by its relationships with John Deere, including, among other things, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Capital Corporation and John Deere have joint access to all of the Capital Corporation's bank lines of credit.

      The Company's acquisition of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic and other factors which influence demand for its products. Since 1986, the Company has also been providing retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and recreational marine products. The net balance of recreational product retail notes outstanding under these arrangements at October 31, 1993 totaled $804 million.

      The Company bears all of the credit risk (net of recovery from withholdings from certain John Deere dealers and Farm Plan merchants) associated with its holding of Receivables and Leases, and performs all servicing and collection functions. The Company compensates John Deere for originating retail notes and leases on John Deere products or through John Deere dealers. John Deere is also reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

      The terms of retail notes and the basis on which the Company acquires retail notes from John Deere are governed by agreements with the sales branches, terminable by either the sales branches or the Company on 30 days notice. As provided in these agreements, the Company sets its terms and conditions for purchasing the retail notes from the sales branches. Under these agreements, the sales branches are not obligated to sell retail notes to the Company, and the Company is obligated to purchase retail notes from the sales branches only if the notes comply with the terms and conditions set by the Company.

      The terms of retail notes and the basis on which the sales branches acquire retail notes from the dealers are governed by agreements with the independent John Deere dealers, terminable at will by either the dealers or the sales branches. In acquiring the retail notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail notes to be purchased from the sales branches. The dealers are not obligated to send retail notes to the sales branches, and the sales branches are not obligated to accept retail notes from the dealers. In practice, retail notes are acquired from dealers only if the terms of the notes and the creditworthiness of the customers are acceptable to the Company for purchase of the notes from the sales branches. The Company acts on behalf of both itself and the sales branches in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

      The terms of leases, and the basis on which the Company enters into such leases with retail customers through John Deere dealers, are governed by agreements between dealers and the Company. Leases are accepted based on the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

      Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings before fixed charges to fixed charges will not be less than 1.05 to 1 for any fiscal quarter. For 1993, the ratio was 1.99 to 1 (excluding the effects of accounting changes) and for 1992, it was 1.74 to 1. For additional information concerning these accounting changes, see note 1 to the consolidated financial statements. This arrangement is not intended to make Deere & Company responsible for the payment of obligations of the Company.

DESCRIPTION OF RECEIVABLES AND LEASES

      Receivables and Leases arise mainly from the retail sale or lease (including the sale to John Deere dealers for rental to users) of John Deere products, used equipment accepted in trade for them, and equipment of unrelated manufacturers, and also include revolving charge accounts receivable and wholesale notes receivable. The great majority derive from retail sales and leases of agricultural equipment, industrial equipment and lawn and grounds care equipment sold by John Deere dealers. The Company also offers financing to recreational product customers through the secured retail financing of recreational vehicles and recreational marine products. The Company also offers Farm Plan revolving charge accounts which are used primarily by agri-businesses to finance customer purchases, as well as credit cards which are used primarily by retail customers to finance purchases of John Deere lawn and grounds care equipment and marine equipment. Retail notes provide for retention by John Deere or the Company of security interests under certain statutes, including the Uniform Commercial Code or comparable state statutes, certain Federal statutes, and state motor vehicle laws. See notes 1 and 2 to the consolidated financial statements.

      Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the volumes, margins, and collectibility of recreational product retail notes are affected by different economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, than those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 1,400 recreational vehicle dealers throughout the United States, representing a variety of manufacturers, and from approximately 900 marine product dealers.

      Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

       The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of John Deere lawn and grounds care equipment. Additionally, through its Farm Plan credit product, the Company finances revolving charge accounts offered by approximately 2,100 participating agri-businesses in the 48 contiguous states to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan revolving charge accounts are also used by customers patronizing other agribusinesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply and veterinarians. John Deere Marine Finance is used by the Company's marine customers to finance the purchase of marine related products. See notes 1 and 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

      The Company finances recreational vehicle inventories and John Deere engines for approximately 300 dealers. A portion of the wholesale financing provided by the Company is with dealers from whom it also purchases recreational product retail notes. See notes 1 and 2 to the consolidated financial statements under "Wholesale Receivables."

      The Company requires that theft and physical damage insurance be carried on all equipment leased or securing retail notes. The customer may, at his own expense, have the Company purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on wholesale notes and can be purchased through the Company or from other sources. If the customer elects to purchase theft and physical damage insurance through the Company, the Company purchases it from insurance subsidiaries of Deere & Company. Insurance is not required for revolving charge accounts.

      In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. Acceptability and servicing of retail notes, wholesale notes and leases, according to the finance plans and retail terms, including any waiver of conformity with such plans and terms, is determined by Company personnel. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting retail notes, wholesale notes and leases. The Company normally makes all routine collections, compromises, settlements and repossessions on Receivables and Leases.

FINANCE RATES ON RETAIL NOTES

      As of October 31, 1993, approximately 57 percent of the net dollar value of retail notes held by the Company bore a variable finance rate.
Recreational product retail notes are primarily fixed-rate notes.

      A portion of the finance income earned by the Company arises from retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company receives compensation from John Deere approximately equal to the normal net finance charge on retail notes for periods during which finance charges have been waived or reduced. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates was 19 percent in 1993 and 17 percent in 1992.

RECEIVABLES AND LEASES ACQUIRED AND HELD

      Receivable and Lease acquisitions during the fiscal years ended and amounts held at October 31, 1993 and 1992 were as follows in millions of dollars:


                                       Fiscal Year         Balance at
                                      Acquisitions         October 31
                                     --------------     ---------------
                                     1993      1992      1993      1992
                                     ----      ----      ----      ----
Retail Notes (1)

   Agricultural equipment            $1,526.8  $1,559.2  $1,546.8  $2,085.2
   Industrial equipment                 317.8     273.6     271.2     360.4
   Lawn and grounds care equipment       89.7     123.8     169.5     193.2
   Recreational products                201.8     250.8     804.2     870.3
                                      -------   -------   -------   -------
            Total                     2,136.1   2,207.4   2,791.7   3,509.1


Revolving charge accounts (1)           763.5     619.5     331.1     268.0
Financing and Operating Leases (2)      145.0      79.0     204.2     170.5
Wholesale Notes (1)                     296.0     275.6     109.6     111.9
                                     --------  --------  --------  --------
Total Receivables and Leases         $3,340.6  $3,181.5  $3,436.6  $4,059.5
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------

(1)   "Amount" as used here means the approximate principal value financed.

(2) "Amount" as used here represents the cost of equipment financed on both financing and operating leases.

      John Deere equipment note acquisitions were slightly lower in the current year due primarily to a larger volume of cash purchases by John Deere customers and a more competitive agricultural financing environment. Lower acquisitions of agricultural and lawn and grounds care equipment notes were partially offset by higher acquisitions of industrial equipment notes. Acquisitions of recreational product retail notes were 20 percent lower in the current year due to a more competitive market for recreational product financing.

      The Company's business is somewhat seasonal, with overall acquisitions of credit receivables traditionally higher in the second half of the fiscal year than in the first half, and overall collections of credit receivables traditionally somewhat higher in the first six months than in the last half of the fiscal year.

      From time to time, the Capital Corporation sells retail notes to other financial institutions and in the public market. The Capital Corporation received net proceeds from such sales of John Deere retail notes of $1.143 billion in 1993 and $683 million in 1992. The net unpaid balance of all retail notes previously sold was $1.394 billion at October 31, 1993 and $688 million at October 31, 1992. For additional information on the terms, conditions, recourse and accounting for such sales, see note 2 to the consolidated financial statements.


AVERAGE ORIGINAL TERM AND AVERAGE LIFE OF RETAIL NOTES AND LEASES

      The following table shows the estimated average original term in months (based on dollar amounts) for retail notes and leases acquired by the Company during 1993 and 1992:


                                        Average Original Term
                                        ---------------------
                                          1993      1992
                                          ----      ----

Retail Notes                               67            68

New Equipment:
      Agricultural                         55            55
      Industrial                           43            40
      Lawn and grounds care                44            43
      Recreational products               152           151

Used Equipment:
      Agricultural                          52           51
      Industrial                            37           36
      Lawn and grounds care                 45           44
      Recreational products                161          170

Leases                                      42           42


      Because of prepayments, the average actual life of retail notes is considerably shorter than the average original term. The following table shows the estimated average life in months (based on dollar amounts) for John Deere retail notes and leases liquidated in 1993 and 1992:


                                       Average Life in Months
                                     ----------------------
                                          1993      1992
                                          ----      ----
Retail Notes (1)                           28          28

         Agricultural                      25          24
         Industrial                        29          28
         Lawn and grounds care             31          31
         Recreational products (2)         46          47

Leases (3)                                 47          48


 (1)  Includes new and used equipment.

 (2) Estimated based on industry averages due to limited experience with the recreational product portfolio.

 (3) The average lives of leases liquidated in 1993 and 1992 were longer than the average original terms of leases acquired during 1993 and 1992 due to longer average original terms during prior years.


DEPOSITS WITHHELD ON RECEIVABLES AND LEASES

      Generally, the Company has limited recourse against certain John Deere dealers on retail notes and leases and against certain Farm Plan merchants on revolving charge account balances acquired from or through those dealers and merchants. For these John Deere dealers and Farm Plan merchants, separate withholding accounts are maintained by the Company. The total amount of deposits withheld from John Deere dealers and Farm Plan merchants totaled $104.9 million and $100.7 million at October 31, 1993 and 1992, respectively. Of this amount, deposits withheld from Farm Plan merchants totaled $.4 million at October 31, 1993 and $ .8 million at October 31, 1992. Credit losses are charged against these withheld deposits. To the extent that a loss cannot be absorbed by the deposit withheld from the dealer or merchant from which the retail note, lease or Farm Plan account was acquired, it is charged against the Company's allowance for credit losses. Beginning in January 1992, all industrial equipment retail notes have been accepted on a non-recourse basis, and the withholding of dealer deposits on those notes ceased. See note 1 to the consolidated financial statements.

      The Company does not withhold deposits on recreational product retail notes, credit card receivables, or wholesale notes acquired. However, an allowance for credit losses has been established by the Company in an amount considered to be appropriate in relation to the Receivables and Leases outstanding. In addition, for wholesale notes relating to recreational vehicles, there are agreements with the recreational vehicle manufacturers for the repurchase of new inventories held by dealers. For additional information on credit losses and deposits withheld on Receivables and Leases, see note 3 to the consolidated financial statements.

DELINQUENCIES AND LOSSES

      RETAIL NOTES. The following table shows unpaid installments 60 days or more past due on retail notes held by the Company and the total unpaid balances on the retail notes with such delinquencies, on the basis of retail note terms in effect at the indicated dates, in millions of dollars and as a percentage of retail notes at face value held by the Company at such dates:


              Installments Past Due 60    Balances on Which Any Installment
                 Days or More                is Past Due 60 Days or More
              ------------------------    ---------------------------------

                       Percent of                              Percent of
                       Face Value                              Face Value
                       of Retail                               of Retail
                       Notes                                   Notes
October 31  Amount     Outstanding       Amount                Outstanding
- ----------  ------     -----------       ------                -----------

1993        $  6.8     0.19%              $ 42.3               1.16%
1992           7.0     0.15                 55.6               1.23
1991          17.5     0.35                108.0               2.15


The following table shows losses on retail notes in millions of dollars (after charges to withheld dealer deposits) and as a percentage of retail notes liquidated:


                                             Percentage of Retail
Year Ended October 31             Amount       Notes Liquidated
- ---------------------             ------     --------------------
      1993                          $19.3             0.83%
      1992                           33.8             1.06
      1991                           41.3             1.52


      The decrease in losses in 1993 and 1992 related mainly to lower write-offs of recreational product retail notes, primarily as a result of the development and use of more selective credit criteria over the past few years, and lower write-offs of John Deere industrial equipment retail notes. The losses incurred in 1991 related primarily to recreational product retail notes, resulting from recessionary pressures and lower resale values of repossessed equipment. Write-offs of recreational product retail notes totaled $16.9 million in 1993 compared with $24.2 million in 1992 and $33.3 million in 1991.

      REVOLVING CHARGE ACCOUNTS. The following table shows revolving charge account payments 60 days or more past due in millions of dollars and as a percentage of total revolving charge accounts receivable:

                                 Payments Past Due 60 Days or More
                              ---------------------------------------
                                                Percent of Total Revolving
October 31                     Amount           Charge Accounts Receivable
- ----------                     ------           ---------------------------

      1993                       $5.3                  1.6%
      1992                        6.4                  2.4
      1991                        8.5                  3.5


      The following table shows losses on revolving charge accounts in millions of dollars and as a percentage of revolving charge amounts liquidated:


                                                   Percent of Revolving
Year Ended October 31           Amount            Charge Amounts Liquidated
- ---------------------           ------            -------------------------
      1993                       $3.3                  0.5%
      1992                        6.0                  1.0
      1991                        8.4                  1.6


      Losses declined in 1993 and 1992 for both Farm Plan and the John Deere Credit Revolving Plan reflecting improvements in the Company's overall collection procedures and improved economic conditions. The losses incurred in 1991 were due primarily to general recessionary conditions in the economy.

      LEASES. The following table shows finance and operating lease payments 60 days or more past due in millions of dollars and as a percent of the total lease payments receivable:



                                 Payments Past Due 60 Days or More
                               --------------------------------------
                                                Percent of Total Lease
   October 31                  Amount              Payments Receivable
- ---------------------          ------           -------------------------
      1993                       $  .5                 0.3%
      1992                         1.2                 0.8
      1991                         1.0                 0.5


      The following table shows losses absorbed by the Company, in millions of dollars and as a percent of total lease proceeds, on terminated financing and operating leases (after charges to withheld dealer deposits). Total lease proceeds include collections from regularly scheduled lease payments and proceeds from the disposal of equipment.


                                                  Percent of Total
Year Ended October 31           Amount             Lease Proceeds
- ---------------------           ------            ----------------
      1993                       $1.2                  1.1%
      1992                        2.7                  2.3
      1991                        3.9                  3.3

      The decline in 1993 losses resulted from improvements in the Company's overall collection procedures and improved economic conditions. The decline in 1992 losses resulted from a more seasoned and smaller lease portfolio. The losses incurred in 1991 related primarily to the overall recessionary environment.

      WHOLESALE NOTES. The following table shows wholesale note payments 60 days or more past due in millions of dollars and as a percentage of wholesale notes receivable:


                                 Payments Past Due 60 Days or More
                               ------------------------------------
                                               Percent of Wholesale
October 31                    Amount            Notes Receivable
- ----------                    ------          ---------------------
   1993                        $0.1                 0.1%
   1992                         0.0                 0.0
   1991                         0.1                 0.1

     The following table shows wholesale note losses in millions of dollars and as a percentage of wholesale note amounts liquidated:


                                                   Percent of Wholesale
Year Ended October 31           Amount          Note Amounts Liquidated
- ---------------------          -------          -------------------------

      1993                       $2.3                  0.8%
      1992                        1.2                  0.5
      1991                        2.9                  1.5


      The losses in 1993 and 1991 resulted primarily from relatively large losses incurred with two recreational vehicle dealers, one in each of those years.

COMPETITION

      The businesses in which the Company is engaged are highly competitive. The Company competes for customers based upon customer service and finance rates (or time-price differentials) charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, industrial equipment and lawn and grounds care equipment industries, in the financial markets, and in business generally. A significant portion of such retail sales during 1993 were financed by the Company. A substantial part of the retail sales and leases eligible for financing by the Company is financed by others, including banks and other finance and leasing companies.

      The Company attempts to emphasize convenient service to retail customers and to offer terms desired in its specialized markets such as seasonal installment schedules of repayment and rental. The Company's sales and loan finance rates, time-price differentials and lease rental rates are believed to be in the range of those of sales finance and leasing companies generally, although not as low as those of some banks and other lenders and lessors.

REGULATION

      In a number of states, the maximum finance rate or time-price differential on retail notes is limited by state law. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges, which are determined in relation to a base rate quoted by a bank, nor the fixed-rate finance charges established by the Company. However, if interest rate levels should increase, maximum state rates or time-price differentials could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate or time-price differential, and/or by limiting the fixed rates or time-price differentials on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

      In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and to Farm Plan and John Deere revolving charge accounts receivable for such goods. To date, such laws and regulations have not had a significant, adverse effect on the Company.

ITEM 2. PROPERTIES.

      The Company's properties principally consist of office equipment and leased office space in Reno, Nevada; West Des Moines, Iowa; Moline, Illinois; Madison, Wisconsin; and Ft. Lauderdale, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures. The plaintiffs in Texas claim they are entitled to common law and statutory damages and penalties. On November 6, 1992, the federal District Court certified a federal class action under Rule 23(b)(3) of the Federal Rules of Civil Procedure in an action brought by Russell Durrett, individually and on behalf of others, against John Deere Company (filed in state court on February 19, 1992 and removed on February 26, 1992 to the United States District Court for the Northern District of Texas, Dallas Division). On October 12, 1993, in a case named DEERE CREDIT, INC. V. SHIRLEY Y. MORGAN, ET AL., filed February 20, 1992, the 281st District Court for Harris County, Texas, certified a class under Rules 42(b)(1)(A), 42(b)(1)(B) and 42(b)(2) of the Texas Rules of Civil Procedure, of all persons who opt out of the federal class action. The Company believes that it has substantial defenses and intends to defend the actions vigorously. Although it is not possible to predict the outcome of these unresolved legal actions, and the amounts of claimed damages and penalties are large, the Company believes that these unresolved legal actions will not have a material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Omitted pursuant to instruction J(2).


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company.

      In 1993, the Capital Corporation paid a cash dividend to John Deere Credit Company of $82 million, which in turn paid an $82 million cash dividend to Deere & Company. Similarly during 1992, the Capital Corporation paid a $70 million dividend. During the first quarter of 1994, the Capital Corporation declared and paid a dividend of $150 million to John Deere Credit Company, which in turn declared and paid a dividend of $150 million to Deere & Company.

ITEM 6.  SELECTED FINANCIAL DATA.

      Omitted pursuant to instruction J(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      1993 COMPARED WITH 1992

      Total acquisitions of Receivables and Leases by the Company increased five percent during 1993 compared with acquisitions in 1992. The higher acquisitions this year resulted from an increased volume of John Deere leases, revolving charge accounts and wholesale receivables, which more than offset lower acquisitions of retail notes. Receivables and Leases held by the Company at October 31, 1993 totaled $3.437 billion compared with $4.060 billion one year ago. This decrease resulted from sales of retail notes during 1993. Receivables and Leases administered, which include retail notes previously sold but still administered, amounted to $4.873 billion at the end of 1993 compared with $4.796 billion at October 31, 1992.

      During 1993, net retail notes (face value less unearned finance income) acquired by the Company decreased three percent compared with 1992. Net retail note acquisitions totaled $2.136 billion during 1993 compared with 1992 acquisitions of $2.207 billion. Acquisitions of recreational product retail notes accounted for nine percent of total note acquisitions in 1993 and 11 percent in 1992.

      Net retail note acquisitions from John Deere decreased by $22 million in 1993, due primarily to a larger volume of cash purchases by John Deere customers and a more competitive agricultural financing environment. Lower acquisitions of agricultural and lawn and grounds care equipment notes were partially offset by higher acquisitions of industrial equipment notes. Note acquisitions in 1993 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

      Net acquisitions of recreational product retail notes, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of several unrelated manufacturers, were $202 million in 1993 compared with $251 million in 1992. This decline was due mainly to a more competitive market for recreational product financing and more selective acquisition criteria.

      At October 31, 1993, the net amount of retail notes held by the Company was $2.792 billion compared to $3.509 billion last year. Included in these amounts were recreational product notes of $804 million in 1993 and $870 million in 1992. The net balance of John Deere retail notes decreased from $2.639 billion at October 31, 1992 to $1.988 billion at the end of 1993, even though net retail notes acquired exceeded collections. This decrease resulted primarily from the sale of retail notes during 1993. The Company periodically sells retail notes as one of several funding techniques. In 1993 and in 1992, the Company received net proceeds of $1.143 billion and $455 million, respectively, from the sale of retail notes to limited-purpose business trusts which utilized the notes as collateral for the issuance of asset backed securities to the public. During 1992, the Company also sold retail notes to other financial institutions receiving proceeds of $228 million. The net balance of retail notes administered by the Company, which include retail notes previously sold, amounted to $4.185 billion at 31 October 1993, compared with $4.197 billion at 31 October 1992. The net balance of retail notes previously sold was $1.394 billion at October 31, 1993 compared with $688 million at October 31, 1992. Additional sales of retail notes are expected to be made in the future. On October 31, 1993, the Company was contingently liable for recourse in the maximum amount of $108 million on retail notes sold.

      Retail notes bearing variable finance rates totaled 57 percent of the total retail note portfolio at October 31, 1993 compared with 54 percent one year earlier. The Company actively manages the increased interest rate risk posed by fixed-rate retail notes through the issuance of fixed-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" on pages 22 through 24.

      At the end of fiscal 1993, revolving charge accounts receivable totaled $331 million, an increase of 24 percent compared with $268 million at October 31, 1992. The balance at October 31, 1993 included $147 million of John Deere Credit Revolving Plan receivables (including a small balance of marine finance receivables) and $184 million of Farm Plan receivables compared with $114 million and $154 million, respectively, at October 31, 1992. The John Deere Credit Revolving Plan, which was introduced in 1993, contains terms that increase the maximum amount financed, offer more attractive financing conditions and provide more flexible payment terms. Revolving charge account acquisitions increased 23 percent in 1993 compared with last year.

      The portfolio of net financing leases totaled $85 million at both October 31, 1993 and October 31, 1992. The net investment in operating leases was $119 million and $85 million at the end of 1993 and 1992, respectively. Overall, lease acquisitions increased 84 percent in 1993 primarily due to a new lease program applicable to some models of John Deere tractors. In addition, $19 million of municipal leases were sold to Deere & Company during 1993 compared with $21 million sold last year. At October 31, 1993, the net unpaid balance of leases sold to John Deere was $43 million compared with $48 million at October 31, 1992.

      Wholesale notes on recreational vehicle and John Deere engine inventories totaled $110 million at October 31, 1993 compared with $112 million at October 31, 1992.

      Total Receivable and Lease amounts 60 days or more past due were $12.7 million at October 31, 1993 compared with $14.6 million at October 31, 1992.

These past-due amounts represented .30 percent of the face value of Receivables and Leases held at October 31, 1993 and .29 percent at October 31, 1992. The total face amount of retail notes held with any installment 60 days or more past due was $42.3 million at October 31, 1993 compared with $55.6 million one year earlier. The amount of retail note installments 60 days or more past due was $7.0 million at both October 31, 1993 and October 31, 1992. These past-due installments represented .19 percent of the unpaid face value of retail notes at October 31, 1993 and .15 percent at October 31, 1992.

      The total balance of revolving charge accounts receivable 60 days or more past due was $5.3 million at October 31, 1993 compared with $6.4 million at October 31, 1992. These past due amounts represented 1.6 and 2.4 percent of the revolving charge accounts receivable held at each of those respective dates. The total balance of financing and operating lease payments 60 days or more past due was $0.5 million at October 31, 1993 compared with $1.2 million at October 31, 1992. These past-due installments represented .3 percent of the total lease payments receivable at October 31, 1993 and .8 percent at October 31, 1992.

      At October 31, 1993, the Company's allowance for credit losses, totaled $77 million and represented 2.3 percent of the total net Receivables and Leases financed compared with $83 million and 2.0 percent, respectively, one year earlier. Deposits withheld from dealers and merchants, which are available for potential credit losses, totaled $105 million at October 31, 1993 compared with $101 million one year earlier.

      The Capital Corporation's consolidated income for the fiscal year ended October 31, 1993, before the cumulative effect of adopting new accounting standards related to postretirement and postemployment benefits, was $111.0 million compared with 1992 net income of $95.0 million. The ratio of earnings before fixed charges to fixed charges was 1.99 to 1 (excluding the effects of accounting changes) for 1993 compared with 1.74 to 1 last year. The improvement in net income resulted primarily from higher securitization and servicing fee income from retail notes previously sold, lower credit losses, higher financing margins, and increased gains from the sale of retail notes, which more than offset the effects of a lower balance of Receivables and Leases financed. Net income totaled $107.2 million in 1993, including the cumulative effect of adopting FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 112, Employers' Accounting for Postemployment Benefits.

      Total revenues decreased one percent during 1993 to $466 million compared with $471 million in 1992. The average balance of total net Receivables and Leases financed was seven percent lower in 1993 compared with last year due primarily to the sale of receivables during 1993. Revenues were also affected by the lower level of interest rates and the corresponding lower finance charges earned in 1993 compared with last year. These decreases in revenues were partially offset by higher securitization and servicing fee income from retail notes previously sold. However, borrowing rates were also lower this year resulting in the slightly improved financing margins. The lower borrowing rates and decrease in average borrowings this year resulted in an 11 percent decrease in interest expense, which totalled $168 million in 1993 compared with $189 million last year. Average borrowings were $3.127 billion in 1993, a seven percent decline from last year's average borrowings of $3.379 billion. The weighted average annual interest rate incurred on all interest-bearing borrowings this year declined to 5.1 percent from 5.4 percent in 1992.

      Finance income earned on retail notes was $314 million this year compared with $356 million in 1992, a decrease of 12 percent. The average balance of the net retail note portfolio financed during 1993 was 10 percent lower than during 1992.

      Revenues earned on revolving charge accounts amounted to $54 million in 1993, a 14 percent increase over revenues of $47 million earned during 1992. This increase was primarily due to a 20 percent increase in the average balance of Farm Plan receivables financed and a 15 percent increase in the average balance of John Deere Credit Revolving Plan receivables financed in 1993 compared with 1992.

      The average net investment in financing and operating leases decreased by two percent in 1993 compared with 1992. However, total lease revenues increased eight percent to $39.6 million in 1993 compared with $36.8 million in 1992. Lease revenues were favorably affected in 1993 by a significant increase in rentals earned on operating leases.

      The net gain on retail notes sold totaled $15.6 million during 1993 compared with $8.5 million for 1992. The Company received proceeds from the sale of retail notes in the amount of $1.143 billion during 1993 and $683 million in 1992. Securitization and servicing fee income totaled $22.3 million in 1993 compared with $1.1 million during 1992. Securitization and servicing fee income relates to retail notes sold to limited-purpose business trusts and includes the amortization of present value receivable amounts from the trusts established at the time of sale and reimbursed administrative expenses received from the trusts. The amount of securitization and servicing fee income was small in 1992 because the first retail note sale to a trust occurred near the end of that year.

      Administrative and operating expenses increased 18 percent to $75 million in 1993 compared with $63 million in 1992. These expenses increased primarily due to higher employment costs and legal expenses. The Company incurred additional costs associated with efforts relating to future growth and improving the quality of the portfolio.

      The provision for credit losses declined to $28 million in 1993 from $48 million last year mainly as a result of improved credit experience resulting in lower Receivable and Lease write-offs. The decline in write-offs related particularly to recreational product retail notes and John Deere industrial equipment retail notes.

      ACCOUNTING CHANGES

      In the fourth quarter of 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. This Statement generally requires the accrual of retiree health care and other postretirement benefits during employees' years of active service. The Company elected to recognize the pretax transition obligation of $5.4 million ($3.6 million net of deferred income taxes) as a one-time charge to earnings in the current year. This obligation represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to November 1, 1992. The 1993 postretirement benefits expense and related disclosures have been determined according to the provisions of FASB Statement No. 106. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $.2 million compared with the expense determined under the previous accounting principle. This increase in the current year expense is in addition to the previously mentioned one-time charge relating to the transition obligation.

      In the fourth quarter of 1993, the Company also adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, effective November 1, 1992. This Statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement during employees' years of active service. The Company previously accrued certain disability related benefits when the disability occurred. Results for the first quarter of 1993 were restated for the cumulative pretax charge resulting from this change in accounting as of November 1, 1992 which totaled $.3 million ($.2 million net of deferred income taxes). The adoption of FASB Statement No. 112 had an immaterial effect on 1993 expenses.


      1992 COMPARED WITH 1991

      Total acquisitions of Receivables and Leases by the Company decreased three percent during 1992 compared with acquisitions in 1991. Receivables and Leases held by the Company at October 31, 1992 totaled $4.060 billion compared with $4.398 billion one year ago. This decrease resulted from sales of retail notes during 1992. Receivables and Leases administered, which include retail notes previously sold but still administered, amounted to $4.796 billion at the end of 1992 compared with $4.693 billion at October 31, 1991.

    During 1992, the volume of net retail notes acquired by the Company decreased eight percent compared with 1991. Net retail note acquisitions totaled $2.207 billion during 1992 compared with 1991 acquisitions of $2.400 billion. Acquisitions of recreational product retail notes accounted for 11 percent of total note acquisitions in 1992 and 13 percent in 1991.

      Net retail note acquisitions from John Deere decreased by $142 million in 1992, due primarily to a decrease in retail sales of John Deere
agricultural equipment.   Acquisitions of industrial equipment retail notes
also were lower in 1992 while lawn and grounds care equipment note acquisitions were significantly higher due mainly to finance waiver programs on lawn and garden tractors. Note acquisitions in 1992 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

      Net acquisitions of recreational product retail notes were $251 million in 1992 compared with $301 million in 1991. This decline was due mainly to a more competitive financing environment and the development of more selective retail note acquisition criteria by the Company over the past few years.

      At October 31, 1992, 1991 and 1990, the net amount of retail notes held by the Company was $3.509 billion, $3.854 billion and $3.074 billion, respectively. Included in these amounts were non-Deere notes of $870 million, $888 million and $773 million at those respective dates. The net balance of John Deere retail notes decreased from $2.966 billion at October 31, 1991 to $2.639 billion at the end of 1992. John Deere retail notes totaled $2.301 billion at the end of 1990. The decrease in 1992 resulted primarily from the sale of retail notes. During 1992, the Company sold retail notes to other financial institutions and the public, receiving net proceeds of $683 million. Notes were not sold in 1991. At October 31, 1992, 1991 and 1990, the net unpaid balance of retail notes sold was $688 million, $242 million and $521 million, respectively. Additional sales of retail notes are expected to be made in the future.

      Retail notes bearing variable finance rates totaled 54 percent of the total retail note portfolio at October 31, 1992 compared with 56 percent one year earlier.

      Revolving charge accounts receivable totaled $268 million at October 31, 1992 compared with $240 million one year earlier. The increase in the outstanding balance at October 31, 1992 was due mainly to an increase in Farm Plan volume. The October 31, 1992 balance of revolving charge accounts receivable includes $114 million of credit card receivables and $154 million of Farm Plan receivables, compared with $112 million and $128 million, respectively, at October 31, 1991.

      At October 31, 1992, the net investment in financing and operating leases on John Deere equipment was $170 million compared with $213 million at October 31, 1991. Lease acquisitions declined 27 percent in 1992 compared with 1991 due to a decrease in agricultural lease activity and competitive pressures. Lease liquidations during 1992 exceeded acquisitions, as the high lease acceptances of several years ago continued to mature. Also, $21 million net value of municipal leases were sold to John Deere during 1992 compared with $27 million sold in 1991. At October 31, 1992, the net unpaid balance of leases sold to John Deere was $48 million compared with $53 million at October 31, 1991.

      Wholesale notes receivable totaled $112 million at October 31, 1992 compared with $91 million at October 31, 1991, as wholesale note acquisitions increased 37 percent in 1992.

      Total Receivable and Lease amounts 60 days or more past due were $14.6 million at October 31, 1992 compared with $27.1 million at October 31, 1991. These past due amounts represented .29 percent of the face value of Receivables and Leases held at October 31, 1992 and .49 percent at October 31, 1991. The total face amount of retail notes held with any installment 60 days or more past due was $55.6 million at October 31, 1992 compared with $108.0 million one year earlier. The amount of retail note installments 60 days or more past due was $7.0 million at October 31, 1992, a decrease of 60 percent compared with $17.5 million at October 31, 1991. These past-due installments represented .15 percent of the unpaid face value of retail notes held at October 31, 1992 and .35 percent at October 31, 1991.

      The total balance of revolving charge accounts receivable 60 days or more past due was $6.4 million at October 31, 1992 compared with $8.5 million at October 31, 1991. These past due amounts represented 2.4 and 3.5 percent of the revolving charge accounts receivable held at each of those respective dates. The total balance of financing and operating lease payments 60 days or more past due was $1.2 million at October 31, 1992 compared with $1.0 million at October 31, 1991. These past-due installments represented .8 percent of the total lease payments receivable at October 31, 1992 and .5 percent at October 31, 1991.

      At October 31, 1992, the Company's allowance for credit losses totaled $83 million and represented 2.0 percent of the total net Receivables and Leases financed compared with $78 million and 1.8 percent at October 31, 1991. Deposits withheld from dealers and merchants amounted to $101 million at October 31, 1992 compared with $99 million one year earlier.

      Net income in 1992 totaled $95.0 million, an increase of 30 percent compared with 1991 income of $73.0 million. The ratio of earnings before fixed charges to fixed charges was 1.74 to 1 for 1992 compared with 1.48 to 1 in 1991. The improvement in net income in 1992 resulted primarily from a higher average volume of Receivables and Leases financed and improved credit loss experience. Results in 1992 also benefited from after-tax income of $5.6 million from sales of retail notes.

      The average balance of total net Receivables and Leases financed was seven percent higher in 1992 compared with 1991, although the year-end balance was lower due to the sale of a substantial amount of retail notes in October 1992. However, total revenues decreased three percent to $471 million in 1992 compared with $487 million in 1991, as the average yield earned on the portfolio was lower this year. While revenues were affected by the lower level of interest rates and correspondingly lower finance charges earned in 1992 compared with last year, borrowing costs were also lower this year. Interest expense totaled $189 million in 1992, a decrease of 17 percent compared with $228 million in 1991. Total average borrowings were $3.379 billion in 1992, an 11 percent increase over fiscal year 1991 average borrowings of $3.053 billion. The weighted average interest rate incurred on all interest-bearing borrowings during 1992 declined to 5.4 percent from 7.2 percent in 1991.

      Finance income earned on retail notes was $356 million this year compared with $383 million in 1991, a decrease of seven percent. The average balance of the net retail note portfolio financed during 1992 was seven percent higher than during 1991.

      Revenues earned on revolving charge accounts amounted to $47 million in 1992, an 11 percent increase over revenues of $43 million earned during 1991. This increase was primarily due to a 17 percent increase in the average balance of Farm Plan receivables financed and a 10 percent increase in the average balance of credit card receivables financed in 1992 compared with 1991.

      The average net investment in financing and operating leases decreased by 13 percent in 1992 compared with 1991. In addition, total lease revenues decreased slightly to $36.8 million in 1992 compared with $36.9 million in 1991. Lease revenues were favorably affected in 1992 by a significant increase in rentals earned on operating leases.

      Administrative and operating expenses for 1992 were $63 million, an increase of eight percent compared with $59 million for 1991. These expenses increased primarily due to the costs associated with the larger average portfolio financed.

      The provision for credit losses decreased to $48 million in 1992 from $66 million in 1991 mainly as a result of improved credit experience resulting in lower Receivable and Lease write-offs. The most significant decline in write-offs related to recreational product notes, resulting primarily from more selective note acquisition criteria used by the Company. Write-offs of recreational product notes totaled $24.2 million in 1992 compared with $33.3 million in 1991.

CAPITAL RESOURCES AND LIQUIDITY

      The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99.1.

      The Company's ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell or "securitize" these assets. Asset-liability risk is also actively managed to minimize exposure to interest rate fluctuations.

      The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

      The Company's cash flows from operating activities were $157 million in 1993. See "Statement of Consolidated Cash Flows" on page 34. Net cash provided by investing activities totaled $477 million in 1993, primarily due to net proceeds of $1.143 billion received from the securitization and sale of receivables in the public market, which was partially offset by funds used for Receivable and Lease acquisitions which exceeded collections by $698 million in 1993. Collections of receivables in 1993 were slightly lower than last year, due primarily to the lower retail note portfolio financed in 1993. The aggregate cash provided by operating and investing activities was used for financing activities and a $74 million increase in cash and cash equivalents. Cash used for financing activities totaled $561 million in 1993, representing a net decrease in outside borrowings of $853 million and the payment of an $82 million dividend to Deere & Company which were partially offset by a $374 million increase in payables to Deere & Company.

      Over the past three years, operating activities have provided $453 million in cash. Proceeds from the sale of receivables and an increase in payables to Deere & Company provided $1.893 and $423 million, respectively, during the same period. These amounts were used mainly to fund Receivable and Lease acquisitions which exceeded collections by $2.101 billion, a decrease of $438 million in net outside borrowings, $202 million in dividends and an increase in cash and cash equivalents of $67 million.

  In common with other large finance and credit companies, the Company actively manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and currency fluctuations, while responding to favorable competitive and financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its borrowings. See notes 4 and 5 to the consolidated financial statements for further details. The credit and market risks under these agreements are not considered to be significant.

      Total indebtedness amounted to $2.777 billion at October 31, 1993 compared with $3.256 billion at October 31, 1992. Total short-term indebtedness amounted to $1.299 billion at October 31, 1993 compared with $2.017 billion at October 31, 1992. See note 4 to the consolidated financial statements. Total long-term indebtedness amounted to $1.478 billion at October 31, 1993 and $1.239 billion at October 31, 1992. See note 5 to the consolidated financial statements. The decrease in total indebtedness at October 31, 1993 compared with October 31, 1992 was due primarily to the decline in Receivables and Leases financed. The ratio of total interest-bearing debt to stockholder's equity was 3.8 to 1 and
4.6 to 1 at October 31, 1993 and October 31, 1992, respectively.

      In 1993, the Company issued $150 million of 5% notes due in 1995 and $200 million of 4-5/8% notes due in 1996. The Company also retired $150 million of 7.40% notes due in 1993, $125 million of 9.0% debentures due in 1993 and $47 million of 7-1/2% debentures due in 1998. In November 1993, the Capital Corporation announced that on January 4, 1994 it will redeem the $40 million balance of outstanding 9.35% subordinated debentures due 2003. Additional information on these borrowings is included in the discussion of "Long-Term Borrowings" on page 41.

      During 1993, the Capital Corporation issued $337 million and retired $176 million of medium-term notes. At October 31, 1993, $737 million of medium-term notes were outstanding having original maturity dates of between one and seven years and interest rates that ranged from 3.4 percent to 9.5 percent.

      At October 31, 1993, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $3.025 billion. Included in the total credit lines were three long-term credit agreement commitments totaling $3.016 billion. At October 31, 1993, $2.265 billion of the lines of credit were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are paid by Deere & Company and a portion is charged to the Capital Corporation based on utilization.

      In 1993, the Capital Corporation paid a dividend of $82 million to John Deere Credit Company, which, in turn, paid an $82 million dividend to Deere & Company. During the first quarter of 1994, the Capital Corporation declared and paid a dividend of $150 million to John Deere Credit Company, which in turn declared and paid a dividend of $150 million to Deere & Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See accompanying table of contents of financial statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Omitted pursuant to instruction J(2).


ITEM 11. EXECUTIVE COMPENSATION.

      Omitted pursuant to instruction J(2).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Omitted pursuant to instruction J(2).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Omitted pursuant to instruction J(2).

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1)   Financial Statements

      (2)   Financial Statement Schedules

      See the table of contents to financial statements and schedules immediately preceding the financial statements and schedules to consolidated financial statements.

      (3)   Exhibits

      See the index to exhibits immediately preceding the exhibits filed with this report.

(b)   Reports on Form 8-K

      Current Report on Form 8-K dated August 24, 1993 (Items 5 and 7).

      Current Report on Form 8-K dated August 4, 1993 (Items 5 and 7).

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JOHN DEERE CAPITAL CORPORATION


                         By: /s/ Hans W. Becherer
                            ----------------------
                                 Hans W. Becherer,
                                     Chairman
 Date:  24 January 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                   Title                          Date
     -----------                 -----                          ----

 /s/ Hans W. Becherer        Director, Chairman and Principal )
 --------------------         Executive Officer               )
     Hans W. Becherer                                         )
                                                              )
 /s/ J. Michael Dunn         Director                         )
 --------------------                                         )
     J. Michael Dunn                                          )
                                                              )
 /s/ J. W. England           Director, Vice President and     )
 -------------------          Principal Accounting Officer    )
    J. W. England                                             )
                                                              )
 /s/ B. L. Hardiek           Director                         )
 -------------------                                          )
     B. L. Hardiek                                            )
                                                              )
 /s/ B. C. Harpole           Director                         )
 -------------------                                          )
     B. C. Harpole                                            )
                                                              )
 /s/ D. E. Hoffmann          Director                         )
 -------------------                                          )
     D. E. Hoffmann                                           )
                                                              )
 /s/ J. K. Lawson            Director                         ) 24 January 1994
 -------------------
     J. K. Lawson

 /s/ Pierre E. Leroy         Director                         )
- --------------------                                          )
     Pierre E. Leroy                                          )
                                                              )
 /s/ M. P. Orr               Director and President           )
- --------------------                                          )
     M. P. Orr                                                )
                                                              )
 /s/ E. L. Schotanus         Director, Vice President and     ) 24 January 1994
- --------------------          Principal Financial Officer     )
     E. L. Schotanus                                          )
                                                              )
 /s/ D. H. Stowe, Jr.        Director                         )
- --------------------                                          )
     D. H. Stowe, Jr.                                         )
                                                              )
 /s/ S. E. Warren            Director                         )
- --------------------                                          )
     S. E. Warren                                             )

[LOGO]


INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1993 and 1992 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1993. Our audits also included the financial statement schedules listed in the Table of Contents on page 31. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 1, 1992 the company changed its method of accounting for postretirement benefits other than pensions.




DELOITTE & TOUCHE

December 10, 1993

[LOGO]

                                TABLE OF CONTENTS




FINANCIAL STATEMENTS:                                                Page
                                                                     ----

      John Deere Capital Corporation and Subsidiaries
      (consolidated):

      Statement of Consolidated Income and Retained Earnings for
        the Years Ended October 31, 1993, 1992 and 1991...............32

      Consolidated Balance Sheet, October 31, 1993 and 1992...........33

      Statement of Consolidated Cash Flows for the Years Ended
        October 31, 1993, 1992 and 1991...............................34

      Notes to Consolidated Financial Statements......................35


FINANCIAL STATEMENT SCHEDULES:

      Schedule VIII - Valuation and Qualifying Accounts for the
        Years Ended October 31, 1993, 1992 and 1991...................46

      Schedule IX - Short-term Borrowings for the Years Ended
        October 31, 1993, 1992 and 1991...............................47


                                 SCHEDULES OMITTED

      The following schedules are omitted because of the absence of the conditions under which they are required:

      I, II, III, IV, V, VI, VII, X, XI, XII, XIII and XIV.

             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS

- --------------------------------------------------------------------------------
John Deere Capital Corporation and Subsidiaries    For the Year Ended October 31
- --------------------------------------------------------------------------------
(In millions of dollars)                                 1993     1992     1991
- --------------------------------------------------------------------------------
REVENUES:
- --------------------------------------------------------------------------------
Finance income earned on retail notes                 $ 314.2  $ 356.3  $ 383.5
- --------------------------------------------------------------------------------
Revolving charge account income                          53.8     47.3     42.8
- --------------------------------------------------------------------------------
Lease revenues                                           39.6     36.8     36.9
- --------------------------------------------------------------------------------
Finance income earned on wholesale notes                 10.3      9.5      9.3
- --------------------------------------------------------------------------------
Net gain on retail notes sold                            15.6      8.5      2.6
- --------------------------------------------------------------------------------
Interest income from short-term investments               6.2      7.2      7.7
- --------------------------------------------------------------------------------
Securitization and servicing fee income                  22.3      1.1
- --------------------------------------------------------------------------------
Interest income from Deere & Company                       .9      1.0       .8
- --------------------------------------------------------------------------------
Other income                                              3.1      3.2      3.5
- --------------------------------------------------------------------------------
  Total revenues                                        466.0    470.9    487.1
- --------------------------------------------------------------------------------
EXPENSES:
- --------------------------------------------------------------------------------
Interest Expense:
- --------------------------------------------------------------------------------
On obligations to others                                165.8    189.2    228.0
- --------------------------------------------------------------------------------
On notes payable to Deere & Company                       2.0       .1       .3
- --------------------------------------------------------------------------------
  Total interest expense                                167.8    189.3    228.3
- --------------------------------------------------------------------------------
OPERATING EXPENSES:
- --------------------------------------------------------------------------------
Administrative and operating expenses                    74.5     63.2     58.7
- --------------------------------------------------------------------------------
Provision for credit losses                              28.1     48.5     66.2
- --------------------------------------------------------------------------------
Insurance expense                                                  2.7      1.5
- --------------------------------------------------------------------------------
Fees paid to Deere & Company                              7.1      8.3      9.1
- --------------------------------------------------------------------------------
Depreciation of equipment on operating leases            19.2     16.0     12.5
- --------------------------------------------------------------------------------
  Total operating expenses                              128.9    138.7    148.0
- --------------------------------------------------------------------------------
  Total expenses                                        296.7    328.0    376.3
- --------------------------------------------------------------------------------
Income before Income Taxes and Changes in Accounting    169.3    142.9    110.8
- --------------------------------------------------------------------------------
Provision for Income Taxes                               58.3     47.9     37.8
- --------------------------------------------------------------------------------
Income before Changes in Accounting                     111.0     95.0     73.0
- --------------------------------------------------------------------------------
Changes in Accounting                                    (3.8)
- --------------------------------------------------------------------------------
Net Income                                            $ 107.2  $  95.0  $  73.0
- --------------------------------------------------------------------------------
Cash Dividends Paid                                     (82.0)   (70.0)   (50.0)
- --------------------------------------------------------------------------------
Retained Earnings at Beginning of the Year              601.1    576.1    553.1
- --------------------------------------------------------------------------------
Retained Earnings at End of the Year                  $ 626.3  $ 601.1  $ 576.1
- --------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                       1.99*    1.74     1.48
- --------------------------------------------------------------------------------
 The accompanying Notes to Consolidated Financial Statements on pages 35 to 45 are an integral part of this statement.

*Excludes effect of accounting changes.
- --------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

- --------------------------------------------------------------------------------
John Deere Capital Corporation and Subsidiaries                       October 31
- --------------------------------------------------------------------------------
(In millions of dollars)                                      1993         1992
- --------------------------------------------------------------------------------
ASSETS
- --------------------------------------------------------------------------------
Cash and Cash Equivalents                                 $  165.2     $   91.1
- --------------------------------------------------------------------------------
Receivables and Leases:
- --------------------------------------------------------------------------------
  Retail notes                                             2,791.7      3,509.1
- --------------------------------------------------------------------------------
  Revolving charge accounts                                  331.1        268.0
- --------------------------------------------------------------------------------
  Financing leases                                            84.9         85.4
- --------------------------------------------------------------------------------
  Wholesale notes                                            109.6        111.9
- --------------------------------------------------------------------------------
    Total receivables                                      3,317.3      3,974.4
- --------------------------------------------------------------------------------
  Equipment on operating leases                              119.3         85.1
- --------------------------------------------------------------------------------
    Total receivables and leases                           3,436.6      4,059.5
- --------------------------------------------------------------------------------
  Allowance for credit losses                                (77.5)       (83.0)
- --------------------------------------------------------------------------------
    Total receivables and leases-net                       3,359.1      3,976.5
- --------------------------------------------------------------------------------
Other Receivables                                            182.8         87.5
- --------------------------------------------------------------------------------
Other Assets                                                  46.4         49.6
- --------------------------------------------------------------------------------
TOTAL                                                     $3,753.5     $4,204.7
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
- --------------------------------------------------------------------------------
Short-Term Borrowings:
- --------------------------------------------------------------------------------
  Commercial paper                                        $  454.0     $1,486.7
- --------------------------------------------------------------------------------
  Deere & Company                                            439.5         65.7
- --------------------------------------------------------------------------------
  Current maturities of long-term borrowings                 405.2        464.4
- --------------------------------------------------------------------------------
    Total short-term borrowings                            1,298.7      2,016.8
- --------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities:
- --------------------------------------------------------------------------------
  Accrued interest on notes and debentures                    41.1         39.4
- --------------------------------------------------------------------------------
  Other payables                                              79.4         91.3
- --------------------------------------------------------------------------------
    Total accounts payable and accrued liabilities           120.5        130.7
- --------------------------------------------------------------------------------
Deposits Withheld from Dealers and Merchants                 104.9        100.7
- --------------------------------------------------------------------------------
Long-Term Borrowings:
- --------------------------------------------------------------------------------
  Notes and debentures                                     1,178.2        893.9
- --------------------------------------------------------------------------------
  Subordinated debt                                          300.0        345.0
- --------------------------------------------------------------------------------
    Total long-term borrowings                             1,478.2      1,238.9
- --------------------------------------------------------------------------------
Retirement Benefit Accruals and Other Liabilities             12.1          3.7
- --------------------------------------------------------------------------------
Stockholder's Equity:
- --------------------------------------------------------------------------------
  Common stock, without par value (authorized,
- --------------------------------------------------------------------------------
    issued and outstanding-2,500 shares
- --------------------------------------------------------------------------------
    owned by John Deere Credit Company)                      112.8        112.8
- --------------------------------------------------------------------------------
  Retained earnings                                          626.3        601.1
- --------------------------------------------------------------------------------
    Total stockholder's equity                               739.1        713.9
- --------------------------------------------------------------------------------
TOTAL                                                     $3,753.5     $4,204.7
- --------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements on pages 35 to 45 are an integral part of this statement.
- --------------------------------------------------------------------------------

                      STATEMENT OF CONSOLIDATED CASH FLOWS

- -------------------------------------------------------------------------------------------
John Deere Capital Corporation and Subsidiaries               For the Year Ended October 31
- -------------------------------------------------------------------------------------------
(In millions of dollars)                                      1993        1992        1991
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------------------------------------------------------------
Net income                                               $   107.2   $    95.0   $    73.0
- -------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
- -------------------------------------------------------------------------------------------
  provided by operator activities:
- -------------------------------------------------------------------------------------------
    Changes in accounting, cumulative net adjustment           3.8
- -------------------------------------------------------------------------------------------
    Provision for credit losses                               28.1        48.5        66.2
- -------------------------------------------------------------------------------------------
    Provision for depreciation                                21.0        17.9        14.3
- -------------------------------------------------------------------------------------------
    Deferred income taxes                                      3.8        (4.8)      (14.5)
- -------------------------------------------------------------------------------------------
    Other                                                     (6.6)       (1.4)        1.5
- -------------------------------------------------------------------------------------------
      Net cash provided by operating activities              157.3       155.2       140.5
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------------------------------------------------------------
Cost of receivables and leases acquired                   (3,340.6)   (3,180.4)   (3,248.7)
- -------------------------------------------------------------------------------------------
Collections of receivables                                 2,642.5     2,708.0     2,318.7
- -------------------------------------------------------------------------------------------
Proceeds from sales of receivables                         1,161.7       703.6        27.4
- -------------------------------------------------------------------------------------------
Other                                                         13.9        14.7        10.2
- -------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities       477.5       245.9      (892.4)
- -------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------------------------------------------------------------
Increase (decrease) in notes payable to others            (1,032.7)     (615.1)      310.3
- -------------------------------------------------------------------------------------------
Change in receivable/payable with Deere & Company            373.9       (39.5)       88.5
- -------------------------------------------------------------------------------------------
Proceeds from issuance of long-term borrowings               687.0       522.7       426.2
- -------------------------------------------------------------------------------------------
Principal payments on long-term borrowings                  (506.9)     (227.5)       (1.9)
- -------------------------------------------------------------------------------------------
Dividends paid                                               (82.0)      (70.0)      (50.0)
- -------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities      (560.7)     (429.4)      773.1
- -------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          74.1       (28.3)       21.2
- -------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                91.1       119.4        98.2
- -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $   165.2   $    91.1   $   119.4
- -------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements on pages 35 to 45 are an integral part of this statement.
- -------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

John Deere Capital Corporation (Capital Corporation) is a wholly-owned subsidiary of John Deere Credit Company, a finance holding company which is wholly-owned by Deere & Company. The Capital Corporation and its subsidiaries, Deere Credit Services, Inc. (DCS), Farm Plan Corporation (FPC), Deere Credit, Inc. (DCI), and John Deere Receivables, Inc. (JDRI), are collectively called the Company. Deere & Company with its other wholly-owned subsidiaries are collectively called John Deere.

     Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "receivables." Receivables and operating leases are collectively called "receivables and leases."

     The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. John Deere is compensated by the Company at a rate of 2.9 percent or less of the finance income earned, depending on prevailing bank interest rate levels, for originating retail notes on John Deere products. John Deere is reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines. John Deere is compensated for originating leases on John Deere products and is reimbursed for staff support in a manner similar to the procedures for retail notes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries, all of which are wholly-owned.

ACCOUNTING CHANGES

In the fourth quarter of 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. This Statement generally requires the accrual of retiree health care and other postretirement benefits during employees' years of active service. The Company elected to recognize the pretax transition obligation of $5.4 million ($3.6 million net of deferred income taxes) as a one-time charge to earnings in the current year. This obligation represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to November 1, 1992. The 1993 postretirement benefits expense and related disclosures have been determined according to the provisions of FASB Statement No. 106. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $.2 million compared with the expense determined under the previous accounting principle. This increase in the current year expense is in addition to the previously mentioned one-time charge relating to the transition obligation.

     In the fourth quarter of 1993, the Company adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, effective November 1, 1992. This Statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement during employees' years of active service. The Company previously accrued certain disability related benefits when the disability occurred. Results for the first quarter of 1993 were restated for the cumulative pretax charge resulting from this change in accounting as of November 1, 1992 which totaled $.3 million ($.2 million net of deferred income taxes). The adoption of FASB Statement No. 112 had an immaterial effect on 1993 expenses.

     In the fourth quarter of 1993, the Company adopted FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments. Disclosures of the fair values of financial instruments which do not approximate the carrying values in the financial statements are included in the appropriate financial statement notes. Fair values of other financial instruments approximate the carrying amounts because of the short maturities or current market interest rates of those instruments.

     In the second quarter of 1992, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. See note 10 for further information.

RETAIL NOTES RECEIVABLE

The Company purchases and finances retail notes from John Deere's agricultural equipment, industrial equipment and lawn and grounds care equipment sales branches in the United States. The notes are acquired by the sales branches through John Deere retail dealers and principally originate in connection with retail sales by dealers of new John Deere equipment and used equipment. The Company also purchases and finances retail

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes unrelated to John Deere equipment, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine mortgage service companies (recreational product retail notes).

     Finance income included in the face amount of retail notes is amortized into income over the lives of the notes on the effective-yield basis. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank.

     Costs incurred in the acquisition of retail notes are deferred and amortized into income over the expected lives of the notes on the effective-yield basis.

     A portion of the finance income earned by the Company arises from retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company receives compensation from John Deere approximately equal to the normal net finance charge on retail notes for periods during which finance charges have been waived or reduced. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 19 percent in 1993, 17 percent in 1992 and 20 percent in 1991.

     A deposit equal to one percent of the face amount of John Deere agricultural and lawn and grounds care equipment retail notes originating from each dealer is withheld from that dealer and recorded by the Company. Any subsequent retail note losses are charged against the withheld deposits. To the extent that a loss on a retail note cannot be absorbed by deposits withheld from the dealer from which the retail note was acquired, it is charged against the Company's allowance for credit losses. At the end of each calendar year, the balance of each dealer's withholding account in excess of a specified percent (currently 3 percent) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer, and any negative balance in the dealer withholding account is written off and absorbed by the Company's allowance for credit losses.

     All John Deere industrial equipment retail notes are currently acquired on a non-recourse basis and there is no withholding of dealer deposits on those notes. This procedure originated in January 1992. Industrial notes acquired prior to January 1992 remain subject to the agricultural and lawn and grounds care equipment procedures, noted in the above paragraph, until the notes are paid in full, or the withholding accounts are depleted. Because of this change, the allowance for credit losses was increased to compensate for the additional credit risk. The Company does not withhold deposits on recreational product retail notes.

     The Company requires that theft and physical damage insurance be carried on all equipment leased or securing retail notes. The customer may, at his own expense, have the Company purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on wholesale notes and can be purchased through the Company or from other sources. Insurance is not required on revolving charge accounts.

     Generally, when an account becomes 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses.

REVOLVING CHARGE ACCOUNTS RECEIVABLE

Revolving charge account income is generated primarily by two revolving credit products: Farm Plan and the John Deere Credit Revolving Plan.

     Farm Plan is primarily used by agri-businesses to finance customer purchases, such as parts and service labor, which would otherwise be carried by the merchants as accounts receivable. Farm Plan income includes a discount paid by merchants for the purchase of customer accounts and finance charges paid by customers on their outstanding revolving charge account balances. Merchant recourse and a merchant reserve are established on some receivables purchased.

     The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances.

     Accrual of revolving charge account income is suspended generally when an account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan account and 150 days for John Deere Credit Revolving Plan accounts.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIRECT FINANCING LEASES AND EQUIPMENT ON OPERATING LEASES

The Company leases John Deere agricultural equipment, industrial equipment and lawn and grounds care equipment directly to retail customers.

     At the time of accepting a lease that qualifies as a direct financing lease under FASB Statement No. 13, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment for non-purchase option leases and unearned lease income. The unearned lease income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned lease income is recognized as revenue over the lease term on the effective-yield method.

     Leases that do not meet the criteria for direct financing leases as outlined by FASB Statement No. 13 are accounted for as operating leases. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated on a straight-line method over the terms of the leases.

     Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

     Deposits withheld from John Deere dealers and related losses on leases are handled in a manner similar to the procedures for retail notes. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

     Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the estimated wholesale market value of the equipment.

     Generally, when an account becomes 120 days delinquent, accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses.

WHOLESALE RECEIVABLES

The Company finances recreational vehicle inventory and John Deere engines held by dealers of those products. Wholesale finance income is recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by the recreational vehicle and engine inventories financed. Although amounts are not withheld from dealers to cover uncollectible receivables, there are repurchase agreements with manufacturers for new inventories held by dealers. Generally, when an account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed and the estimated uncollectible amount is written off to the allowance for credit losses.

OTHER RECEIVABLES

During 1993 and 1992, the Company sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The Company is also compensated by the trusts for certain expenses incurred in the administration of these receivables. Securitization and servicing fee income includes both the amortization of the above receivables and reimbursed administrative expenses.

CONCENTRATION OF CREDIT RISK

Receivables and leases have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care, and recreational product business sectors as shown in note 2, "Receivables and Leases." On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Company retains as collateral a security interest in the equipment associated with receivables and leases other than revolving charge accounts.

RECLASSIFICATIONS

Certain amounts for 1991 and 1992 have been reclassified to conform with 1993 financial statement presentations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 RECEIVABLES AND LEASES

RETAIL NOTES RECEIVABLE

     Retail notes receivable by product category at October 31 in millions of dollars follow:


                                                       1993           1992
- ---------------------------------------------------------------------------
Agricultural equipment--new                         $  993.1       $1,350.2
- ---------------------------------------------------------------------------
Agricultural equipment--used                           840.0        1,092.4
- ---------------------------------------------------------------------------
Industrial equipment--new                              233.1          319.7
- ---------------------------------------------------------------------------
Industrial equipment--used                              71.8           85.3
- ---------------------------------------------------------------------------
Lawn and grounds care equipment--new                   175.1          203.2
- ---------------------------------------------------------------------------
Lawn and grounds care equipment--used                   22.2           23.8
- ---------------------------------------------------------------------------
Recreational Products                                1,303.1        1,446.5
- ---------------------------------------------------------------------------
     Total                                           3,638.4        4,521.1
- ---------------------------------------------------------------------------
Unearned finance income:
- ---------------------------------------------------------------------------
     John Deere                                       (347.7)        (435.8)
- ---------------------------------------------------------------------------
     Recreational Products                            (499.0)        (576.2)
- ---------------------------------------------------------------------------
     Total                                            (846.7)      (1,012.0)
- ---------------------------------------------------------------------------
     Retail notes receivable--net                    $2,791.7       $3,509.1
- ---------------------------------------------------------------------------

Retail note installments at October 31 are scheduled as follows in millions of dollars:

                                                       1993           1992
- ---------------------------------------------------------------------------
Due in:
- ---------------------------------------------------------------------------
 0-12 months                                        $  871.5       $1,180.1
- ---------------------------------------------------------------------------
13-24 months                                           750.9          985.9
- ---------------------------------------------------------------------------
25-36 months                                           618.2          776.1
- ---------------------------------------------------------------------------
37-48 months                                           462.6          547.6
- ---------------------------------------------------------------------------
49-60 months                                           308.8          335.5
- ---------------------------------------------------------------------------
61-72 months                                           162.6          165.0
- ---------------------------------------------------------------------------
Over 72 months                                         463.8          530.9
- ---------------------------------------------------------------------------
     Total                                          $3,638.4       $4,521.1
- ---------------------------------------------------------------------------

Company guidelines relating to down payment requirements and maximum contract terms on retail notes are generally as follows:

                                                        Down      Contract
                                                       Payment      Terms
- ---------------------------------------------------------------------------
Agricultural equipment, new and used:
- ---------------------------------------------------------------------------
     Seasonal payments                                   30%   7 crop years
- ---------------------------------------------------------------------------
     Monthly payments                                    20%      84 months
- ---------------------------------------------------------------------------
Industrial equipment:
- ---------------------------------------------------------------------------
     New                                                 20%   48-60 months
- ---------------------------------------------------------------------------
     Used                                                20%      36 months
- ---------------------------------------------------------------------------
Lawn and grounds care equipment,
- ---------------------------------------------------------------------------
     new and used:
- ---------------------------------------------------------------------------
     Personal use                                        10%      72 months
- ---------------------------------------------------------------------------
     Commercial use                                      20%      72 months
- ---------------------------------------------------------------------------
Recreational Products:
- ---------------------------------------------------------------------------
     New                                                 20%     180 months
- ---------------------------------------------------------------------------
     Used                                                20%     144 months
- ---------------------------------------------------------------------------


During 1993, the average effective yield on retail notes held by the Company was approximately 9.8 percent compared with 10.1 percent in 1992.
     Retail notes acquired by the Company during the year ended October 31, 1993 had an estimated average original term (based on dollar amounts) of 67 months. During 1992 and 1991, the estimated average original term was 68 and 66 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term.
     During 1993, the Company received net proceeds of $1.143 billion from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. During 1992, the Company received net proceeds of $683 million from the sale of retail notes.
     At October 31, 1993 and 1992, the net balance of all retail notes previously sold by the Company was $1.394 billion and $688 million, respectively. Additional sales of retail notes are expected to be made in the future.
     The Company recognizes any gain or loss at the time of the sale of retail notes. The sale price of retail notes sold to financial institutions is subject to subsequent monthly adjustments to reflect changes in short-term interest rates and variations in timing between actual and anticipated collections. The Company acts as agent for the buyers in collection and administration of all the notes it has sold and was contingently liable for recourse in the maximum amount of $108 million and $67 million at October 31, 1993 and 1992, respectively. All retail notes sold are collateralized by security agreements on the related machinery sold to the customers. There is a minimal amount of market risk due to monthly adjustments to the sale price of a small portion of the retail notes. There is no anticipated credit risk related to the nonperformance by the counterparties.

REVOLVING CHARGE ACCOUNTS RECEIVABLE
Revolving charge accounts receivable at October 31, 1993 totaled $331 million compared with $268 million at October 31, 1992. Account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule. A minimum amount is due each month from customers selecting the revolving payment option.

FINANCING LEASES RECEIVABLE
Financing leases receivable by product category at October

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 are as follows in millions of dollars:


                                                        1993           1992
- ---------------------------------------------------------------------------
Agricultural equipment                               $  68.5        $  71.8
- ---------------------------------------------------------------------------
Industrial equipment                                    23.8           18.1
- ---------------------------------------------------------------------------
Lawn and grounds care equipment                          4.9            5.8
- ---------------------------------------------------------------------------
     Total                                              97.2           95.7
- ---------------------------------------------------------------------------
Estimated residual values                                2.3            3.1
- ---------------------------------------------------------------------------
Unearned finance income                                (14.6)         (13.4)
- ---------------------------------------------------------------------------
     Financing leases receivable--net                $  84.9        $  85.4
- ---------------------------------------------------------------------------


Residual values represent the amounts estimated to be recoverable at maturity from disposition of the leased equipment under non-purchase option financing leases.
     Initial lease terms for financing leases range from 12 months to 72 months. Payments on financing leases receivable at October 31 are scheduled as follows in millions of dollars:


                                                        1993           1992
- ---------------------------------------------------------------------------
Due in:
- ---------------------------------------------------------------------------
 0-12 months                                         $  35.4        $  62.2
- ---------------------------------------------------------------------------
13-24 months                                            25.9           18.5
- ---------------------------------------------------------------------------
25-36 months                                            18.3           10.1
- ---------------------------------------------------------------------------
37-48 months                                            11.1            4.1
- ---------------------------------------------------------------------------
Over 48 months                                           6.5             .8
- ---------------------------------------------------------------------------
     Total                                           $  97.2        $  95.7
- ---------------------------------------------------------------------------


The Company sold $19 million of municipal leases to Deere & Company in 1993 compared with $21 million in 1992. At October 31, 1993, the net balance of leases sold was $43 million compared with $48 million at October 31, 1992. Additional sales of leases may be made in the future.

WHOLESALE RECEIVABLES
Wholesale receivables at October 31, 1993 totaled $110 million compared with $112 million at October 31, 1992.

Maturities range from 12 to 24 months, with scheduled principal reductions from invoice date to maturity.

EQUIPMENT ON OPERATING LEASES
The cost of equipment on operating leases by product category at October 31 follows in millions of dollars:



                                                        1993           1992
- ---------------------------------------------------------------------------
Agricultural equipment                               $ 102.4        $  63.0
- ---------------------------------------------------------------------------
Industrial equipment                                    49.1           48.1
- ---------------------------------------------------------------------------
Lawn and grounds care equipment                          1.6            1.6
- ---------------------------------------------------------------------------
     Total                                             153.1          112.7
- ---------------------------------------------------------------------------
Accumulated depreciation                               (33.8)         (27.6)
- ---------------------------------------------------------------------------
     Equipment on operating leases--net              $ 119.3        $  85.1
- ---------------------------------------------------------------------------

Initial lease terms for equipment on operating leases range from 12 months to 72 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows in millions of dollars:



                                                        1993           1992
- ---------------------------------------------------------------------------
Due in:
- ---------------------------------------------------------------------------
 0-12 months                                         $  27.0        $  20.0
- ---------------------------------------------------------------------------
13-24 months                                            17.7           14.0
- ---------------------------------------------------------------------------
25-36 months                                             4.9            7.3
- ---------------------------------------------------------------------------
37-48 months                                             1.6            2.3
- ---------------------------------------------------------------------------
Over 48 months                                            .2             .2
- ---------------------------------------------------------------------------
     Total                                           $  51.4        $  43.8
- ---------------------------------------------------------------------------


FAIR VALUE
At October 31, 1993, the estimated fair value of total net receivables and leases was $3.516 billion compared with the carrying value of $3.436 billion. The fair values of fixed-rate retail notes and financing leases were based on the discounted values of their related cash flows at current market interest rates. The fair values of variable-rate retail notes, revolving charge accounts and wholesale notes approximate the carrying amounts.



NOTE 3 ALLOWANCE FOR CREDIT LOSSES

     Allowances for credit losses on receivables and leases are maintained in amounts considered to be appropriate in relation to the receivables and leases outstanding based on estimated collectibility and collection experience.

     An analysis of the allowance for credit losses on total receivables and losses follows in millions of dollars:

                                        1993           1992           1991
- ---------------------------------------------------------------------------
Balance, beginning
- ---------------------------------------------------------------------------
     of the year                       $ 83.0         $ 78.2         $ 68.5
- ---------------------------------------------------------------------------
Provision charged to
- ---------------------------------------------------------------------------
     operations                          28.1           48.5           66.2
- ---------------------------------------------------------------------------
Amounts written off                     (26.1)         (43.7)         (56.5)
- ---------------------------------------------------------------------------
Transfers related to
- ---------------------------------------------------------------------------
     retail note sales                   (7.5)
- ---------------------------------------------------------------------------
Balance, end of the year               $ 77.5         $ 83.0         $ 78.2
- ---------------------------------------------------------------------------

   The allowance for credit losses represented 2.3 percent, 2.0 percent and 1.8 percent of receivables and leases outstanding at October 31, 1993, 1992 and 1991, respectively. In addition, the Company had $105 million, $101 million and $99 million at October 31, 1993, 1992 and 1991, respectively, of deposits withheld from John Deere dealers and Farm Plan merchants available for certain potential credit losses originating from those dealers and merchants. The lower provisions in 1993 and 1992 resulted from a decrease in write-offs of uncollectible receivables and leases, particularly recreational product retail notes. The decrease in write-offs of recreational product notes resulted primarily from the development of more selective recreational product retail note acquisition criteria by the Company over the past few years and improved collection effectiveness.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SHORT-TERM BORROWINGS

On October 31, 1993, short-term borrowings were $1.299 billion, $454 million of which was commercial paper. Short-term borrowings were $2.017 billion one year ago, $1.487 billion of which was commercial paper. Original maturities of commercial paper outstanding on October 31, 1993 ranged up to 244 days. The weighted average remaining term of commercial paper outstanding on October 31, 1993 was approximately 71 days. The Capital Corporation's short-term debt also includes amounts borrowed from Deere & Company, which totaled $439.5 million at October 31, 1993. The Capital Corporation pays a market rate of interest to Deere & Company based on the average outstanding borrowings each month. The weighted average interest rates on all short-term borrowings, excluding current maturities of long-term borrowings, for 1993, 1992 and 1991 were 4.0 percent,
5.0 percent and 6.9 percent, respectively.

     At October 31, 1993, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $3.025 billion. Included in the total credit lines are three long-term credit agreements expiring on various dates through March 1996 for an aggregate maximum amount of $3.016 billion. At October 31, 1993, $2.265 billion of the lines of credit were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are paid by Deere & Company and charged to the Capital Corporation based on utilization.

     At October 31, 1993, the Capital Corporation had no borrowings outstanding under the credit agreements. These agreements require the Capital Corporation to maintain its consolidated ratio of earnings before fixed charges to fixed charges at no less than 1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. For purposes of these calculations, "earnings" consist of income before income taxes to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from Deere & Company. The Company's ratio of earnings to fixed charges was 1.99 to 1 (excluding the effect of the accounting changes), 1.74 to 1 and 1.48 to 1 in 1993, 1992 and 1991, respectively. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 2.2 to 1 at October 31, 1993 compared with 2.7 to 1 at October 31, 1992.

     In common with other large finance and credit companies, the Company actively manages the relationship of the types and amounts of its funding sources to its receivable and lease portfolios in an effort to diminish risk due to interest rate and currency fluctuations, while responding to favorable competitive and financing opportunities. Accordingly, from time to time, the Company has entered into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its short-term borrowings. At October 31, 1993 and 1992, the total notional principal amounts of interest rate swap agreements were $510 million and $150 million having rates of 3.6 to 9.6 percent terminating in up to 28 months and 14 months, respectively. The total notional principal amounts of interest rate cap agreements at October 31, 1993 and 1992 were $44 million and $105 million having capped rates of 8.0 percent to 9.0 percent terminating in up to 15 months and 28 months, respectively. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements. The credit and market risk under these agreements is not considered to be significant. The estimated fair value and carrying value of these interest rate swap and cap agreements were not significant at October 31, 1993.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 LONG-TERM BORROWINGS

Long-term borrowings of the Capital Corporation at October 31 consisted of the following in millions of dollars:


                                                             1993          1992
- --------------------------------------------------------------------------------
Senior Debt:
- --------------------------------------------------------------------------------
     Medium-term notes due 1994-2000:
- --------------------------------------------------------------------------------
          Average interest rate of 5.9% as
- --------------------------------------------------------------------------------
          of year end 1993 and 6.7% as of
- --------------------------------------------------------------------------------
          year end 1992                                 $   382.0     $   400.1
- --------------------------------------------------------------------------------
     5% Debenture due 1995                                  150.0
- --------------------------------------------------------------------------------
     4-5/8% Debenture due 1996                              200.0
- --------------------------------------------------------------------------------
     6.0% Notes due 1995:
- --------------------------------------------------------------------------------
          Swapped to variable interest rate
- --------------------------------------------------------------------------------
          of 3.1% as of year end 1993
- --------------------------------------------------------------------------------
          and 3.6% as of year end 1992                     100.0          100.0
- --------------------------------------------------------------------------------
     11-5/8% Notes due 1995:
- --------------------------------------------------------------------------------
          Swapped to variable interest rate
- --------------------------------------------------------------------------------
          of 3.2% as of year end 1993 and
- --------------------------------------------------------------------------------
          3.3% as of year end 1992                          150.0         150.0
- --------------------------------------------------------------------------------
     7.2% Debenture due 1997                                100.0         100.0
- --------------------------------------------------------------------------------
     7.5% Debenture due 1998                                               47.5
- --------------------------------------------------------------------------------
     5% Swiss Franc Bonds due 1999:
- --------------------------------------------------------------------------------
          Swapped to variable interest rate
- --------------------------------------------------------------------------------
          of 3.7% as of year end 1993 and
- --------------------------------------------------------------------------------
          3.8% as of year end 1992                           97.5          97.5
- --------------------------------------------------------------------------------
               Total                                      1,179.5         895.1
- --------------------------------------------------------------------------------
Less unamortized debt discount                                1.3           1.2
- --------------------------------------------------------------------------------
               Net Senior Debt                            1,178.2         893.9
- --------------------------------------------------------------------------------
Subordinated Debt:
- --------------------------------------------------------------------------------
     9-5/8% Subordinated Notes due 1998:
- --------------------------------------------------------------------------------
          Swapped to variable interest rate
- --------------------------------------------------------------------------------
          of 3.8% as of year end 1993 and
- --------------------------------------------------------------------------------
          3.9% as of year end 1992                          150.0         150.0
- --------------------------------------------------------------------------------
     9.35% Subordinated Debentures
- --------------------------------------------------------------------------------
          due 2003                                                         45.0
- --------------------------------------------------------------------------------
     8-5/8% Subordinated Debentures
- --------------------------------------------------------------------------------
          due 2019: Swapped to variable
- --------------------------------------------------------------------------------
          interest rate of 3.2% as of
- --------------------------------------------------------------------------------
          year end 1993 and 3.2% as of
- --------------------------------------------------------------------------------
          year end 1992                                     150.0         150.0
- --------------------------------------------------------------------------------
               Total Subordinated Debt                      300.0         345.0
- --------------------------------------------------------------------------------
               Total                                     $1,478.2      $1,238.9
- --------------------------------------------------------------------------------

    In 1993, the Capital Corporation issued $150 million of 5% notes due in 1995 and $200 million of 4-5/8% notes due in 1996. The Capital Corporation also retired $150 million of 7.4% notes due in 1993, $125 million of 9.0% debentures due in 1993 and $47 million of 7-1/2% debentures due in 1998. During 1993, the Capital Corporation issued $337 million and retired $176 million of medium-term notes. In November 1993, the Capital Corporation announced that on January 4, 1994 it will redeem the $40 million balance of outstanding 9.35% subordinated debentures due 2003.

     The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings to a variable rate based on specified United States commercial paper rate indices. The table reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Capital Corporation has interest rate swap agreements corresponding to a portion of its fixed rate long-term borrowings. At October 31, 1993, the total notional principal amount of these interest rate swap agreements was $347 million, having variable rates of 3.4 percent to 3.8 percent, terminating in up to 40 months. The Capital Corporation also has interest rate swap and cap agreements associated with medium-term notes. The table reflects the interest rates relating to these swap and cap agreements. At October 31, 1993 and 1992, the total notional principal amounts of these swap agreements were $138 million and $110 million, terminating in up to 42 months and 54 months, respectively. At October 31, 1993 and 1992, the total notional principal amounts of these cap agreements were $25 million and $125 million, terminating in up to 22 months and 34 months, respectively. A Swiss franc to United States dollar currency swap agreement is also associated with the Swiss franc bonds in the table. The credit and market risk under these agreements is not considered to be significant.

     At October 31, 1993, the total estimated fair value of the Company's total long-term borrowings was $1.496 billion. The corresponding carrying amount of total long-term borrowings was $1.478 billion. Fair values of long-term borrowings with fixed rates were based on a discounted cash flow model. Fair values of long-term borrowings, which have been swapped to current variable interest rates, approximate their carrying amounts. The estimated fair value and carrying value of the Company's interest rate swap and cap agreements associated with medium-term notes were not significant at October 31, 1993.

     The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 1994-$405, 1995-$633, 1996-$262, 1997-$309, 1998-$11.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 FIXED CHARGE COVERAGE

Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings before fixed charges to fixed charges will not be less than 1.05 to 1 for each fiscal quarter. Financial support was not provided in 1993, 1992 or 1991, as the ratios were 1.99 to 1 (excluding the effect of the accounting changes), 1.74 to 1, and
1.48 to 1, respectively. This arrangement is not intended to make Deere & Company responsible for the payment of obligations of the Company.


NOTE 7 COMMON STOCK

All of the Company's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1993 or 1992.


NOTE 8 DIVIDENDS

In October 1993, the Capital Corporation paid a cash dividend to John Deere Credit Company of $82 million, which in turn paid an $82 million cash dividend to Deere & Company. Similarly, during 1992, the Capital Corporation paid a $70 million dividend. During the first quarter of 1994, the Capital Corporation declared and paid a dividend of $150 million to John Deere Credit Company, which in turn declared and paid a dividend of $150 million to Deere & Company.


NOTE 9 PENSION AND OTHER RETIREMENT BENEFITS

The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employees' compensation near retirement. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.5 million in 1993, $1.0 million in 1992 and was negligible in prior years. Further disclosure for the plan is included in the Deere & Company 1993 annual report pension note.

     During the fourth quarter of 1993, the Company adopted FASB Statement
No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Additional information is presented in the "Summary of Significant Accounting Policies" on page 35, and the "Quarterly Data (unaudited)" on page 45.

     The Company generally provides defined benefit health care and life insurance plans for retired employees. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $.6 million in 1993. The 1992 and 1991 expenses were negligible as determined under the previous accounting principle.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 INCOME TAXES

TAXES ON INCOME AND INCOME TAX CREDITS
The taxable income of the Company is included in the consolidated United States income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

DEFERRED INCOME TAXES
In 1992, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. There was no cumulative effect of adoption or current effect on continuing operations mainly because the Company had previously adopted FASB Statement No. 96, Accounting for Income Taxes, in 1988.
     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 in millions of dollars follows:


                                                               1993                        1992
                                                     -----------------------------------------------------
                                                     Deferred       Deferred       Deferred     Deferred
                                                        Tax            Tax            Tax          Tax
                                                       Assets      Liabilities      Assets     Liabilities
- ----------------------------------------------------------------------------------------------------------
Allowance for credit losses                            $27.1                         $28.2
- ----------------------------------------------------------------------------------------------------------
Deferred lease income                                                  $4.1                        $2.6
- ----------------------------------------------------------------------------------------------------------
Deferred retail note
- ----------------------------------------------------------------------------------------------------------
     finance income                                                     1.5                          .2
- ----------------------------------------------------------------------------------------------------------
Accrual for retirement and
- ----------------------------------------------------------------------------------------------------------
     postemployment benefits                             2.1
- ----------------------------------------------------------------------------------------------------------
Miscellaneous accruals and other                                         .4             .1           .5
- ----------------------------------------------------------------------------------------------------------
     Total deferred income tax
- ----------------------------------------------------------------------------------------------------------
          assets and liabilities                       $29.2           $6.0          $28.3         $3.3
- ----------------------------------------------------------------------------------------------------------


The provision for income taxes consisted of the following in millions of dollars:


                                                       1993           1992           1991
- -------------------------------------------------------------------------------------------
Current                                               $ 54.5         $ 52.7         $ 52.3
- -------------------------------------------------------------------------------------------
Deferred                                                 3.8           (4.8)         (14.5)
- -------------------------------------------------------------------------------------------
     Total provision for
- -------------------------------------------------------------------------------------------
          income taxes                                $ 58.3         $ 47.9         $ 37.8
- -------------------------------------------------------------------------------------------

The Omnibus Budget Reconciliation Act of 1993, which enacted an increase in the United States federal statutory income tax rate effective January 1, 1993, was signed into law during the fourth quarter of 1993. In accordance with FASB Statement No. 109, Accounting for Income Taxes, deferred tax assets and liabilities as of the enactment date were revalued during the fourth quarter of 1993 using the new rate of 35 percent. This resulted in a credit of $.7 million to the provision for income taxes.


EFFECTIVE INCOME TAX PROVISION
A comparison of the statutory and effective income tax provisions of the Company and reasons for related differences follow in millions of dollars:



                                                       1993           1992           1991
- ------------------------------------------------------------------------------------------
United States federal income tax
- ------------------------------------------------------------------------------------------
          provision at a statutory rate
- ------------------------------------------------------------------------------------------
          of 34.83 percent in 1993
- ------------------------------------------------------------------------------------------
          and 34 percent
- ------------------------------------------------------------------------------------------
          in 1992 and 1991                            $ 59.0         $ 48.6         $ 37.7
- ------------------------------------------------------------------------------------------
Municipal lease income
- ------------------------------------------------------------------------------------------
          not taxable                                    (.3)           (.2)           (.3)
- ------------------------------------------------------------------------------------------
Effect of statutory tax rate
- ------------------------------------------------------------------------------------------
          change on deferred taxes                       (.7)
- ------------------------------------------------------------------------------------------
Other adjustments--net                                    .3            (.5)            .4
- ------------------------------------------------------------------------------------------
          Total provision for
- ------------------------------------------------------------------------------------------
               income taxes                           $ 58.3         $ 47.9         $ 37.8
- ------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

     Cash payments by the Company for interest incurred on borrowings in 1993, 1992 and 1991 were $134.8 million, $172.6 million and $215.9 million, respectively. Cash payments for income taxes during these same periods were $54.9 million, $53.0 million and $53.3 million, respectively.

NOTE 12 LEGAL PROCEEDINGS

The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures. The plaintiffs in Texas claim they are entitled to common law and statutory damages and penalties. On November 6, 1992 the federal District Court certified a federal class action under Rule 23 (b) (3) of the Federal Rules of Civil Procedure in an action brought by Russell Durrett, individually and on behalf of others, against John Deere Company (filed in state court on February 19, 1992 and removed on February 26, 1992 to the United States District Court for the Northern District of Texas, Dallas Division). On October 12, 1993, in a case named DEERE CREDIT, INC. V. SHIRLEY Y. MORGAN, ET AL., filed February 20, 1992, the 281st District Court for Harris County, Texas, certified a class under Rules 42 (b) (1) (A), 42 (b) (1) (B) and 42 (b) (2) of the Texas Rules of Civil Procedure, of all persons who opt out of the federal class action. The Company believes that it has substantial defenses and intends to defend the actions vigorously. Although it is not possible to predict the outcome of these unresolved legal actions, and the amounts of claimed damages and penalties are large, the Company believes that these unresolved legal actions will not have a material adverse effect on its consolidated financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 QUARTERLY DATA (UNAUDITED)

Supplemental consolidated quarterly information for the Company follows in millions of dollars:

                                           First  Second   Third  Fourth  Fiscal
                                         Quarter Quarter Quarter Quarter    Year
- --------------------------------------------------------------------------------
1993:
- --------------------------------------------------------------------------------
  Revenues                                $115.1  $116.7  $114.4  $119.8  $466.0
- --------------------------------------------------------------------------------
  Interest expense                          43.6    42.8    40.7    40.7   167.8
- --------------------------------------------------------------------------------
  Operating expenses (1)                    30.1    33.3    30.4    35.1   128.9
- --------------------------------------------------------------------------------
  Income taxes                              14.0    13.8    14.7    15.8    58.3
- --------------------------------------------------------------------------------
  Income before changes in accounting (1)   27.4    26.8    28.6    28.2   111.0
- --------------------------------------------------------------------------------
  Changes in accounting (1)                  3.8                             3.8
- --------------------------------------------------------------------------------
  Net income                                23.6    26.8    28.6    28.2   107.2
- --------------------------------------------------------------------------------
1992:
- --------------------------------------------------------------------------------
  Revenues                                $117.5  $116.8  $120.0  $116.6  $470.9
- --------------------------------------------------------------------------------
  Interest expense                          53.2    46.7    45.9    43.5   189.3
- --------------------------------------------------------------------------------
  Operating expenses                        33.1    34.7    31.4    39.5   138.7
- --------------------------------------------------------------------------------
  Income taxes                              10.6    11.6    14.9    10.8    47.9
- --------------------------------------------------------------------------------
  Net income                                20.6    23.8    27.8    22.8    95.0
- --------------------------------------------------------------------------------

(1) In the fourth quarter of 1993, the Company adopted FASB Statement Nos. 106 and 112 relating to postretirement and postemployment benefits, effective November 1, 1992. Accordingly, results for the first quarter of 1993 were restated for the cumulative after-tax effect of these changes in accounting as of November 1, 1992, which totaled $3.8 million. Previously reported income before changes in accounting for the first three quarters of 1993 were also restated to reflect incremental pretax postretirement benefits expense of $.2 million ($.1 million after income taxes) compared with expense under the previous accounting principles. The fourth quarter of 1993 also included an incremental pretax increase in the postretirement and postemployment benefits expense of $.1 million compared with expense under the previous accounting principles. Additional information relating to the adoption of FASB Statement Nos. 106 and 112 is presented in the "Summary of Significant Accounting Policies" on page 35.

                                                                   Schedule VIII

               JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                          (in thousands of dollars)


- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

          COLUMN A                 COLUMN B            COLUMN C                        COLUMN D                    COLUMN E
          --------                 --------            --------                        --------                    --------
                                                       ADDITIONS                      DEDUCTIONS
                                               ------------------------- -------------------------------------
                                   BALANCE AT  CHARGED TO  CHARGED TO
                                   BEGINNING   COSTS AND  OTHER ACCOUNTS                                         BALANCE AT
          DESCRIPTION               OF YEAR    EXPENSES     -EXPLAIN          DESCRIPTION              AMOUNT    END OF YEAR
- --------------------------------------------------------------------------------------------------------------------------------
Year Ended October 31, 1993:
 Reserve deducted from the asset
  to which it applies-
 Credit losses
                                                                         Transfers related
                                                                         to retail note sales           $7,511
                                                                         Uncollectible receivables     $26,094     $77,486
                                                                                                     ---------   ---------

 Total                               $83,002     $28,089                 Total Deductions              $33,605     $77,486
                                   ---------   ---------                                             ---------   ---------
                                   ---------   ---------                                             ---------   ---------
Year ended October 31, 1992:
 Reserve deducted from the asset
  to which it applies-
 Credit losses

 Total                               $78,159     $48,497                 Uncollectible receivables     $43,654     $83,002
                                   ---------   ---------                                             ---------   ---------
                                   ---------   ---------                                             ---------   ---------

Year ended October 31, 1991:
 Reserve deducted from the asset
  to which it applies-
 Credit losses

 Total                               $68,480     $66,210                                               $56,531     $78,159
                                   ---------   ---------                 Uncollectible receivables   ---------   ---------
                                   ---------   ---------                                             ---------   ---------


                                                                     Schedule IX

                              SHORT-TERM BORROWINGS
               FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                            (in thousands of dollars)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

                 COLUMN A                         COLUMN B        COLUMN C           COLUMN D        COLUMN E       COLUMN F
                 --------                         --------        --------           --------        --------       --------
                                                                                  MAXIMUM AMOUNT    AVE AMOUNT    WEIGHTED AVE
                                                                                    OUTSTANDING     OUTSTANDING   INTEREST RATE
                                               BALANCE AT END   WEIGHTED AVE          DURING          DURING         DURING
CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS       OF PERIOD     INTEREST RATE       THE PERIOD      THE PERIOD     THE PERIOD
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                       (1)             (2)            (3)
Year Ended October 31, 1993:
 Demand notes payable to Deere & Company           $439,540           3.2%              $439,540         $58,821         3.5%
 Payable to holders of commercial paper (4)         454,009           3.4%             1,477,078       1,119,574         3.4%
                                               ------------                                         ------------

 Total short-term borrowings                       $893,549           3.3%            $1,477,078      $1,178,395         3.4%
                                               ------------                                         ------------
                                               ------------                                         ------------

Year ended October 31, 1992:
 Demand notes payable to Deere & Company            $65,661           3.9%               $65,661          $7,181         4.4%
 Payable to holders of commercial paper (4)       1,486,673           3.4%             2,011,756      $1,850,245         4.3%
                                               ------------                                         ------------

 Total short-term borrowings                     $1,552,334           3.4%            $2,011,756      $1,857,426         4.3%
                                               ------------                                         ------------
                                               ------------                                         ------------

Year ended October 31, 1991:
 Demand notes payable to Deere & Company           $105,223           5.5%              $105,223         $19,487         6.7%
 Payable to holders of commercial paper (4)       2,101,804           5.9%             2,101,804       1,866,667         6.9%
                                               ------------                                         ------------

 Total short-term borrowings                     $2,207,027           5.9%            $2,207,027      $1,186,154         6.9%
                                               ------------                                         ------------
                                               ------------                                         ------------

- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

(1) Maximum amount outstanding at end of any month during the fiscal year.

(2) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by the number of days in the fiscal year.

(3) Weighted average interest rates were computed by dividing interest expense for the year (excluding commitment fees)
    by the average daily principal balance outstanding. When commitment fees are included in the computation of the weighted average interest rate the adjusted rates are 3.6 percent, 4.4 percent and 7.0 percent for 1993, 1992, and
    1991 respectively.

(4) Commercial paper is issued with varying interest rates and with varying maturities up to a maximum of 270 days.

                                INDEX TO EXHIBITS

                                                                        Page No.
                                                                        -------

3.1   Certificate of Incorporation, as amended                              50

3.2   By-laws, as amended                                                   57

4.1   Credit agreements among registrant, Deere & Company, various financial institutions, and Chemical Bank and Deutsche Bank,
      as Managing Agents, dated as of December 15, 1993.                    64

4.2 Revolving evergreen facility linked credit agreement among registrant, Deere & Company and a number of banks dated as of March 26, 1993 (Exhibit 4.2 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

4.3 Form of certificate for common stock (Exhibit 4.3 to Form 10-Q of the registrant for the quarter ended April 30, 1993*)

4.4 Indenture dated as of February 15, 1991 between registrant and Citibank, N.A., as Trustee (Exhibit 4.5 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

      Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.    Not applicable.

10.1  Agreement dated May 11, 1993 between registrant and
      Deere & Company concerning agricultural retail notes
      (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*).

10.2  Agreement dated May 11, 1993 between registrant and Deere
      & Company concerning lawn and grounds care retail notes
      (Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.3  Agreement dated May 11, 1993 between registrant and
      John Deere Industrial Equipment Company concerning industrial retail notes (Exhibit 10.3 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.4 Agreement dated January 26, 1983 between registrant and Deere & Company relating to agreements with United States sales branches on retail notes (Exhibit 10.4 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.5 Insurance policy no. CL-001 of Sierra General Life Insurance Company providing insurance on lives of purchasers of certain equipment financed with receivables (Exhibit 10.5 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

11.   Not applicable.

12.   Statement of computation of the ratio of earnings before
      fixed charges to fixed charges for each of the five years
      in the period ended October 31, 1993.                             321

13.   Not applicable

16.   Not applicable

18.   Not applicable

21.   Omitted pursuant to instruction J(2)

22.   Not applicable

23.   Consent of Deloitte & Touche                                      322

24.   Not applicable

27.   Not applicable

28.   Not applicable

99.1 Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1993.*


- -----------------------------
 * Incorporated by reference. Copies of these exhibits are available from the Company upon request.
                                        49