Form 10-Q
period 1994-01-31
DEERE JOHN CAPITAL CORP
filed 1994-03-16
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 1994

                        Commission file no: 1-6458
                      ______________________________

                      JOHN DEERE CAPITAL CORPORATION

 Delaware                           36-2386361
 State of incorporation)        IRS employer identification no.)

                                 Suite 600
                      First Interstate Bank Building
                            1 East First Street
                            Reno, Nevada 89501
                 (Address of principal executive offices)

                     Telephone Number:  (702) 786-5527
                      ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  x        No

     At January 31, 1994, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John
Deere Credit Company, a
wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b)
of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

           Page 1 of 17 Pages.
            Index to Exhibits:  Page 16.
                          PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                    Condensed Statement of Consolidated Income
                                   (UNAUDITED)
                             (In millions of dollars)

                                         Three Months Ended
                                             January 31
                                          1994       1993

Revenues:
 Finance income earned on retail notes    $ 65.9    $ 84.9
 Revolving charge account income            13.3      11.3
 Lease revenues                             10.1       8.6
 Finance income earned on wholesale notes    2.5       2.6
 Net gain on retail notes sold               1.1       2.4
 Interest income from short-term investments 1.4       1.4
 Securitization and servicing fee income     9.7       2.5
 Other income                                 .7       1.4
     Total revenues                          04.7     115.1

Expenses:
 Interest expense                               35.9      43.6
 Administrative and operating expenses          17.6      15.5
 Provision for credit losses                     9.2       8.6
 Insurance expense                                .1        .1
 Fees paid to Deere & Company                    1.5       1.9
 Depreciation of equipment on
   operating leases                              5.1       4.0
      Total expenses                            69.4      73.7

Income before Income Taxes and Changes
  in Accounting                                 35.3      41.4
Provision for Income Taxes                      12.3      14.0
Income Before Changes in Accounting             23.0      27.4
Changes in Accounting                                     (3.8)
Net Income                                   $ 23.0    $ 23.6

______________

See Notes to Interim Financial Statements

JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(UNAUDITED)
(In millions of dollars)

                                    Jan 31    Oct 31    Jan 31
                                    1994      1993      1993
ASSETS
Cash and Cash Equivalents           $   58.7  $  165.2  $  165.2

Receivables and Leases:
  Retail notes                      2,942.8    2,791.7   3,509.2
  Revolving charge accounts          281.8      331.1     215.6
  Financing leases                    87.5       84.9      76.0
  Wholesale notes                     121.7      109.6     124.7
    Total receivables                3,433.8    3,317.3   3,925.5
Equipment on operating leases         121.9      119.3      90.4
Total receivables and leases         3,555.7    3,436.6   4,015.9
Allowance for credit losses           (78.4)     (77.5)    (83.3)
Total receivables and leases - net   3,477.3    3,359.1   3,932.6

Other Receivables                      190.1      182.8      94.3

Other Assets                            45.2      46.4       51.9
     TOTAL                          $3,771.3  $3,753.5  $4,244.0

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper                   $1,096.3  $  454.0  $1,115.3
  Deere & Company                       13.8     439.5      81.9
  Current maturities of long-term
   borrowings                           469.2     405.2     464.5
Total short-term borrowings           1,579.3   1,298.7   1,661.7
Accounts Payable and Accrued
  Liabilities                           208.2     120.5     157.7
Deposits Withheld from Dealers
 and Merchants                          97.6     104.9      93.2
Long-Term Borrowings:
  Notes and debentures                  961.3   1,178.2   1,237.7
  Subordinated debt                    300.0     300.0     345.0
Total long-term borrowings            1,261.3   1,478.2   1,582.7
Retirement Benefit Accruals & Other
 Liabilities                             12.8      12.1      11.2

Stockholder's Equity:
  Common stock, without par value (authorized,
   issued and outstanding - 2,500 shares
owned by John Deere Credit Company)     112.8     112.8     112.8
  Retained earnings                    499.3     626.3     624.7
    Total stockholder's equity          12.1     739.1     737.5
      TOTAL                         $3,771.3  $3,753.5  $4,244.0
See Notes to Interim Financial Statements

 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                  Condensed Statement of Consolidated Cash Flows
                                   (UNAUDITED)
                             (In millions of dollars)

                               Three Months Ended
                                        January 31
                                        1994      1993

Cash Flows from Operating Activities:
 Net Income                         $ 23.0    $    23.6

Adjustments to reconcile net income
  to net cash provided by operating
  activities                            .4         (1.2)

Net cash provided by operating
  activities                          23.4         22.4

Cash Flows from Investing Activities:
  Cost of receivables and leases
  acquired                          (828.7)       (749.7)
  Collections of receivables         686.7         804.3
  Proceeds from sales of
  receivables                          4.9           3.9
  Other                               93.5           4.4

Net cash provided by (used for)
investing activities                  (43.6)         62.9

Cash Flows from Financing
Activities:
  Increase (Decrease)
in notes payable
  to other                              642.3        (371.4)
  Change in receivable/payable with
  Deere & Company                        (425.6)         16.2
  Proceeds from the issuance of long-term
    borrowings                               --           344.0
  Principal payment on long-term
  borrowings                             (153.0)       --
    Dividends paid                      (150.0)

Net cash used for financing
  activities                            (86.3)       (11.2)

Net increase (decrease) in cash and cash
  equivalents                           (106.5)        74.1
Cash and cash equivalents at
   beginning of period                   165.2          91.1
Cash and cash equivalents at
  end of period                           $ 58.7 $   165.2
See Notes to Interim Financial Statements
Notes to Interim Financial Statements

(1)   The consolidated financial statements of John Deere Capital
Corporation
      (Capital Corporation) and its wholly owned subsidiaries, Deere Credit, Inc.
      (DCI), Deere Credit Services, Inc. (DCS), Farm Plan
Corporation (FPC) and
      John Deere Receivables, Inc. (JDRI), (collectively referred to as the
      Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.
      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2) Providing and administering financing for retail purchases of new and used
      John Deere agricultural, industrial and lawn and grounds care equipment is the principal business of the Capital Corporation.  The
Capital Corporation
      purchases retail installment sales and loan contracts
(retail notes) from
      Deere & Company and its wholly owned subsidiaries
(collectively called
      John Deere). These retail notes are acquired by John Deere through John
      Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine mortgage service companies (recreational product retail notes). The Company also leases
      John Deere equipment to retail customers, finances and services unsecured revolving charge accounts acquired from merchants in the agricultural, lawn and grounds care and marine retail markets, and provides wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products.
Retail notes,
      revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables."
Receivables and operating
      leases are collectively called "Receivables and Leases."

(3) The consolidated ratio of earnings before fixed charges to fixed charges was 1.97 to 1 during the first three months this year compared with 1.94 to
 1 (excluding the effect of accounting changes) in the comparable period of
 1993. "Earnings" consist of income before income taxes and changes in accounting to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)   In the fourth quarter of 1993, the Company adopted FASB
Statement No.
      106, Employers' Accounting for Postretirement Benefits
Other Than
      Pensions, and FASB Statement No. 112, Employers' Accounting for
      Postemployment Benefits, effective November 1, 1992.
Previous quarters
      of 1993 were restated as required by these Statements. As a result, the first quarter of 1993 has been restated to reflect the cumulative pretax effect of these changes in accounting of $5.7 million ($3.8 million after income taxes) and an incremental pretax benefits expense of $.1 million.

(5) In December 1993, the Company declared and paid a dividend of $150 million to John Deere Credit Company, which in turn declared and paid a dividend of $150 million to Deere & Company.

(6) The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures. The plaintiffs in
      Texas claim they are entitled to common law and statutory damages and penalties. On November 6, 1992 the federal District Court certified a federal class action under Rule 23(b)(3) of the Federal
Rules of Civil
      Procedure in an action brought by Russell Durrett, individually and on behalf of others, against John Deere Company (filed in state court on
      February 19, 1992 and removed on February 26, 1992 to the
United States
      District Court for the Northern District of Texas, Dallas
Division).  On
      October 12, 1993, in a case named Deere Credit, Inc. v
Shirley Y. Morgan,
      et al., filed February 20, 1992, the 281st District Court for Harris County,
      Texas, certified a class under Rules 42(b)(1)(A), 42(b)(1)(B) and 42(b)(2) of the Texas Rules of Civil Procedure, of all persons who opt out of the federal class action. The Company believes that it has substantial defenses and intends to defend the actions vigorously. Although, it is not possible to predict with certainty the outcome of these unresolved legal actions or reasonably estimate the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes that these unresolved legal actions will not be material..

(7) Certain amounts for 1993 have been reclassified to conform with 1994 financial statement presentations.

Item 2.    Management's Discussion and Analysis of Financial
Condition and
           Results of Operations.

Results of Operations

During the first three months of 1994, the volume of net retail notes (face value less unearned finance income) acquired by the Company totaled $592 million, an increase of eight percent, compared with net acquisitions of $548 million during the same period last year. Net retail note acquisitions from John Deere increased by approximately $41 million for the three months ended January 31, 1994 compared with the same period last year. Acquisitions of agricultural and industrial equipment retail notes were higher in the first three months of 1994, whereas acquisitions of lawn and grounds care retail notes declined. The lower acquistions of lawn and grounds care retail notes were more than offset by a corresponding increase in John Deere Credit Revolving Plan acquisitions. Note aquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Net acquisitions of recreational product retail notes were $3 million higher in the first quarter of 1994 as compared to the first quarter of 1993. The primary reason for this increase was the marine financing business, which was up 35 percent in the first quarter of
1994 compared with the same period last year.

At January 31, 1994, the net amount of retail notes held by the Company was
$2.943 billion compared with $2.792 billion at October 31, 1993 and $3.509 billion at January 31, 1993. Within this category, recreational product notes totalled
$780 million, $804 million and $854 million at January 31, 1994, October 31, 1993 and January 31, 1993, respectively. Retail notes increased during the first quarter of 1994 as the cost of net retail notes acquired exceeded collections by
$158 million. Although the cost of retail notes acquired exceeded collections by
$720 million during the past 12 months, the balance of retail notes decreased during the same period mainly due to sales of John Deere retail notes from which the Company received proceeds of $1.143 billion.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.080 billion at January 31, 1994, $4.185 billion at
October 31, 1993, and $4.050 billion at January 31, 1993.  At
January 31, 1994,
the amount of retail notes previously sold was $1.137 billion compared with
$1.394 billion at October 31, 1993 and $541 million at January
31, 1993.  On
January 31, 1994, the Company was contingently liable for recourse in the maximum amount of $106 million on retail notes previously sold.

Revolving charge accounts receivable totaled $282 million at January 31, 1994 compared with $331 million at October 31, 1993 and $216 million at January 31,
1993. Acquisitions increased 27 percent in the first quarter of 1994 compared with the same period last year. The balance of revolving charge accounts receivable increased in the first three months of 1994 due to the growth in both
Farm Plan and John Deere Credit Revolving Plan volumes. The balance of revolving charge accounts receivable at January 31, 1994 included $143 million of Farm Plan receivables and $139 million of John Deere Credit Revolving Plan receivables. This balance compared with $117 million and $99 million, respectively, at January 31, 1993. The growth in John Deere Credit Revolving
Plan receivables resulted primarily from the financing of lawn and grounds care equipment sales.

At January 31, 1994, the net investment in financing and operating leases on
John Deere equipment was $209 million compared with $204 million at October
31, 1993 and $166 million at January 31, 1993. Lease acquisitions increased during the first quarter of 1994 compared with the same periods last year due substantially to the continuation of a lease program applicable to certain models of John Deere tractors. The Company also administers municipal leases owned by Deere & Company which totaled $42 million at January 31, 1994, $43 million at
October 31, 1993, and $46 million at January 31, 1993.

Wholesale notes receivable on recreational vehicle and John Deere engine inventories totaled $122 million at January 31, 1994, $110 million at October 31,
1993 and $125 million at January 31, 1993. Wholesale note acquisitions increased seven percent during the first quarter of 1994 primarily due to acquisitions related to recreational vehicle inventories.

Total Receivables and Leases acquired totaled $829 million during the first quarter of 1994, an 11 percent increase compared with acquisitions of $750 million during the same period of 1993.

Total Receivables and Leases financed by the Company were $3.556 billion at
January 31, 1994, $3.437 billion at October 31, 1993 and $4.016 billion at January
31, 1993.  Total Receivables and Leases administered by the
Company on those
same dates were $4.735 billion, $4.873 billion and $4.603 billion, respectively.

The total face value of retail notes outstanding with any installment 60 days or more past due was $43 million at January 31, 1994 compared with $42 million at
October 31, 1993 and $67 million at January 31, 1993. The amount of retail note installments 60 days or more past due was $8 million at January 31, 1994, $7 million at October 31, 1993 and $10 million at January 31, 1993. These past-due installments represented .22 percent of the unpaid face value of retail notes held at January 31, 1994, .19 percent at October 31, 1993 and .22 percent at January
31, 1993.

The total balance of revolving charge accounts past due 60 days or more was
$6.6 million, $5.3 million and $7.4 million at January 31, 1994, October 31, 1993 and January 31, 1993, respectively. These past-due amounts represented 2.3 percent, 1.6 percent and 3.4 percent of the revolving charge accounts receivable held at those respective dates.

The total balance of financing and operating lease payments 60 days or more past due was $.9 million at January 31, 1994, $.5 million at October 31, 1993 and
$1.4 million at January 31, 1993. These past-due installments represented .6 percent, .3 percent and 1.0 percent of the total lease payments receivable at those respective dates.

The total Receivable and Lease amounts 60 days or more past-due were $16.7 million at January 31, 1994 compared with $12.7 million at October 31, 1993 and
$18.9 million at January 31, 1993. These past-due amounts represent .38 percent, .30 percent and .38 percent of the face value of Receivables and Leases held at those same dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John
Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $98 million at January 31, 1994 compared with $105 million at October 31, 1993 and $93 million at January 31,
1993. Since January 1992, all industrial equipment retail notes have been accepted on a non-recourse basis, thereby eliminating dealer deposits related to these acquisitions. The Company's allowance for credit losses on all Receivables and Leases financed, which totaled $78 million at January 31, 1994, $77 million at
October 31, 1993 and $83 million at January 31, 1993, also provides for potential uncollectibility. As a percent of the unpaid balance of total Receivables and
Leases financed, the allowance for credit losses represented 2.2 percent, 2.3 percent and 2.1 percent at January 31, 1994, October 31, 1993 and January 31,
1993, respectively.

During 1992 and 1993, the Company sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables are amortized to their value at maturity using the interest method. The Company is also compensated by the trusts for certain expenses incurred in the administration of these receivables.

Net income for the first quarter of 1994 was $23.0 million compared with $27.4 million in the same period last year, excluding the cumulative effect of accounting changes ($23.6 million after the accounting changes). The earnings were down from last year primarily reflecting lower revenues from a smaller Receivable and
Lease portfolio caused by the sales of retail notes in 1993. The impact of these lower revenues was partially offset by higher securitization and servicing fee income from retail notes previously sold but still administered.


Revenues totaled $104.7 million in the first quarter of 1994, a decrease of nine percent compared with revenues of $115.1 million last year. The average balance of total net Receivables and Leases financed was 14 percent lower than in the first three months of last year, due primarily to the sales of receivables during
1993. Revenues have also been affected by a lower level of interest rates and the corresponding lower finance charges earned on the Receivable and Lease portfolio compared with the first quarter last year. These developments were partially offset by the increase in securitization and servicing fee income from retail notes previously sold to $9.7 million in the first quarter of 1994 compared to
$2.5 million in the first quarter of 1993. Additionally, lower borrowing rates and a decrease in average borrowings this year resulted in an 18 percent decrease in interest expense compared with the first quarter of 1993. The ratio of earnings before fixed charges to fixed charges was 1.97 to 1 for the first quarter of 1994 compared with 1.94 to 1 (excluding the effects of accounting changes) in the same period of 1993.

Revolving charge account income and lease revenues were higher in the first quarter of 1994 compared with the same period in 1993, due primarily to higher average balances of these receivables and leases financed this year.

Interest expense for the first quarter was down from $43.6 million last year to
$35.9 million in 1994. As previously mentioned, interest expense decreased during the first quarter of 1994 as a result of the reduced borrowings required to finance the lower average Receivable and Lease portfolio and lower interest rates. Total average borrowings during the first quarter of 1994 were $2.843 billion, a 13 percent decrease from last year's first quarter average borrowings of
$3.254 billion. The weighted average interest rate incurred on all interest-bearing borrowings for the first quarter of this year was 4.8 percent compared to 5.1 percent during last year's first quarter.

Administrative and operating expenses during the first quarter of 1993 were reduced by $1.4 million of reimbursed administrative expenses (servicing fee income) relating to retail notes previously sold. Beginning in the second quarter of 1993, such reimbursed expenses were reclassified as "Securitization and servicing fee income." Excluding the effects of the reclassification, administrative and operating expenses increased only slightly during the first quarter of 1994.

During the first quarter of 1994, the provision for credit losses totaled $9.2 million compared with $8.6 million in the same period last year. The increase during the first quarter of 1994 was due to an increase in the balance of Receivables and
Leases financed since October 31, 1993 compared to an overall decrease in the first quarter of 1993. Total write-offs of Receivables and Leases financed were
$8.2 million during the first quarter of 1994 compared with $8.3 million last year.
Write-offs of John Deere notes totaled $1.4 million during the first quarter of 1994 compared with $1.1 million last year. Write-offs of recreational product retail notes totaled $5.3 million in the first quarter of 1994 compared with $5.5 million in last year's first quarter.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere &
Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit
99.

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

During the first quarter of 1994, $23 million in cash was provided from operating activities and $106 million of cash and cash equivalent were used for financing and investing activities. Cash outlays for financing activities totaled $86 million during the first quarter of 1994, resulting from a $426 million decrease in payables to Deere & Company and payment of $150 million dividend which were partially offset by a $490 million net increase in outside borrowings. Cash used for investing activities totaled $44 million in the current quarter, primarily because the cost of Receivables and Leases acquired exceeded the collections of receivables. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts.

During the first quarter of 1993, the aggregate cash provided from operating and investing activities was used mainly to increase cash and cash equivalents and to reduce outside borrowings. Cash provided from the Company's operating activities was $22 million during the first three months of 1993. Investing activities provided $63 million of cash in the first quarter of 1993, primarily because seasonally high collections of credit receivables exceeded the cost of
Receivables and Leases acquired by $55 million. Cash used for financing activities totaled $11 million during the first three months of 1993, representing a net decrease in outside borrowings of $27 million and a net increase of $16 million in payables to Deere & Company.

Total interest-bearing indebtedness amounted to $2.841 billion at January 31,
1994 compared with $2.777 billion at October 31, 1993 and $3.244 billion at
January 31, 1993. Total borrowing levels increased during the first three months of 1994 but decreased during the last twelve months, generally corresponding with the level of net Receivables and Leases financed. The ratio of total interest-bearing debt to stockholder's equity was 4.6 to 1, 3.8 to 1 and
4.4 to 1 at January
31, 1994, October 31, 1993 and January 31, 1993, respectively.

In January 1994, the Company redeemed the $40 million balance of its outstanding 9.35% subordinated debentures due in 2003. During the first three months of this year, the Company retired $103 million of medium-term notes.

At January 31, 1994, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.509 billion which included a long-term credit agreement totaling
$1.675 billion.  In addition, the Capital Corporation, Deere &
Company, John
Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, have a long-term credit agreement with various banks in North America and overseas totaling $774 million. In total, the Capital Corporation had $3.283 billion aggregate lines of credit available at January 31, 1994 of which $1.663 billion were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited
(Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are charged to the Capital Corporation based on utilization.

During the first quarter of 1994, the Company declared and paid a dividend of
$150 million to John Deere Credit Company, which in turn declared and paid a dividend of $150 million to Deere & Company. On February 25, 1994, the
Company declared a dividend of $20 million to John Deere Credit Company, which in turn declared a dividend to Deere & Company, each to be paid on March
7, 1994.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         See Note (6) to the Interim Financial Statements.

Item 2.  Changes in Securities.

         On January 4, 1994, the Company redeemed all of its outstanding
         9.35% subordinated debentures due 2003.

Item 3.  Defaults upon Senior Securities.

         Omitted pursuant to instruction H(2).

Item 4.  Submission of Matters to a Vote of Security Holders.

         Omitted pursuant to instruction H(2).

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              See the index to exhibits immediately preceding the exhibits filed with this report.

              Certain instruments relating to long-term debt, constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item
601(b)(4)(iii)(A) of
              Regulation S-K. The registrant will file copies of such
              instruments upon request of the Commission.

         (b)  Reports on Form 8-K.

              Current report on Form 8-K dated November 17, 1993
(item 5).
              Current report on Form 8-K dated December 7, 1993
(items 5
              and 7).

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHN DEERE CAPITAL CORPORATION


Date:  ____________________
By:  /s/ P. E. Leroy

Vice President and Treasurer
(Chief Financial Officer)

                               EXHIBIT INDEX


Exhibit                                                Page No.


(12) Computation of ratio of earnings to
fixed charges.           																												   17

(99) Part I of Deere & Company Form 10-Q for the quarter ended January 31, 1994.*



























_______________________
*Incorporated by reference. Copies of these exhibits are available from the
Company upon request.