Form 10-Q
period 1994-04-30
DEERE JOHN CAPITAL CORP
filed 1994-06-13
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
         For the quarterly period ended April 30, 1994

                        Commission file no: 1-6458
                      ______________________________

                      JOHN DEERE CAPITAL CORPORATION

  Delaware                           36-2386361
(State of incorporation)     (IRS employer identification no.)

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

     At April 30, 1994, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John
Deere Credit Company, a
wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b)
of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.
                            Page 1 of 17 Pages.
 Index to Exhibits:  Page 16.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
        Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Three Months Ended
                                                April 30
                                            1994       1993

Revenues:
 Finance income earned on retail notes       $ 68.6    $ 81.2
 Revolving charge account income             14.3      11.2
 Lease revenues                              10.8      10.0
 Finance income earned on wholesale notes     2.8       2.8
 Net gain on retail notes sold                1.0       3.6
 Interest income from short-term investments  1.5       1.5
 Securitization and servicing fee income      7.1       5.6
 Other income                                 1.1        .8
    Total revenues                          107.2     116.7

Expenses:
 Interest expense                            36.3      42.8
 Administrative and operating expenses       21.8      19.0
 Provision for credit losses                  2.4       7.6
 Fees paid to Deere & Company                 1.5       1.8
 Depreciation of equipment on
   operating leases                           5.3       4.9
      Total expenses                         67.3      76.1

Income before Income Taxes and Changes
  in Accounting                              39.9      40.6
Provision for Income Taxes                   14.0      13.8
Income Before Changes in Accounting          25.9      26.8
Changes in Accounting
Net Income                                 $ 25.9    $ 26.8

______________

See Notes to Interim Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Six Months Ended
                                                April 30
                                            1994       1993

Revenues:
 Finance income earned on retail notes     $134.5    $166.0
 Revolving charge account income             27.7      22.6
 Lease revenues                              20.9      18.7
 Finance income earned on wholesale notes     5.3       5.3
 Net gain on retail notes sold                2.1       6.0
 Interest income from short-term investments  3.0       3.3
 Securitization and servicing fee income     16.7       8.1
 Other income                                 1.7       1.8
     Total revenues                          211.9     231.8

Expenses:
 Interest expense                            72.3      86.4
 Administrative and operating expenses       39.5      34.6
 Provision for credit losses                 11.5      16.2
 Fees paid to Deere & Company                 3.0       3.6
 Depreciation of equipment on
   operating leases                          10.4       8.9
      Total expenses                        136.7     149.7

Income before Income Taxes and Changes
  in Accounting                              75.2      82.1
Provision for Income Taxes                   26.3      27.8
Income Before Changes in Accounting          48.9      54.3
Changes in Accounting                                  (3.8)
Net Income                                 $ 48.9    $ 50.5

______________

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Apr 30    Oct 31    Apr 30
                                  1994      1993      1993
ASSETS
Cash and Cash Equivalents        $  152.2  $  165.2  $  268.4
Receivables and Leases:
  Retail notes                    3,158.4   2,791.7   2,965.2
  Revolving charge accounts         328.1     331.1     255.2
  Financing leases                   92.8      84.9      75.4
  Wholesale notes                   122.4     109.6     131.2
    Total receivables             3,701.7   3,317.3   3,427.0
  Equipment on operating leases     130.1     119.3     117.7
    Total receivables and leases  3,831.8   3,436.6   3,544.7
  Allowance for credit losses       (75.0)    (77.5)    (83.9)
    Total receivables and
   leases - net                   3,756.8   3,359.1   3,460.8

Other Receivables                   137.5     182.8     123.5
Other Assets                         55.7      46.4      50.0
   TOTAL                         $4,102.2  $3,753.5  $3,902.7

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper               $1,512.0  $  454.0  $  612.9
  Deere & Company                   116.8     439.5     141.8
  Current maturities of long-term
    borrowings                      631.6     405.2     714.4
    Total short-term borrowings 2,260.4 1,298.7 1,469.1 Accounts Payable and Accrued
  Liabilities                       159.2     120.5     145.5
Deposits Withheld from Dealers and
  Merchants                         102.3     104.9      97.2
Long-Term Borrowings:
  Notes and debentures              645.2   1,178.2   1,066.4
  Subordinated debt                 300.0     300.0     345.0
    Total long-term borrowings      945.2   1,478.2   1,411.4
Retirement Benefit Accruals &
  Other Liabilities                  17.1      12.1      15.2
Stockholder's Equity:
  Common stock, without par value
    (authorized, issued and
    outstanding - 2,500 shares owned
    by John Deere Credit Company)   112.8     112.8     112.8
  Retained earnings                 505.2     626.3     651.5
    Total stockholder's equity      618.0     739.1     764.3
     TOTAL                       $4,102.2  $3,753.5  $3,902.7

See Notes to Interim Financial Statements

 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                      Six Months Ended
                                          April 30
                                        1994     1993
Cash Flows from Operating Activities:

  Net income                          $ 48.9    $  50.5
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                 27.8       36.7

     Net cash provided by operating
   activities                           76.7       87.2
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                           (1,827.8) (1,608.6)
  Collections of receivables           1,385.8   1,495.9
  Proceeds from sales of
   receivables                            10.6     568.3
  Other                                   83.3       8.8
     Net cash provided by (used for)
   investing activities                 (348.1)    464.4

Cash Flows from Financing Activities:
  Increase (decrease) in notes
   payable to others                  1,058.0     (873.7)
  Change in receivable/payable with
   Deere & Company                     (322.7)      76.9
  Proceeds from the issuance of
   long-term borrowings                  10.0      442.0
  Principal payment on long-term
   borrowings                          (316.9)     (19.5)
  Dividends paid                       (170.0)

     Net cash provided by (used for)
   financing activities                 258.4     (374.3)
Net increase (decrease) in cash and
   cash equivalents                     (13.0)     177.3
Cash and cash equivalents at beginning
   of period                            165.2       91.1
Cash and cash equivalents at end
   of period                          $ 152.2   $  268.4
_______________

See Notes to Interim Financial Statements

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

(2) The principal business of the Capital Corporation is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States.
        The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine mortgage service companies (recreational product retail notes). The Company also leases
        John Deere equipment to retail customers, finances and services unsecured revolving charge accounts acquired from merchants in the agricultural, lawn and grounds care and marine retail markets, and provides wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products. Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The consolidated ratio of earnings before fixed charges to fixed charges was 2.02 to 1 during the first six months this year compared with
1.94 to 1 in the
        comparable period of 1993 and was 2.08 to 1 for the second quarter of 1994 compared with 1.93 to 1 in the same period last year. "Earnings" consist of income before income taxes and the cumulative effect of changes in accounting to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)     In the fourth quarter of 1993, the Company adopted
Financial Accounting
        Standards Board (FASB) Statement No. 106, Employers'
Accounting for
        Postretirement Benefits Other Than Pensions, and FASB
Statement No. 112,
        Employers' Accounting for Postemployment Benefits, effective November 1, 1992.
        Previous quarters of 1993 were restated as required by these Statements. As a result, the first and second quarters of 1993 have been restated to reflect the cumulative pretax effect of these changes in accounting of $5.7 million ($3.8 million after income taxes) and an incremental pretax benefits expense of $.1 million.

(5) Dividends declared and paid to John Deere Credit Company which in turn were declared and paid to Deere & Company, in the second quarter and first six months of 1994 were $20 and $170 million, respectively. There were no dividends declared or paid during the same periods in 1993.

(6) The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures.
        The plaintiffs in Texas claim they are entitled to common law and statutory damages and penalties. On March 22, 1994, the United States District Court for
        the Northern District of Texas, Dallas Division, remanded the federal class action brought by Russel D. Durrett, individually and on behalf of others, against John
        Deere Company, to the 162nd Judicial District Court, Dallas County, Texas. On
        May 23, 1994, the 162nd District Court approved a settlement of this lawsuit. The estimated cost of this settlement has been fully accrued. Although this settlement resolved all claims arising from approximately 95 percent of the contracts at issue, certain cases related to the remaining five percent of the contracts are still pending. The 281st District Court for Harris County, Texas, in a case named
        Deere Credit, Inc. v. Shirley Y. Morgan, et al., filed February 20, 1992, has certified a class under the Texas Rules of Civil Procedure, of all persons who opt out of the
        Durrett class action. The Company believes that it has substantial defenses and intends to defend the Morgan and the other pending actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or reasonably estimate the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes that these unresolved legal actions will not be material.

(7) Certain amounts for 1993 have been reclassified to conform with 1994 financial statement presentations.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results
        of Operations.

Results of Operations

During the first six months of 1994, the volume of retail notes (face value less unearned finance income) acquired by the Company totaled $1.230 billion, an increase of 14 percent compared with acquisitions of $1.084 billion during the same period last year.
Retail note acquisitions from John Deere increased by approximately $114 million for the six months ended April 30, 1994 compared with the same period last year. Acquisitions of agricultural equipment retail notes were up slightly, and industrial equipment retail notes were significantly higher in the first six months of 1994, whereas acquisitions of lawn and grounds care retail notes declined. The lower acquisitions of lawn and grounds care retail notes were more than offset by an increase in John Deere Credit Revolving Plan acquisitions, under which an increasing amount of lawn and grounds care equipment is being financed. Note acquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes were $32 million higher in the first six months of 1994 as compared to the first six months of 1993. The increases resulted primarily from more competitive financing programs in both markets.

During the second quarter of 1994, total retail note acquisitions increased 19 percent to
$639 million compared with $535 million in the same quarter of 1993. Retail note acquisitions from John Deere increased by $74 million in the second quarter of 1994.
Acquisitions of recreational product retail notes increased by $30 million in the second quarter of 1994 as compared to the same period in 1993.

At April 30, 1994, the amount of retail notes held by the Company was $3.158 billion compared with $2.792 billion at October 31, 1993 and $2.965 billion at April 30, 1993.
Within this category, recreational product notes totalled $788 million, $804 million and
$837 million at April 30, 1994, October 31, 1993 and April 30, 1993, respectively. The balance of retail notes held increased during the first six months of 1994 as retail note acquisitions exceeded collections by $377 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.055 billion at April 30, 1994, $4.185 billion at October 31, 1993, and $3.967 billion at April 30, 1993. At April 30, 1994, the amount of retail notes previously sold was $896 million compared with $1.394 billion at October 31, 1993 and
$1.002 billion at April 30, 1993. On April 30, 1994, the Company was contingently liable for recourse in the maximum amount of $86 million on retail notes previously sold.

Revolving charge accounts receivable totaled $328 million at April 30,1994 compared with
$331 million at October 31, 1993 and $255 million at April 30, 1993. Acquisitions increased 21 percent in the second quarter of 1994 and 23 percent in the first six months of 1994 compared with the same periods last year. The balance of revolving charge accounts receivable increased in the first six months of 1994 due to the growth in both
Farm Plan and John Deere Credit Revolving Plan volumes. The balance of revolving charge accounts receivable at April 30, 1994 included $176 million of Farm Plan receivables and $152 million of John Deere Credit Revolving Plan receivables compared with $136 million and $119 million, respectively, at April 30, 1993.

At April 30, 1994, the investment in financing and operating leases on John Deere equipment was $223 million compared with $204 million at October 31, 1993 and $193 million at April 30, 1993. However, lease acquisitions decreased during the second quarter of 1994 and the first six months of 1994 compared with the same periods last year reflecting the successful introduction in 1993 of a lease program applicable to certain models of John Deere tractors. The Company also administers municipal leases owned by Deere & Company, which totaled $41 million at April 30, 1994, $43 million at October
31, 1993 and $44 million at April 30, 1993.

Wholesale notes receivable on recreational vehicle and John Deere engine inventories totaled $122 million at April 30, 1994, $110 million at October
31, 1993 and $131 million
at April 30, 1993. Wholesale note acquisitions increased nine percent during the first six months of 1994 primarily due to acquisitions related to recreational vehicle inventories.

Total Receivables and Leases acquired were $1.828 billion during the first six months of
1994, a 14 percent increase compared with acquisitions of $1.609 billion during the same period of 1993.

Total Receivables and Leases financed by the Company were $3.832 billion at April 30,
1994, $3.437 billion at October 31, 1993 and $3.544 billion at
April 30, 1993.  Total
Receivables and Leases administered by the Company on those dates were $4.769 billion, $4.873 billion and $4.590 billion, respectively.

The balance (principal plus earned interest) of retail notes outstanding with any installment
60 days or more past due was $28 million at April 30, 1994 compared with $33 million at
October 31, 1993 and $49 million at April 30, 1993. The amount of retail note installments
60 days or more past due was $8 million at April 30, 1994, $7 million at October 31, 1993 and $10 million at April 30, 1993. These past-due installments represented .25 percent of the balance of retail notes held at April 30, 1994, .24 percent at October 31, 1993 and .35 percent at April 30, 1993.

The total balance of revolving charge accounts past due 60 days or more was $4.8 million, $5.3 million and $5.2 million at April 30, 1994, October 31, 1993 and April 30,
1993, respectively. These past-due amounts represented 1.46 percent, 1.62 percent and
2.07 percent of the revolving charge accounts receivable held at those respective dates.

The total balance of financing and operating lease payments 60 days or more past due was $.7 million at April 30, 1994, $.5 million at October 31, 1993 and $1.0 million at April
30, 1993. These past-due payments represented .33 percent, .25 percent and .51 percent of the investment in financing and operating leases at those respective dates.

The total Receivable and Lease amounts 60 days or more past-due were $14.5 million at April 30, 1994 compared with $12.7 million at October 31, 1993 and $17.1 million at
April 30, 1993. These past-due amounts represented .38 percent, .37 percent and .49 percent of the total Receivables and Leases held at those dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $102 million at April 30, 1994 compared with $105 million at
October 31, 1993 and $97 million at April 30, 1993. The Company's allowance for credit losses on all Receivables and Leases financed, which totaled $75 million at April 30, 1994,
$77 million at October 31, 1993 and $84 million at April 30, 1993, also provides for potential uncollectibility. As a percent of the unpaid balance of total Receivables and
Leases financed, the allowance for credit losses represented 2.0 percent, 2.3 percent and
2.4 percent at April 30, 1994, October 31, 1993 and April 30,
1993, respectively.

During 1992 and 1993, the Company sold retail notes to three limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset- backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables are amortized to their value at maturity using the interest method. The
Company is also compensated by the trusts for certain expenses incurred in the administration of these receivables.

Net income for the second quarter of 1994 was $25.9 million compared with $26.8 million
in the same period last year.   Net income for the first six
months of 1994 totaled $48.9
million, compared with income of $54.3 million in 1993, excluding the cumulative effect of accounting changes ($50.5 million after the accounting changes). Compared with last year, income for both the quarter and the year-to-date was unfavorably affected by lower margins from a smaller average Receivable and Lease portfolio caused mainly by the sales of retail notes in 1993. These lower margins were partially offset by higher securitization and servicing fee income from notes previously sold but still administered.

Revenues totaled $107.2 million and $211.9 million for the second quarter and for the first six months of 1994, respectively, compared to $116.7 million and $231.8 million for the same periods a year ago. Revenues were affected by the sales of receivables during
1993 and lower levels of interest rates resulting in lower finance charges earned by the
Company in 1994. The decreases were partially offset by increases in securitization and servicing fee income from retail notes previously sold to $16.7 million in the first six months of 1994 from $8.1 million in the first six months of 1993. The average Receivable and Lease portfolio financed was approximately seven percent lower in the second quarter and 10 percent lower during the first six months of 1994 compared with a year ago.

Revolving charge account income and lease revenues were higher in the second quarter and the first half of 1994 compared with the same periods in 1993, due primarily to higher average balances of revolving charge accounts and leases financed this year. Finance income earned on wholesale notes was flat in the second quarter and during the first half of 1994 compared to the same periods one year ago.

Interest expense for the second quarter was down from $42.8 million last year to $36.3 million in 1994. Interest expense for the first six months of 1994 was $72.3 million, a decrease of 16 percent compared with $86.4 million incurred during the first half of last year. Interest expense decreased during the second quarter and the first half of 1994 as a result of the reduced borrowings required to finance the lower average Receivable and
Lease portfolio and lower interest rates. Total average borrowings during the second quarter and the first half of 1994, were $3.092 billion and $2.967 billion, respectively, a one percent decrease from last year's second quarter average borrowings of $3.137 billion and a seven percent decrease from the first half of 1993 average borrowings of $3.195 billion. The weighted average interest rate incurred on all interest-bearing borrowings for the second quarter and the first half of this year was 4.3 percent and 4.7 percent compared to 5.1 percent during same periods last year.

Administrative and operating expenses increased by 15 percent and 14 percent, respectively, during the second quarter and first half of 1994. This was primarily due to an additional provision during the second quarter of 1994 related to a legal settlement in
Texas. However, the estimated cost of this settlement is not material to the financial position of the Company.

During the second quarter of 1994, the provision for credit losses totaled $2.4 million compared with $7.6 million in the same period last year. The provision for credit losses decreased to $11.5 million in the first six months of 1994 from $16.2 million in the first half of 1993. The decreases for both the second quarter and the first six months of 1994 were mainly due to a favorable $4.5 million adjustment related to current and expected losses on agricultural loans. Total write-offs of Receivables and Leases financed totaled
$5.8 million during the second quarter of 1994 compared with $6.9 million last year, and were $14.0 million during the first half of 1994 compared with $15.3 million last year.
Write-offs of John Deere notes totaled $.6 million during the second quarter of 1994 compared with $1.4 million last year, and totaled $2.0 million during the first half of 1994 compared with $1.8 million for the same period last year. Write-offs of recreational product retail notes totaled $8.7 million in the first half of 1994 compared with $9.7 million in the first six months of 1993.

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

During the first six months of 1994, the aggregate cash provided from operating and financing activities was used primarily to acquire receivables. Cash provided from the
Company's operating activities was $77 million during the first six months of 1994.
Financing activities provided $258 million during the same period, resulting from a $751 million increase in outside borrowings which was partially offset by a $323 million decrease in payables to Deere & Company and dividend payments totaling $170 million.
Cash used for investing activities totaled $348 million in the first six months of 1994, primarily due to the cost of Receivables and Leases acquired exceeding collections.
Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts. Cash and cash equivalents decreased $13 million in the first six months of 1994.

During the first six months of 1993, the aggregate cash provided from operating and investing activities was used mainly to reduce outside borrowings and increase cash and cash equivalents. Cash provided from the Company's operating activities was $87 million during the first six months of 1993. Investing activities provided $464 million of cash in the first six months of 1993. Although the cost of Receivables and Leases acquired exceeded collections of credit receivables by $113 million, this was more than offset by proceeds received from the sale of receivables. Cash used for financing activities totaled
$374 million during the first six months of 1993, representing a decrease in outside borrowings of $451 million, partially offset by a increase of $77 million in obligations to
Deere & Company. Additionally, there was a $177 million increase in cash and cash equivalents during the first six months of 1993.

Total interest-bearing indebtedness amounted to $3.206 billion at April 30, 1994 compared with $2.777 billion at October 31, 1993 and $2.881 billion at April 30, 1993. Total borrowing levels increased during the first six months of 1994 and during the last twelve months, generally corresponding with the level of Receivables and Leases financed and dividends paid. The ratio of total interest-bearing debt to stockholder's equity was 5.2 to
1, 3.8 to 1 and 3.8 to 1 at April 30, 1994, October 31, 1993 and
April 30, 1993,
respectively.

In January 1994, the Company redeemed the $40 million balance of its outstanding
9.35% subordinated debentures due in 2003. During the first six months of this year, the
Company issued $10 million and retired $267 million of medium-term notes.

At April 30, 1994, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.509 billion which included a long-term credit agreement totaling $1.675 billion. In addition, the
Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere
Finance Limited (Canada), jointly, had a long-term credit agreement with various banks in North America and overseas totaling $742 million. In total, the Capital Corporation had
$3.251 billion in aggregate lines of credit available at April 30, 1994 of which $1.001 billion were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the
Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere
Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are charged to the Capital Corporation based on utilization.

Stockholder's equity was $618 million at April 30, 1994 compared with $739 million at
October 31, 1993 and $764 million at April 30, 1993. The decrease of $121 million in the first six months of 1994 resulted from dividends declared of $170 million partially offset by net income of $49 million.

On May 27 1994, the Company declared a dividend of $20 million to John Deere Credit
Company, which in turn declared a dividend of $20 million to Deere & Company, each of which was paid on June 7, 1994.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         See Note (6) to the Interim Financial Statements.

Item 2.  Changes in Securities.

         None.

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

         (b)  Reports on Form 8-K.

              Current report on Form 8-K dated February 22, 1994
(items 5 and
              7).

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JOHN DEERE CAPITAL CORPORATION


Date:  10 June 1994               By:  /s/ P. E. Leroy

                                  Vice President
                             (Chief Financial Officer)

                               EXHIBIT INDEX


Exhibit                                               Page No.


(12)     Computation of ratio of earnings
									to fixed charges.       																					  17

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 1994.*




















_______________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.