Form 10-Q
period 1994-07-31
DEERE JOHN CAPITAL CORP
filed 1994-09-14
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                   For the quarterly period ended July 31, 1994

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

     At July 31, 1994, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John
Deere Credit Company, a
wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b)
of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

                            Page 1 of 17 Pages.
                       Index to Exhibits:  Page 15.

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Three Months Ended
                                                July  31
                                            1994       1993

Revenues:
 Finance income earned on retail notes     $ 75.8    $ 75.3
 Revolving charge account income             18.1      15.1
 Lease revenues                              11.1      10.5
 Finance income earned on wholesale notes     2.7       2.6
 Net gain on retail notes sold                (.4)      2.1
 Interest income from short-term investments  1.4       1.9
 Securitization and servicing fee income      5.6       6.1
 Other income                                 1.0        .8
     Total revenues                           115.3     114.4

Expenses:
 Interest expense                            43.7      40.7
 Administrative and operating expenses       17.9      17.1
 Provision for credit losses                  7.3       6.3
 Fees paid to Deere & Company                 1.6       1.8
 Depreciation of equipment on
   operating leases                           5.2       5.2
      Total expenses                         75.7      71.1

Income before Income Taxes and Changes
  in Accounting                              39.6      43.3
Provision for Income Taxes                   13.8      14.7
Income Before Changes in Accounting          25.8      28.6
Changes in Accounting
Net Income                                 $ 25.8    $ 28.6

______________

See Notes to Interim Financial Statements

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Nine Months Ended
                                                July 31
                                            1994       1993

Revenues:
 Finance income earned on retail notes      $210.4    $241.4
 Revolving charge account income             45.7      37.7
 Lease revenues                              32.0      29.2
 Finance income earned on wholesale notes     8.1       7.9
 Net gain on retail notes sold                1.7       8.1
 Interest income from short-term investments  4.2       4.8
 Securitization and servicing fee income     22.3      14.2
 Other income                                 2.8       3.0
     Total revenues                         327.2     346.3

Expenses:
 Interest expense                           116.0     127.1
 Administrative and operating expenses       57.3      51.9
 Provision for credit losses                 18.8      22.5
 Fees paid to Deere & Company                 4.7       5.4
 Depreciation of equipment on
   operating leases                          15.6      14.1
      Total expenses                        212.4     221.0

Income before Income Taxes and Changes
  in Accounting                             114.8     125.3
Provision for Income Taxes                   40.1      42.5
Income Before Changes in Accounting          74.7      82.8
Changes in Accounting                                  (3.8)
Net Income                                 $ 74.7    $ 79.0

______________

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Jul 31    Oct 31    Jul 31
                                  1994      1993      1993
ASSETS
Cash and Cash Equivalents        $164.0    $165.2    $267.8
Receivables and Leases:
  Retail notes                  3,468.0   2,791.7   3,164.5
  Revolving charge accounts       401.0     331.1     319.6
  Financing leases                103.0      84.9      78.2
  Wholesale notes                 112.7     109.6     113.1
    Total receivables            4,084.7   3,317.3   3,675.4
  Equipment on operating leases    128.5     119.3     118.9
    Total receivables and leases  4,213.2   3,436.6   3,794.3
  Allowance for credit losses      (79.2)    (77.5)    (84.1)
    Total receivables and
   leases - net                   4,134.0   3,359.1   3,710.2

Other Receivables                   133.0     182.8     121.8
Other Assets                         54.0      46.4      50.4
   TOTAL                         $4,485.0  $3,753.5  $4,150.2

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper               $1,919.8  $  454.0  $1,096.0
  Deere & Company                   189.4     439.5      60.0
  Current maturities of long-term
    borrowings                      555.1     405.2     647.9
    Total short-term borrowings   2,664.3   1,298.7   1,803.9
Accounts Payable and Accrued
  Liabilities                       129.8     120.5     104.3
Deposits Withheld from Dealers and
  Merchants                         106.3     104.9     100.3
Long-Term Borrowings:
  Notes and debentures              645.3   1,178.2     990.0
  Subordinated debt                 300.0     300.0     345.0
    Total long-term borrowings      945.3   1,478.2   1,335.0
Retirement Benefit Accruals &
  Other Liabilities                  15.5      12.1      13.8
Stockholder's Equity:
  Common stock, without par value
    (authorized, issued and
    outstanding - 2,500 shares owned
    by John Deere Credit Company)    112.8     112.8     112.8
  Retained earnings                  511.0     626.3     680.1
    Total stockholder's equity       623.8     739.1     792.9
     TOTAL                       $4,485.0  $3,753.5  $4,150.2

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                      Nine Months Ended
                                          July 31
                                        1994     1993
Cash Flows from Operating Activities:

  Net income                          $ 74.7    $  79.0
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                 45.4       41.4

     Net cash provided by operating
   activities                          120.1      120.4
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                           (2,798.6) (2,452.5)
  Collections of receivables           1,957.2   2,040.8
  Proceeds from sales of
   receivables                            61.4     590.2
  Other                                   16.5      (5.3)
     Net cash provided by (used for)
   investing activities                 (763.5)    173.2

Cash Flows from Financing Activities:
  Increase (decrease) in notes
   payable to others                  1,465.7     (390.6)
  Change in receivable/payable with
   Deere & Company                     (250.1)      (5.8)
  Proceeds from the issuance of
   long-term borrowings                  10.0      487.0
  Principal payment on long-term
   borrowings                          (393.4)    (207.5)
  Dividends paid                       (190.0)

     Net cash provided by (used for)
   financing activities                 642.2     (116.9)
Net increase (decrease) in cash and
   cash equivalents                     (1.2)      176.7
Cash and cash equivalents at beginning
   of period                            165.2       91.1
Cash and cash equivalents at end
   of period                          $ 164.0   $  267.8
_______________

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

(3)     The consolidated ratio of earnings to fixed charges was
1.97 to 1 in both the first
        nine months of this year and the comparable period of 1993 and was 1.89 to 1 for the third quarter of 1994 compared with 2.05 to 1 in the same period last year.
        "Earnings" consist of income before income taxes and the cumulative effect of changes in accounting to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)     In the fourth quarter of 1993, the Company adopted
Financial Accounting
        Standards Board (FASB) Statement No. 106, Employers'
Accounting for
        Postretirement Benefits Other Than Pensions, and FASB
Statement No. 112,
        Employers' Accounting for Postemployment Benefits, effective November 1, 1992.
        Previous quarters of 1993 were restated as required by these Statements. As a result, the first nine months of 1993 have been restated to reflect the cumulative pre-tax effect of these changes in accounting of $5.7 million ($3.8 million after income taxes) and an incremental pre-tax benefits expense of $.2 million.

(5) Dividends declared and paid to John Deere Credit Company which in turn were declared and paid to Deere & Company, in the third quarter and first nine months of 1994, were $20 and $190 million, respectively. There were no dividends paid during the same periods in 1993. On September 2, 1994 the Company declared a dividend of $20 million to John Deere Credit Company, which in turn declared a dividend of $20 million to Deere & Company, each of which was paid on
        September 13, 1994.

(6)     The Company is subject to various unresolved legal
actions which arise in the
        normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures
        (see the Company's most recent annual report on Form 10-K and the report on
        Form 10-Q for the prior quarter.)   The plaintiffs in
Texas claim they are entitled to
        common law and statutory damages and penalties. The
Company obtained
        certification of a mandatory class in the 281st District Court for Harris County,
        Texas, in a case named Deere Credit, Inc. v. Shirley Y. Morgan, et al., filed
        February 20, 1992. The Company believes that it has substantial defenses and intends to defend the Morgan and the other pending actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or reasonably estimate the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes that these unresolved legal actions will not be material.

(7) Certain amounts for 1993 have been reclassified to conform with 1994 financial statement presentations.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results
        of Operations.

Results of Operations

During the first nine months of 1994, the volume of retail notes (face value less unearned finance income) acquired by the Company totaled $1.780 billion, an increase of 14 percent, compared with net acquisitions of $1.568 billion during the same period last year.
Retail note acquisitions from John Deere increased by approximately $161 million for the nine months ended July 31, 1994 compared with the same period last year. Acquisitions of agricultural equipment retail notes increased and industrial equipment retail note activity was significantly higher in the first nine months of 1994. Acquisitions of lawn and grounds care retail notes declined, however, the lower acquisitions of lawn and grounds care retail notes were more than offset by a corresponding increase in financings under the John
Deere Credit Revolving Plan, under which lawn and grounds care equipment is also financed. Note acquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes were $51 million higher in the first nine months of 1994 as compared to the first nine months of 1993. The increases resulted primarily from more competitive financing programs in both the recreational vehicle and recreational marine product markets.

During the third quarter of 1994, total retail note acquisitions increased 14 percent to $550 million compared with $484 million in the same quarter of 1993. Retail note acquisitions from John Deere increased by $47 million in the third quarter of 1994. Acquisitions of recreational product retail notes increased by $19 million in the third quarter of 1994 when compared to the same period in 1993.

At July 31, 1994, the net amount of retail notes held by the Company was $3.468 billion compared with $2.792 billion at October 31, 1993 and $3.165 billion at July 31, 1993.
Within this category, recreational product notes totalled $802 million, $804 million and
$828 million at July 31, 1994, October 31, 1993 and July 31, 1993, respectively. The balance of retail notes increased during the first nine months of 1994 as retail note acquisitions exceeded collections by $689 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.241 billion at July 31, 1994, $4.185 billion at October 31, 1993, and $4.082 billion at July 31, 1993. At July 31, 1994, the amount of retail notes previously sold was $773 million compared with $1.394 billion at October 31, 1993 and $918 million at July 31, 1993. On July 31, 1994, the Company was contingently liable for recourse in the maximum amount of $75 million on retail notes previously sold.

Revolving charge accounts receivable totaled $401 million at July 31, 1994 compared with
$331 million at October 31, 1993 and $320 million at July 31, 1993. Acquisitions increased 17 percent in the third quarter of 1994 and 21 percent in the first nine months of 1994 compared with the same periods last year. The balance of revolving charge accounts receivable increased in the first nine months of 1994 due to the growth in both
Farm Plan and John Deere Credit Revolving Plan volumes. The balance of revolving charge accounts receivable at July 31, 1994 included $201 million of Farm Plan receivables and $200 million of John Deere Credit Revolving Plan receivables compared with $161 million and $159 million, respectively, at July 31, 1993.

At July 31, 1994, the net investment in financing and operating leases on John Deere equipment was $232 million compared with $204 million at October 31, 1993 and $197 million at July 31, 1993. While lease acquisitions increased 13 percent during the third quarter compared to the same period last year, year-to-date lease acquisitions were lower during the first nine months of 1994 compared with the same period last year. This decline reflects the particularly strong leasing activity during the first half of 1993 due to the introduction of a lease program applicable to certain models of John Deere tractors.
The Company also administers municipal leases owned by Deere & Company, which totaled $40 million at July 31, 1994, $43 million at October 31, 1993, and $42 million at
July 31, 1993.

Wholesale notes receivable on recreational vehicle and John Deere engine inventories totaled $113 million at July 31, 1994, $110 million at October
31, 1993 and $113 million
at July 31, 1993. Wholesale note acquisitions increased 12 percent during the first nine months of 1994 primarily due to acquisitions related to recreational vehicle inventories.

Total Receivables and Leases acquired totaled $2.799 billion during the first nine months of 1994, a 14 percent increase compared with acquisitions of $2.452 billion during the same period of 1993.

Total Receivables and Leases financed by the Company were $4.213 billion at July 31,
1994, $3.437 billion at October 31, 1993 and $3.794 billion at
July 31, 1993.  Total
Receivables and Leases administered by the Company on those same dates were $5.027 billion, $4.873 billion and $4.754 billion, respectively.

The balance (principal plus earned interest) of retail notes outstanding with any installment
60 days or more past due was $23 million at July 31, 1994 compared with $33 million at
October 31, 1993 and $28 million at July 31, 1993. The amount of retail note installments
60 days or more past due was $6 million at July 31, 1994, $7 million at October 31, 1993 and $6 million at July 31, 1993. These past-due installments represented .17 percent of the unpaid balance of retail notes held at July 31, 1994, .24 percent at October 31, 1993 and .18 percent at July 31, 1993.

The total balance of revolving charge accounts past due 60 days or more was $4.9
million, $5.3 million and $3.8 million at July 31, 1994, October
31, 1993 and       July 31,
1993, respectively. These past-due amounts represented 1.22 percent, 1.62 percent and
1.17 percent of the revolving charge accounts receivable held at those respective dates.

The total balance of financing and operating lease payments 60 days or more past due was $.6 million at July 31, 1994, $.5 million at October 31, 1993 and $ .7 million at July
31, 1993. These past-due installments represented .26 percent, .25 percent and .35 percent of the investment in financing and operating leases at those respective dates.

The total balance of wholesale notes receivable 60 days or more past due was $.1 million at July 31, 1994, October 31, 1993 and July 31, 1993,
respectively.  These past-due
amounts represented .10 percent, .11 percent and .12 percent of the wholesale notes receivable held at those respective dates.

The total Receivable and Lease amounts 60 days or more past-due were $11.6 million at July 31, 1994 compared with $12.7 million at October 31, 1993 and $10.1 million at July
31, 1993. These past-due amounts represent .28 percent, .37 percent and .27 percent of the total Receivables and Leases held at those respective dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $106 million at July 31, 1994 compared with $105 million at October 31,
1993 and $100 million at July 31, 1993. The Company's allowance for credit losses on all Receivables and Leases financed, which totaled $79 million at July 31, 1994, $77 million at October 31, 1993 and $84 million at July 31, 1993, also provides for potential uncollectibility. As a percent of the unpaid balance of total Receivables and Leases financed, the allowance for credit losses represented 1.9 percent, 2.3 percent and 2.2 percent at July 31, 1994, October 31, 1993 and July 31, 1993, respectively.

Net income for the third quarter of 1994 was $25.8 million compared with $28.6 million in the same period last year. The decrease in income reflects unfavorable adjustments related to notes previously sold and slightly lower financing margins due to a competitive market place.

Net income for the first nine months of 1994 totaled $74.7 million, compared with income of $82.8 million in 1993, excluding the cumulative effect of accounting changes ($79.0 million after the accounting changes). Compared with last year, net income for the first nine months of 1994 was unfavorably affected by the impact of a smaller average
Receivable and Lease portfolio caused mainly by the sales of retail notes in 1993, and lower gains related to notes previously sold. This decrease was partially offset by higher securitization and servicing fee income from notes previously sold but still administered and a lower provision for credit losses.

Total revenues of $115.3 million in the third quarter of 1994 were slightly higher compared with revenues of $114.4 million during the third quarter last year, due primarily to the nine percent higher average receivable and lease portfolio financed, partially offset by lower finance yields during the quarter and lower gains related to notes previously sold.

Revenues for the first nine months of 1994 totaled $327.2 million compared to $346.3 for the same period last year. The average Receivable and Lease portfolio financed was approximately four percent lower during the first nine months of 1994 compared with a year ago, primarily contributing to the lower year-to-date revenues. This decrease was also due to lower gains from the sale of retail notes and lower levels of interest rates resulting in lower finance charges earned by the Company in 1994.
 The decrease in
revenues was partially offset by the previously mentioned increase in securitization and servicing fee income.

Revolving charge account income and lease revenues were higher in the third quarter and the first nine months of 1994 compared with the same periods in 1993, due primarily to higher average balances of revolving charge accounts and leases financed this year.
Finance income earned on wholesale notes was also slightly higher in the third quarter and during the first nine months of 1994 compared to the same periods one year ago.

Interest expense for the third quarter of 1994 was $43.7 million, an increase of seven percent compared with $40.7 million incurred during the same period last year due to an increase in average borrowings. Interest expense for the first nine months of the year was down from $127.1 million last year to $116.0 million in 1994.
Interest expense
decreased during the first nine months of 1994 as a result of the reduced borrowings required to finance the lower average Receivable and Lease portfolio and lower interest
rates.     Total average borrowings during the third quarter and
the first nine months of
1994, were $3.449 billion and $3.128 billion, respectively, a 12 percent increase from last year's third quarter average borrowings of $3.078 billion and a one percent decrease from the average borrowings of $3.156 billion during the first nine months of 1993. The weighted average interest rate incurred on all interest-bearing borrowings for the third quarter and the first nine months of this year was 5.0 percent and 4.8 percent, respectively, compared to 5.2 and 5.1 percent during the same periods last year.

Administrative and operating expenses increased by ten percent during the first nine months of 1994 primarily due to an additional provision during the second quarter of 1994 related to a legal settlement in Texas.

During the third quarter of 1994, the provision for credit losses totaled $7.3 million compared with $6.3 million in the same period last year. The increase was due primarily to growth in the overall portfolio. The provision for credit losses decreased from $22.5 million to $18.8 million primarily reflecting a favorable $4.5 million adjustment made in the second quarter of 1994 related to current and expected losses on agricultural loans.
Total write-offs of Receivables and Leases financed were $3.1 million during the third quarter of 1994 compared with $6.2 million last year, and were $17.1 million during the first nine months of 1994 compared with $21.5 million last year. Net of recoveries, there were no write-offs of John Deere notes financed during the third quarter of 1994 compared with $.8 million last year, while write-offs of John Deere notes financed totaled
$2.0 million during the first nine months of 1994 compared with $2.6 million for the same period last year. Write-offs of recreational product retail notes totaled $10.7 million in the first nine months of 1994 compared with $13.2 million in the first nine months of 1993.

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

During the first nine months of 1994, the aggregate cash provided from operating and financing activities was used primarily to acquire Receivables and Leases. Cash provided from the Company's operating activities was $120 million during the first nine months of
1994. Financing activities provided $642 million during the same period, resulting from a $1.082 billion increase in outside borrowings which was partially offset by a $250 million decrease in payables to Deere & Company and dividend payments totaling $190 million.
Cash used for investing activities totaled $764 million in the first nine months of 1994, primarily due to the cost of Receivables and Leases acquired exceeding collections.
Other cash flows from investing activities increased in 1994 mainly due to the collection activity on receivables previously sold that were being held for payment to the trusts.
Cash and cash equivalents decreased $1 million in the first nine months of 1994.

During the first nine months of 1993, the aggregate cash provided from operating and investing activities was used mainly to reduce outside borrowings and increase cash and cash equivalents. Cash provided from the Company's operating activities was $120 million during the first nine months of 1993. Investing activities provided $173 million of cash in the first nine months of 1993, resulting primarily from $577 million of net proceeds received from the sale of securitized retail notes. As a partial offset of these receivable sales proceeds, funds used for Receivable and Lease acquisitions exceeded collections by $412 million in the nine month period last year. Cash used for financing activities totaled $117 million during the first nine months of 1993, representing a net decrease in outside borrowings of $111 million and a decrease of $6 million in obligations to Deere
& Company. Additionally, there was a $177 million increase in cash and cash equivalents during the first nine months of 1993.

Total interest-bearing indebtedness amounted to $3.610 billion at July 31, 1994 compared with $2.777 billion at October 31, 1993 and $3.139 billion at July 31, 1993. Total borrowing levels increased during the first nine months of 1994 and during the last twelve months, generally corresponding with the level of Receivables and Leases financed and dividends paid. The ratio of total interest-bearing debt to stockholder's equity was 5.8 to
1, 3.8 to 1 and 4.0 to 1 at July 31, 1994, October 31, 1993 and
July 31, 1993,
respectively.

In January 1994, the Company redeemed the $40 million balance of its outstanding 9.35% subordinated debentures due in 2003. During the first nine months of this year, the
Company issued $10 million and retired $343 million of medium-term notes.

At July 31, 1994, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.508 billion which included a long-term credit agreement totaling $1.675 billion. In addition, the
Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere
Finance Limited (Canada), jointly, had a long-term credit agreement with various banks in North America and overseas totaling $741 million. In total, the Capital Corporation had
$3.249 billion in aggregate lines of credit available at July 31, 1994 of which $824 million were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the
Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere
Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are charged to the Capital Corporation based on utilization.

Stockholder's equity was $624 million at July 31, 1994 compared with $739 million at
October 31, 1993 and $793 million at July 31, 1993. The decrease of $115 million in the first nine months of 1994 resulted from dividends declared of $190 million offset by net income of $74.7 million.

On September 2, 1994 the Company declared a dividend of $20 million to John Deere
Credit Company, which in turn declared a dividend of $20 million to Deere & Company, each of which was paid on September 13, 1994.

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

              Certain instruments relating to long-term debt, constituting less than 10 percent of the registrant's total assets, are not filed as exhibits herewith pursuant to Item
601(b)(4)(iii)(A) of Regulation S-
              K.  The registrant will file copies of such
instruments upon request
              of the Commission.

         (b)  Reports on Form 8-K.

              Current report on Form 8-K, dated May 24, 1994
(Items 5 and 7).

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHN DEERE CAPITAL CORPORATION


Date:  13 September 1994 By:  /s/ P. E. Leroy

                                   Vice President and Treasurer
                                   (Chief Financial Officer)

                               EXHIBIT INDEX


Exhibit                                                Page No.


(12) Computation of ratio of earnings to                 16
     fixed charges.


(27) Financial Data Schedule                             17


(99) Part I of Deere & Company Form 10-Q for the quarter ended July 31, 1994.*




















_______________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.