Form 10-K405
period 1994-10-31
DEERE JOHN CAPITAL CORP
filed 1995-01-26
CIK 27673

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-K
                                  ------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994

                          Commission file number 1-6458

                         JOHN DEERE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          36-2386361
 (State of incorporation)                  (IRS employer identification number)

SUITE 600, FIRST INTERSTATE BANK BUILDING
1 EAST FIRST STREET, RENO, NEVADA           89501              (702) 786-5527
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

                         SECURITIES REGISTERED PURSUANT
                       TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At January 1, 1995, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction J(2).

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

   The John Deere Capital Corporation (Capital Corporation) and its subsidiaries: Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc., are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

  The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes). The Company also leases John Deere equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

  The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1995, the Company had 789 full- and part-time employees.

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

     John Deere's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand held products such as chain saws, string trimmers and leaf blowers; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

     The CREDIT segment includes the operations of the Company (described herein), John Deere Credit Company and John Deere Finance Limited, which primarily purchases and finances retail notes from John Deere's equipment sales branches in Canada.

     The INSURANCE AND HEALTH CARE segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers and employees of John Deere; and life and annuity products to the general public. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of John Deere.

     John Deere's total worldwide net sales and revenues in 1994 and 1993, which include net sales of agricultural equipment, industrial equipment and lawn and grounds care equipment and revenues from credit, insurance and health care operations, were as follows: total net sales and revenues, $9.0 billion and $7.8 billion; total sales of equipment, $7.6 billion and $6.5 billion; agricultural equipment sales, $4.7 billion and $4.1 billion; industrial equipment sales, $1.6 billion and $1.3 billion; and lawn and grounds care equipment sales, $1.3 billion and $1.1 billion, respectively. John Deere believes that its worldwide sales of agricultural equipment during recent years have been greater than those of any other business enterprise. It also believes that it is an important provider of most of the types of industrial equipment that it markets and a leader in some size ranges. John Deere also believes that it is the largest manufacturer of lawn and garden tractors and provides the broadest line of grounds care equipment in North America.

     John Deere's worldwide net income for 1994 was a record, totaling $604 million compared with last year's income of $248 million before the effects of special items (accounting changes, restructuring charges and the new United States tax law.) Additional information concerning the special items is presented in the Deere & Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994. John Deere's strongly improved 1994 results reflect substantially higher North American production and sales volumes, improved operating efficiencies and significantly better overseas results. Additionally, John Deere's exports from the United States set a new record, totaling $1.1 billion. John Deere's results also continued to benefit from the strong performance of its

Financial Services subsidiaries. Income in 1993 was $184 million after the effects of the restructuring charges and the tax rate change. However, John Deere incurred a worldwide loss of $921 million in 1993 after the cumulative effect of accounting changes.

     North American agricultural economic conditions improved in 1994 compared with 1993. John Deere believes that the resulting improvement in farmers' confidence was a primary contributor to higher agricultural equipment demand in nearly all market areas in North America during 1994. Although direct government payments to farmers declined in 1994, net farm cash income is forecasted to be near record levels. Additionally, farm real estate values increased by nearly four percent during the year, further improving overall farm balance sheets.

     Overseas retail sales also showed improvement during 1994. Although European industry retail sales of agricultural equipment are expected to continue their long-term downward trend, reduced uncertainty over the General Agreement on Tariffs and Trade (GATT) and a better understanding of the new GATT regulations have increased European farmers' confidence. Consequently, many farmers who had delayed making purchases are now buying new equipment. Therefore, European industry sales for fiscal 1994 are expected to be higher than 1993 levels.

     The North American general economy continued to improve during 1994. Strong employment growth, coupled with related gains in income, stimulated consumer spending on durable goods in 1994. Housing starts and real nonresidential construction in the United States also increased by 11 percent and three percent, respectively, compared with a year ago. These improvements provided a solid base for increases in both John Deere's industrial and lawn and grounds care equipment sales during 1994.

RELATIONSHIPS OF THE COMPANY WITH JOHN DEERE

     The operations and results of the Company are affected by its relationships with John Deere, including among other things, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Capital Corporation and John Deere have joint access to all of the Capital Corporation's bank lines of credit.

     The Company's acquisition of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic and other factors which influence demand for its products. Since 1986, the Company has also been providing retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and recreational marine products. The net balance of recreational product retail notes outstanding under these arrangements at October 31,1994 totaled $800 million.

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

     The terms of retail notes and the basis on which the Company acquires retail notes from John Deere are governed by agreements with John Deere, terminable by either John Deere or the Company on 30 days notice. As provided in these agreements, the Company sets its terms and conditions for purchasing the retail notes from John Deere. Under these agreements, John Deere is not obligated to sell retail notes to the Company, and the Company is obligated to purchase retail notes from John Deere only if the notes comply with the terms and conditions set by the Company.

     The terms of retail notes and the basis on which John Deere acquires retail notes from the dealers are governed by agreements with the independent John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring the retail notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail notes to be purchased from John Deere. The dealers are not obligated to send retail notes to John Deere, and John Deere is not obligated to accept retail notes from the dealers. In practice, retail notes are acquired from dealers only if the terms of the retail notes and the creditworthiness of the customers are acceptable to the Company for purchase of the retail notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and acquiring acceptable notes from dealers.

     The terms of leases, and the basis on which the Company enters into such leases with retail customers through John Deere dealers, are governed by agreements between dealers and the Company. Leases are accepted based on the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

     Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings to fixed charges will not be less than 1.05 to 1 for any fiscal quarter. For 1994, the Company's ratio was 1.96 to 1 and for 1993, it was 1.99 to 1 (excluding the effects of accounting changes). For additional information concerning these accounting changes, see note 1 to the consolidated financial statements. This arrangement is not intended to make Deere & Company responsible for the payment of obligations of the Company.

DESCRIPTION OF RECEIVABLES AND LEASES

     Receivables and Leases arise mainly from the retail sales or lease (including the sale to John Deere dealers for rental to users) of John Deere products, used equipment accepted in trade for them, and equipment of unrelated manufacturers, and also include revolving charge accounts receivable and wholesale notes receivable. The great majority derive from retail sales and leases of agricultural equipment, industrial equipment and lawn and grounds care equipment sold by John Deere dealers. The Company also offers financing to recreational product customers through the secured financing of recreational vehicles and recreational marine products. The Company also offers Farm Plan revolving charge accounts which are used primarily by agri-businesses to finance customer purchases, as well as credit cards which are used primarily by retail customers to finance purchases of John Deere lawn and grounds care equipment and marine equipment. Retail notes provide for retention by John Deere or the Company of security interests under certain statutes, including the Uniform Commercial Code or comparable state statutes, certain Federal statutes, and state motor vehicle laws. See notes 1 and 2 to the consolidated financial statements.

     Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the volumes, margins, and collectibility of recreational product retail notes are affected by different economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, than those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 1,500 recreational vehicle dealers and from approximately 1,100 marine product dealers.

     Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down-payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

     The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of John Deere lawn and grounds care equipment. John Deere Credit Revolving Plan is also used by some of the Company's marine customers to finance the purchase of marine-related products. Additionally, through its Farm Plan product, the Company finances revolving charge accounts offered by approximately 2,700 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan revolving charge accounts are also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. See notes 1 and 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

     The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines owned by approximately 300 dealers. A portion of the wholesale financing provided by the Company is with dealers from whom it also purchases recreational product and yacht retail notes. See notes 1 and 2 to the consolidated financial statements under "Wholesale Receivables."

     The Company requires theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customer may, at his expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on wholesale notes and can be purchased through the Company or from other sources. If the customer elects to purchase theft and physical damage insurance through the Company, the Company purchases it from insurance subsidiaries of Deere & Company. Insurance is not required for revolving charge accounts.

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

FINANCE RATES ON RETAIL NOTES

     As of October 31, 1994, approximately 56 percent of the retail notes held by the Company bore a variable finance rate. Recreational product retail notes are primarily fixed finance rate notes.

     A portion of the finance income earned by the Company arises from retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portion of the Company's finance income earned on retail notes that was received from John Deere containing waiver of finance charges or reduced rates was 14 percent in 1994 and 19 percent in 1993.

RECEIVABLES AND LEASES ACQUIRED AND HELD

     Receivable and Lease acquisitions during the fiscal years ended and amounts held at October 31, 1994 and 1993 were as follows in millions of dollars:



- - ---------------------------------------------------------------------------------
                                       Fiscal Year               Balance at
                                      Acquisitions                October 31
- - ---------------------------------------------------------------------------------
                                      1994         1993         1994        1993
- - ---------------------------------------------------------------------------------
Retail Notes: (1)
- - ---------------------------------------------------------------------------------
 Agricultural Equipment           $1,741.5     $1,526.8     $1,917.8     $1,546.8
- - ---------------------------------------------------------------------------------
 Industrial Equipment                394.7        317.8        414.4        271.2
- - ---------------------------------------------------------------------------------
 Lawn and Grounds Care                89.4         89.7        157.0        169.5
- - ---------------------------------------------------------------------------------
 Recreational Products               262.3        201.8        800.0        804.2
- - ---------------------------------------------------------------------------------
   Total                           2,487.9      2,136.1      3,289.2      2,791.7
- - ---------------------------------------------------------------------------------
Revolving Charge Accounts (1)        945.3        763.5        437.3        331.1
- - ---------------------------------------------------------------------------------
Financing and Operating              144.9        145.0        242.9        204.2
- - ---------------------------------------------------------------------------------
Wholesale Notes (1)                  363.8        296.0        142.2        109.6
- - ---------------------------------------------------------------------------------
   Total Receivables and Leases   $3,941.9     $3,340.6     $4,111.6     $3,436.6
- - ---------------------------------------------------------------------------------

(1) "Amount" as used here means the approximate principal value financed.
(2) "Amount" as used here represents the cost of equipment financed on both financing and operating leases.


     John Deere equipment note acquisitions increased by approximately $291 million in 1994 compared with the same period last year. Acceptance increases were consistent with increases in retail sales activities. Acquisitions of recreational product retail notes were 30 percent higher in the current year due to more competitive financing programs offered by the Company in both the recreational vehicle and recreational marine product markets.

     The Company's business is somewhat seasonal, with overall acquisitions of credit receivables traditionally higher in the second half of the fiscal year than in the first half, and overall collections of credit receivables traditionally somewhat higher in the first six months than in the last half of the fiscal year.

     From time to time, the Capital Corporation sells retail notes to other financial institutions and in the public market. The Capital Corporation received proceeds from sales of John Deere retail notes of $560 million in 1994 and $1.143 billion in 1993. The unpaid balance of all retail notes previously sold was $1.175 billion at October 31, 1994 and $1.394 billion at October 31, 1993. For additional information on the terms, conditions, recourse and accounting for such sales, see note 2 to the consolidated financial statements.

AVERAGE ORIGINAL TERM AND AVERAGE LIFE OF RETAIL NOTES AND LEASES

     The following table shows the estimated average original term in months (based on dollar amounts) for retail notes and leases acquired by the Company during 1994 and 1993:


                                                     Average Original Term
                                                    1994            1993
- - -------------------------------------------------------------------------------
 Retail Notes                                         70              67
- - -------------------------------------------------------------------------------
 New Equipment:
- - -------------------------------------------------------------------------------
   Agricultural Equipment                             57              55
- - -------------------------------------------------------------------------------
   Industrial Equipment                               44              43
- - -------------------------------------------------------------------------------
   Lawn and Grounds Care Equipment                    45              44
- - -------------------------------------------------------------------------------
   Recreational Products                             161             152
- - -------------------------------------------------------------------------------
 Used Equipment:
- - -------------------------------------------------------------------------------
   Agricultural Equipment                             54              52
- - -------------------------------------------------------------------------------
   Industrial Equipment                               37              37
- - -------------------------------------------------------------------------------
   Lawn and Grounds Care                              47              45
- - -------------------------------------------------------------------------------
   Recreational Products                             202             161
- - -------------------------------------------------------------------------------
 Leases                                               44              42
- - -------------------------------------------------------------------------------

                                        7

     The average original term for recreational products is longer than John Deere equipment notes because of competitive pressures. Because of prepayments, the average actual life of retail notes is considerably shorter than the average original term. The following table shows the estimated average life in months (based on dollar amounts) for John Deere retail notes and leases liquidated in 1994 and 1993:

- - -------------------------------------------------------------------------------
                                                    Average Life in Months
- - -------------------------------------------------------------------------------
                                                     1994           1993
- - -------------------------------------------------------------------------------
 Retail Notes (1)                                     30             28
- - -------------------------------------------------------------------------------
   Agricultural Equipment                             26             25
- - -------------------------------------------------------------------------------
   Industrial Equipment                               27             29
- - -------------------------------------------------------------------------------
   Lawn and Grounds Care Equipment                    33             31
- - -------------------------------------------------------------------------------
   Recreational Products (2)                          46             46
- - -------------------------------------------------------------------------------
 Leases (3)                                           41             47
- - -------------------------------------------------------------------------------

(1)   Includes new and used equipment.
(2) Estimate based on industry averages due to limited experience with the recreational product portfolio.
(3) The average lives of leases liquidated in 1993 were longer than the average original terms of leases acquired during 1993 due to longer average original terms during prior years.

DEPOSITS WITHHELD ON RECEIVABLES AND LEASES

     Generally, the Company has limited recourse against certain John Deere dealers on retail notes and leases and against certain Farm Plan merchants on revolving charge account balances acquired from or through those dealers and merchants. For these John Deere dealers and Farm Plan merchants, separate withholding accounts are maintained by the Company. The total amount of deposits withheld from John Deere dealers and Farm Plan merchants totaled $111.4 million and $104.9 million at October 31, 1994 and 1993, respectively. Of this amount, deposits withheld from Farm Plan merchants totaled $.5 million at October 31, 1994 and $.4 million at October 31, 1993. Credit losses are charged against deposits withheld from the originating dealer or merchant. To the extent that a loss cannot be absorbed by the deposit withheld from the dealer or merchant from which the retail note, lease or Farm Plan account was acquired, it is charged against the Company's allowance for credit losses. See note 1 to the consolidated financial statements.

     The Company does not withhold deposits on recreational product retail notes, revolving plan receivables, or wholesale notes acquired. However, an allowance for credit losses has been established by the Company in an amount considered to be appropriate in relation to the total Receivables and Leases outstanding. In addition, for wholesale notes relating to recreational vehicles, manufactured housing units and yachts, there are agreements with the manufacturers for the repurchase of new inventories held by dealers. For additional information on credit losses and deposits withheld on Receivables and Leases, see note 3 to the consolidated financial statements.

DELINQUENCIES AND LOSSES

     RETAIL NOTES. The following table shows unpaid installments 60 days or more past due on retail notes held by the Company and the balance (principal plus earned interest) of retail notes outstanding with any such delinquencies, on the basis of retail note terms in effect at the indicated dates, in millions of dollars and as a percentage of the unpaid balance of retail notes held by the Company at such dates:

- - --------------------------------------------------------------------------------------------------
                             Installments Past Due          Balances on Which Any Installment is
                                 60 Days or More                 Past Due 60 Days or More
- - --------------------------------------------------------------------------------------------------
                               Percent of Unpaid                              Percent of Unpaid
                            Balance of Retail Notes                           Balance of Retail
 October 31       Amount          Outstanding                Amount           Notes Outstanding
- - --------------------------------------------------------------------------------------------------
   1994           $ 5.5                 0.17%                  $  23.9                  0.73%
- - --------------------------------------------------------------------------------------------------
   1993           $ 6.8                 0.24%                  $  33.0                  1.18%
- - --------------------------------------------------------------------------------------------------
   1992           $ 7.0                 0.20%                  $  42.6                  1.21%
- - --------------------------------------------------------------------------------------------------

     The following table shows losses on retail notes in millions of dollars (after charges to withheld dealer deposits) and as a percentage of the average retail note portfolio financed:

- - -------------------------------------------------------------------------------
                                               Percent of Average Retail Note
  Year Ended October 31        Amount                   Portfolio Financed
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
           1994               $  15.0                          0.47%
- - -------------------------------------------------------------------------------
           1993               $  19.3                          0.59%
- - -------------------------------------------------------------------------------
           1992               $  33.8                          0.93%
- - -------------------------------------------------------------------------------

     The decrease in losses in 1994 and 1993 related mainly to lower write-offs of recreational product retail notes, primarily as a result of the development and use of more selective credit criteria over the past few years, improved collection activities, and lower write-offs of John Deere lawn and grounds care equipment retail notes. Write-offs of recreational product retail notes totaled $12.9 million in 1994 compared with $16.9 million in 1993 and $24.2 million in
1992.   The decrease in losses from 1992 to 1993 resulted primarily from lower write-offs of recreational product retail notes and of John Deere industrial equipment retail notes.

     REVOLVING CHARGE ACCOUNTS. The following table shows revolving charge account payments 60 days or more past due in millions of dollars and as a percentage of total revolving charge accounts receivable:


- - -------------------------------------------------------------------------------
                                                   Percent of Total Revolving
        October 31         Amount                  Charge Accounts Receivable
- - -------------------------------------------------------------------------------
           1994             $ 5.6                           1.28%
- - -------------------------------------------------------------------------------
           1993             $ 5.3                           1.62%
- - -------------------------------------------------------------------------------
           1992             $ 6.4                           2.38%
- - -------------------------------------------------------------------------------

     The following table shows losses on revolving charge accounts in millions of dollars and as a percentage of the average revolving charge amounts financed:


- - -------------------------------------------------------------------------------
                                                   Percent of Average Revolving
  Year Ended October 31       Amount                  Charge Amounts Financed

- - -------------------------------------------------------------------------------
           1994               $ 4.8                             1.38%
- - -------------------------------------------------------------------------------
           1993               $ 3.3                             1.22%
- - -------------------------------------------------------------------------------
           1992               $ 6.0                             2.58%
- - -------------------------------------------------------------------------------


     Losses increased in 1994 for both Farm Plan and the John Deere Credit Revolving Plan. The increase was due primarily to growth in the overall revolving charge account portfolio of 32 percent since 1993.

     LEASES. The following table shows the total balance of financing and operating lease payments 60 days or more past due in millions of dollars and as a percent of the investment in financing and operating leases at those respective dates.


- - -------------------------------------------------------------------------------
                                                 Percent of the Investment in
     October 31             Amount               Financing and Operating Leases
- - -------------------------------------------------------------------------------
       1994                 $   .6                          0.24%
- - -------------------------------------------------------------------------------
       1993                 $   .5                          0.25%
- - -------------------------------------------------------------------------------
       1992                 $  1.2                          0.69%
- - -------------------------------------------------------------------------------


     The following table shows losses absorbed by the Company, in millions of dollars and as a percent of the average investment in financing and operating leases, on terminated financing and operating leases (after charges to withheld dealer deposits).


- - -------------------------------------------------------------------------------
                                         Percent of Average Investment
 Year Ended October 31       Amount      in Financing and Operating Leases
- - -------------------------------------------------------------------------------
           1994             $   .5              0.25%
- - -------------------------------------------------------------------------------
           1993             $  1.2              0.65%
- - -------------------------------------------------------------------------------
           1992             $  2.7              1.43%
- - -------------------------------------------------------------------------------

     The decline in 1994 losses resulted from improvements in the Company's overall collection procedures and improved economic conditions.

     WHOLESALE NOTES. The total balance of wholesale notes receivable 60 days or more past due was negligible at October 31, 1994 and October 31, 1992, and $.1 million at October 31, 1993, which represented 0.11 percent of the wholesale notes receivable held at that date.

     The following table shows wholesale note losses in millions of dollars and as a percentage of the average wholesale notes receivable:


                                                 Percent of Average Wholesale
  Year Ended October 31        Amount                   Notes Receivable
- - -------------------------------------------------------------------------------
         1994                  $   .5                         0.41%
- - -------------------------------------------------------------------------------
         1993                  $  2.3                         1.92%
- - -------------------------------------------------------------------------------
         1992                  $  1.2                         1.17%
- - -------------------------------------------------------------------------------

     The losses in 1993 resulted primarily from a relatively large loss incurred with one recreational vehicle dealer.

COMPETITION

     The businesses in which the Company is engaged are highly competitive. The Company competes for customers based upon its customer service and finance rates (or time-price differentials) charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, industrial equipment and lawn and grounds care equipment industries, in the financial markets, and in business generally. A significant portion of such retail sales during 1994 was financed by the Company. A substantial part of the retail sales and leases eligible for financing by the Company is financed by others, including banks and other finance and leasing companies.

     The Company emphasizes convenient service to retail customers and offers terms desired in its specialized markets such as seasonal schedules of repayment and rentals. The Company's sales and loan finance rates or time-price differentials and lease rental rates are believed to be in the range of those of sales finance and leasing companies generally, although not as low as those of some banks and other lenders and lessors.

REGULATION

     In a number of states, the maximum finance rate or time-price differential on retail notes is limited by state law. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges nor the fixed-rate finance charges established by the Company. However, if interest rate levels should increase, maximum state rates or time-price differentials could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate or time-price differential, and by limiting the fixed rates or time-price differentials on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

     In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan and John Deere
Credit Revolving Plan accounts receivable for such goods.   To date, such laws
and regulations have not had a significant adverse effect on the Company.

ITEM 2.  PROPERTIES.

     The Company's properties principally consist of office equipment and leased office space in Reno, Nevada; West Des Moines, Iowa; Moline, Illinois; Madison, Wisconsin; and Ft. Lauderdale, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures. The plaintiffs in Texas claim they are entitled to common law and statutory damages and penalties. The Company obtained certification of a mandatory class in the 281st District Court for Harris County, Texas, in a case named DEERE CREDIT, INC. V. SHIRLEY Y. MORGAN, ET AL., filed February 20, 1992. The Company believes that it has substantial defenses and intends to defend the Morgan and other pending actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, or reasonably estimate the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes that these unresolved legal actions will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Omitted pursuant to instruction J(2).


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $210 million in 1994 and $82 million in 1993. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1995, the Capital Corporation declared and paid a dividend of $15 million to John Deere Credit Company which, in turn, declared and paid a dividend of $15 million to Deere & Company.

ITEM 6.  SELECTED FINANCIAL DATA.

      Omitted pursuant to instruction J(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     1994 COMPARED WITH 1993

     Total acquisitions of Receivables and Leases by the Company increased 18 percent during 1994 compared with acquisitions in 1993. The higher acquisitions this year resulted mainly from an increased volume of John Deere agricultural and industrial equipment retail notes, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1994
totaled $4.112 billion compared with $3.437 billion one year ago.   Receivables
and Leases administered, which include retail notes previously sold but still administered, amounted to $5.326 billion at the end of 1994 compared with $4.873 billion at October 31, 1993.

     During 1994, retail notes (principal value financed) acquired by the Company increased 16 percent compared with 1993. Retail note acquisitions totaled $2.488 billion during 1994 compared with 1993 acquisitions of $2.136 billion. The increase was primarily due to increased retail sales of John Deere equipment. Acquisitions of recreational product retail notes accounted for 11 percent of total retail note acquisitions in 1994 and nine percent in 1993.

     Retail note acquisitions from John Deere increased by $291 million in 1994, a 15 percent increase over last year. Acquisitions of agricultural equipment retail notes increased 14 percent over last year. Industrial equipment retail note activity was significantly higher, increasing 24 percent over the prior year. Acquisitions of lawn and grounds care equipment notes were flat compared to last year; however, corresponding financings under the John Deere Credit Revolving Plan, under which lawn and grounds care equipment is also financed,
increased significantly.   Retail note acquisitions in 1994 from John Deere
continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

     Acquisitions of recreational product retail notes, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of several unrelated manufacturers, were $262 million in 1994 compared with $202 million in 1993. This increase resulted primarily from more competitive financing programs in both the recreational vehicle and recreational marine product markets.

     At October 31, 1994, the amount of retail notes held by the Company was $3.289 billion compared to $2.792 billion last year. Included in these amounts were recreational product retail notes of $800 million in 1994 and $804 million in 1993. The balance of John Deere retail notes held increased from $1.988 billion at October 31, 1993 to $2.489 billion at the end of 1994. This increase resulted from John Deere retail note acquisitions exceeding collections during 1994. However, the Company also securitized and sold retail notes, receiving proceeds of $560 million during 1994 compared to $1.143 billion during 1993. Additional information is presented in note 1 on page 34. The balance of retail notes administered by the Company, which includes retail notes previously sold, amounted to $4.464 billion at October 31, 1994, compared with $4.185 billion at October 31, 1993. The balance of retail notes previously sold was $1.175 billion at October 31, 1994 compared with $1.394 billion at October 31, 1993. Additional sales of retail notes are expected to be made in the future. The Company's maximum exposure under all retail note recourse provisions at October 31, 1994 and 1993 was $140 and $175 million, respectively.

     Retail notes bearing variable finance rates totaled 56 percent of the total retail note portfolio at October 31, 1994 compared with 57 percent one year earlier. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" on pages 20 through 22.

     At the end of fiscal 1994, revolving charge accounts receivable totaled $437 million, an increase of 32 percent compared with $331 million at October 31, 1993. The balance at October 31, 1994 included $210 million of John Deere Credit Revolving Plan receivables (including a small balance of marine finance receivables) and $227 million of Farm Plan receivables compared with $147 million and $184 million, respectively, at October 31, 1993. Revolving charge account acquisitions increased 24 percent in 1994 compared with 1993, reflecting the increased retail sales of John Deere lawn and grounds care equipment, as well as an increased volume of Farm Plan receivable acquisitions.

     The portfolio of financing leases totaled $118 million at October 31, 1994 and $85 million at October 31, 1993. The investment in operating leases was $125 million and $119 million at the end of 1994 and 1993, respectively. Overall, 1994 lease acquisitions were flat compared to 1993. The Company also administers municipal leases owned by Deere & Company, which totaled $39 million at October 31, 1994 compared with $43 million at October 31, 1993. During 1994, $20 million of municipal leases were sold to Deere & Company compared with $19 million sold in 1993.

     Wholesale notes receivable totaled $142 million at October 31, 1994 compared with $110 million at October 31, 1993. Wholesale note acquisitions increased 23 percent during the year primarily due to acquisitions related to recreational vehicle inventories. Wholesale activity was also favorably impacted by the financing of $24 million in inventory held by dealers of manufactured housing units, a new business for the Company in 1994.

     Total Receivable and Lease amounts 60 days or more past due were $11.7 million at October 31, 1994 compared with $12.7 million at October 31, 1993. These past-due amounts represent 0.28 percent and 0.37 percent of the total Receivables and Leases held at those respective dates. The balance (principal plus earned interest) of retail notes outstanding with any installments 60 days or more past due was $23.9 million at October 31, 1994 compared with $33.0 million one year earlier. The amount of retail note installments 60 days or more past due was $5.5 million at October 31, 1994 and $6.8 million at October 31, 1993. These past-due installments represented 0.17 percent of the unpaid balance of retail notes at October 31, 1994 and 0.24 percent at October 31, 1993.

     The total balance of revolving charge accounts receivable 60 days or more past due was $5.6 million at October 31, 1994 compared with $5.3 million at October 31, 1993. These past-due amounts represented 1.28 percent and 1.61 percent of the revolving charge accounts receivable held at each of those respective dates.

     The total balance of financing and operating lease payments 60 days or more past due was $.6 million at October 31, 1994 compared with $.5 million at October 31, 1993. These past-due installments represented 0.24 percent and 0.25 percent of the investment in financing and operating leases at those respective dates.

     At October 31, 1994, the Company's allowance for credit losses on all Receivables and Leases financed, totaled $80 million and represented 1.9 percent of the total Receivables and Leases financed compared with $77 million and 2.3 percent, respectively, one year earlier. Deposits withheld from dealers and merchants, representing mainly the aggregate retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and lease originating from the respective dealers can be charged, amounted to $111 million at October 31, 1994 compared to $105 million at October 31, 1993.

     The Capital Corporation's consolidated net income for the fiscal year ended October 31, 1994 was $104.9 million compared with income before the cumulative effect of accounting changes of $111.0 million in 1993 ($107.2 million after the accounting changes). The decrease reflects the impact of increased borrowings resulting from higher dividend payouts during the year, lower gains from the sale of retail notes and higher operating expenses, partially offset by securitization and servicing fee income from retail notes previously sold but still administered. The ratio of earnings to fixed charges was 1.96 to 1 for 1994 compared with 1.99 to 1 (excluding the effects of accounting changes) in 1993.

     Total revenues of $463 million in 1994 were down slightly from $466 million in 1993. Revenues were affected by lower gains from the sale of retail notes and lower average interest rates resulting in lower finance charges earned in 1994. These decreases in revenues were partially offset by the previously mentioned increase in securitization and servicing income. Lower average borrowing rates this year resulted in a slight decrease in interest expense, which totaled $167 million in 1994 compared with $168 million in 1993. Average borrowings were $3.235 billion in 1994 compared with $3.127 billion in 1993.
The weighted average annual interest rate incurred on all interest-bearing borrowings this year declined to 4.9 percent from 5.1 percent in 1993.

     Finance income earned on retail notes was $293 million this year compared with $314 million in 1993, a decrease of seven percent. The average balance of the retail note portfolio financed during 1994 was three percent lower than the comparable 1993 average balance.

     Revenues earned on revolving charge accounts amounted to $67 million in 1994, a 24 percent increase over revenues of $54 million earned during 1993. This increase was primarily due to a 24 percent increase in the average balance of Farm Plan receivables financed and a 32 percent increase in the average balance of John Deere Credit Revolving Plan receivables financed in 1994 compared with 1993.

     The average net investment in financing and operating leases increased by 19 percent in 1994 compared with 1993. Correspondingly, total lease revenues
increased   to $43.6 million in 1994 compared with $39.6 million in 1993.

     The net gain on retail notes sold totaled $10.3 million during 1994 compared with $15.6 million for 1993. The Company received proceeds from the sale of retail notes in the amount of $560 million during 1994 and $1.143 billion in 1993. Securitization and servicing fee income totaled $28.6 million in 1994 compared with $22.3 million during 1993. Securitization and servicing fee income relates to retail notes sold to limited-purpose business trusts and primarily includes the amortization of present value receivable amounts from the trusts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received from the trusts. Additional sales of retail notes are expected to be made in the future.

     Administrative and operating expenses increased seven percent to $80 million in 1994 compared with $75 million in 1993. These expenses increased primarily due to the costs of employee reductions.

     The provision for credit losses was $28 million in both 1994 and 1993. Total write-offs of Receivables and Leases financed were $20.8 million during 1994 compared with $26.1 million in 1993. The decline in write-offs from 1993 related to a decrease in the amount of recreational product write-offs. The provision amount in 1994 exceeded the cost of write-offs due primarily to the overall growth of Receivables and Leases financed.

     1993  COMPARED WITH 1992

     Total acquisitions of Receivables and Leases by the Company increased five percent during 1993 compared with acquisitions in 1992. The higher acquisitions in 1993 resulted from an increased volume of John Deere leases, revolving charge accounts and wholesale receivables, which more than offset lower acquisitions of retail notes. Receivables and Leases held by the Company at October 31, 1993 totaled $3.437 billion compared with $4.060 billion at October 31, 1992. This decrease resulted from sales of retail notes during 1993. Receivables and Leases administered, which include retail notes previously sold but still administered, amounted to $4.873 billion at the end of 1993 compared with $4.796 billion at October 31, 1992.

     During 1993, retail notes (principal value financed) acquired by the Company decreased three percent compared with 1992. Retail note acquisitions totaled $2.136 billion during 1993 compared with 1992 acquisitions of $2.207 billion. Acquisitions of recreational product retail notes accounted for nine percent of total note acquisitions in 1993 and 11 percent in 1992.

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

     At October 31, 1993, the amount of retail notes held by the Company was $2.792 billion compared to $3.509 billion at October 31, 1992. Included in these amounts were recreational product notes of $804 million in 1993 and $870 million in 1992. The balance of John Deere retail notes decreased from $2.639 billion at October 31, 1992 to $1.988 billion at the end of 1993, even though retail notes acquired exceeded collections. This decrease resulted primarily from the sale of retail notes during 1993. The Company periodically sells retail notes as one of several funding techniques. In 1993 and in 1992, the Company received proceeds of $1.143 billion and $455 million, respectively, from the sale of retail notes to limited-purpose business trusts which utilized the notes as collateral for the issuance of asset backed securities to the public. During 1992, the Company also sold retail notes to other financial institutions receiving proceeds of $228 million. The balance of retail notes administered by the Company, which include retail notes previously sold, amounted to $4.185 billion at October 31, 1993, compared with $4.197 billion at October 31, 1992. The balance of retail notes previously sold was $1,394 billion at October 31,
1993 compared with $688 million at October 31, 1992.   On October 31, 1993, the
Company's maximum exposure under all retail note recourse provisions was $175 million.

     Retail notes bearing variable finance rates totaled 57 percent of the total retail note portfolio at October 31, 1993 compared with 54 percent at October 31, 1992. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps.

     At the end of fiscal 1993, revolving charge accounts receivable totaled $331 million, an increase of 24 percent compared with $268 million at October 31, 1992. The balance at October 31, 1993 included $147 million of John Deere Credit Revolving Plan receivables (including a small balance of marine finance receivables) and $184 million of Farm Plan receivables compared with $114 million and $154 million, respectively, at October 31, 1992. The John Deere Credit Revolving Plan, which was introduced in 1993, contains terms that increase the maximum amount financed, offer more attractive financing conditions and provide more flexible payment terms. Revolving charge account acquisitions increased 23 percent in 1993 compared with 1992.

     The portfolio of financing leases totaled $85 million at both October 31, 1993 and October 31, 1992. The net investment in operating leases was $119 million and $85 million at the end of 1993 and 1992, respectively. Overall, lease acquisitions increased 84 percent in 1993 primarily due to a new lease program applicable to some models of John Deere tractors. In addition, $19 million of municipal leases were sold to Deere & Company during 1993 compared with $21 million sold in 1992. At October 31, 1993, the unpaid balance of leases sold to John Deere was $43 million compared with $48 million at October 31, 1992.

     Wholesale notes on recreational vehicle and John Deere engine inventories totaled $110 million at October 31, 1993 compared with $112 million at October 31, 1992.

     Total Receivable and Lease amounts 60 days or more past due were $12.7 million at October 31, 1993 compared with $14.6 million at October 31, 1992. These past-due amounts represented .37 percent of the total Receivables and Leases held at October 31, 1993 and .36 percent at October 31, 1992. The balance (principal plus earned interest) of retail notes outstanding with any installment 60 days or more past due was $33.0 million at October 31, 1993 compared with $42.6 million one year earlier. The amount of retail note installments 60 days or more past due was $6.8 million at October 31, 1993 and $7.0 million at October 31, 1992. These past-due installments represented 0.24 percent of the unpaid balance of retail notes at October 31, 1993 and 0.20 percent at October 31, 1992.

     The total balance of revolving charge accounts receivable 60 days or more past due was $5.3 million at October 31, 1993 compared with $6.4 million at October 31, 1992. These past due amounts represented 1.61 percent and 2.38 percent of the revolving charge accounts receivable held at each of those respective dates.

     The total balance of financing and operating lease payments 60 days or more past due was $.5 million at October 31, 1993 compared with $1.2 million at October 31, 1992. These past-due installments represented 0.25 percent and 0.69 percent of the investment in financing and operating leases at those respective dates.

     At October 31, 1993, the Company's allowance for credit losses, totaled $77 million and represented 2.3 percent of the total Receivables and Leases financed compared with $83 million and 2.0 percent, respectively, one year earlier. Deposits withheld from dealers and merchants, which are available for potential credit losses, totaled $105 million at October 31, 1993 compared with $101 million one year earlier.

     The Capital Corporation's consolidated income for the fiscal year ended October 31, 1993, before the cumulative effect of adopting new accounting standards related to postretirement and postemployment benefits, was $111.0 million compared with 1992 net income of $95.0 million. The ratio of earnings before fixed charges to fixed charges was 1.99 to 1 (excluding the effects of accounting changes) for 1993 compared with 1.74 to 1 in 1992. The improvement in net income resulted primarily from higher securitization and servicing fee income from retail notes previously sold, lower credit losses, higher financing margins, and increased gains from the sale of retail notes, which more than offset the effects of a lower balance of Receivables and Leases financed. Net income totaled $107.2 million in 1993, including the cumulative effect of adopting Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 112, Employers' Accounting for Postemployment Benefits.

     Total revenues decreased one percent during 1993 to $466 million compared with $471 million in 1992. The average balance of total Receivables and Leases financed was seven percent lower in 1993 compared with 1992 due primarily to the sale of receivables during 1993. Revenues were also affected by the lower level of interest rates and the corresponding lower finance charges earned in 1993 compared with 1992. These decreases in revenues were partially offset by higher securitization and servicing fee income from retail notes previously sold. However, borrowing rates were also lower in 1993 resulting in the slightly improved financing margins. The lower borrowing rates and decrease in average borrowings in 1993 resulted in an 11 percent decrease in interest expense, which totaled $168 million in 1993 compared with $189 million in 1992. Average borrowings were $3.127 billion in 1993, a seven percent decline from 1992 average borrowings of $3.379 billion. The weighted average annual interest rate incurred on all interest-bearing borrowings in 1993 declined to 5.1 percent from 5.4 percent in 1992.

     Finance income earned on retail notes was $314 million in 1993 compared with $356 million in 1992, a decrease of 12 percent. The average balance of the retail note portfolio financed during 1993 was 10 percent lower than during 1992.

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

     The average investment in financing and operating leases decreased by two
percent in 1993 compared with 1992.   However, total lease revenues increased
eight percent to $39.6 million in 1993 compared with $36.8 million in 1992. Lease revenues were favorably affected in 1993 by a significant increase in rentals earned on operating leases.

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

     Administrative and operating expenses increased 13 percent to $75 million in 1993 compared with $66 million in 1992. These expenses increased primarily due to higher employment costs and legal expenses. The Company incurred additional costs associated with efforts relating to future growth and improving the quality of the portfolio.

     The provision for credit losses declined to $28 million in 1993 from $48 million in 1992 mainly as a result of improved credit experience resulting in lower Receivable and Lease write-offs. The decline in write-offs related particularly to recreational product retail notes and John Deere industrial equipment retail notes.

     ACCOUNTING CHANGES

     In the fourth quarter of 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. The Company elected to recognize the pretax transition obligation of $5.4 million ($3.6 million net of deferred income taxes) as a one-time charge to earnings in 1993. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $.2 million compared with the expense determined under the previous accounting principle.

     In the fourth quarter of 1993, the Company also adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, effective November 1, 1992. The Company previously accrued certain disability related benefits when the disability occurred. Results for the first quarter of 1993 were restated for the cumulative pretax charge resulting from this change in accounting as of November 1, 1992, which totaled $.3 million ($.2 million net of deferred income taxes). The adoption of FASB Statement No. 112 had an immaterial effect on 1993 expenses.

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

     The Company's ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell or "securitize" these assets. Asset-liability risk is actively managed to minimize exposure to interest rate fluctuations.

     The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

     Cash provided from the Company's operating activities was $160 million in 1994. Financing activities provided $363 million in 1994, resulting from a $910 million increase in outside borrowings which was partially offset by a $337 million decrease in payables to Deere & Company and dividend payments totaling $210 million. The aggregate cash provided by operating activities, financing activities and a $122 million decrease in cash and cash equivalents was used to increase credit receivables. Cash used for investing activities totaled $646 million in 1994, primarily due to the cost of Receivables and Leases acquired exceeding collections by $1.285 billion, which was partially offset by the proceeds of $560 million from the securitization and sale of receivables to the public. Other cash flows from investing activities increased in 1994 mainly due to the collection activity on receivables previously sold that were being held for payment to the trusts. See "Statement of Consolidated Cash Flows" on page 30.

     Over the past three years, operating activities have provided $473 million in cash. Proceeds from the sale of receivables provided $2.446 billion. Cash and cash equivalents decreased $76.5 million. These amounts were used mainly to fund Receivable and Lease acquisitions which exceeded collections by $2.456 billion, a payment of $362 million in dividends and a decrease of $262 million in net outside borrowings.

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

     Total interest-bearing indebtedness amounted to $3.350 billion at October 31, 1994 compared with $2.777 billion at October 31, 1993. Total borrowing levels increased during 1994, generally corresponding with the level of Receivables and Leases financed and dividends paid. Total short-term indebtedness amounted to $2.316 billion at October 31, 1994 compared with $1.299 billion at October 31, 1993. See note 4 to the consolidated financial statements. Total long-term indebtedness amounted to $1.034 billion at October 31, 1994 and $1.478 billion at October 31, 1993. See note 5 to the consolidated financial statements. The ratio of total interest-bearing debt to stockholder's equity was 5.3 to 1 and 3.8 to 1 at October 31, 1994 and October 31, 1993, respectively.

   In January 1994, the Company redeemed the $40 million balance of its outstanding 9.35% subordinated debentures due 2003.

     During 1994, the Capital Corporation issued $189 million and retired $355 million of medium-term notes. At October 31, 1994, $571 million of medium-term notes were outstanding having original maturity dates of between one and six years and interest rates that ranged from 4.5 percent to 8.9 percent.

     At October 31, 1994, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.508 billion which included a long-term credit agreement totaling $1.675 billion. In addition, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, had a long-term credit agreement with various banks in North America and overseas totaling $759 million. In total, the Capital Corporation had

$3.267 billion in aggregate lines of credit available at October 31, 1994 of which $1.301 billion were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are paid by Deere & Company and a portion is charged to the Capital Corporation based on utilization.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $210 million in 1994 and $82 million in 1993. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1995, the Capital Corporation declared and paid a dividend of $15 million to John Deere Credit Company which, in turn, declared and paid a dividend of $15 million to Deere & Company.


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

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 23, 1994 (Items 5 and 7).

          Current Report on Form 8-K dated October 12, 1994 (Item 5).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JOHN DEERE CAPITAL CORPORATION

                                 By:   /s/  Hans W. Becherer
                                      ---------------------------------
                                       Hans W. Becherer, Chairman

Date:  24 January 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                   Title                            Date
       ---------                   -----                            ----

/s/ Hans W. Becherer      Director, Chairman and Principal  )  24 January 1995
- - --------------------         Executive Officer              )
Hans W. Becherer                                            )
                                                            )
/s/ J. W. England         Director                          )
- - --------------------                                        )
 J. W. England                                              )
                                                            )
/s/ B. L. Hardiek         Director                          )
- - --------------------                                        )
B. L. Hardiek                                               )
                                                            )
/s/ J. R. Heseman         Director                          )
- - --------------------                                        )
 J. R. Heseman                                              )
                                                            )
/s/ D. E. Hoffmann        Director                          )
- - --------------------                                        )
 D. E. Hoffmann                                             )
                                                            )
/s/ F. F. Korndorf        Director                          )
- - --------------------                                        )
 F. F. Korndorf                                             )
                                                            )
 /s/ J. K. Lawson         Director                          )
- - --------------------                                        )
 J. K. Lawson                                               )
                                                            )
 /s/ Pierre E. Leroy      Director, Vice President and      )
- - --------------------         Principal Financial Officer    )
 Pierre E. Leroy                                            )
                                                            )
 /s/ M. P. Orr            Director and President            )
- - --------------------                                        )
 M. P. Orr                                                  )

 /s/ J. S. Robertson      Vice President and Principal      )  24 January 1995
- - --------------------          Accounting Officer            )
 J. S. Robertson                                            )
                                                            )
 /s/ E. L. Schotanus      Director                          )
- - --------------------                                        )
 E. L. Schotanus                                            )
                                                            )
 /s/ D. H. Stowe, Jr.     Director                          )
- - --------------------                                        )
 D. H. Stowe, Jr.                                           )
                                                            )
 /s/ J. D Volkert         Director                          )
- - --------------------                                        )
 J. D. Volkert                                              )
                                                            )
/s/ S. E. Warren          Director                          )
- - --------------------                                        )
 S. E. Warren                                               )

[DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1994 and 1993 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended
October 31, 1994. Our audits also included the financial statement schedule listed in the Table of Contents on page 27. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective November 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois

December 9, 1994
                                      26

                                TABLE OF CONTENTS


                                                                           PAGE

FINANCIAL STATEMENTS:

     John Deere Capital Corporation and Subsidiaries (consolidated):

     Statement of Consolidated Income and Retained Earnings
        for the Years Ended October 31, 1994, 1993 and 1992 . . . . . . .   28

     Consolidated Balance Sheet, October 31, 1994 and 1993  . . . . . . .   29

     Statement of Consolidated Cash Flows for the Years Ended
        October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .   30

     Notes to Consolidated Financial Statements . . . . . . . . . . . . .   31


FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
        Years Ended October 31, 1994, 1993 and 1992 . . . . . . . . . . .   47



                                SCHEDULES OMITTED

     The following schedules are omitted because of the absence of conditions under which they are required:

     I, III, IV, and V.

             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


- - -------------------------------------------------------------------------------------------------------
 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES                     FOR THE YEAR ENDED OCTOBER 31
- - -------------------------------------------------------------------------------------------------------
  (In millions of dollars)                                         1994            1993          1992
- - -------------------------------------------------------------------------------------------------------
 REVENUES
- - -------------------------------------------------------------------------------------------------------
  Finance income earned on retail notes                         $  292.9        $  314.2      $  356.3
- - -------------------------------------------------------------------------------------------------------
  Revolving charge account income                                   66.6            53.8          47.3
- - -------------------------------------------------------------------------------------------------------
  Lease revenues                                                    43.6            39.6          36.8
- - -------------------------------------------------------------------------------------------------------
  Finance income earned on wholesale notes                          11.0            10.3           9.5
- - -------------------------------------------------------------------------------------------------------
  Net gain on retail notes sold                                     10.3            15.6           8.5
- - -------------------------------------------------------------------------------------------------------
  Interest income from short-term investments                        6.2             6.2           7.2
- - -------------------------------------------------------------------------------------------------------
  Securitization and servicing fee income                           28.6            22.3           1.1
- - -------------------------------------------------------------------------------------------------------
  Interest income from Deere & Company                               0.5             0.9           1.0
- - -------------------------------------------------------------------------------------------------------
  Other income                                                       3.4             3.1           3.2
- - -------------------------------------------------------------------------------------------------------
   Total revenues                                                  463.1           466.0         470.9
- - -------------------------------------------------------------------------------------------------------
 EXPENSES
- - -------------------------------------------------------------------------------------------------------
  Interest Expense:
- - -------------------------------------------------------------------------------------------------------
  On obligations to others                                         163.3           165.8         189.2
- - -------------------------------------------------------------------------------------------------------
  On notes payable to Deere & Company                                3.3             2.0           0.1
- - -------------------------------------------------------------------------------------------------------
     Total interest expense                                        166.6           167.8         189.3
- - -------------------------------------------------------------------------------------------------------
  Operating Expenses:
- - -------------------------------------------------------------------------------------------------------
   Administrative and operating expenses                            79.7            74.5          65.9
- - -------------------------------------------------------------------------------------------------------
   Provision for credit losses                                      27.8            28.1          48.5
- - -------------------------------------------------------------------------------------------------------
   Fees paid to Deere & Company                                      6.4             7.1           8.3
- - -------------------------------------------------------------------------------------------------------
   Depreciation of equipment on operating leases                    20.8            19.2          16.0
- - -------------------------------------------------------------------------------------------------------
     Total operating expenses                                      134.7           128.9         138.7
- - -------------------------------------------------------------------------------------------------------
     Total expenses                                                301.3           296.7         328.0
- - -------------------------------------------------------------------------------------------------------
   Income before income taxes and changes in accounting            161.8           169.3         142.9
- - -------------------------------------------------------------------------------------------------------
   Provision for income taxes                                       56.9            58.3          47.9
- - -------------------------------------------------------------------------------------------------------
   Income before changes in accounting                             104.9           111.0          95.0
- - -------------------------------------------------------------------------------------------------------
   Changes in accounting                                                            (3.8)
- - -------------------------------------------------------------------------------------------------------
   Net income                                                   $  104.9        $  107.2     $    95.0
- - -------------------------------------------------------------------------------------------------------
   Cash dividends paid                                            (210.0)          (82.0)        (70.0)
- - -------------------------------------------------------------------------------------------------------
   Retained earnings at beginning of the year                      626.3           601.1         576.1
- - -------------------------------------------------------------------------------------------------------
   Retained earnings at end of the year                         $  521.2        $  626.3      $  601.1
- - -------------------------------------------------------------------------------------------------------
   Ratio of earnings to fixed charges                               1.96            1.99*         1.74
- - -------------------------------------------------------------------------------------------------------

* Excludes effect of accounting changes.

The accompanying Notes to Consolidated Financial Statements on pages 31 to 46 are an integral part of this statement

                           CONSOLIDATED BALANCE SHEET


- - -------------------------------------------------------------------------------------------------------
JOHN DEERE CAPITAL CORPORATION AND
SUBSIDIARIES                                                OCTOBER 31
- - -------------------------------------------------------------------------------------------------------
  (In millions of dollars)                             1994         1993
- - -------------------------------------------------------------------------------------------------------
ASSETS
- - -------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                           $   42.9     $   165.2
- - -------------------------------------------------------------------------------------------------------
 Receivables and leases:
- - -------------------------------------------------------------------------------------------------------
   Retail notes                                       3,289.2       2,791.7
- - -------------------------------------------------------------------------------------------------------
   Revolving charge accounts                            437.3         331.1
- - -------------------------------------------------------------------------------------------------------
   Financing leases                                     117.7          84.9
- - -------------------------------------------------------------------------------------------------------
   Wholesale notes                                      142.2         109.6
- - -------------------------------------------------------------------------------------------------------
   Total receivables                                  3,986.4       3,317.3
- - -------------------------------------------------------------------------------------------------------
   Equipment on operating leases                        125.2         119.3
- - -------------------------------------------------------------------------------------------------------
   Total receivables and leases                       4,111.6       3,436.6
- - -------------------------------------------------------------------------------------------------------
   Allowance for credit losses                          (80.1)        (77.5)
- - -------------------------------------------------------------------------------------------------------
   Total receivables and leases - net                 4,031.5       3,359.1
- - -------------------------------------------------------------------------------------------------------
 Other receivables                                      155.1         182.8
- - -------------------------------------------------------------------------------------------------------
 Other assets                                            60.1          46.4
- - -------------------------------------------------------------------------------------------------------
TOTAL                                                $4,289.6      $3,753.5
- - -------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
- - -------------------------------------------------------------------------------------------------------
 Short-term borrowings:
- - -------------------------------------------------------------------------------------------------------
   Commercial paper                                  $1,580.7      $   454.0
- - -------------------------------------------------------------------------------------------------------
   Deere & Company                                      102.7          439.5
- - -------------------------------------------------------------------------------------------------------
   Current maturities of long-term borrowings           632.8          405.2
- - -------------------------------------------------------------------------------------------------------
     Total short-term borrowings                      2,316.2        1,298.7
- - -------------------------------------------------------------------------------------------------------
 Accounts payable and accrued liabilities:
- - -------------------------------------------------------------------------------------------------------
   Accrued interest on notes and debentures              37.4           41.1
- - -------------------------------------------------------------------------------------------------------
   Other payables                                       142.8           79.4
- - -------------------------------------------------------------------------------------------------------
     Total accounts payable and accrued liabilities     180.2          120.5
- - -------------------------------------------------------------------------------------------------------
 Deposits withheld from dealers and merchants           111.4          104.9
- - -------------------------------------------------------------------------------------------------------
 Long-term borrowings:
- - -------------------------------------------------------------------------------------------------------
   Notes and debentures                                 734.5        1,178.2
- - -------------------------------------------------------------------------------------------------------
   Subordinated debt                                    300.0          300.0
- - -------------------------------------------------------------------------------------------------------
     Total long-term borrowings                       1,034.5        1,478.2
- - -------------------------------------------------------------------------------------------------------
 Retirement benefit accruals and other liabilities       13.3           12.1
- - -------------------------------------------------------------------------------------------------------
 Stockholder's equity:
- - -------------------------------------------------------------------------------------------------------
  Common stock, without par value (issued
- - -------------------------------------------------------------------------------------------------------
    and outstanding - 2,500 shares owned
- - -------------------------------------------------------------------------------------------------------
    by John Deere Credit Company)                       112.8          112.8
- - -------------------------------------------------------------------------------------------------------
  Retained earnings                                     521.2          626.3
- - -------------------------------------------------------------------------------------------------------
    Total stockholder's equity                          634.0          739.1
- - -------------------------------------------------------------------------------------------------------
TOTAL                                                $4,289.6       $3,753.5
- - -------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements on pages 31 to 46 are an integral part of this statement.
- - --------------------------------------------------------------------------------

                      STATEMENT OF CONSOLIDATED CASH FLOWS


- - -------------------------------------------------------------------------------------------------------
JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES                     FOR THE YEAR ENDED OCTOBER 31
- - -------------------------------------------------------------------------------------------------------
  (In millions of dollars)                                         1994            1993          1992
- - -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
- - -------------------------------------------------------------------------------------------------------
  Net income                                                    $  104.9        $  107.2     $   95.0
- - -------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
- - -------------------------------------------------------------------------------------------------------
     provided by operating activities:
- - -------------------------------------------------------------------------------------------------------
   Changes in accounting, cumulative net adjustment                                  3.8
- - -------------------------------------------------------------------------------------------------------
   Provision for credit losses                                      27.8            28.1         48.5
- - -------------------------------------------------------------------------------------------------------
   Provision for depreciation                                       22.6            21.0         17.9
- - -------------------------------------------------------------------------------------------------------
   Deferred income taxes                                            (3.0)            3.8         (4.8)
- - -------------------------------------------------------------------------------------------------------
   Other                                                             7.8            (6.6)        (1.4)
- - -------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                     160.1           157.3        155.2
- - -------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
- - -------------------------------------------------------------------------------------------------------
  Cost of receivables and leases acquired                       (3,941.9)        (3,340.6)   (3,180.4)
- - -------------------------------------------------------------------------------------------------------
  Collections of receivables                                     2,656.6          2,642.5     2,708.0
- - -------------------------------------------------------------------------------------------------------
  Proceeds from sales of receivables                               580.2          1,161.7       703.6
- - -------------------------------------------------------------------------------------------------------
  Other                                                             59.5             13.9        14.7
- - -------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities         (645.6)           477.5       245.9
- - -------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
- - -------------------------------------------------------------------------------------------------------
  Increase (decrease) in notes payable to others                 1,126.8         (1,032.7)     (615.1)
- - -------------------------------------------------------------------------------------------------------
  Change in receivable/payable with Deere & Company               (336.9)           373.9       (39.5)
- - -------------------------------------------------------------------------------------------------------
  Proceeds from issuance of long-term borrowings                   188.5            687.0       522.7
- - -------------------------------------------------------------------------------------------------------
  Principal payments on long-term borrowings                      (405.2)          (506.9)     (227.5)
- - -------------------------------------------------------------------------------------------------------
  Dividends paid                                                  (210.0)           (82.0)      (70.0)
- - -------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) financing activities          363.2           (560.7)     (429.4)
- - -------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents            (122.3)            74.1       (28.3)
- - -------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                   165.2             91.1       119.4
- - -------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                      $   42.9        $   165.2    $   91.1
- - -------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements on pages 31 to 46 are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

     The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1994, John Deere was compensated by the Company for originating retail notes on John Deere products. John Deere is reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines.
John Deere is compensated for originating leases on John Deere products and is reimbursed for staff support in a manner similar to the procedures for retail notes.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries, all of which are wholly-owned.

ACCOUNTING CHANGES

     In the fourth quarter of 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. The Company elected to recognize the pretax transition obligation of $5.4 million ($3.6 million net of deferred income taxes) as a one-time charge to earnings in 1993. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $.2 million compared with the expense determined under the previous accounting principle.

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

RETAIL NOTES RECEIVABLE

     The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes).

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

     A portion of the finance income earned by the Company arises from retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 14 percent in 1994, 19 percent in 1993 and 17 percent in 1992.

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

     The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on wholesale notes and can be purchased through the Company or from other sources. Insurance is not required on revolving charge accounts.

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

WHOLESALE RECEIVABLES

     The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines owned by dealers of those products. Wholesale finance income is recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. Although amounts are not withheld from dealers to cover uncollectible receivables, there are repurchase agreements with manufacturers for new inventories held by dealers. Generally, when an account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed and the estimated uncollectible amount is written off to the allowance for credit losses.

OTHER RECEIVABLES

     During 1994 and 1993, the Company sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The

Company is also compensated by the trusts for certain expenses incurred in the
administration of these receivables.   Securitization and servicing fee income
includes the amortization of the above receivables, adjustments related to those sales and reimbursed administrative expenses.

RECLASSIFICATIONS

     Certain amounts for prior years have been reclassified to conform with the 1994 financial statement presentations.

NOTE 2.   RECEIVABLES AND LEASES.

RETAIL NOTES RECEIVABLE

     Retail notes receivable by product category at October 31 in millions of dollars follow:


- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
Agricultural equipment - new                           $1,325.4        $  993.1
- - --------------------------------------------------------------------------------
Agricultural equipment - used                             999.7           840.0
- - --------------------------------------------------------------------------------
Industrial equipment - new                                363.8           233.1
- - --------------------------------------------------------------------------------
Industrial equipment - used                               110.3            71.8
- - --------------------------------------------------------------------------------
Lawn and grounds care equipment - new                     163.3           175.1
- - --------------------------------------------------------------------------------
Lawn and grounds care equipment - used                     19.9            22.2
- - --------------------------------------------------------------------------------
Recreational products                                   1,275.7         1,303.1
- - --------------------------------------------------------------------------------
      Total                                             4,258.1         3,638.4
- - --------------------------------------------------------------------------------
Unearned finance income:
- - --------------------------------------------------------------------------------
    John Deere                                           (493.3)         (347.7)
- - --------------------------------------------------------------------------------
    Recreational products                                (475.6)         (499.0)
- - --------------------------------------------------------------------------------
      Total                                              (968.9)         (846.7)
- - --------------------------------------------------------------------------------
      Retail notes receivable - net                    $3,289.2        $2,791.7
- - --------------------------------------------------------------------------------


     Retail note installments at October 31 are scheduled as follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
 Due in:
- - --------------------------------------------------------------------------------
          0-12 months                                  $  999.9        $  871.5
- - --------------------------------------------------------------------------------
          13-24 months                                    903.7           750.9
- - --------------------------------------------------------------------------------
          25-36 months                                    745.8           618.2
- - --------------------------------------------------------------------------------
          37-48 months                                    561.1           462.6
- - --------------------------------------------------------------------------------
          49-60 months                                    388.0           308.8
- - --------------------------------------------------------------------------------
          61-72 months                                    191.2           162.6
- - --------------------------------------------------------------------------------
          Over 72 months                                  468.4           463.8
- - --------------------------------------------------------------------------------
                  Total                                $4,258.1        $3,638.4
- - --------------------------------------------------------------------------------

     Company guidelines relating to down payment requirements and maximum contract terms on retail notes are generally as follows:



- - --------------------------------------------------------------------------------
                                               Down         Contract Terms
                                              Payment
- - --------------------------------------------------------------------------------
Agricultural equipment, new and used:
- - --------------------------------------------------------------------------------
     Seasonal payments                         30%          7 crop years
- - --------------------------------------------------------------------------------
     Monthly payments                          20%            84 months
- - --------------------------------------------------------------------------------
Industrial equipment:
- - --------------------------------------------------------------------------------
     New                                       20%         48-60 months
- - --------------------------------------------------------------------------------
     Used                                      20%            36 months
- - --------------------------------------------------------------------------------
Lawn and grounds care equipment, new and used:
- - --------------------------------------------------------------------------------
     Personal use                              10%            72 months
- - --------------------------------------------------------------------------------
     Commercial use                            20%            72 months
- - --------------------------------------------------------------------------------
Recreational products:
- - --------------------------------------------------------------------------------
     New                                       20%           180 months
- - --------------------------------------------------------------------------------
     Used                                      20%           144 months
- - --------------------------------------------------------------------------------


     During 1994, the average effective yield on retail notes held by the Company was approximately 9.4 percent compared with 9.8 percent in 1993.

     Retail notes acquired by the Company during the year ended October 31, 1994 had an estimated average original term (based on dollar amounts) of 70 months. During 1993 and 1992, the estimated average original term was 67 and 68 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term.

     During 1994, the Company received proceeds of $560 million from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. During 1993, the Company received proceeds of $1.143 billion from the sale of retail notes.

     At October 31, 1994 and 1993, the balance of all retail notes previously sold by the Company was $1.175 billion and $1.394 billion, respectively. Additional sales of retail notes are expected to be made in the future.

     The Company recognizes any gain or loss at the time of the sale of retail notes. The Company acts as agent for the buyers in collection and administration of all the notes it has sold. The Company's maximum exposure under all retail note recourse provisions at October 31, 1994 and 1993 was $140 million and $175 million, respectively. All retail notes sold are collateralized by security agreements on the related machinery sold to the customers.

REVOLVING CHARGE ACCOUNTS RECEIVABLE

     Revolving charge accounts receivable at October 31, 1994 totaled $437 million compared with $331 million at October 31, 1993. Account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule. A minimum amount is due each month from customers selecting the revolving payment option.

FINANCING LEASES RECEIVABLE

     Financing leases receivable by product category at October 31 are as follows in millions of dollars:

- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
Agricultural equipment                                   $ 86.5          $ 68.5
- - --------------------------------------------------------------------------------
Industrial equipment                                       46.0            23.8
- - --------------------------------------------------------------------------------
Lawn and grounds care equipment                             4.6             4.9
- - --------------------------------------------------------------------------------
      Total                                               137.1            97.2
- - --------------------------------------------------------------------------------
Estimated residual values                                   1.7             2.3
- - --------------------------------------------------------------------------------
Unearned finance income                                   (21.1)          (14.6)
- - --------------------------------------------------------------------------------
      Financing leases receivable                        $117.7          $ 84.9
- - --------------------------------------------------------------------------------


     Residual values represent the amounts estimated to be recoverable at maturity from disposition of the leased equipment under non-purchase option financing leases.

     Initial lease terms for financing leases range from 12 months to 72 months. Payments on financing leases receivable at October 31 are scheduled as follows in millions of dollars:



- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
Due in:
- - --------------------------------------------------------------------------------
          0-12 months                                    $ 46.0          $ 35.4
- - --------------------------------------------------------------------------------
          13-24 months                                     35.8            25.9
- - --------------------------------------------------------------------------------
          25-36 months                                     27.8            18.3
- - --------------------------------------------------------------------------------
          37-48 months                                     17.3            11.1
- - --------------------------------------------------------------------------------
          Over 48 months                                   10.2             6.5
- - --------------------------------------------------------------------------------
                  Total                                  $137.1          $ 97.2
- - --------------------------------------------------------------------------------


     The Company sold $20 million of municipal leases to Deere & Company in 1994 compared with $19 million in 1993. At October 31, 1994, the net balance of leases sold was $39 million compared with $43 million at October 31, 1993.

WHOLESALE RECEIVABLES

     Wholesale receivables at October 31, 1994 totaled $142 million compared with $110 million at October 31, 1993. Generally, the maximum maturity for wholesale notes is 12 months.

EQUIPMENT ON OPERATING LEASES

     The cost of equipment on operating leases by product category at October 31 follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
Agricultural equipment                                   $120.3          $102.4
- - --------------------------------------------------------------------------------
Industrial equipment                                       43.3            49.1
- - --------------------------------------------------------------------------------
Lawn and grounds care equipment                             0.5             1.6
- - --------------------------------------------------------------------------------
      Total                                               164.1           153.1
- - --------------------------------------------------------------------------------
Accumulated depreciation                                  (38.9)          (33.8)
- - --------------------------------------------------------------------------------
      Equipment on operating leases - net                $125.2          $119.3
- - --------------------------------------------------------------------------------


     Initial lease terms for equipment on operating leases range from 12 months to 72 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                          1994            1993
- - --------------------------------------------------------------------------------
Due in:
- - --------------------------------------------------------------------------------
          0-12 months                                    $ 28.3          $ 27.0
- - --------------------------------------------------------------------------------
          13-24 months                                     11.8            17.7
- - --------------------------------------------------------------------------------
          25-36 months                                      3.8             4.9
- - --------------------------------------------------------------------------------
          37-48 months                                      1.7             1.6
- - --------------------------------------------------------------------------------
          Over 48 months                                    0.4             0.2
- - --------------------------------------------------------------------------------
                  Total                                  $ 46.0          $ 51.4
- - --------------------------------------------------------------------------------


CONCENTRATION OF CREDIT RISK

     Receivables and Leases have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care, and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Company retains as collateral a security interest in the equipment associated with Receivables and Leases other than revolving charge accounts.

FAIR VALUE

     The estimated fair value of total Receivables and Leases was $4.107 billion and $3.516 billion at October 31, 1994 and October 31, 1993, respectively, compared with the carrying value of $4.112 billion and $3.436 billion on those respective dates. The fair values of fixed-rate retail notes and financing leases were based on the discounted values of their related cash flows at current market interest rates. The fair values of variable-rate retail notes, revolving charge accounts and wholesale notes approximate the carrying amounts.

NOTE 3.   ALLOWANCE FOR CREDIT LOSSES.

     Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience. A favorable $4.5 million adjustment was made in 1994 related to current and expected losses on agricultural loans.

     An analysis of the allowance for credit losses on total Receivables and Leases follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                              1994        1993        1992
- - --------------------------------------------------------------------------------
Balance, beginning of the year               $77.5       $ 83.0      $ 78.2
- - --------------------------------------------------------------------------------
Provision charged to operations               27.8         28.1        48.5
- - --------------------------------------------------------------------------------
Amounts written off                          (20.8)       (26.1)      (43.7)
- - --------------------------------------------------------------------------------
Transfers related to retail note sales        (4.4)        (7.5)
- - --------------------------------------------------------------------------------
Balance, end of the year                     $80.1       $ 77.5      $ 83.0
- - --------------------------------------------------------------------------------

     The allowance for credit losses represented 1.9 percent, 2.3 percent and
2.0 percent of Receivables and Leases outstanding at October 31, 1994, 1993 and 1992, respectively. In addition, the Company had $111 million, $105 million and $101 million at October 31, 1994, 1993 and 1992, respectively, of deposits withheld from John Deere dealers and Farm Plan merchants available for certain potential credit losses originating from those dealers and merchants. The provision for credit losses in 1994 reflects the growth in the total Receivables and Leases portfolio, yet, it also reflects a favorable adjustment related to current and expected losses on agricultural loans. The lower provision in 1993, compared to 1992, resulted from a decrease in write-offs of uncollectible Receivables and Leases, particularly recreational product retail notes.

NOTE 4.   SHORT-TERM BORROWINGS.

     On October 31, 1994, short-term borrowings were $2.316 billion, $1.581 billion of which was commercial paper. Short-term borrowings were $1.299 billion one year ago, $454 million of which was commercial paper. Original maturities of commercial paper outstanding on October 31, 1994 ranged up to 270 days. The weighted average remaining term of commercial paper outstanding on October 31, 1994 was approximately 44 days. The Capital Corporation's short-term debt also includes amounts borrowed from Deere & Company, which totaled $103 million at October 31, 1994. The Capital Corporation pays a market rate of interest to Deere & Company based on the average outstanding borrowings each month. The weighted average interest rates on all short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1994 and 1993 were 4.9 percent and 3.3 percent, respectively.

     At October 31, 1994, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.508 billion which included a long-term credit agreement totaling $1.675 billion. In addition, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, had a long-term credit agreement with various banks in North America and overseas totaling $759 million. In total, the Capital Corporation had

$3.267 billion in aggregate lines of credit available at October 31, 1994 of which $1.301 billion were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are paid by Deere & Company and a portion is charged to the Capital Corporation based on utilization.

     At October 31, 1994, the Capital Corporation had no borrowings outstanding under the credit agreements. These agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at no less than
1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. For purposes of these calculations, "earnings" consist of income before income taxes to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from Deere & Company. The Company's ratio of earnings to fixed charges was 1.96 to 1, 1.99 to 1 (excluding the effect of the accounting changes), and 1.74 to 1 in 1994, 1993 and 1992, respectively. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was
3.3 to 1 at October 31, 1994 compared with 2.2 to 1 at October 31, 1993.

     In common with other large finance and credit companies, the Company actively manages the relationship of the types and amounts of its funding sources to its receivable and lease portfolios in an effort to hedge risks due to interest rate and currency fluctuations, while responding to favorable competitive and financing opportunities. Accordingly, from time to time, the Company has entered into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its short-term borrowings. At October 31, 1994 and 1993, the total notional principal amounts of interest rate swap agreements were $563 million and $510 million having rates of 3.6 to 9.6 percent terminating in up to 16 months and 28 months, respectively. The total notional principal amounts of interest rate cap agreements at October 31, 1994 and 1993 were $33 million and $44 million having capped rates of 6.3 percent to 9.0 percent terminating in up to 9 months and 15 months, respectively. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements. The credit and market risk under these agreements is not considered to be significant. The estimated fair value and carrying value of these interest rate swap and cap agreements were not significant at October 31, 1994 and October 31, 1993.

NOTE 5.   LONG-TERM BORROWINGS.

     Long-term borrowings of the Capital Corporation at October 31 consisted of the following in millions of dollars:


- - ------------------------------------------------------------------------------------------------------
                                                                            1994           1993
- - ------------------------------------------------------------------------------------------------------
Senior Debt:
- - ------------------------------------------------------------------------------------------------------
   Medium-term notes due 1995-2000  (average interest rate of              $  337.7       $  382.0
- - ------------------------------------------------------------------------------------------------------
      7.0% as of year end 1994 and 5.9% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
   5% Debenture due 1995                                                                     150.0
- - ------------------------------------------------------------------------------------------------------
   4-5/8% Debenture due 1996                                                  200.0          200.0
- - ------------------------------------------------------------------------------------------------------
   6.0% Notes due 1995  (swapped to variable interest rate of                                100.0
- - ------------------------------------------------------------------------------------------------------
       3.1% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
   11-5/8% Notes due 1995  (swapped to variable interest rate of                             150.0
- - ------------------------------------------------------------------------------------------------------
       3.2% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
   7.2% Debenture due 1997                                                    100.0          100.0
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------
   5% Swiss Franc Bonds due 1999  (swapped to variable interest rate)          97.5           97.5
- - ------------------------------------------------------------------------------------------------------
      of 5.8% as of year end 1994 and 3.7% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
           Total                                                              735.2        1,179.5
- - ------------------------------------------------------------------------------------------------------
   Less unamortized debt discount                                               0.7            1.3
- - ------------------------------------------------------------------------------------------------------
           Net Senior Debt                                                    734.5        1,178.2
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

Subordinated Debt:
- - ------------------------------------------------------------------------------------------------------
   9-5/8% Subordinated Notes due 1998 (swapped to variable interest           150.0          150.0
- - ------------------------------------------------------------------------------------------------------
       rate of 5.9% as of year end 1994 and 3.8% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
   8-5/8% Subordinated Debentures due 2019 (swapped to                        150.0          150.0
- - ------------------------------------------------------------------------------------------------------
       variable interest rate of 5.3% as of year end 1994 and
- - ------------------------------------------------------------------------------------------------------
       3.2% as of year end 1993)
- - ------------------------------------------------------------------------------------------------------
         Total Subordinated Debt                                              300.0          300.0
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------
         Total                                                             $1,034.5       $1,478.2
- - ------------------------------------------------------------------------------------------------------


     In 1994, the Capital Corporation issued $189 million and retired $355 million of medium-term notes. In January 1994, the Company redeemed the $40 million balance of its outstanding 9.35% subordinated debentures due 2003.

     The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings to a variable rate based on specified United States commercial paper rate indices. The table reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Capital Corporation has interest rate swap agreements corresponding to a portion of its fixed rate long-term borrowings. The total notional principal amount of these interest rate swap agreements was $302 and $347 million at October 31,1994 and October 31, 1993, respectively, having variable rates of 3.4 percent to 5.7 percent, terminating in up to 28 months and 40 months, respectively. The Capital

Corporation also has interest rate swap and cap agreements associated with medium-term notes. The table reflects the interest rates relating to these swap and cap agreements. At October 31, 1994 and 1993, the total notional principal amounts of these swap agreements were $40 million and $138 million, terminating in up to 45 months and 42 months, respectively. At October 31, 1993, the total notional principal amount of these cap agreements was $25 million, terminating in up to 22 months. A Swiss franc to United States dollar currency swap agreement is also associated with the Swiss franc bonds in the table. The credit and market risk under these agreements is not considered to be significant.

     The total estimated fair values of the Company's total long-term borrowings were $1.028 billion and $1.496 billion at October 31, 1994 and October 31, 1993, respectively. The corresponding carrying amounts of total long-term borrowings were $1.035 billion and $1.478 billion on those respective dates. Fair values of long-term borrowings with fixed rates were based on a discounted cash flow model. Fair values of long-term borrowings, which have been swapped to current variable interest rates, approximate their carrying amounts. The estimated fair value and carrying value of the Company's interest rate swap and cap agreements associated with medium-term notes were not significant at October 31, 1994 and October 31, 1993.

     The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 1995 - $633, 1996 - $262, 1997 - $309, 1998 - $193, 1999 - $248.

NOTE 6.   FIXED CHARGE COVERAGE.

     Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings to fixed charges will not be less than 1.05 to 1 for each fiscal quarter. Financial support was not provided in 1994, 1993, or 1992, as the ratios were
1.96 to 1, 1.99 to 1 (excluding the effect of the accounting changes), and 1.74 to 1, respectively. This arrangement is not intended to make Deere & Company responsible for the payment of obligations of the Company.

NOTE 7.   COMMON STOCK.

     All of the Company's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1994 or 1993. At October 31, 1994, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

NOTE 8.   DIVIDENDS.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $210 million in 1994 and $82 million in 1993. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1995, the

Capital Corporation declared and paid a dividend of $15 million to John Deere Credit Company which, in turn, declared and paid a dividend of $15 million to Deere & Company.

NOTE 9.   PENSION AND OTHER RETIREMENT BENEFITS.

     The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employees' compensation near retirement. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.5 million in both 1994 and 1993. Further disclosure for the plan is included in the Deere & Company 1994 annual report pension note.

     During the fourth quarter of 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Additional information is presented in the "Summary of Significant Accounting Policies" on page 31, and the "Quarterly Data (unaudited)" on page 46.

     The Company generally provides defined benefit health care and life insurance plans for retired employees. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $.7 million in 1994 and $.6 million in 1993. The 1992 expenses were negligible as determined under the previous accounting principle.

NOTE 10.  INCOME TAXES.

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

DEFERRED INCOME TAXES

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 in millions of dollars follows:

- - --------------------------------------------------------------------------------------------------------------------
                                                                     1994                           1993
- - --------------------------------------------------------------------------------------------------------------------
                                                            Deferred       Deferred       Deferred        Deferred
                                                               Tax            Tax            Tax             Tax
                                                             Assets       Liabilities      Assets        Liabilities
- - --------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                   $32.2                         $27.1
- - --------------------------------------------------------------------------------------------------------------------
Deferred lease income                                                        $ 7.0                         $ 4.1
- - --------------------------------------------------------------------------------------------------------------------
Deferred retail note finance income                                            4.6                           1.5
- - --------------------------------------------------------------------------------------------------------------------
Accrual for retirement and postemployment benefits              2.2                           2.1
- - --------------------------------------------------------------------------------------------------------------------
Partnership income                                              3.8
- - --------------------------------------------------------------------------------------------------------------------
Miscellaneous accruals and other                                                .3                            .4
- - --------------------------------------------------------------------------------------------------------------------
        Total deferred income tax assets and liabilities      $38.2          $11.9          $29.2          $ 6.0
- - --------------------------------------------------------------------------------------------------------------------

     The provision for income taxes consisted of the following in millions of dollars:

- - --------------------------------------------------------------------------------------------------
                                                              1994           1993           1992
- - --------------------------------------------------------------------------------------------------
Current                                                      $ 59.9         $ 54.5         $ 52.7
- - --------------------------------------------------------------------------------------------------
Deferred                                                       (3.0)           3.8           (4.8)
- - --------------------------------------------------------------------------------------------------
        Total provision for income taxes                     $ 56.9         $ 58.3         $ 47.9
- - --------------------------------------------------------------------------------------------------

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

EFFECTIVE INCOME TAX PROVISION

     A comparison of the statutory and effective income tax provisions of the Company and reasons for related differences follow in millions of dollars:

- - -------------------------------------------------------------------------------------------------------
                                                                     1994         1993           1992
- - -------------------------------------------------------------------------------------------------------
 United States federal income tax provision at a statutory rate of   $56.6        $59.0          $48.6
- - -------------------------------------------------------------------------------------------------------
         35 percent in 1994, 34.83 percent in 1993
- - -------------------------------------------------------------------------------------------------------
         and 34 percent in 1992
- - --------------------------------------------------------------------------------------------------------
 Municipal lease income not taxable                                   (0.1)        (0.3)          (0.2)
- - -------------------------------------------------------------------------------------------------------
 Effect of statutory tax rate change on deferred taxes                             (0.7)
- - -------------------------------------------------------------------------------------------------------
 Other adjustments - net                                               0.4          0.3           (0.5)
- - -------------------------------------------------------------------------------------------------------
         Total provision for income taxes                            $56.9        $58.3          $47.9
- - -------------------------------------------------------------------------------------------------------

NOTE 11.  CASH FLOW INFORMATION.

     For purposes of the statement of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

     Cash payments by the Company for interest incurred on borrowings in 1994, 1993 and 1992 were $173.7 million, $134.8 million and $172.6 million, respectively. Cash payments for income taxes during these same periods were $59.7 million, $54.9 million and $53.0 million, respectively.

NOTE 12.  LEGAL PROCEEDINGS.

     The Company is subject to various unresolved legal actions which arise in the normal course of its business. The most prevalent of such actions relates to state and federal regulations concerning retail credit. There are various claims and pending actions against the Company with respect to commercial and consumer financing matters. These matters include lawsuits pending in federal and state courts in Texas alleging that certain of the Company's retail finance contracts for recreational vehicles and boats violate certain technical provisions of Texas consumer credit statutes dealing with maximum rates, licensing and disclosures. The plaintiffs in Texas claim they are entitled to common law and statutory damages and penalties. The Company obtained certification of a mandatory class in the 281st District Court for Harris County, Texas, in a case named DEERE CREDIT, INC. V. SHIRLEY Y. MORGAN, ET AL., filed February 20, 1992. The Company believes that it has substantial defenses and intends to defend the Morgan and other pending actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, or reasonably estimate the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes that these unresolved legal actions will not be material.

NOTE 13.  QUARTERLY DATA (UNAUDITED).

     Supplemental consolidated quarterly information for the Company follows in millions of dollars:

- - ----------------------------------------------------------------------------------------------------------------
                                               First         Second          Third         Fourth         Fiscal
                                              Quarter        Quarter        Quarter        Quarter         Year
- - ----------------------------------------------------------------------------------------------------------------
 1994:
- - ----------------------------------------------------------------------------------------------------------------
     Revenues                                 $104.7         $107.2         $115.3         $135.9         $463.1
- - ----------------------------------------------------------------------------------------------------------------
     Interest expense                           35.9           36.3           43.7           50.7          166.6
- - ----------------------------------------------------------------------------------------------------------------
     Operating expenses                         33.5           31.0           32.0           38.2          134.7
- - ----------------------------------------------------------------------------------------------------------------
     Income taxes                               12.3           14.0           13.8           16.8           56.9
- - ----------------------------------------------------------------------------------------------------------------
     Net income                                 23.0           25.9           25.8           30.2          104.9
- - ----------------------------------------------------------------------------------------------------------------
 1993:
- - ----------------------------------------------------------------------------------------------------------------
     Revenues                                 $115.1         $116.7         $114.4         $119.8         $466.0
- - ----------------------------------------------------------------------------------------------------------------
     Interest expense                           43.6           42.8           40.7           40.7          167.8
- - ----------------------------------------------------------------------------------------------------------------
     Operating expenses  (1)                    30.1           33.3           30.4           35.1          128.9
- - ----------------------------------------------------------------------------------------------------------------
     Income taxes                               14.0           13.8           14.7           15.8           58.3
- - ----------------------------------------------------------------------------------------------------------------
     Income before changes in accounting (1)    27.4           26.8           28.6           28.2          111.0
- - ----------------------------------------------------------------------------------------------------------------
     Changes in accounting (1)                   3.8                                                         3.8
- - ----------------------------------------------------------------------------------------------------------------
     Net income                                 23.6           26.8           28.6           28.2          107.2
- - ----------------------------------------------------------------------------------------------------------------

     (1) In the fourth quarter of 1993, the Company adopted FASB Statements No. 106 and 112 relating to postretirement and postemployment benefits, effective November 1, 1992. Accordingly, results for the first quarter of 1993 were restated for the cumulative after-tax effect of these changes in accounting as of November 1, 1992, which totaled $3.8 million. Previously reported income before changes in accounting for the first three quarters of 1993 were also restated to reflect incremental pretax postretirement benefits expense of $.2 million ($.1 million after income taxes) compared with expense under the previous accounting principles. The fourth quarter of 1993 also included an incremental pretax increase in the postretirement and postemployment benefits expense of $.1 million compared with expense under the previous accounting principles. Additional information relating to the adoption of FASB Statements No. 106 and 112 is presented in the "Summary of Significant Accounting Policies" on page 31.

                                                                     SCHEDULE II

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992
                            (IN THOUSANDS OF DOLLARS)

- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------

           COLUMN A                 COLUMN B                 COLUMN C                            COLUMN D                 COLUMN E
           --------                 --------                 --------                            --------                 --------
                                                             Additions                          Deductions
                                   Balance at  ------------------------------------  ---------------------------------
                                   Beginning   Charged to Costs    Charged to Other                                      Balance at
          Description                of Year     and Expenses      Accounts-Explain      Description           Amount    End of Year
- - ------------------------------------------------------------------------------------------------------------------------------------

Year Ended October 31, 1994:
  Reserve deducted from the asset
    to which it applies-
  Credit losses                                                                    Transfers related
                                                                                     to retail note sales      $4,390
                                                                                   Uncollectible receivables  $20,805        $80,122
                                                                                                            ---------      ---------

    Total                             $77,486        $27,831                       Total Deductions           $25,195        $80,122
                                    ---------      ---------                                                ---------      ---------
                                    ---------      ---------                                                ---------      ---------

Year Ended October 31, 1993:
  Reserve deducted from the asset
    to which it applies-
  Credit losses                                                                    Transfers related
                                                                                     to retail note sales      $7,511
                                                                                   Uncollectible receivables  $26,094        $77,486
                                                                                                            ---------      ---------

    Total                             $83,002        $28,089                       Total Deductions           $33,605        $77,486
                                    ---------      ---------                                                ---------      ---------
                                    ---------      ---------                                                ---------      ---------
Year ended October 31, 1992:
  Reserve deducted from the asset
    to which it applies-
  Credit losses

    Total                             $78,159        $48,497                       Uncollectible receivables  $43,654        $83,002
                                    ---------      ---------                                                ---------      ---------
                                    ---------      ---------                                                ---------      ---------

- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------

                             INDEX TO EXHIBITS


3.1  Certificate of Incorporation, as amended.

3.2  Bylaws, as amended.

4.1 Credit agreements among registrant, Deere & Company, various financial institutions, and Chemical Bank and Deutsche Bank, as Managing Agents, dated as of December 15, 1993 (Exhibit 4.1 to Form 10-K of the registrant for the year ended October 31, 1993*).

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

11.  Not applicable.

12. Statement of computation of the ratio of earnings before fixed charges to fixed charges for each of the five years in the period ended October 31, 1994.

13.  Not applicable.

16.  Not applicable.

18.  Not applicable.

21.  Omitted pursuant to instruction J(2).

22.  Not applicable.

23.  Consent of Deloitte & Touche.

24.  Not applicable.

27.  Financial Data Schedule.

28.  Not applicable.

99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1994.*







__________________________
     * Incorporated by reference. Copies of these exhibits are available from the Company upon request.