Form 10-Q
DEERE JOHN CAPITAL CORP
filed 1995-03-14
CIK 27673

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549




FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended January 31, 1995

                        Commission file no: 1-6458
                        _________________________

                      JOHN DEERE CAPITAL CORPORATION




                                 Delaware
                         (State of incorporation)

                                36-2386361
                    (IRS employer identification no.)


                                Suite 600
                      First Interstate Bank Building
                           1 East First Street
                           Reno, Nevada  89501
                 (Address of principal executive offices)

                    Telephone Number:  (702) 786-5527
                     ________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x     No

     At January 31, 1995, 2,500 shares of common stock, without par value, o f the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere
& Company.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 16 Pages
Index to Exhibits:  Page 14

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Three Months Ended
                                                January 31
                                            1995       1994

Revenues:
 Finance income earned on retail notes      $ 79.2    $ 65.9
 Revolving charge account income              18.7      13.3
 Lease revenues                               10.9      10.1
 Finance income earned on wholesale notes      4.0       2.5
 Net gain on retail notes sold                  .3       1.1
 Interest income from short-term investments   2.8       1.4
 Securitization and servicing fee income       9.5       9.7
 Other income                                   .8        .7
     Total revenues                          126.2     104.7

Expenses:
 Interest expense                             55.1      35.9
 Administrative and operating expenses        17.4      17.7
 Provision for credit losses                   5.0       9.2
 Fees paid to Deere & Company                  1.3       1.5
 Depreciation of equipment on
   operating leases                            5.2       5.1
      Total expenses                          84.0      69.4

Income before Income Taxes                    42.2      35.3
Provision for Income Taxes                    14.8      12.3
Net Income                                  $ 27.4    $ 23.0

----
See Notes to Interim Financial Statements

             JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Jan 31    Oct 31    Jan 31
                                  1995      1994      1994
ASSETS
Cash and Cash Equivalents        $242.3    $ 42.9    $ 58.7
Receivables and Leases:
  Retail notes                  3,484.3   3,289.2   2,942.8
  Revolving charge accounts       381.4     437.3     281.8
  Financing leases                125.7     117.7      87.5
  Wholesale notes                 176.0     142.2     121.7
    Total receivables           4,167.4   3,986.4   3,433.8
  Equipment on operating leases   120.6     125.2     121.9
  Total receivables and leases  4,288.0   4,111.6   3,555.7
  Allowance for credit losses     (79.8)    (80.1)    (78.4)
    Total receivables and
  leases - net                  4,208.2   4,031.5   3,477.3
Other Receivables                 158.3     155.1     190.1
Other Assets                       61.8      60.1      45.2
 TOTAL                         $4,670.6  $4,289.6  $3,771.3

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper             $2,101.0  $1,580.7  $1,096.3
  Deere & Company                  64.9     102.7      13.8
  Current maturities of
   long-term borrowings           456.8     632.8     469.2
    Total short-term borrowings 2,622.7 2,316.2 1,579.3 Accounts Payable and Accrued
 Liabilities                       197.0     180.2     208.2
Deposits Withheld from Dealers and
  Merchants                        109.7     111.4      97.6
Long-Term Borrowings:
  Notes and debentures             783.6     734.5     961.3
  Subordinated debt                300.0     300.0     300.0
    Total long-term borrowings 1,083.6 1,034.5 1,261.3 Retirement Benefit Accruals &
  Other Liabilities                 11.2      13.3      12.8
Stockholder's Equity:
  Common stock, without par value
  (issued and outstanding - 2,500
   shares owned by
   John Deere Credit Company)      112.8     112.8     112.8
Retained earnings                  533.6     521.2     499.3
  Total stockholder's equity       646.4     634.0     612.1
    TOTAL                       $4,670.6  $4,289.6  $3,771.3

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                         Three Months Ended
                                           January 31
                                        1995       1994
Cash Flows from Operating Activities:

  Net income                       $  27.4      $  23.0
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                 (8.4)              .4

   Net cash provided by operating
   activities                           19.0             23.4
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                             (996.8) ( 828.7)
  Collections of receivables             804.7          686.7
  Proceeds from sales of
   receivables                                            4.9
  Other                                32.0        93.5
  Net cash used for investing
   activities                           (160.1)         (43.6)

Cash Flows from Financing Activities:
 Increase in notes payable
  to others                              520.2          642.3
 Change in receivable/payable with
   Deere & Company                       (37.7)        (425.6)
 Proceeds from long-term borrowings      90.0
  Principal payment on long-term
   borrowings                           (217.0)        (153.0)
  Dividend paid                         (15.0)         (150.0)

  Net cash provided by (used for)
   financing activities                 340.5          (86.3)
Net increase (decrease) in cash and
   cash equivalents                     199.4         (106.5)
Cash and cash equivalents at beginning
   of period                           42.9      165.2
Cash and cash equivalents at end
   of period                       $  242.3     $ 58.7

See Notes to Interim Financial Statements
Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its wholly owned subsidiaries, Deere Credit, Inc. (DCI), Deere Credit Services, Inc. (DCS), Farm Plan Corporation (FPC) and John Deere Receivables, Inc. (JDRI), (collectively referred to as the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes). The Company also leases John Deere equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are
    collectively called  Receivables.   Receivables and operating
    leases are collectively called  Receivables and Leases."

(3) The consolidated ratio of earnings to fixed charges was 1.76 to 1 during the first three months this year compared with
    1.97 to 1 in the comparable period of 1994.   Earnings
    consist of income before income taxes and changes in
    accounting to which are added fixed charges.   Fixed charges
    consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations. On February 6, 1995 the 281st District Court for Harris County, Texas approved a settlement of Deere Credit, Inc. v. Shirley
    Y. Morgan et al. (see Note 12 to the financial statements included in the Company's latest annual report on Form 10-K). The estimated cost of this settlement has been fully accrued and is not material.

(5) Certain amounts for 1994 have been reclassified to conform with 1995 financial statement presentations.


Item 2.  Management s Discussion and Analysis of Financial
         Condition andResults of Operations.

Results of Operations

During the first three months of 1995, the volume of retail notes (principal value financed) acquired by the Company totaled $703 million, an increase of 19 percent, compared with acquisitions of $592 million during the same period last year. Retail note acquisitions from John Deere increased by approximately $116 million, or 21 percent, for the three months ended January 31, 1995 compared with the same period last year primarily due to higher retail sales of John Deere equipment and an increase in the Company s share of that market. Note acquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes were $5 million lower in the first quarter of 1995 as compared to the first quarter of 1994.
The primary reason for this decrease was a general decline in the marine financing business compared with the same period last year.

At January 31, 1995, the amount of retail notes held by the Company was $3.484 billion compared with $3.289 billion at October 31, 1994 and $2.943 billion at January 31, 1994. Within this category, recreational product notes totaled $790 million, $800 million and $780 million at January 31, 1995, October 31, 1994 and January 31, 1994, respectively. Retail notes increased during the first quarter of 1995 as the cost of retail notes acquired exceeded collections by $198 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.437 billion at January 31, 1995, $4.464 billion at October 31, 1994, and $4.080 billion at January 31, 1994. At January 31, 1995, the amount of retail notes previously sold was $952 million compared with $1.175 billion at October 31, 1994 and $1.137 billion at January 31, 1994. The Company s maximum exposure under all retail note recourse provisions at January 31, 1995 was $143 million. Although no retail note sales took place during the first quarter of 1995, additional sales of retail notes are expected to be made in the future.

Revolving charge accounts receivable totaled $381 million at January 31, 1995 compared with $437 million at October 31, 1994 and $282 million at January 31, 1994. Acquisitions increased 18 percent in the first quarter of 1995 compared with the same period last year, reflecting the increased retail sales of John Deere lawn and grounds care equipment, as well as an increased volume of Farm Plan receivable acquisitions. The balance of revolving charge accounts receivable increased in the first three months of 1995 due to the growth in both Farm Plan and John Deere Credit Revolving Plan volumes. The balance of revolving charge accounts receivable at January 31, 1995 included $180 million of Farm Plan receivables and $201 million of John Deere Credit Revolving Plan receivables. This balance compared with $143 million and $139 million, respectively, at January 31, 1994.

The portfolio of financing leases totaled $126 million at January 31, 1995 compared with $118 million at October 31, 1994 and $88 million at January 31, 1994. The investment in operating leases was $121 million, $125 million and $122 million at January 31, 1995, October 31, 1994 and January 31, 1994, respectively. The Company also administers municipal leases owned by Deere & Company which totaled $34 million at January 31, 1995, $39 million at October 31, 1994, and $42 million at January 31, 1994. The Company sold $5 million of municipal leases to Deere & Company in the first quarter of 1994. During the first quarter of 1995, the Company did not sell municipal leases to Deere & Company.

Wholesale notes receivable on recreational vehicle, manufactured housing, yacht and John Deere engine inventories totaled $176 million at January 31, 1995, $142 million at October 31, 1994 and $122 million at January 31, 1994. Wholesale note acquisitions continue to be favorably impacted by the Company s growth in both the manufactured housing and yacht markets.

Receivables and Leases acquired totaled $997 million during the first quarter of 1995, a 20 percent increase compared with acquisitions of $829 million during the same period of 1994.

Receivables and Leases financed by the Company were $4.288 billion at January 31, 1995, $4.112 billion at October 31, 1994 and $3.556 billion at January 31, 1994. Total Receivables and Leases administered by the Company on those same dates were $5.275 billion, $5.326 billion and $4.735 billion, respectively.

The balance (principal plus accrued interest) of retail notes held with any installment 60 days or more past due was $36 million at January 31, 1995 compared with $24 million at October 31, 1994 and $35 million at January 31, 1994. The amount of retail note installments 60 days or more past due was $7.4 million at January 31, 1995, $5.5 million at October 31, 1994 and $8.3 million at January 31, 1994. These past-due installments represented .21 percent of the unpaid balance of retail notes held at January 31, 1995, .17 percent at October 31, 1994 and .28 percent at January 31, 1994.

The balance of revolving charge accounts past due 60 days or more was $7.7 million, $5.6 million and $6.6 million at January 31, 1995, October 31, 1994 and January 31, 1994, respectively. These past-due amounts represented 2.0 percent, 1.3 percent and 2.3 percent of the revolving charge accounts receivable held at those respective dates.

The balance of financing and operating lease payments 60 days or more past due was $1.2 million at January 31, 1995, $.6 million at October 31, 1994 and $.9 million at January 31, 1994. These past-due installments represented .49 percent, .24 percent and .45 percent of the investment in financing and operating leases at those respective dates.

Receivable and Lease amounts 60 days or more past due were $16.3 million at January 31, 1995 compared with $11.7 million at October 31, 1994 and $16.7 million at January 31, 1994. These past-due amounts represent .38 percent, .28 percent and .47 percent of the total Receivables and Leases held at those same dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $110 million at January 31, 1995 compared with $111 million at October 31, 1994 and $98 million at January 31, 1994. The Company s allowance for credit losses on all Receivables and Leases financed, which totaled $80 million at both January 31, 1995 and October 31, 1994 and $78 million at January 31, 1994, also provides for potential uncollectibility. As a percent of the unpaid balance of total Receivables and Leases financed, the allowance for credit losses represented 1.9 percent, 1.9 percent and 2.2 percent at January 31, 1995, October 31, 1994 and January 31, 1994, respectively.

Net income for the first quarter of 1995 was $27.4 million compared with $23.0 million in the same period last year. The earnings were up from last year reflecting a higher gross margin this year from a larger average portfolio financed and a decline in the provision for credit losses due to lower write-offs of retail notes and a favorable adjustment to the allowance for credit losses relating to industrial equipment retail notes.

Revenues totaled $126.2 million in the first quarter of 1995, a 21 percent increase compared with revenues of $104.7 million last year. Revenues increased due to both a higher overall yield on the receivables held and a larger average portfolio financed. The average balance of total net Receivables and Leases financed was 20 percent higher in the first three months of this year. The ratio of earnings to fixed charges was 1.76 to 1 for the first quarter of 1995 compared with 1.97 to 1 in the same period of 1994.

Revolving charge account income and lease revenues were higher in the first quarter of 1995 compared with the same period in 1994, due primarily to the higher average revolving charge and lease portfolios financed this year.

Interest expense for the first quarter was up from $35.9 million last year to $55.1 million in 1995. Interest expense increased during the first quarter of 1995 as a result of increased borrowings required to finance the higher average Receivable and Lease portfolios and increased interest rates. Total average borrowings during the first quarter of 1995 were $3.606 billion, a 27 percent increase from last year s first quarter average borrowings of $2.843 billion. The weighted average interest rate incurred on all interest-bearing borrowings for the first quarter of this year was 6.1 percent compared to 4.8 percent during last year s first quarter.

During the first quarter of 1995, the provision for credit losses totaled $5.0 million compared with $9.2 million in the same period last year. The decrease during the first quarter of 1995 was favorably affected by a $2.3 million adjustment related to current and expected losses on industrial equipment retail notes. Total write-offs of Receivables and Leases financed were $5.3 million during the first quarter of 1995 compared with $8.4 million last year. Write-offs of John Deere retail notes totaled $.7 million during the first quarter of 1995 compared with $1.5 million last year. Write-offs of recreational product retail notes totaled $2.7 million in the first quarter of 1995 compared with $5.3 million in last year s first quarter.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The
Company s primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market. The Company s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99.

The Company s ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company s ability to sell or securitize these assets. Asset-liability risk is also actively managed to minimize exposure to interest rate fluctuations.

The Company s business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

During the first quarter of 1995, the aggregate cash provided by operating and financing activities was used to increase Receivables and Leases and cash and cash equivalents. Cash provided from operating activities was $19 million in the current quarter. Financing activities provided $340 million during the first quarter of 1995, resulting from a $393 million increase in outside borrowings, which was partially offset by a $38 million decrease in payables to Deere & Company and a $15 million dividend payment. Cash used for investing activities totaled $160 million in the current quarter, primarily because the cost of Receivables and Leases acquired exceeded the collections. Cash and cash equivalents increased $199 million during the quarter.

During the first quarter of 1994, $23 million in cash was provided from operating activities and $106 million of cash and cash equivalents were used for financing and investing activities. Cash outlays for financing activities totaled $86 million during the first quarter of 1994, resulting from a $426 million decrease in payables to Deere & Company and payment of a $150 million dividend which were partially offset by a $490 million increase in outside borrowings. Cash used for investing activities totaled $44 million in the first quarter of 1994, primarily because the cost of Receivables and Leases acquired exceeded the collections of receivables. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts.
Total interest-bearing indebtedness amounted to $3.706 billion at January 31, 1995 compared with $3.350 billion at October 31, 1994 and $2.841 billion at January 31, 1994, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. The ratio of total interest-bearing debt to stockholder s equity was 5.7 to 1, 5.3 to 1 and 4.6 to 1 at January 31, 1995, October 31, 1994 and January 31, 1994, respectively.

In the first quarter of 1995, the Company retired the $150 million 5% debenture due in 1995. During the first three months of this year, the Company issued $90 million and retired $67 million of medium-term notes.

At January 31, 1995, the Capital Corporation and Deere & Company, jointly, had unsecured lines of credit with various banks in North America and overseas totaling $2.508 billion which included a long-term credit agreement totaling $1.675 billion. In addition, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, have a long-term credit agreement with various banks in North America and overseas totaling $724 million. In total, the Capital Corporation had $3.232 billion aggregate lines of credit available at January 31, 1995 of which $384 million were unused. For the purpose of computing unused credit lines, the aggregate of total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Annual facility fees on the credit agreements are charged to the Capital Corporation based on utilization.

The Company paid a cash dividend to John Deere Credit Company of $15 million in the first quarter of 1995. John Deere Credit
Company paid a comparable dividend to Deere & Company.

PART II.    OTHER INFORMATION


Item 1. Legal Proceedings.

     See Note (4) to the Interim Financial Statements.

Item 2. Changes in Securities.

     Omitted pursuant to instruction H(2).

Item 3. Defaults upon Senior Securities.

     Omitted pursuant to instruction H(2).

Item 4. Submission of Matters to a Vote of Security Holders.

     Omitted pursuant to instruction H(2).

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

             See the index to exhibits immediately preceding the exhibits filed with this report.

             Certain instruments relating to long-term debt, constituting less than 10% of the registrant s total assets, are not filed as exhibits herewith pursuant to
             Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

     (b)     Reports on Form 8-K.

             Current report on Form 8-K dated December 6, 1994
             (items 5 and 7).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date: 13 March 1995
By:/s/ Pierre E. Leroy
Vice President
(Principal Financial Officer)

INDEX TO EXHIBITS




Exhibit                                               Page No.

(12)    Computation of ratio of earnings to fixed charges.  15

(27)    Financial data schedule                           16

(99)    Part I of Deere & Company Form 10-Q
        for the quarter ended January 31, 1995.*



*Incorporated by reference. Copies of these exhibits are available from the Company upon request.