Form 10-Q
period 1995-04-30
DEERE JOHN CAPITAL CORP
filed 1995-06-12
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 1995

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

     At April 30, 1995, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John
Deere Credit Company,
a wholly-owned subsidiary of Deere & Company.

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
                         (In millions of dollars)

                                           Three Months Ended
                                                April 30
                                            1995       1994

Revenues:
 Finance income earned on retail notes     $ 87.4    $ 68.6
 Revolving charge account income             18.3      14.3
 Lease revenues                              12.2      10.8
 Finance income earned on wholesale notes     5.5       2.8
 Net gain on retail notes sold               10.4       1.0
 Interest income from short-term investments  2.6       1.5
 Securitization and servicing fee income      7.0       7.1
 Other income                                  .9       1.1
     Total revenues                         144.3     107.2

Expenses:
 Interest expense                            60.6      36.3
 Administrative and operating expenses       19.3      21.8
 Provision for credit losses                  6.5       2.4
 Fees paid to Deere & Company                 1.3       1.5
 Depreciation of equipment on
   operating leases                           5.3       5.3
      Total expenses                         93.0      67.3

Income before Income Taxes                   51.3      39.9
Provision for Income Taxes                   18.0      14.0
Net Income                                 $ 33.3    $ 25.9

______________

See Notes to Interim Financial Statements

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Six Months Ended
                                               April 30
                                            1995       1994

Revenues:
 Finance income earned on retail notes     $166.6    $134.5
 Revolving charge account income             37.0      27.7
 Lease revenues                              23.1      20.9
 Finance income earned on wholesale notes     9.5       5.3
 Net gain on retail notes sold               10.7       2.1
 Interest income from short-term investments  5.4       3.0
 Securitization and servicing fee income     16.5      16.7
 Other income                                 1.7       1.7
     Total revenues                         270.5     211.9

Expenses:
 Interest expense                           115.7      72.3
 Administrative and operating expenses       36.7      39.5
 Provision for credit losses                 11.5      11.5
 Fees paid to Deere & Company                 2.6       3.0
 Depreciation of equipment on
   operating leases                          10.5      10.4
      Total expenses                        177.0     136.7

Income before Income Taxes                   93.5      75.2
Provision for Income Taxes                   32.8      26.3
Net Income                                 $ 60.7    $ 48.9

______________

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Apr 30    Oct 31    Apr 30
                                  1995      1994      1994
ASSETS
Cash and Cash Equivalents        $  307.0  $   42.9  $  152.2
Receivables and Leases:
  Retail notes                    2,972.2   3,289.2   3,158.4
  Revolving charge accounts         409.9     437.3     328.1
  Financing leases                  135.2     117.7      92.8
  Wholesale notes                   225.0     142.2     122.4
    Total receivables             3,742.3   3,986.4   3,701.7
  Equipment on operating leases     128.1     125.2     130.1
    Total receivables and leases  3,870.4   4,111.6   3,831.8
  Allowance for credit losses       (74.4)    (80.1)    (75.0)
    Total receivables and
   leases - net                   3,796.0   4,031.5   3,756.8

Other Receivables                   214.3     155.1     137.5
Other Assets                         66.4      60.1      55.7
   TOTAL                         $4,383.7  $4,289.6  $4,102.2

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper               $1,524.6  $1,580.7  $1,512.0
  Deere & Company                   328.4     102.7     116.8
  Current maturities of long-term
    borrowings                      205.5     632.8     631.6
    Total short-term borrowings 2,058.5 2,316.2 2,260.4 Accounts Payable and Accrued
  Liabilities                       191.2     180.2     159.2
Deposits Withheld from Dealers and
  Merchants                         115.0     111.4     102.3
Long-Term Borrowings:
  Notes and debentures            1,023.7     734.5     645.2
  Subordinated debt                 300.0     300.0     300.0
    Total long-term borrowings    1,323.7   1,034.5     945.2
Retirement Benefit Accruals &
  Other Liabilities                  15.6      13.3      17.1
Stockholder's Equity:
  Common stock, without par value
    (authorized, issued and
    outstanding - 2,500 shares owned
    by John Deere Credit Company)   112.8     112.8     112.8
  Retained earnings                 566.9     521.2     505.2
    Total stockholder's equity      679.7     634.0     618.0
     TOTAL                       $4,383.7  $4,289.6  $4,102.2

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                      Six Months Ended
                                         April 30
                                        1995     1994
Cash Flows from Operating Activities:

  Net income                          $ 60.7    $  48.9
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                 (3.6)      27.8

     Net cash provided by operating
   activities                           57.1       76.7
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                           (2,145.9) (1,827.8)
  Collections of receivables           1,569.9   1,385.8
  Proceeds from sales of
   receivables                           723.4      10.6
  Other                                   43.3      83.3
     Net cash provided by (used for)
   investing activities                  190.7    (348.1)

Cash Flows from Financing Activities:
  Increase (decrease) in notes
   payable to others                    (56.2)   1,058.0
  Change in receivable/payable with
   Deere & Company                      225.8     (322.7)
  Proceeds from the issuance of
   long-term borrowings                 405.0       10.0
  Principal payment on long-term
   borrowings                          (543.3)    (316.9)
  Dividends paid                        (15.0)    (170.0)

     Net cash provided by (used for)
   financing activities                  16.3      258.4
Net increase (decrease) in cash and
   cash equivalents                     264.1      (13.0)
Cash and cash equivalents at beginning
   of period                             42.9      165.2
Cash and cash equivalents at end
   of period                          $ 307.0   $  152.2
_______________

See Notes to Interim Financial Statements
Notes to Interim Financial Statements

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

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment.  The Company purchases retail
installment sales and
     loan contracts (retail notes) from Deere & Company and its wholly-owned
     subsidiaries (collectively called John Deere). These retail notes are acquired by
     John Deere through John Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes).  The Company also leases John
     Deere equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines owned by dealers of those products
     (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called
Receivables.   Receivables and
     operating leases are collectively called Receivables and Leases.

(3) The consolidated ratio of earnings to fixed charges was 1.80 to 1 during the first six months of this year compared with 2.02 to 1 in the comparable period of 1994 and was 1.84 to 1 for the second quarter of 1995 compared with 2.08 to 1 in the
     same period last year.   Earnings  consist of income before
income taxes and
     changes in accounting to which are added fixed charges.
Fixed charges  consist
     of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

Item 2.   Management s Discussion and Analysis of Financial
Condition and
       Results of Operations.

Results of Operations

Retail notes acquired by the Company, during the first six months of 1995, totaled $1.416 billion, an increase of 15 percent, compared with acquisitions of $1.230 billion during the same period last year. Retail note acquisitions from John Deere increased by approximately $177 million, or 16 percent, for the six months ended April 30, 1995 compared with the same period last year primarily due to higher retail sales of John Deere equipment. Retail note acquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes were $9 million higher in the first six months of 1995 as compared to the first six months of 1994. The primary reason for this increase was an increase in recreational vehicle acquisitions compared with the same period last year.

During the second quarter of 1995, total retail note acquisitions increased 12 percent to
$713 million compared with $639 million in the same quarter of 1994. Retail note acquisitions from John Deere increased by $60 million in the second quarter of 1995.
Acquisitions of recreational product retail notes increased by $14 million in the second quarter of 1995 as compared to the same period in 1994.

At April 30, 1995, the amount of retail notes held by the Company was $2.972 billion compared with $3.289 billion at October 31, 1994 and $3.158 billion at April 30, 1994.
Within this category, recreational product notes totaled $832 million, $800 million and $788 million, respectively. Retail notes decreased during the first six months of 1995 due to the securitization and sale of retail notes for proceeds of $723 million. This decline was partially offset by the cost of retail notes acquired exceeding collections by $474 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.440 billion at April 30, 1995, $4.464 billion at October 31, 1994, and $4.055 billion at April 30, 1994. At April 30, 1995, the unpaid balance of retail notes previously sold was $1.468 billion compared with $1.175 billion at October 31, 1994 and
$896 million at April 30, 1994. The Company s maximum exposure under all retail note recourse provisions at April 30, 1995 was $211 million.

Revolving charge accounts receivable totaled $410 million at April 30, 1995 compared with
$437 million at October 31, 1994 and $328 million at April 30, 1994. Acquisitions increased 10 percent in the second quarter of 1995 and 13 percent in the first six months of 1995 compared with the same periods last year, reflecting the increased retail sales of
John Deere lawn and grounds care equipment, as well as an increased volume of Farm
Plan receivable acquisitions. The balance of revolving charge accounts receivable increased in the first six months of 1995 due to the growth in both Farm Plan and John
Deere Credit Revolving Plan volumes. Farm Plan and John Deere Credit Revolving Plan receivables at April 30, 1995 were $211 million and $199 million, respectively, compared to $176 million and $152 million, respectively, a year ago.

The portfolio of financing leases totaled $135 million at April 30, 1995 compared with $118 million at October 31, 1994 and $93 million at April 30, 1994. The investment in operating leases was $128 million, $125 million and $130 million at those dates. The Company also administers municipal leases owned by Deere & Company which totaled $30 million at April 30, 1995, $39 million at October 31, 1994 and $41 million at April 30, 1994. The
Company sold $11 million of municipal leases to Deere & Company in the first six months of 1994. During the first six months of 1995, the Company did not sell municipal leases to Deere & Company.

Wholesale notes receivable on recreational vehicle, manufactured housing, yacht and
John Deere engine inventories totaled $225 million at April 30, 1995, $142 million at
October 31, 1994 and $122 million at April 30, 1994. Wholesale note acquisitions continue to be favorably impacted by the Company s growth in both the manufactured housing and yacht markets.

Receivables and Leases acquired totaled $2.146 billion during the first six months of 1995, a 17 percent increase compared with acquisitions of $1.828 billion during the same period of 1994.

Receivables and Leases financed by the Company were $3.870 billion at April 30, 1995,
$4.112 billion at October 31, 1994 and $3.832 billion at April
30, 1994.  Total Receivables
and Leases administered by the Company on those same dates were $5.368 billion,
$5.326 billion and $4.769 billion, respectively.

The balance (principal plus accrued interest) of retail notes held with any installment 60 days or more past due was $33 million at April 30, 1995 compared with $24 million at
October 31, 1994 and $28 million at April 30, 1994. The amount of retail note installments
60 days or more past due was $7.3 million at April 30, 1995, $5.5 million at October 31,
1994 and $7.8 million at April 30, 1994. These past-due installments represented .25 percent of the unpaid balance of retail notes held at both April 30, 1995 and April 30,
1994, and .17 percent at October 31, 1994.

The balance of revolving charge accounts past due 60 days or more was $6.0 million,
$5.6 million and $4.8 million at April 30, 1995, October 31, 1994 and April 30, 1994, respectively. These past-due amounts represented 1.47 percent,
1.28 percent and 1.46
percent of the revolving charge accounts receivable held at those respective dates.

The balance of financing and operating lease payments 60 days or more past due was
$1.1 million at April 30, 1995, $.6 million at October 31, 1994 and $.7 million at
April 30, 1994. These past-due installments represented .41 percent, .24 percent and .33 percent of the investment in financing and operating leases at those respective dates.
Receivable and Lease amounts 60 days or more past due were $14.5 million at April 30,
1995 and 1994 compared with $11.7 million at October 31, 1994. These past-due amounts represent .38 percent at April 30, 1995 and 1994 and .28 percent at October
31, 1994 of the total Receivables and Leases held at those dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $115 million at April 30, 1995 compared with $111 million at
October 31, 1994 and $102 million at April 30, 1994. The Company s allowance for credit losses on all Receivables and Leases financed totaled $74 million at April 30, 1995, $80 million at October 31, 1994 and $75 million at April 30, 1994. This allowance for credit losses represented 1.9 percent of the unpaid balance of Receivables and Leases financed at both April 30, 1995 and October 31, 1994 and 2.0 percent at April 30, 1994.

Net income was $33.3 million for the second quarter of 1995 and $60.7 million for the first six months of 1995 compared with $25.9 million and $48.9 million, respectively, in the same periods last year. Net income for both the second quarter and the first six months was favorably affected by increased gains on the sale of retail notes and a larger average
Receivables and Leases portfolio financed. The average balance of Receivables and
Leases financed was 16 percent higher in the second quarter and 18 percent higher in the first six months of 1995 compared with the same periods last year.

Revenues totaled $144.3 million and $270.5 million for the second quarter and for the first six months of 1995, respectively, compared to $107.2 million and $211.9 million for the same periods a year ago. Revenues increased due to a higher overall yield on the receivables held, a larger average portfolio financed and increased gains on the sale of retail notes. The ratio of earnings to fixed charges was 1.80 to 1 for the first six months of 1995 compared with 2.02 to 1 in the same period of 1994 and was 1.84 to 1 for the second quarter of 1995 compared with 2.08 to 1 in the same period last year.

Revolving charge account income and lease revenues were higher in the first six months of 1995 and for the second quarter compared with the same periods in 1994, due primarily to the higher average revolving charge and lease portfolios financed this year.
Finance income earned on wholesale notes was up $2.7 million in the second quarter and
$4.2 million during the first half of 1995 compared to the same periods one year ago.

Interest expense for the second quarter was up from $36.3 million last year to $60.6 million in 1995. Interest expense for the first six months of 1995 was $115.7 million compared with $72.3 million during the first half of 1994. The increases in interest expense during the second quarter and the first six months of 1995 were as a result of increased borrowings required to finance the higher average Receivable and Lease portfolios and increased interest rates. Total average borrowings during the second quarter and the first half of 1995 were $3.597 billion and $
3.602 billion, respectively, a
16 percent increase from last year s second quarter average borrowings of $3.092 billion and a 21 percent increase from the first half of 1994 average borrowings of $2.967 billion.
The weighted average interest rate incurred on all interest-bearing borrowings for the second quarter and the first six months of this year was 6.4 percent and 6.3 percent, respectively, compared to 4.3 percent and 4.7 percent, respectively, during the same periods last year.

Administrative and operating expenses decreased by 12 percent and seven percent, respectively, during the second quarter and first half of 1995 in comparison to the same periods last year. This decline was primarily related to reduced legal expenses compared to last year.

During the second quarter of 1995, the provision for credit losses totaled $6.5 million compared with $2.4 million in the same period last year. The provision for credit losses during the first six months of 1995 was approximately the same as it was one year ago.
Write-offs of Receivables and Leases financed were $7.3 million during the second quarter of 1995 compared with $5.8 million last year and were $12.6 million during the first half of 1995 compared with $14.0 million last year. Write-offs of John Deere retail notes totaled $1.3 million during the second quarter of 1995 compared with $.6 million last year, and totaled $2.0 million during both the first six months of 1995 and 1994. Write-offs of recreational product retail notes totaled $6.4 million in the first six months of 1995 compared with $8.7 million for the same period last year.

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

The Company's ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell or securitize these assets. Asset-liability risk is also actively managed to minimize exposure to interest rate fluctuations.

The Company s business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

During the first six months of 1995, the aggregate cash provided by operating, investing, and financing activities increased cash and cash equivalents. Cash provided by operating activities was $57 million in the first six months of 1995. Cash provided by investing activities totaled $191 million in the first six months of 1995, primarily due to the $723 million of proceeds from the sale of retail notes, which was partially offset by the acquisitions of Receivables and Leases exceeding collections by $576 million. Financing activities provided $16 million during the first six months of 1995, resulting from a temporary $226 million increase in payables to Deere & Company, which was somewhat offset by a $195 million decrease in outside borrowings and a $15 million dividend payment. Cash and cash equivalents increased $264 million during the first six months of 1995.

During the first six months of 1994, the aggregate cash provided by operating and financing activities was used primarily to acquire receivables. Cash provided by the
Company s operating activities was $77 million during the first six months of 1994.
Financing activities provided $258 million during the same period, resulting from a $751 million increase in outside borrowings which was partially offset by a $323 million decrease in payables to Deere & Company and dividend payments totaling $170 million.
Cash used for investing activities totaled $348 million in the first six months of 1994, primarily due to the cost of Receivables and Leases acquired exceeding collections.
Other cash flows from investing activities increased in the first half of 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts.
Cash and cash equivalents decreased $13 million in the first six months of 1994.

Total interest-bearing indebtedness amounted to $3.382 billion at April 30, 1995 compared with $3.350 billion at October 31, 1994 and $3.206 billion at April 30, 1994, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. The ratio of total interest-bearing debt to stockholder s equity was
5.0 to 1, 5.3 to 1 and 5.2 to 1 at April 30, 1995, October 31,
1994 and April 30, 1994,
respectively.

During the first six months of 1995, the Company issued $150 million in floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures, all due in 1995. During the first six months of this year, the Company issued $255 million and retired $143 million of medium-term notes.

At April 30, 1995, the Capital Corporation, Deere & Company, John
Deere Limited
(Canada) and John Deere Finance Limited (Canada), jointly, maintained $4.008 billion unsecured lines of credit with various banks in North America and overseas, $1.255 billion of which were unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital
Corporation, Deere & Company, John Deere Limited (Canada) and
John Deere Finance
Limited (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company paid a cash dividend to John Deere Credit Company of $15 million in the first quarter of 1995. John Deere Credit Company paid a comparable dividend to Deere
& Company.  On June 2, 1995 the Company declared a dividend of
$20 million to John
Deere Credit Company, which, in turn, declared a dividend of $20 million to Deere &
Company, each payable on June 13, 1995.

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

       (b)     Reports on Form 8-K.

            Current report on Form 8-K dated February 21, 1995
(items 5 and 7).

            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





JOHN DEERE CAPITAL CORPORATION




Date:
12 June 1995
By:  /s/ Pierre E. Leroy


Pierre E. Leroy
Vice President
(Principal Financial Officer)

            INDEX TO EXHIBITS






Exhibit                                                Page No.






(12)    Computation of ratio of earnings to
          fixed charges.                               16






(27)    Financial data schedule.                       17






(99) Part I of Deere & Company Form 10-Q for the quarter ended
     April 30, 1995 (Securities and Exchange Commission file number 1-4121).*






          __________________________
            * Incorporated by reference. Copies of these exhibits are available from the Company upon request.