Form 10-Q
period 1995-07-31
DEERE JOHN CAPITAL CORP
filed 1995-09-13
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d)
                                   of the
                      Securities Exchange Act of 1934
                   For the quarterly period ended July 31, 1995

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

     At July 31, 1995, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John
Deere Credit Company, a
wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b)
of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.
                            Page 1 of 216 Pages.
                       Index to Exhibits:  Page 15.

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Three Months Ended
                                                July 31
                                            1995       1994

Revenues:
 Finance income earned on retail notes     $ 78.6    $ 75.8
 Revolving charge account income             22.2      18.1
 Lease revenues                              12.2      11.1
 Finance income earned on wholesale notes     6.5       2.7
 Net gain on retail notes sold                 .3       (.4)
 Interest income from short-term investments  3.1       1.4
 Securitization and servicing fee income      8.6       5.6
 Other income                                 1.1       1.0
     Total revenues                         132.6     115.3

Expenses:
 Interest expense                            57.8      43.7
 Administrative and operating expenses       18.3      17.9
 Provision for credit losses                  9.4       7.3
 Fees paid to Deere & Company                 1.0       1.6
 Depreciation of equipment on
   operating leases                           5.6       5.2
      Total expenses                         92.1      75.7

Income before Income Taxes                   40.5      39.6
Provision for Income Taxes                   14.2      13.8
Net Income                                 $ 26.3    $ 25.8

______________

See Notes to Interim Financial Statements

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Nine Months Ended
                                               July 31
                                            1995       1994

Revenues:
 Finance income earned on retail notes     $245.2    $210.4
 Revolving charge account income             59.1      45.7
 Lease revenues                              35.4      32.0
 Finance income earned on wholesale notes    16.0       8.1
 Net gain on retail notes sold               11.1       1.7
 Interest income from short-term investments  8.4       4.2
 Securitization and servicing fee income     25.1      22.3
 Other income                                 2.7       2.8
     Total revenues                         403.0     327.2

Expenses:
 Interest expense                           173.5     116.0
 Administrative and operating expenses       55.1      57.3
 Provision for credit losses                 20.9      18.8
 Fees paid to Deere & Company                 3.6       4.7
 Depreciation of equipment on
   operating leases                          16.0      15.6
      Total expenses                        269.1     212.4

Income before Income Taxes                  133.9     114.8
Provision for Income Taxes                   46.9      40.1
Net Income                                 $ 87.0    $ 74.7

______________

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Jul 31    Oct 31    Jul 31
                                  1995      1994      1994
ASSETS
Cash and Cash Equivalents        $  153.5  $   42.9  $  164.0
Receivables and Leases:
  Retail notes                    3,411.0   3,289.2   3,468.0
  Revolving charge accounts         482.9     437.3     401.0
  Financing leases                  143.9     117.7     103.0
  Wholesale notes                   251.1     142.2     112.7
    Total receivables             4,288.9   3,986.4   4,084.7
  Equipment on operating leases     132.1     125.2     128.5
    Total receivables and leases  4,421.0   4,111.6   4,213.2
  Allowance for credit losses       (79.5)    (80.1)    (79.2)
    Total receivables and
   leases - net                   4,341.5   4,031.5   4,134.0

Other Receivables                   178.7     155.1     133.0
Other Assets                         64.4      60.1      54.0
   TOTAL                         $4,738.1  $4,289.6  $4,485.0

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper               $2,041.2  $1,580.7  $1,919.8
  Deere & Company                   100.2     102.7     189.4
  Current maturities of long-term
    borrowings                      225.5     632.8     555.1
    Total short-term borrowings 2,366.9 2,316.2 2,664.3 Accounts Payable and Accrued
  Liabilities                       136.6     180.2     129.8
Deposits Withheld from Dealers and
  Merchants                         120.1     111.4     106.3
Long-Term Borrowings:
  Notes and debentures            1,113.8     734.5     645.3
  Subordinated debt                 300.0     300.0     300.0
    Total long-term borrowings    1,413.8   1,034.5     945.3
Retirement Benefit Accruals &
  Other Liabilities                  14.7      13.3      15.5
Stockholder's Equity:
  Common stock, without par value
    (authorized, issued and
    outstanding - 2,500 shares owned
    by John Deere Credit Company)   112.8     112.8     112.8
  Retained earnings                 573.2     521.2     511.0
    Total stockholder's equity      686.0     634.0     623.8
     TOTAL                       $4,738.1  $4,289.6  $4,485.0

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                      Nine Months Ended
                                          July 31
                                        1995     1994
Cash Flows from Operating Activities:

  Net income                          $ 87.0    $  74.7
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                 24.8       45.4

     Net cash provided by operating
   activities                          111.8      120.1
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                           (3,290.8) (2,798.6)
  Collections of receivables           2,181.2   1,957.2
  Proceeds from sales of
   receivables                           726.3      61.4
  Other                                  (12.6)     16.5
     Net cash provided by (used for)
   investing activities                 (395.9)   (763.5)

Cash Flows from Financing Activities:
  Increase in notes
   payable to others                    460.4)   1,465.7
  Change in receivable/payable with
   Deere & Company                       (2.4)    (250.1)
  Proceeds from the issuance of
   long-term borrowings                 515.0       10.0
  Principal payment on long-term
   borrowings                          (543.3)    (393.4)
  Dividends paid                        (35.0)    (190.0)

     Net cash provided by (used for)
   financing activities                 394.7      642.2
Net increase (decrease) in cash and
   cash equivalents                     110.6       (1.2)
Cash and cash equivalents at beginning
   of period                             42.9      165.2
Cash and cash equivalents at end
   of period                          $ 153.5   $  164.0
_______________

See Notes to Interim Financial Statements
Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its wholly-owned subsidiaries, Deere Credit, Inc. (DCI), Deere Credit
Services,
     Inc. (DCS), Farm Plan Corporation (FPC) and John Deere Receivables, Inc. (JDRI), (collectively referred to as the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such
     rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction
     with the financial statements and the notes thereto included in the Company s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to
     be expected for the fiscal year.

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

(3)    The consolidated ratio of earnings to fixed charges was
1.76
  to 1 during the first nine months of this year compared with
  1.97 to 1 in the comparable period of 1994 and was 1.69 to 1 for the third quarter of 1995 compared with 1.89 to 1 in the
  same period last year.   Earnings  consist of income before
  income taxes and changes in accounting to which are added
  fixed charges.   Fixed charges  consist of interest on
  indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

Item 2.     Management s Discussion and Analysis of Financial
            Condition and Results of Operations.

Results of Operations

Retail notes acquired by the Company during the first nine months of 1995 totaled $2.036 billion, an increase of 14 percent, compared with acquisitions of $1.780 billion during the same period last year. Retail note acquisitions from John Deere increased by $239 million, or 15 percent, for the nine months ended July 31, 1995 compared with the same period last year primarily due to higher retail sales of John Deere equipment and an improvement in the Company s market share for the financing of John Deere agricultural equipment. Acquisitions of recreational product retail notes were
$17 million higher in the first nine months of 1995 as compared to the first nine months of 1994. The primary reason for this increase was a higher level of recreational vehicle note acquisitions compared with the same period last year.

During the third quarter of 1995, total retail note acquisitions increased 13 percent to $621 million compared with $550 million in the same quarter of 1994. Retail note acquisitions from John Deere increased by $62 million in the third quarter of 1995 compared to the third quarter last year. Acquisitions of recreational product retail notes increased by $9 million in the third quarter of 1995 as compared to the same period in 1994.

At July 31, 1995, the amount of retail notes held by the Company was $3.411 billion compared with $3.289 billion at October 31, 1994 and $3.468 billion at July 31, 1994. Within this category, recreational product notes totaled $863 million, $800 million and $802 million, respectively. Retail notes increased during the first nine months of 1995 due to the cost of retail notes acquired exceeding collections by $884 million, which was partially offset by the securitization and sale of retail notes for proceeds of $726 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.713 billion at July 31, 1995, $4.464 billion at October 31, 1994, and $4.241 billion at July 31, 1994. At July 31, 1995, the unpaid balance of retail notes previously sold was $1.302 billion compared with $1.175 billion at October 31, 1994 and $773 million at July 31, 1994. The Company s maximum exposure under all retail note recourse provisions at July 31, 1995 was $175 million.

Revolving charge accounts receivable totaled $483 million at July 31, 1995 compared with $437 million at October 31, 1994 and $401 million at July 31, 1994. Acquisitions increased ten percent in the third quarter of 1995 and 11 percent in the first nine months of 1995 compared with the same periods last year, reflecting the increased retail sales of John Deere lawn and grounds care equipment, as well as an increased volume of Farm Plan receivable acquisitions. The balance of revolving charge accounts receivable increased in the first nine months of 1995 due to the growth in both Farm Plan and John Deere Credit Revolving Plan volumes.
Farm
Plan and John Deere Credit Revolving Plan receivables at July 31, 1995 were $245 million and $238 million, respectively, compared to
$201 million and $200 million, respectively, a year ago.

The portfolio of financing leases totaled $144 million at July
31,
1995 compared with $118 million at October 31, 1994 and $103 million at July 31, 1994. The investment in operating leases was $132 million, $125 million and $129 million at those dates, respectively. The Company also administers municipal leases owned by Deere & Company which totaled $25 million at July 31, 1995,
$39
million at October 31, 1994 and $40 million at July 31, 1994.
The
Company sold $15 million of municipal leases to Deere & Company in the first nine months of 1994. During the first nine months of 1995, the Company did not sell municipal leases to Deere & Company.

Wholesale notes receivable on recreational vehicle, manufactured housing, yacht and John Deere engine inventories totaled $251 million at July 31, 1995, $142 million at October 31, 1994 and $113 million at July 31, 1994. Wholesale note acquisitions continue to be favorably impacted by the Company s growth in both the manufactured housing and yacht markets.

Receivables and Leases acquired totaled $3.291 billion during the first nine months of 1995, an 18 percent increase compared with acquisitions of $2.799 billion during the same period of 1994.

Receivables and Leases financed by the Company were $4.421 billion at July 31, 1995, $4.112 billion at October 31, 1994 and $4.213 billion at July 31, 1994. Total Receivables and Leases administered by the Company on those same dates were $5.748 billion, $5.326 billion and $5.027 billion, respectively.

The balance (principal plus accrued interest) of retail notes held
with any installment 60 days or more past due was $31 million at July 31, 1995 compared with $24 million at October 31, 1994 and $23 million at July 31, 1994. The amount of retail note installments 60 days or more past due was $6.2 million at July 31, 1995, $5.5 million at October 31, 1994 and $6.0 million at July 31, 1994. These past-due installments represented .18 percent of the unpaid balance of retail notes held at July 31, 1995, and .17 percent at both July 31, 1994 and October 31, 1994.

The balance of revolving charge accounts past due 60 days or more was $5.6 million at both July 31, 1995 and October 31, 1994, and
$4.9 million at July 31, 1994. These past-due amounts represented
1.14 percent, 1.28 percent and 1.22 percent of the revolving charge accounts receivable held at those respective dates.

The balance of financing and operating lease payments 60 days or more past due was $1.1 million at July 31, 1995, and $.6 million at both October 31, 1994 and July 31, 1994. These past-due installments represented .42 percent, .24 percent and .26 percent of the investment in financing and operating leases at those respective dates.

Receivable and Lease amounts 60 days or more past due were $13.1 million at July 31, 1995, $11.7 million at October 31, 1994 and $11.6 million at July 31,1994. These past-due amounts represent
 .30 percent at July 31, 1995, and .28 percent at both October 31, 1994 and July 31, 1994 of the total Receivables and Leases held at those dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $120 million at July 31, 1995 compared with $111 million at October 31, 1994 and $106 million at July 31, 1994.
The Company s allowance for credit losses on all Receivables and Leases financed totaled $80 million at both July 31, 1995 and October 31, 1994, and $79 million at July 31, 1994. This allowance for credit losses represented 1.8 percent of the unpaid balance of
Receivables and Leases financed at July 31, 1995 and 1.9 percent at both October 31, 1994 and July 31, 1994.

Net income was $26.3 million for the third quarter of 1995 and $87.0 million for the first nine months of 1995 compared with $25.8 million and $74.7 million, respectively,  in the same periods last
year. Net income for both the third quarter and the first nine months continued to reflect higher earnings from a larger average portfolio, offset by lower financing margins. In addition, year to date operations benefited from higher gains from note sales in
1995
compared with the same period a year ago. The average balance of Receivables and Leases financed was three percent higher in the third quarter and 13 percent higher in the first nine months of 1995 compared with the same periods last year.

Revenues totaled $132.6 million for the third quarter and $403.0 million for the first nine months of 1995 compared to $115.3 million and $327.2 million for the same periods a year ago. Revenues increased due to a higher overall yield on the receivables held, a larger average portfolio financed and increased gains on the sale of retail notes. The ratio of earnings to fixed charges was 1.76 to 1 for the first nine months of 1995 compared with 1.97 to 1 in the same period of 1994 and was 1.69 to 1 for the third quarter of 1995 compared with 1.89 to 1 in the same period last year.

Revolving charge account income and lease revenues were higher in the first nine months of 1995 and for the third quarter compared with the same periods in 1994, due primarily to the higher average revolving charge and lease portfolios financed this year. Finance income earned on wholesale notes was up $3.8 million in the third quarter and $7.9 million during the first nine months of 1995 compared to the same periods one year ago.

Interest expense for the third quarter was up from $43.7 million last year to $57.8 million in 1995. Interest expense for the first nine months of 1995 was $173.5 million compared with $116.0
million
during the first nine months of 1994. The increases in interest expense during the third quarter and the first nine months of 1995 were the result of increased borrowings required to finance the higher average Receivable and Lease portfolios and increased interest rates. Total average borrowings during the third quarter and the first nine months of 1995 were $3.614 billion and $3.606 billion, respectively, a five percent increase from last year s third quarter average borrowings of $3.449 billion and a 15 percent increase compared to the average borrowings of $3.128 billion during the first nine months of 1994. The weighted average interest rate incurred on all interest-bearing borrowings for the third quarter and the first nine months of this year was 6.5 percent and 6.3 percent, respectively, compared to 5.0 percent and
4.8 percent, respectively, during the same periods last year.

Administrative and operating expenses increased by two percent during the third quarter yet decreased four percent in the first nine months of 1995 in comparison to the same periods last year. The current quarter expenses were affected by increased advertising costs. The year-to-date decline was primarily related to reduced legal expenses compared to last year.

The provision for credit losses totaled $9.4 million and $20.9 million for the third quarter and for the first nine months of 1995, respectively, compared to $7.3 million and $18.8 million for the same periods in 1994, primarily reflecting growth in the portfolio. The increases in the provision were partially offset by a favorable adjustment of $2.4 million during the third quarter of
1995 related to current and expected losses on revolving charge receivables and a favorable adjustment of $6.7 million during the first nine months of 1995 related to current and expected losses on both revolving charge and industrial equipment retail notes.

Write-offs of Receivables and Leases financed were $4.3 million during the third quarter of 1995 compared with $3.1 million last year and were $16.9 million during the first nine months of 1995 compared with $17.1 million last year. Write-offs of John Deere retail notes totaled $.5 million during the third quarter of 1995 compared to a negligible amount during the third quarter of 1994, and totaled $2.4 million during the first nine months of 1995 compared with $2.0 million during the first nine months of 1994. Write-offs of recreational product retail notes totaled $8.5 million in the first nine months of 1995 compared with $10.7 million for the same period last year.

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

During the first nine months of 1995, the aggregate cash provided by operating and financing activities was used primarily to increase credit receivables and cash and cash equivalents. Cash provided by operating activities was $112 million in the first nine months of 1995. Financing activities provided $395 million during the same period, resulting from a $432 million increase in outside borrowings which was partially offset by dividend payments totaling
$35 million and a $2 million decrease in payables to Deere & Company. Cash used for investing activities totaled $396 million in the first nine months of 1995, primarily due to acquisitions of
Receivables and Leases exceeding collections by $1.110 billion which was partially offset by the $726 million of proceeds from the sale of retail notes. Cash and cash equivalents increased $111 million during the first nine months of 1995.

During the first nine months of 1994, the aggregate cash provided by operating and financing activities was used primarily to acquire
Receivables and Leases. Cash provided by the Company s operating activities was $120 million during the first nine months of 1994.

Financing activities provided $642 million during the same period, resulting from a $1.082 billion increase in outside borrowings which was partially offset by a $250 million decrease in payables to Deere & Company and dividend payments totaling $190 million. Cash used for investing activities totaled $764 million in the first nine months of 1994, primarily due to the cost of Receivables and Leases acquired exceeding collections. Other cash flows from investing activities increased in the first nine months of 1994 mainly due to cash collections on receivables previously sold that were being held for payment to the trusts. Cash and cash equivalents decreased $1 million in the first nine months of 1994.

Total interest-bearing indebtedness amounted to $3.781 billion at July 31, 1995 compared with $3.350 billion at October 31, 1994 and
$3.610 billion at July 31, 1994, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. The ratio of total interest-bearing debt to stockholder s equity was 5.5 to 1, 5.3 to 1 and 5.8 to 1 at July
31, 1995, October 31, 1994 and July 31, 1994, respectively.

During the first nine months of 1995, the Company issued $150 million in floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures, all due in 1995. During the first nine months of this year, the Company issued $365 million and retired $143 million of medium-term notes.

At July 31, 1995, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, maintained $4.008 billion of unsecured lines of credit with various banks in North America and overseas, $1.080 billion of which were unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere
& Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

On September 1, 1995 the Company declared a dividend of $20 million to John Deere Credit Company, which, in turn, declared a dividend of $20 million to Deere & Company, each payable on September 12, 1995.

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

            (b)  Reports on Form 8-K.

                 Current report on Form 8-K dated May 23, 1995
                 (items 5 and 7).
                 Current report on Form 8-K dated July 13, 1995
                 (item 7).

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           JOHN DEERE CAPITAL CORPORATION

Date:  11 September 1995   By:  /s/ Pierre E. Leroy
                                Pierre E. Leroy
                                Vice President and
                                (Principal Financial Officer)

                             INDEX TO EXHIBITS




Exhibit                                                  Page No.

(4.1)     Senior Indenture between the registrant
  and the Chase Manhattan Bank (National
  Association).                                             16

(4.2)     Subordinated Indenture between the registrant
  and The First National Bank of Chicago.                   114

(12) Computation of ratio of earnings to fixed
          charges.                                          215

(27) Financial data schedule.                               216

(99)      Part I of Deere & Company Form 10-Q for
  the quarter ended July 31, 1995
  (Securities and Exchange Commission file number 1-4121).*

__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.