Form 10-K405
period 1995-10-31
DEERE JOHN CAPITAL CORP
filed 1996-01-16
CIK 27673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

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

4-5/8% Notes Due 1996                               New York Stock Exchange
7.20% Notes Due 1997                                New York Stock Exchange
9-5/8% Subordinated Notes Due 1998                  New York Stock Exchange
8-5/8% Subordinated Debentures Due 2019             New York Stock Exchange


                         SECURITIES REGISTERED PURSUANT
                       TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At January 1, 1996, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction J(2).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                               Page 1 of 53 pages.
                    Index to Exhibits is on pages 47 and 48.

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     John Deere Capital Corporation (Capital Corporation) and its subsidiaries:
Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc., are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

     The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere industrial equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

     The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1996, the Company had 865 full- and part-time employees.

BUSINESS OF JOHN DEERE

     John Deere's operations are categorized into six business segments:

     John Deere's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full range of equipment used in commercial farming -- including tractors; tillage, soil preparation, planting and harvesting machinery; sprayers; crop handling equipment and precision farming devices.

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

     John Deere's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets. John Deere's agricultural, industrial, and lawn and grounds care operations and subsidiaries are sometimes referred to as the "Equipment Operations."

     The CREDIT segment includes the operations of the Company (described herein), John Deere Credit Company and John Deere Finance Limited, which primarily purchases and finances retail notes from John Deere's equipment sales branches in Canada, as well as recreational vehicle and marine product notes from independent dealers. John Deere Finance Limited, through its subsidiary, Canadian Equipment Finance Corporation (CEFC), also purchases and finances non-Deere construction and transportation equipment notes from independent dealers.

     The INSURANCE segment issues policies in the United States and Canada primarily for: general and specialized lines of property and casualty insurance to the general public; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

     The HEALTH CARE segment provides health management programs and related administrative services in the United States to corporate customers as well as employees of John Deere.

     John Deere's total annual net sales and revenues exceeded $10 billion for the first time in John Deere's history, due to continued growth in demand for John Deere products and services in fiscal 1995. Worldwide net sales and revenues increased 15 percent to $10.3 billion in 1995 compared with $9.0 billion in 1994. Net sales of John Deere's Equipment Operations increased 15 percent in 1995 to $8.8 billion from $7.7 billion last year. The physical volume of sales increased by 11 percent compared with a year ago.

     John Deere achieved record worldwide net income for 1995, totaling $706 million compared with last year's income of $604 million. John Deere's strong results for 1995 were due to higher production and sales levels, coupled with significantly improved overseas and industrial equipment division results. Additionally, John Deere's exports from the United States set a new record, totaling $1.3 billion. John Deere's results also continued to benefit from the strong performance of its Financial Services subsidiaries.

     Market demand for John Deere products remains very strong. Increased overseas and domestic demand for agricultural commodities, coupled with lower than anticipated harvest yields, have resulted in substantial increases in commodity prices. Additionally, the United States Department of Agriculture (USDA) is currently forecasting world grain stocks to be at the lowest levels, relative to use, since it began keeping systematic records. The low commodity inventories, expected increases in worldwide grain demand and the anticipated resulting strong worldwide commodity price levels should bolster farmers' confidence and result in continued strong demand for new and used agricultural equipment. Additionally, government acreage set-asides should be lower in 1996 in response to the reduction in world grain stocks which should further promote agricultural demand. Therefore, John Deere expects agricultural equipment industry retail sales to increase again in 1996, despite some uncertainty surrounding the new farm bill.

     Nonresidential and public construction expenditures in 1996 are anticipated to show moderate growth. Housing starts are projected to increase slightly over 1995 levels in response to lower mortgage rates now forecasted for 1996. Consumer spending is expected to remain at relatively strong levels throughout most of 1996. Additionally, John Deere's lawn and grounds care equipment demand should also increase as the result of the introduction of a new product line, "Sabre by John Deere", which includes entry-level lawn tractors and walk-behind mowers. As a result of the many factors cited, industry retail sales for industrial and lawn and grounds care products are expected to increase in 1996 compared with 1995. Financial Services revenues should reflect continued strong demand for John Deere products.

     Based on its initial production schedules, John Deere's worldwide physical volume of sales to dealers in 1996 is expected to increase by four percent compared with 1995, with first quarter volumes anticipated to be approximately 12 percent higher than the first quarter of 1995. Additionally, expenditures targeted at establishing markets for new and existing products in both domestic and overseas regions are expected to increase substantially in 1996. However, the expected volume increases will more than offset the short-term costs associated with John Deere's planned growth initiatives. Therefore, 1996 is expected to be another strong year.

RELATIONSHIPS OF THE COMPANY WITH JOHN DEERE

     The operations and results of the Company are affected by its relationships with John Deere, including among other things, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, John Deere has joint access to all of the Company's bank lines of credit.

     The Company's acquisition of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic and other factors which influence demand for its products. Since 1986, the Company has also been providing retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and recreational marine products. The net balance of recreational product retail notes outstanding under these arrangements at October 31,1995 totaled $865 million.

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

     Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings to fixed charges will not be less than 1.05 to 1 for any fiscal quarter. For 1995, the Company's ratio was 1.73 to 1 and for 1994, it was 1.96 to 1. This arrangement is not intended to make Deere & Company responsible for the payment of obligations of the Company.

DESCRIPTION OF RECEIVABLES AND LEASES

     Receivables and Leases arise mainly from the retail sale or lease (including the sale to John Deere dealers for rental to users) of John Deere products, used equipment accepted in trade for them, and equipment of unrelated manufacturers, and also include revolving charge accounts receivable and wholesale notes receivable. The great majority derive from retail sales and leases of agricultural equipment, industrial equipment and lawn and grounds care equipment sold by John Deere dealers. The Company also offers financing to recreational product customers through the secured financing of recreational vehicles and recreational marine products. The Company also offers Farm Plan revolving charge accounts, which are used primarily by agri-businesses to finance purchases which would otherwise be carried by the merchant as accounts receivable, as well as credit cards, which are used primarily by retail customers to finance purchases of John Deere lawn and grounds care equipment and marine equipment. Retail notes provide for retention by John Deere or the Company of security interests under certain statutes, including the Uniform Commercial Code, certain Federal statutes, and state motor vehicle laws. Filings are also made for leases, but for operating leases these filings are for informational purposes only. See notes 1 and 2 to the consolidated financial statements.

     Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the volumes, margins and collectibility of recreational product retail notes are affected by different economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, from those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 550 active recreational vehicle dealers and from approximately 500 active marine product dealers.

     Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down-payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

     The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of John Deere lawn and grounds care equipment. John Deere Credit Revolving Plan is also used by some of the Company's recreational product customers to finance the purchase of such products. Additionally, through its Farm Plan product, the Company finances revolving charge accounts offered by approximately 3,100 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan revolving charge accounts are also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. See notes 1 and 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

     The Company finances wholesale inventories owned by approximately 400 dealers of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere industrial equipment. A portion of the wholesale financing provided by the Company is with dealers from whom it also purchases recreational product and yacht retail notes. See notes 1 and 2 to the consolidated financial statements under "Wholesale Receivables."

     The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customer may, at his expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on wholesale notes. Insurance is not required for revolving charge accounts.

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

FINANCE RATES ON RETAIL NOTES

     As of October 31, 1995, approximately 52 percent of net dollar value of the retail notes held by the Company bore a variable finance rate. Recreational product retail notes are primarily fixed finance rate notes.

     A portion of the finance income earned by the Company arises from financing the retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced. The portion of the Company's finance income earned that was received from John Deere on retail notes containing waiver of finance charges or reduced rates was 19 percent in 1995 and 14 percent in 1994.

RECEIVABLES AND LEASES ACQUIRED AND HELD

     Receivable and Lease acquisitions during the fiscal years ended and amounts held at October 31, 1995 and 1994 were as follows in millions of dollars:

                                        FISCAL YEAR               BALANCE AT
                                        ACQUISITIONS              OCTOBER 31
                                    --------------------    --------------------
                                      1995        1994        1995        1994
                                    --------    --------    --------    --------
Retail Notes: (1)
  Agricultural Equipment            $2,083.5    $1,741.5    $2,286.2    $1,917.8
  Industrial Equipment                 391.2       394.7       511.0       414.4
  Lawn and Grounds Care Equipment      100.1        89.4       162.3       157.0
  Recreational Products                288.7       262.3       865.4       800.0
    Total                            2,863.5     2,487.9     3,824.9     3,289.2
Revolving Charge Accounts (1)        1,050.1       945.3       510.2       437.3
Financing and Operating Leases (2)     146.8       144.9       288.8       242.9
Wholesale Notes(1)                     607.0       363.8       298.1       142.2
    Total Receivables and Leases    $4,667.4    $3,941.9    $4,922.0    $4,111.6

(1)  "Amount" as used here means the approximate principal value financed.
(2) "Amount" as used here represents the cost of equipment financed on both financing and operating leases.

     John Deere equipment note acquisitions increased by approximately $349 million in 1995 compared with the same period last year, primarily due to an increase in the acquisition of agricultural equipment retail notes. Acquisitions of recreational product retail notes were ten percent higher in the current year due to more competitive financing programs offered by the Company in both the recreational vehicle and recreational marine product markets.

     The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of credit receivables traditionally somewhat higher in the first six months than in the last half of the fiscal year.

     From time to time, the Capital Corporation sells retail notes to other financial institutions and in the public market. The Capital Corporation received proceeds from sales of John Deere retail notes of $726 million in 1995 and $560 million in 1994. The unpaid balance of all retail notes previously sold was $1.162 billion at October 31, 1995 and $1.175 billion at October 31, 1994. For additional information on the terms, conditions, recourse and accounting for such sales, see note 2 to the consolidated financial statements.

AVERAGE ORIGINAL TERM AND AVERAGE LIFE OF RETAIL NOTES AND LEASES

     The following table shows the estimated average original term in months (based on dollar amounts) for retail notes and leases acquired by the Company during 1995 and 1994:

                                          AVERAGE ORIGINAL TERM
                                               (IN MONTHS)
                                          ---------------------
                                             1995        1994
                                          ---------    --------
Retail Notes                                   71          70
  New Equipment:
    Agricultural Equipment                     56          57
    Industrial Equipment                       44          44
    Lawn and Grounds Care Equipment            45          45
    Recreational Products                     146         161
  Used Equipment:
    Agricultural Equipment                     54          54
    Industrial Equipment                       38          37
    Lawn and Grounds Care Equipment            46          47
    Recreational Products                     164         202
  Leases                                       48          44

     The average original term for recreational products is longer than John Deere equipment notes because of competitive pressures. Because of prepayments (often from trade-ins), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the estimated average life in months (based on dollar amounts) for retail notes and leases liquidated in 1995 and 1994:

                                              AVERAGE LIFE
                                               (IN MONTHS)
                                          ---------------------
                                             1995        1994
                                          ---------    --------
Retail Notes (1)                               29          30
  Agricultural Equipment                       26          26
  Industrial Equipment                         25          27
  Lawn and Grounds Care Equipment              33          33
  Recreational Products (2)                    49          46
Leases                                         40          41

(1)  Includes new and used equipment.
(2) Estimate based on industry averages due to limited experience with the recreational product portfolio.

DEPOSITS WITHHELD ON RECEIVABLES AND LEASES

     Generally, the Company has limited recourse against John Deere agricultural and lawn and grounds care dealers on retail notes and leases and against certain Farm Plan merchants on revolving charge account balances acquired from or through those dealers and merchants. For these John Deere dealers and Farm Plan merchants, separate withholding accounts are maintained by the Company. The total amount of deposits withheld from John Deere dealers and Farm Plan merchants totaled $126.6 million and $111.4 million at October 31, 1995 and 1994, respectively. Of this amount, deposits withheld from Farm Plan merchants totaled $1.0 million at October 31, 1995 and $.5 million at October 31, 1994. Credit losses are charged against deposits withheld from the originating dealer or merchant. To the extent that a loss cannot be absorbed by the deposit withheld from the dealer or merchant from which the retail note, lease or Farm Plan account was acquired, it is charged against the Company's allowance for credit losses. See note 1 to the consolidated financial statements.

     The Company does not withhold deposits on recreational product retail notes, John Deere Credit Revolving Plan receivables, industrial notes or wholesale notes acquired. However, an allowance for credit losses has been established by the Company in an amount considered to be appropriate in relation to the total Receivables and Leases outstanding. In addition, for wholesale notes relating to recreational vehicles, manufactured housing units and yachts, there are agreements with the manufacturers for the repurchase of new inventories held by dealers. For additional information on credit losses and deposits withheld on Receivables and Leases, see note 3 to the consolidated financial statements.

DELINQUENCIES AND LOSSES

     RETAIL NOTES. The following table shows unpaid installments 60 days or more past due on retail notes held by the Company and the balance (principal plus earned interest) of retail notes outstanding with any such delinquencies, on the basis of retail note terms in effect at the indicated dates, in millions of dollars and as a percentage of the ending retail note portfolio financed by the Company at such dates:


               INSTALLMENTS PAST DUE       BALANCES ON WHICH ANY INSTALLMENT IS
                  60 DAYS OR MORE                PAST DUE 60 DAYS OR MORE
               --------------------------  ------------------------------------
                       PERCENT OF ENDING                     PERCENT OF ENDING
                          RETAIL NOTE                      RETAIL NOTE PORTFOLIO
OCTOBER 31    AMOUNT   PORTFOLIO FINANCED     AMOUNT              FINANCED
----------    ------   ------------------  ------------    --------------------
  1995         $ 6.1          0.16%           $ 33.0               0.86%
  1994         $ 5.5          0.17%           $ 23.9               0.73%
  1993         $ 6.8          0.24%           $ 33.0               1.18%

     The following table shows losses on retail notes in millions of dollars (after charges to withheld dealer deposits) and as a percentage of the average retail note portfolio financed:

                                            PERCENT OF AVERAGE RETAIL NOTE
  YEAR ENDED OCTOBER 31       AMOUNT              PORTFOLIO FINANCED
  ---------------------       ------        ------------------------------

          1995                $ 14.6                   0.43%
          1994                $ 15.0                   0.47%
          1993                $ 19.3                   0.59%

     Retail note write-offs declined three percent in 1995 compared to 1994. Write-offs on equipment retail notes financed totaled $3.1 million, an increase of 49 percent, compared with write-offs of $2.1 million in 1994, primarily due to higher industrial equipment write-offs. Write-offs of recreational product retail notes totaled $11.5 million in 1995 compared with $12.9 million in 1994, an 11 percent decrease.

     REVOLVING CHARGE ACCOUNTS. The following table shows revolving charge account payments 60 days or more past due in millions of dollars and as a percentage of total revolving charge accounts receivable:

                                             PERCENT OF TOTAL REVOLVING
       OCTOBER 31             AMOUNT         CHARGE ACCOUNTS RECEIVABLE
       ----------             ------         --------------------------
          1995                $ 7.1                    1.40%
          1994                $ 5.6                    1.28%
          1993                $ 5.3                    1.62%

     The following table shows losses on revolving charge accounts in millions of dollars and as a percentage of the average revolving charge amounts financed:

                                          PERCENT OF AVERAGE REVOLVING
  YEAR ENDED OCTOBER 31      AMOUNT          CHARGE AMOUNTS FINANCED
  ---------------------      ------       ----------------------------
          1995                $ 7.6                    1.75%
          1994                $ 4.8                    1.38%
          1993                $ 3.3                    1.22%

     Losses increased in 1995 for both Farm Plan and the John Deere Credit Revolving Plan. The higher losses in 1995 related to both the growth in the revolving charge portfolio and exceptionally low write-offs in 1994 and 1993.

     LEASES. The following table shows the total balance of financing and operating lease payments 60 days or more past due in millions of dollars and as a percent of the investment in financing and operating leases at those respective dates.

                                            PERCENT OF THE INVESTMENT IN
       OCTOBER 31            AMOUNT        FINANCING AND OPERATING LEASES
       ----------            ------        ------------------------------
          1995                $  .8                    0.28%
          1994                $  .6                    0.24%
          1993                $  .5                    0.25%

     The following table shows losses absorbed by the Company, in millions of dollars and as a percent of the average investment in financing and operating leases, on terminated financing and operating leases (after charges to withheld dealer deposits).

                                           PERCENT OF AVERAGE INVESTMENT
  YEAR ENDED OCTOBER 31       AMOUNT     IN FINANCING AND OPERATING LEASES
  ---------------------       ------     ---------------------------------
          1995                $  1.1                   0.40%
          1994                $   .5                   0.25%
          1993                $  1.2                   0.65%

     The increase in 1995 losses resulted primarily from increased industrial lease write-offs.

     WHOLESALE NOTES. The total balance of wholesale notes receivable 60 days or more past due totaled $.1 million at October 31, 1995 and October 31, 1993, which represented 0.02 percent and 0.11 percent, respectively, of the wholesale notes receivable held on those dates. The total balance of wholesale notes receivable 60 days or more past due was negligible at October 31, 1994.

     The following table shows wholesale note losses in millions of dollars and as a percentage of the average wholesale notes receivable:

                                          PERCENT OF AVERAGE WHOLESALE
  YEAR ENDED OCTOBER 31      AMOUNT              NOTES RECEIVABLE
  ---------------------      ------       ----------------------------
          1995                $  .4                    0.19%
          1994                $  .5                    0.41%
          1993                $ 2.3                    1.92%

     The average wholesale note portfolio increased 86 percent in 1995, primarily as a result of increases in wholesale financing of John Deere industrial dealers and dealers of manufactured housing and yachts. The losses in 1993 resulted primarily from a relatively large loss incurred with one recreational vehicle dealer.

COMPETITION

     The businesses in which the Company is engaged are highly competitive. The Company competes for customers based upon its customer service and finance rates (or time-price differentials) charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, industrial equipment and lawn and grounds care equipment industries, in the financial markets, and in business generally. A significant portion of such retail sales during 1995 was financed by the Company. A substantial part of the retail sales and leases eligible for financing by the Company is financed by others, including banks and other finance and leasing companies.

     The Company emphasizes convenient service to retail customers and offers terms desired in its specialized markets such as seasonal schedules of repayment and rentals. The Company's installment sales and loan finance rates or time-price differentials and lease rental rates are believed to be in the range of those of sales finance and leasing companies generally, although not as low as those of some banks and other lenders and lessors.

REGULATION

     In a number of states, the maximum finance rate or time-price differential on retail notes is limited by state law. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges nor the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates or time-price differentials could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate or time-price differential, and by limiting the fixed rates or time-price differentials on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to instruction J(2).



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $55 million in 1995 and $210 million in 1994. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1996, the Capital Corporation declared and paid a dividend of $20 million to John Deere Credit Company which, in turn, declared and paid a dividend of $20 million to Deere & Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted pursuant to instruction J(2).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS.

RESULTS OF OPERATIONS

     1995 COMPARED WITH 1994

     Acquisitions of Receivables and Leases by the Company during 1995, totaled $4.667 billion, an increase of 18 percent, compared with acquisitions of $3.942 billion during 1994. The higher acquisitions this year resulted mainly from an increased volume of John Deere agricultural and John Deere lawn and grounds care equipment retail notes, recreational vehicle retail notes, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1995 totaled $4.922 billion compared with $4.112 billion one year ago. Receivables and Leases administered, which include retail notes and leases previously sold but still administered, amounted to $6.105 billion at the end of 1995 compared with $5.326 billion at October 31, 1994.

     During 1995, retail notes (principal value financed) acquired by the Company increased 15 percent compared with 1994. Retail note acquisitions totaled $2.864 billion during 1995 compared with 1994 acquisitions of $2.488 billion. The increase was primarily due to increased retail sales of John Deere equipment and an improvement in the Company's market share for the financing of John Deere agricultural equipment. Acquisitions of recreational product retail notes accounted for ten percent of total retail note acquisitions in 1995 and 11 percent in 1994.

     Retail note acquisitions from John Deere increased by $349 million in 1995, a 16 percent increase over last year. Acquisitions of agricultural equipment retail notes increased 20 percent over last year. Lawn and grounds care equipment retail note activity increased 12 percent over the prior year. Acquisitions of industrial equipment notes decreased by $4 million, or one percent, compared to 1994. However, 1995 results do not include industrial dealer wholesale notes, which are now classified as part of the wholesale receivables. Retail note acquisitions in 1995 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

     Acquisitions of recreational product retail notes, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of several unrelated manufacturers, were $289 million in 1995 compared with $262 million in 1994. This increase resulted primarily from more competitive financing programs in both the recreational vehicle and recreational marine product markets.

     At October 31, 1995, the amount of retail notes held by the Company was $3.825 billion compared to $3.289 billion last year. Included in these amounts were recreational product retail notes of $865 million in 1995 and $800 million in 1994. The balance of equipment retail notes held increased from $2.489 billion at October 31, 1994 to $2.960 billion at the end of 1995. This increase resulted from equipment retail note acquisitions exceeding collections during 1995. However, the Company also securitized and sold retail notes, receiving proceeds of $726 million during 1995 compared to $560 million during 1994. Additional information is presented in note 1 to the consolidated financial statements. The balance of retail notes administered by the Company, which includes retail notes previously sold, amounted to $4.987 billion at October 31, 1995, compared with $4.464 billion at October 31, 1994. The balance of retail notes previously sold was $1.162 billion at October 31, 1995 compared with $1.175 billion at October 31, 1994. Additional sales of retail notes are expected to be made in the future. The Company's maximum exposure under all retail note recourse provisions at October 31, 1995 and 1994 was $180 and $140 million, respectively.

     Retail notes bearing variable finance rates totaled 52 percent of net dollar value of the retail note portfolio at October 31, 1995 compared with 56 percent one year earlier. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" and note 13 "Financial Instruments" to the consolidated financial statements.

     Revolving charge accounts receivable totaled $510 million at October 31, 1995, an increase of 17 percent compared with $437 million at October 31, 1994. The balance at October 31, 1995 included $232 million of John Deere Credit Revolving Plan receivables and $278 million of Farm Plan receivables compared with $210 million and $227 million, respectively, at October 31, 1994. Revolving charge account acquisitions increased 11 percent in 1995 compared with 1994, reflecting the increased volume of Farm Plan receivable acquisitions.

     The portfolio of financing leases totaled $149 million at October 31, 1995 and $118 million at October 31, 1994. The investment in operating leases was $140 million and $125 million at the end of 1995 and 1994, respectively. The Company also administers municipal leases owned by Deere & Company, which totaled $21 million at October 31, 1995 compared with $39 million at October 31, 1994. The Company sold $20 million of municipal leases to Deere & Company in 1994. During 1995, the Company did not sell municipal leases to Deere & Company.

     Wholesale notes receivable on recreational vehicle, manufactured housing, yachts, John Deere engine inventories and John Deere industrial dealer wholesale notes totaled $298 million at October 31, 1995 compared with $142 million at October 31, 1994. Wholesale note acquisitions, including the industrial dealer wholesale note acquisitions, increased 67 percent during the year and were favorably impacted by the Company's growth in both the manufactured housing and yacht markets.

     Total Receivable and Lease amounts 60 days or more past due were $14.1 million at October 31, 1995 compared with $11.7 million at October 31, 1994. These past-due amounts represented 0.29 percent and 0.28 percent of the total Receivables and Leases held at those respective dates. The balance (principal plus earned interest) of retail notes outstanding with any installments 60 days or more past due was $33.0 million at October 31, 1995 compared with $23.9 million one year earlier. The amount of retail note installments 60 days or more past due was $6.1 million at October 31, 1995 and $5.5 million at October 31, 1994. These past-due installments represented 0.16 percent of the unpaid balance of retail notes at October 31, 1995 and 0.17 percent at October 31, 1994.

     The total balance of revolving charge accounts receivable 60 days or more past due was $7.1 million at October 31, 1995 compared with $5.6 million at October 31, 1994. These past-due amounts represented 1.40 percent and 1.28 percent of the revolving charge accounts receivable held at each of those respective dates.

     The total balance of financing and operating lease payments 60 days or more past due was $.8 million at October 31, 1995 compared with $.6 million at October 31, 1994. These past-due installments represented 0.28 percent and 0.24 percent of the investment in financing and operating leases at those respective dates.

     At October 31, 1995, the Company's allowance for credit losses on all Receivables and Leases financed, totaled $84 million and represented 1.7 percent of the total Receivables and Leases financed compared with $80 million and 1.9 percent, respectively, one year earlier. Deposits withheld from dealers and merchants, representing mainly the aggregate retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $127 million at October 31, 1995 compared to $111 million at October 31, 1994.

     The Capital Corporation's consolidated net income for the fiscal year ended October 31, 1995 was $114.1 million compared with net income of $104.9 million in 1994. The higher income resulted from higher earnings on a larger portfolio, partially offset by lower financing margins. The ratio of earnings to fixed charges was 1.73 to 1 for 1995 compared with 1.96 to 1 in 1994.

     Total revenues of $551 million in 1995 were up 19 percent from $463 million in 1994. Revenues were affected by the higher average portfolio owned and the higher overall yield on the portfolio held. Higher average borrowing rates on increased borrowings this year resulted in higher interest expense, which totaled $238 million in 1995 compared with $167 million in 1994. Average borrowings were $3.726 billion in 1995 compared with $3.235 billion in 1994. The weighted average annual interest rate incurred on all interest-bearing borrowings during this year increased to 6.3 percent from 4.9 percent in 1994.

     Finance income earned on retail notes was $333 million this year compared with $293 million in 1994, an increase of 14 percent. The average balance of the retail note portfolio financed during 1995 was seven percent higher than the comparable 1994 average balance.

     Revenues earned on revolving charge accounts amounted to $84 million in 1995, a 26 percent increase over revenues of $67 million earned during 1994. This increase was primarily due to a 23 percent increase in the average balance of Farm Plan receivables financed and a 28 percent increase in the average balance of John Deere Credit Revolving Plan receivables financed in 1995 compared with 1994.

     The average net investment in financing and operating leases increased by 20 percent in 1995 compared with 1994. Correspondingly, total lease revenues increased to $48.0 million in 1995 compared with $43.6 million in 1994.

     The net gain on retail notes sold totaled $11.4 million during 1995 compared with $10.3 million for 1994. The Company received proceeds from the sale of retail notes in the amount of $726 million during 1995 and $560 billion in 1994. Securitization and servicing fee income totaled $35.5 million in 1995 compared with $28.6 million during 1994. Securitization and servicing fee income relates to retail notes sold to limited-purpose business trusts and primarily includes the amortization of present value receivable amounts from the trusts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received from the trusts. Additional sales of retail notes are expected to be made in the future.

     Administrative and operating expenses decreased three percent from $79.7 million in 1994 to $77.6 million in 1995. The decline was primarily related to reduced legal expenses during the year compared to 1994.

     The provision for credit losses was $32.3 million in 1995 and $27.8 million in 1994. Total write-offs of Receivables and Leases financed were $23.7 million during 1995 compared with $20.8 million in 1994. The increase in write-offs from 1994 primarily related to an increase in the amount of revolving charge and industrial equipment receivable write-offs. The increase in the provision was partially offset by a favorable adjustment of $6.7 million in 1995 related to current and expected losses on both revolving charge and industrial equipment retail notes.

     1994 COMPARED WITH 1993

     Acquisitions of Receivables and Leases by the Company increased 18 percent during 1994 compared with acquisitions in 1993. The higher acquisitions in 1994 resulted mainly from an increased volume of John Deere agricultural and industrial equipment retail notes, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1994 totaled $4.112 billion compared with $3.437 billion in 1993. Receivables and Leases administered, which include retail notes previously sold but still administered, amounted to $5.326 billion at the end of 1994 compared with $4.873 billion at October 31, 1993.

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

     Retail note acquisitions from John Deere increased by $291 million in 1994, a 15 percent increase over 1993. Acquisitions of agricultural equipment retail notes increased 14 percent over 1993. Industrial equipment retail note activity was significantly higher, increasing 24 percent over 1993. Acquisitions of lawn and grounds care equipment notes were flat compared to 1993; however, corresponding financings under the John Deere Credit Revolving Plan, under which lawn and grounds care equipment is also financed, increased significantly. Retail note acquisitions in 1994 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

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

     At October 31, 1994, the amount of retail notes held by the Company was $3.289 billion compared to $2.792 billion in 1993. Included in these amounts were recreational product retail notes of $800 million in 1994 and $804 million in 1993. The balance of John Deere retail notes held increased from $1.988 billion at October 31, 1993 to $2.489 billion at the end of 1994. This increase resulted from John Deere retail note acquisitions exceeding collections during 1994. However, the Company also securitized and sold retail notes, receiving proceeds of $560 million during 1994 compared to $1.143 billion during 1993. Additional information is presented in note 1 to the consolidated financial statements. The balance of retail notes administered by the Company, which includes retail notes previously sold, amounted to $4.464 billion at October 31, 1994, compared with $4.185 billion at October 31, 1993. The balance of retail notes previously sold was $1.175 billion at October 31, 1994 compared with $1.394 billion at October 31, 1993. The Company's maximum exposure under all retail note recourse provisions at October 31, 1994 and 1993 was $140 and $175 million, respectively.

     Retail notes bearing variable finance rates totaled 56 percent of the total retail note portfolio at October 31, 1994 compared with 57 percent in 1993. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps.

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

     Total Receivable and Lease amounts 60 days or more past due were $11.7 million at October 31, 1994 compared with $12.7 million at October 31, 1993. These past-due amounts represent 0.28 percent and 0.37 percent of the total Receivables and Leases held at those respective dates. The balance (principal plus earned interest) of retail notes outstanding with any installments 60 days or more past due was $23.9 million at October 31, 1994 compared with $33.0 million in 1993. The amount of retail note installments 60 days or more past due was $5.5 million at October 31, 1994 and $6.8 million at October 31, 1993. These past-due installments represented 0.17 percent of the unpaid balance of retail notes at October 31, 1994 and 0.24 percent at October 31, 1993.

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

     At October 31, 1994, the Company's allowance for credit losses on all Receivables and Leases financed totaled $80 million and represented 1.9 percent of the total Receivables and Leases financed compared with $77 million and 2.3 percent, respectively, at October 31, 1993. Deposits withheld from dealers and merchants, representing mainly the aggregate retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $111 million at October 31, 1994 compared to $105 million at October 31, 1993.

     Consolidated net income for the fiscal year ended October 31, 1994 was $104.9 million compared with income before the cumulative effect of accounting changes of $111.0 million in 1993 ($107.2 million after the accounting changes). The decrease reflects the impact of increased borrowings resulting from higher dividend payouts during 1994, lower gains from the sale of retail notes and higher operating expenses, partially offset by securitization and servicing fee income from retail notes previously sold but still administered. The ratio of earnings to fixed charges was 1.96 to 1 for 1994 compared with 1.99 to 1 (excluding the effects of accounting changes) in 1993.

     Total revenues of $463 million in 1994 were down slightly from $466 million in 1993. Revenues were affected by lower gains from the sale of retail notes and lower average interest rates resulting in lower finance charges earned in 1994. These decreases in revenues were partially offset by the previously mentioned increase in securitization and servicing income. Lower average borrowing rates in 1994 resulted in a slight decrease in interest expense, which totaled $167 million in 1994 compared with $168 million in 1993. Average borrowings were $3.235 billion in 1994 compared with $3.127 billion in 1993. The weighted average annual interest rate incurred on all interest-bearing borrowings in 1994 declined to 4.9 percent from 5.1 percent in 1993.

     Finance income earned on retail notes was $293 million in 1994 compared with $314 million in 1993, a decrease of seven percent. The average balance of the retail note portfolio financed during 1994 was three percent lower than the comparable 1993 average balance.

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

     The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell or "securitize" these assets. Asset-liability risk is actively managed to minimize exposure to interest rate fluctuations.

     The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

     Cash provided by operating activities was $161 million in 1995. Financing activities provided $858 million in 1995, resulting from a $913 million increase in total borrowings, which were partially offset by dividend payments totaling $55 million. Cash provided from the Company's operating and financing activities was used primarily to increase credit receivables and a $121 million increase in cash and cash equivalents. Cash used for investing activities totaled $898 million in 1995, primarily due to acquisitions of Receivables and Leases exceeding collections by $1.629 billion, which was partially offset by the $726 million of proceeds from the sale of receivables. Other cash flows from investing activities decreased in 1995 mainly due to the collection activity on receivables previously sold that were being held for payment to the trusts. See "Statement of Consolidated Cash Flows" on page 29.

     Over the past three years, operating activities have provided $479 million in cash, the sale of receivables $2.468 billion and total borrowings $1.007 billion. These amounts were used mainly to fund Receivable and Lease acquisitions which exceeded collections by $3.612 billion and payments of $347 million in dividends.

     The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to hedge these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. In common with other large credit companies, the Company actively manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its borrowings. The Company also has a foreign exchange swap related to a long term borrowing. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See note 13 to the consolidated financial statements for further details.

     Total interest-bearing indebtedness amounted to $4.264 billion at October 31, 1995 compared with $3.350 billion at October 31, 1994, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $2.791 billion at October 31, 1995 compared with $2.316 billion at October 31, 1994. Total long-term indebtedness amounted to $1.473 billion at October 31, 1995 and $1.034 billion at October 31, 1994. The ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1 and 5.3 to 1 at October 31, 1995 and October 31, 1994, respectively.

     During 1995, the Capital Corporation issued $150 million of floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures all due in 1995. Also during 1995, the Company issued $625 million and retired $226 million of medium-term notes.

     The Company maintained unsecured lines of credit with various banks in North America and overseas. See note 4 to the consolidated financial statements.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $55 million in 1995 and $210 million in 1994. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1996, the Capital Corporation declared and paid a dividend of $20 million to John Deere Credit Company which, in turn, declared and paid a dividend of $20 million to Deere & Company.

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

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 17, 1995 (Items 5 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JOHN DEERE CAPITAL CORPORATION

                                             By:   /s/  Hans W. Becherer
                                                   ---------------------
                                                   Hans W. Becherer, Chairman

Date:  15 January 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                   Title                              Date
     ---------                   -----                              ----
/s/ Hans W. Becherer   Director, Chairman and Principal    )    15 January 1996
---------------------     Executive Officer                )
Hans W. Becherer                                           )
                                                           )
/s/ J. W. England      Director                            )
---------------------                                      )
J. W. England                                              )
                                                           )
                                                           )
/s/ B. L. Hardiek      Director                            )
---------------------                                      )
B. L. Hardiek                                              )
                                                           )
/s/ J. R. Heseman      Director                            )
---------------------                                      )
J. R. Heseman                                              )
                                                           )
/s/ D. E. Hoffmann     Director                            )
---------------------                                      )
D. E. Hoffmann                                             )
                                                           )
/s/ F. F. Korndorf     Director                            )
---------------------                                      )
F. F. Korndorf                                             )
                                                           )
/s/ J. K. Lawson       Director                            )
---------------------                                      )
J. K. Lawson                                               )
                                                           )
/s/ Pierre E. Leroy    Director, Vice President and        )
---------------------     Principal Financial Officer      )
Pierre E. Leroy                                            )
                                                           )
/s/ M. P. Orr          Director and President              )
---------------------                                      )
M. P. Orr                                                  )
                                                           )

/s/ J. S. Robertson    Vice President and                  )    15 January 1996
---------------------     Principal Accounting Officer     )
J. S. Robertson                                            )
                                                           )
/s/ E. L. Schotanus    Director                            )
---------------------                                      )
E. L. Schotanus                                            )
                                                           )
/s/ D. H. Stowe, Jr.   Director                            )
---------------------                                      )
D. H. Stowe, Jr.                                           )
                                                           )
/s/ J. D Volkert       Director                            )
---------------------                                      )
J. D. Volkert                                              )
                                                           )
/s/ S. E. Warren       Director                            )
---------------------                                      )
S. E. Warren                                               )
                                                           )

[Deloitte & Touche LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1995 and 1994 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Table of Contents on page 26. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective November 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions.




DELOITTE & TOUCHE LLP
Chicago, Illinois

December 6, 1995

                                TABLE OF CONTENTS

                                                                            PAGE

FINANCIAL STATEMENTS:

     John Deere Capital Corporation and Subsidiaries (consolidated):

     Statement of Consolidated Income and Retained Earnings
        for the Years Ended October 31, 1995, 1994 and 1993. . . . . . . . . 27

     Consolidated Balance Sheet, October 31, 1995 and 1994 . . . . . . . . . 28

     Statement of Consolidated Cash Flows for the Years Ended
        October 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . 29

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 30


FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
        Years Ended October 31, 1995, 1994 and 1993. . . . . . . . . . . . . 46




                               SCHEDULES OMITTED

     The following schedules are omitted because of the absence of conditions under which they are required:

     I, III, IV, and V.

             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS



JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES                      FOR THE YEAR ENDED OCTOBER 31
-----------------------------------------------                 --------------------------------------
  (In millions of dollars)                                        1995           1994           1993
                                                                --------       --------       --------
REVENUES
  Finance income earned on retail notes                         $  333.5       $  292.9       $  314.2
  Revolving charge account income                                   84.3           66.6           53.8
  Lease revenues                                                    48.0           43.6           39.6
  Finance income earned on wholesale notes                          23.1           11.0           10.3
  Net gain on retail notes sold                                     11.4           10.3           15.6

  Interest income from short-term investments                       11.3            6.2            6.2
  Securitization and servicing fee income                           35.5           28.6           22.3
  Interest income from Deere & Company                               0.9            0.5            0.9
  Other income                                                       2.9            3.4            3.1
    Total revenues                                                 550.9          463.1          466.0
EXPENSES
  Interest Expense:
    On obligations to others                                       234.6          163.3          165.8
    On notes payable to Deere & Company                              3.8            3.3            2.0
      Total interest expense                                       238.4          166.6          167.8
  Operating Expenses:
    Administrative and operating expenses                           77.6           79.7           74.5
    Provision for credit losses                                     32.3           27.8           28.1
    Fees paid to Deere & Company                                     5.3            6.4            7.1
    Depreciation of equipment on operating leases                   21.9           20.8           19.2
      Total operating expenses                                     137.1          134.7          128.9
      Total expenses                                               375.5          301.3          296.7
    Income before income taxes and changes in accounting           175.4          161.8          169.3
    Provision for income taxes                                      61.3           56.9           58.3
    Income before changes in accounting                            114.1          104.9          111.0
    Changes in accounting                                                                         (3.8)
    Net income                                                  $  114.1       $  104.9       $  107.2
    Cash dividends paid                                            (55.0)        (210.0)         (82.0)
    Retained earnings at beginning of the year                     521.2          626.3          601.1
    Retained earnings at end of the year                        $  580.3       $  521.2       $  626.3
    Ratio of earnings to fixed charges                               1.73           1.96           1.99*

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON PAGES 30 TO 45 ARE AN INTEGRAL PART OF THIS STATEMENT.
* EXCLUDES EFFECT OF ACCOUNTING CHANGES.

                           CONSOLIDATED BALANCE SHEET


JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES                                 OCTOBER 31
-----------------------------------------------                          ------------------------
  (In millions of dollars)                                                   1995         1994
                                                                         ------------  ----------
ASSETS

  Cash and cash equivalents                                              $   164.3     $     42.9
  Receivables and leases:
    Retail notes                                                           3,824.9        3,289.2
    Revolving charge accounts                                                510.2          437.3
    Financing leases                                                         149.3          117.7
    Wholesale notes                                                          298.1          142.2
      Total receivables                                                    4,782.5        3,986.4
    Equipment on operating leases                                            139.5          125.2
      Total receivables and leases                                         4,922.0        4,111.6
    Allowance for credit losses                                              (84.2)         (80.1)
      Total receivables and leases - net                                   4,837.8        4,031.5
  Other receivables                                                          183.4          155.1
  Other assets                                                                65.3           60.1
TOTAL                                                                     $5,250.8       $4,289.6

LIABILITIES AND STOCKHOLDER'S EQUITY
  Short-term borrowings:
    Commercial paper                                                      $1,986.7       $1,580.7
    Deere & Company                                                          460.1          102.7
    Current maturities of long-term borrowings                               343.9          632.8
      Total short-term borrowings                                          2,790.7        2,316.2
  Accounts payable and accrued liabilities:
    Accrued interest on notes and debentures                                  28.4           37.4
    Other payables                                                           126.0          142.8
      Total accounts payable and accrued liabilities                         154.4          180.2
  Deposits withheld from dealers and merchants                               126.6          111.4
  Long-term borrowings:
    Notes and debentures                                                   1,172.9          734.5
    Subordinated debt                                                        300.0          300.0
      Total long-term borrowings                                           1,472.9        1,034.5
  Retirement benefit accruals and other liabilities                           13.1           13.3
  Stockholder's equity:
    Common stock, without par value (issued and outstanding - 2,500
      shares owned by John Deere Credit Company)                             112.8          112.8
    Retained earnings                                                        580.3          521.2
      Total stockholder's equity                                             693.1          634.0
TOTAL                                                                     $5,250.8       $4,289.6

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON PAGES 30 TO 45 ARE AN INTEGRAL PART OF THIS STATEMENT.

                      STATEMENT OF CONSOLIDATED CASH FLOWS



JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES                      FOR THE YEAR ENDED OCTOBER 31
-----------------------------------------------               ----------------------------------------
  (In millions of dollars)                                        1995           1994           1993
                                                              ----------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $    114.1      $   104.9      $   107.2
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Changes in accounting, cumulative net adjustment                                               3.8
    Provision for credit losses                                     32.3           27.8           28.1
    Provision for depreciation                                      23.8           22.6           21.0
    Deferred income taxes                                           (2.0)          (3.0)           3.8
    Other                                                           (7.0)           7.8           (6.6)
      Net cash provided by operating activities                    161.2          160.1          157.3

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of receivables and leases acquired                       (4,667.4)      (3,941.9)      (3,340.6)
  Collections of receivables                                     3,038.5        2,656.6        2,642.5
  Proceeds from sales of receivables                               726.3          580.2        1,161.7
  Other                                                              5.2           59.5           13.9
    Net cash provided by (used for) investing activities          (897.4)        (645.6)         477.5

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable to others                   405.9        1,126.8       (1,032.7)
  Change in receivable/payable with Deere & Company                357.5         (336.9)         373.9
  Proceeds from issuance of long-term borrowings                   775.0          188.5          687.0
  Principal payments on long-term borrowings                      (625.8)        (405.2)        (506.9)
  Dividends paid                                                   (55.0)        (210.0)         (82.0)
    Net cash provided by (used for) financing activities           857.6          363.2         (560.7)

  Net increase (decrease) in cash and cash equivalents             121.4         (122.3)          74.1
  Cash and cash equivalents at beginning of year                    42.9          165.2           91.1
  Cash and cash equivalents at end of year                      $  164.3      $    42.9      $   165.2

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON PAGES 30 TO 45 ARE AN INTEGRAL PART OF THIS STATEMENT.

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

     Retail notes, revolving charge accounts, financing leases, and wholesale notes are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

     The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1995, John Deere was compensated by the Company for originating retail notes on John Deere products. John Deere is reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines. John Deere is compensated for originating leases on John Deere products and is reimbursed for staff support in a manner similar to the procedures for retail notes.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries, all of which are wholly-owned.

ACCOUNTING CHANGES

     In 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. Additional information is presented in note 13 to the consolidated financial statements.

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

     A portion of the finance income earned by the Company arises from financing the retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 19 percent in 1995, 14 percent in 1994 and 19 percent in 1993.

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

     All John Deere industrial equipment retail notes are acquired on a non-recourse basis and there is no withholding of dealer deposits on those notes. The Company does not withhold deposits on recreational product retail notes.

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

     Farm Plan is primarily used by agri-businesses to finance purchases, such as parts and service labor, which would otherwise be carried by the merchants as accounts receivable. Farm Plan income includes a discount paid by merchants for the purchase of customer accounts and finance charges paid by customers on their outstanding revolving charge account balances. Merchant recourse and a merchant reserve are established on some receivables purchased.

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

DIRECT FINANCING LEASES AND EQUIPMENT ON OPERATING LEASES

     The Company leases John Deere agricultural equipment, industrial equipment and lawn and grounds care equipment, as well as other equipment, to retail customers.

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

WHOLESALE RECEIVABLES

     The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere industrial equipment owned by dealers of those products. Wholesale finance income is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. Although amounts are not withheld from dealers to cover uncollectible receivables, there are repurchase agreements with certain manufacturers for new inventories held by dealers. Generally, when an account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed and the estimated uncollectible amount is written off to the allowance for credit losses.

OTHER RECEIVABLES

     The Company has sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "Other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The Company is also compensated by the trusts for certain expenses incurred in the administration of these receivables. Securitization and servicing fee income includes the amortization of the above receivables, adjustments related to those sales and reimbursed administrative expenses.

RECLASSIFICATIONS

     Certain amounts for prior years have been reclassified to conform with the 1995 financial statement presentations.

NOTE 2.   RECEIVABLES AND LEASES.

RETAIL NOTES RECEIVABLE

     Retail notes receivable by product category at October 31 in millions of dollars follow:


                                              1995           1994
                                          ----------    -----------
Agricultural equipment - new              $  1,506.6    $   1,325.4
Agricultural equipment - used                1,291.6          999.7
Industrial equipment - new                     464.3          363.8
Industrial equipment - used                    123.4          110.3
Lawn and grounds care equipment - new          172.0          163.3
Lawn and grounds care equipment - used          18.8           19.9
Recreational products                        1,396.9        1,275.7
  Total                                      4,973.6        4,258.1
Unearned finance income:
Equipment                                     (617.1)        (493.3)
Recreational products                         (531.6)        (475.6)
  Total                                     (1,148.7)        (968.9)
Retail notes receivable                   $  3,824.9     $  3,289.2

     Retail note installments at October 31 are scheduled as follows in millions of dollars:

                                              1995           1994
                                          ----------     ----------
Due in:
   0-12 months                            $  1,165.7     $    999.9
   13-24 months                              1,042.6          903.7
   25-36 months                                877.7          745.8
   37-48 months                                673.1          561.1
   49-60 months                                458.1          388.0
   61-72 months                                209.2          191.2
   Over 72 months                              547.2          468.4
      Total                               $  4,973.6     $  4,258.1

     Company guidelines relating to down payment requirements and maximum contract terms on retail notes are generally as follows:

                                                      DOWN        CONTRACT
                                                     PAYMENT        TERMS
                                                     -------     ------------
Agricultural equipment, new and used:
   Seasonal payments                                   30%       7 crop years
   Monthly payments                                    20%       84 months
Industrial equipment:
   New                                                 20%       48-60 months
   Used                                                20%       36 months
Lawn and grounds care equipment, new and used:
   Personal use                                        10%       72 months
   Commercial use                                      20%       72 months
Recreational products:
   New                                                 15%       180 months
   Used                                                15%       144 months

     During 1995, the average effective yield on retail notes held by the Company was approximately 10.0 percent compared with 9.4 percent in 1994.

     Retail notes acquired by the Company during the year ended October 31, 1995 had an estimated average original term (based on dollar amounts) of 71 months. During 1994 and 1993, the estimated average original term was 70 and 67 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term.

     During 1995, the Company received proceeds of $726 million from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. During 1994 and 1993, the

Company received proceeds of $560 million and $1.143 billion from the sale of retail notes.

     At October 31, 1995, 1994 and 1993, the balance of all retail notes previously sold by the Company was $1.162 billion, $1.175 billion and $1.394 billion, respectively. Additional sales of retail notes are expected to be made in the future.

     The Company recognizes any gain or loss at the time of the sale of retail notes. The Company acts as agent for the buyers in collection and administration of all the notes it has sold. The Company's maximum exposure under all retail note recourse provisions at October 31, 1995 and 1994 was $180 million and $140 million, respectively. All retail notes sold are collateralized by security agreements on the related machinery sold to the customers.

REVOLVING CHARGE ACCOUNTS RECEIVABLE

     Revolving charge accounts receivable at October 31, 1995 totaled $510 million compared with $437 million at October 31, 1994. Account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule. A minimum amount is due each month from customers selecting the revolving payment option.

FINANCING LEASES RECEIVABLE

     Financing leases receivable by product category at October 31 are as follows in millions of dollars:


                                              1995           1994
                                           ---------      ---------
Agricultural equipment                     $    89.7      $    81.5
Industrial equipment                            56.5           46.0
Lawn and grounds care equipment                  5.2            4.6
Other equipment                                 24.0            5.0
   Total                                       175.4          137.1
Estimated residual values                        0.9            1.7
Unearned finance income                        (27.0)         (21.1)
   Financing leases receivable              $  149.3       $  117.7

     Residual values represent the amounts estimated to be recoverable at maturity from disposition of the leased equipment under non-purchase option financing leases.

     Initial lease terms for financing leases range from 12 months to 72 months. Payments on financing leases receivable at October 31 are scheduled as follows in millions of dollars:


                                              1995           1994
                                           ---------      ---------
Due in:
   0-12 months                             $    57.9      $    46.0
   13-24 months                                 49.2           35.8
   25-36 months                                 35.7           27.8
   37-48 months                                 23.1           17.3
   Over 48 months                                9.5           10.2
      Total                                 $  175.4       $  137.1

     The Company administers municipal leases owned by Deere & Company which totaled $21 million at October 31, 1995 and $39 million at October 31, 1994. The Company sold $20 million and $ 43 million, respectively, of municipal leases to Deere & Company in 1994 and 1993. During 1995 the Company did not sell municipal leases to Deere & Company.

WHOLESALE NOTES RECEIVABLE

     Wholesale notes receivables on recreational vehicle, manufactured housing, yachts, John Deere engine inventories and John Deere industrial equipment totaled $298 million at October 31, 1995 compared with $142 million at October 31, 1994. Generally, the maximum maturity for wholesale notes is 12 months.

EQUIPMENT ON OPERATING LEASES

     The cost of equipment on operating leases by product category at October 31 follows in millions of dollars:


                                              1995           1994
                                            --------       --------
Agricultural equipment                      $  129.4       $  120.3
Industrial equipment                            55.2           43.3
Lawn and grounds care equipment                  2.0            0.5
Other equipment                                   .8           --
   Total                                       187.4          164.1
Accumulated depreciation                       (47.9)         (38.9)
   Equipment on operating leases            $  139.5       $  125.2

     Initial lease terms for equipment on operating leases range from 12 months to 72 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows in millions of dollars:


                                              1995           1994
                                            --------       --------
Due in:
   0-12 months                              $   24.5       $   28.3
   13-24 months                                 14.9           11.8
   25-36 months                                  9.2            3.8
   37-48 months                                  5.2            1.7
   Over 48 months                                1.6             .4
      Total                                 $   55.4       $   46.0

CONCENTRATION OF CREDIT RISK

     Receivables and Leases have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Company retains as collateral a security interest in the equipment associated with Receivables and Leases other than revolving charge accounts.

NOTE 3.   ALLOWANCE FOR CREDIT LOSSES.

     Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience.

     An analysis of the allowance for credit losses on total Receivables and Leases follows in millions of dollars:


                                           1995           1994           1993
                                        ---------      ---------      ----------
Balance, beginning of the year          $   80.1       $   77.5       $   83.0
Provision charged to operations             32.3           27.8           28.1
Amounts written off                        (23.7)         (20.8)         (26.1)
Transfers related to retail note sales      (4.5)          (4.4)          (7.5)
Balance, end of the year                $   84.2       $   80.1       $   77.5

     The allowance for credit losses represented 1.7 percent, 1.9 percent and
2.3 percent of Receivables and Leases outstanding at October 31, 1995, 1994 and 1993, respectively. In addition, the Company had $127 million, $111 million and $105 million at October 31, 1995, 1994 and 1993, respectively, of deposits withheld from John Deere dealers and Farm Plan merchants available for certain potential credit losses originating from those dealers and merchants. The provision for credit losses in 1995 reflects the growth in the total Receivables and Leases portfolios. It also reflects a favorable adjustment of $6.7 million related to current and expected losses on industrial and revolving charge loans.

NOTE 4.   SHORT-TERM BORROWINGS.

     On October 31, 1995, short-term borrowings were $2.791 billion, $1.987 billion of which was commercial paper. Short-term borrowings were $2.316 billion one year ago, $1.581 billion of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from Deere & Company, which totaled $460 million at October 31, 1995. The Capital Corporation pays a market rate of interest to Deere & Company based on the average outstanding borrowings each month. The weighted average interest rates on all short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1995 and 1994 were 5.8 percent and 4.9 percent, respectively.

     At October 31, 1995, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada), jointly, maintained $4.008 billion of unsecured lines of credit with various banks in North America and overseas, $1.370 billion of which was unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Finance Limited (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

     At October 31, 1995, the Capital Corporation had no borrowings outstanding under the credit agreements. These agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at no less than
1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. For purposes of these calculations, "earnings" consist of income before income taxes to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from Deere & Company. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 4.0 to 1 at October 31, 1995 compared with 3.3 to 1 at October 31, 1994.

NOTE 5.   LONG-TERM BORROWINGS.

     Long-term borrowings of the Capital Corporation at October 31 consisted of the following in millions of dollars:


                                                                              1995           1994
                                                                           ----------     ----------
Senior Debt:
   Medium-term notes due 1995-2000:
      Average interest rate of 7.0% as of year end 1995 and 1994.          $    825.7     $    337.7
   4-5/8% Notes due 1996                                                                       200.0
   7.20% Notes due 1997                                                         100.0          100.0
   Floating rate notes due 1998 (federal funds rate):
      Swapped to an alternative variable interest rate of 6.0% as of
      year end 1995.                                                            150.0
   5% Swiss Franc Bonds due 1999:
      Swapped to U.S. dollars and a variable interest rate of 6.4% as
      of year end 1995 and 5.8% as of year end 1994.                             97.5           97.5
         Total                                                                1,173.2          735.2
         Less unamortized debt discount                                           0.3            0.7
         Net Senior Debt                                                      1,172.9          734.5

Subordinated Debt:
   9-5/8% Subordinated Notes due 1998:
      Swapped to variable interest rate of 6.5% as of year end 1995
      and 5.9% as of year end 1994.                                             150.0          150.0
   8-5/8% Subordinated Debentures due 2019:
      Swapped to variable interest rate of 5.7% as of year end 1995
      and 5.3% as of year end 1994.                                             150.0          150.0
         Total Subordinated Debt                                                300.0          300.0

            Total                                                           $ 1,472.9      $ 1,034.5

     The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 1996 - $344, 1997 - $489, 1998 - $393, 1999 -$248, 2000 - $290.

NOTE 6.   FIXED CHARGE COVERAGE.

     Deere & Company has expressed an intention of conducting its business with the Company on such terms that the Company's consolidated ratio of earnings to fixed charges will not be less than 1.05 to 1 for each fiscal quarter. Financial support was not provided in 1995, 1994 or 1993, as the ratios were 1.73 to 1,
1.96 to 1 and 1.99 to 1, respectively. This arrangement is not intended to make Deere & Company responsible for the payment of Company obligations.

NOTE 7.   COMMON STOCK.

     All of the Company's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1995 or 1994. At October 31, 1995, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

NOTE 8.   DIVIDENDS.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $55 million in 1995 and $210 million in 1994. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1996, the Capital Corporation declared and paid a dividend of $20 million to John Deere Credit Company which, in turn, declared and paid a dividend of $20 million to Deere & Company.

NOTE 9.   PENSION AND OTHER RETIREMENT BENEFITS.

     The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employees' compensation near retirement. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.4 million in 1995 and $1.5 million in 1994 and 1993. Further disclosure for the plan is included in the Deere & Company 1995 annual report pension note.

     The Company generally provides defined benefit health care and life insurance plans for retired employees. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $.9 million in 1995, $.7 million in 1994 and $.6 million in 1993.

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

DEFERRED INCOME TAXES

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 in millions of dollars follows:


                                                              1995                          1994
                                                     ------------------------      ------------------------
                                                     DEFERRED      DEFERRED        DEFERRED      DEFERRED
                                                       TAX            TAX            TAX            TAX
                                                      ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                                     --------     -----------      --------     -----------
Allowance for credit losses                           $ 34.3                        $ 32.2
Deferred lease income                                                $  7.6                        $  7.0
Deferred retail note finance income                                     8.1                           4.6
Accrual for retirement and postemployment benefits       2.3                           2.2
Partnership income                                       7.8                           3.8
Miscellaneous accruals and other                                         .4                            .3
  Total deferred income tax assets and liabilities    $ 44.4          $16.1         $ 38.2          $11.9

     The provision for income taxes consisted of the following in millions of dollars:


                                                       1995           1994           1993
                                                     --------       --------       -------
Current                                              $  63.3        $  59.9        $  54.5
Deferred                                                (2.0)          (3.0)           3.8
   Total provision for income taxes                  $  61.3        $  56.9        $  58.3

     The Omnibus Budget Reconciliation Act of 1993 was signed into law during 1993. In accordance with FASB Statement No. 109, Accounting for income Taxes, deferred tax assets and liabilities as of the enactment date were revalued during 1993 using the new rate of 35 percent. This resulted in a credit of $.7 million to the provision for income taxes.

EFFECTIVE INCOME TAX PROVISION

     A comparison of the statutory and effective income tax provisions of the Company and reasons for related differences follow in millions of dollars:


                                                                           1995           1994           1993
                                                                          -------        -------        -------
United States federal income tax provision at a statutory rate of 35
   percent in 1995 and 1994, and 34.83 percent in 1993                    $ 61.4         $ 56.6         $ 59.0
Municipal lease income not taxable                                          (0.3)          (0.1)          (0.3)
Effect of statutory tax rate change on deferred taxes                                                     (0.7)
Other adjustments - net                                                      0.2            0.4            0.3
   Total provision for income taxes                                       $ 61.3         $ 56.9         $ 58.3

NOTE 11.  CASH FLOW INFORMATION.

     For purposes of the statement of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

     Cash payments by the Company for interest incurred on borrowings in 1995, 1994 and 1993 were $225.2 million, $173.7 million and $134.8 million, respectively. Cash payments for income taxes during these same periods were $63.5 million, $59.7 million and $54.9 million, respectively.

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

NOTE 13.  FINANCIAL INSTRUMENTS.

     The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

                                                         1995                          1994
                                               ------------------------      ------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                               ---------      ---------      ---------      ---------
Receivables financed and other receivables
   related to asset backed securities          $  4,962       $  4,963       $  4,127       $  4,129
Long-term borrowings and related swaps:
   Long-term borrowings                          (1,504)        (1,545)        (1,053)        (1,048)
   Interest rate and foreign currency swaps          31             56             18             20
   Total                                       $ (1,473)      $ (1,489)      $ (1,035)      $ (1,028)

FAIR VALUE ESTIMATES

     Fair values of the long-term receivables financed with fixed rates were based on the discounted values of their related cash flows at current market rates. The fair values of the remaining receivables financed approximated the carrying amounts. The fair values of receivables related to asset backed securities were based on the discounted values of their related cash flows.

     Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Fair values of the Company's long-term borrowings that have been swapped to current variable interest rates approximated their carrying amounts. However, the fair values of the long-term borrowings and the related interest rate and foreign currency swaps are shown separately in the previous table. Fair values of these swaps were based on quotes from dealers.

     Fair values and carrying values of the Company's other interest rate swaps and caps associated with short-term borrowings were not material.

DERIVATIVES

     The Company enters into derivative transactions only to hedge exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risk under these agreements is not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

INTEREST RATE SWAPS AND CAPS

     The Company has entered into interest rate swap and interest rate cap agreements related to borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. Premiums are amortized to interest expense over the lives of the agreements.

     At October 31, 1995 and 1994, the total notional principal amounts of interest rate swap agreements hedging short-term borrowings were $100 million and $563 million, having rates of 6.5 percent and 4.5 to 5.9 percent, terminating in up to four months and 16 months, respectively. The total notional principal amount of interest rate cap agreements hedging short-term borrowings at October 31, 1994 was $33 million, having capped rates of 6.3 to 8.3 percent, terminating in up to nine months. There were no interest rate cap agreements at October 31, 1995.

     The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings to a variable rate. The "Long-Term Borrowings " table on page 40 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Company has interest rate swap agreements corresponding to a portion of its fixed-rate long-term borrowings. At October 31, 1995 and 1994, the total notional principal amounts of these interest rate swap agreements were $116 million and $302 million, having variable interest rates of 6.1 to 6.5 percent and 5.3 to 5.7 percent, terminating in up to 16 months and 28 months, respectively.

     The Company has interest rate swap agreements associated with medium-term notes. The "Long Term Borrowings" table on page 40 reflects the interest rates relating to these swap agreements. At October 31, 1995 and 1994, the total notional principal amounts of these swap agreements were $260 million and $40 million, terminating in up to 83 months and 45 months, respectively.

FOREIGN EXCHANGE SWAPS

     At October 31, 1995 and 1994, the Company had a foreign exchange swap agreement maturing in up to 39 and 51 months, respectively, for $97 million to hedge the currency exposure of the 5% Swiss Franc Bonds due in 1999. The foreign exchange swap gains and losses are accrued as foreign exchange rates change.

NOTE 14.  QUARTERLY DATA (UNAUDITED).

     Supplemental consolidated quarterly information for the Company follows in millions of dollars:


                                            FIRST    SECOND     THIRD    FOURTH     FISCAL
                                           QUARTER   QUARTER   QUARTER   QUARTER     YEAR
                                           -------   -------   -------   -------    ------
1995:
  Revenues                                 $ 126.2   $ 144.3   $ 132.6   $ 147.8    $550.9
  Interest expense                            55.1      60.6      57.8      64.9     238.4
  Operating expenses                          28.9      32.4      34.3      41.5     137.1
  Income taxes                                14.8      18.0      14.2      14.3      61.3
  Net income                                  27.4      33.3      26.3      27.1     114.1
1994:
  Revenues                                 $ 104.7   $ 107.2   $ 115.3   $ 135.9    $463.1
  Interest expense                            35.9      36.3      43.7      50.7     166.6
  Operating expenses                          33.5      31.0      32.0      38.2     134.7
  Income taxes                                12.3      14.0      13.8      16.8      56.9
  Net income                                  23.0      25.9      25.8      30.2     104.9

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES     SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                            (In thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

         COLUMN A                         COLUMN B                 COLUMN C                      COLUMN D                 COLUMN E
         --------                         --------                 --------                      --------                 --------
                                         Balance at               Additions                     Deductions
                                                     ---------------------------------   ------------------------
                                         Beginning   Charged to Costs Charged to Other                                  Balance at
       Description                        of Year      and Expenses   Accounts-Explain   Description       Amount       End of Year
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended October 31, 1995:
  Reserve deducted from the asset
    to which it applies-
  Credit losses                                                                    Transfers related
                                                                                to retail note sales        $4,580
                                                                           Uncollectible receivables       $23,686        $84,159
                                                                                                         ---------      ---------

    Total                                 $80,122        $32,303                    Total Deductions       $28,266        $84,159
                                        ---------      ---------                                         ---------      ---------
                                        ---------      ---------                                         ---------


Year Ended October 31, 1994:
  Reserve deducted from the asset
    to which it applies-
  Credit losses                                                                    Transfers related
                                                                                to retail note sales        $4,390
                                                                           Uncollectible receivables       $20,805        $80,122
                                                                                                         ---------      ---------

    Total                                 $77,486        $27,831                    Total Deductions       $25,195        $80,122
                                        ---------      ---------                                         ---------      ---------
                                        ---------      ---------                                         ---------      ---------


Year Ended October 31, 1993:
  Reserve deducted from the asset
    to which it applies-
  Credit losses                                                                    Transfers related
                                                                                to retail note sales         $7,511
                                                                           Uncollectible receivables        $26,094        $77,486
                                                                                                         ----------     ----------

    Total                                 $83,002        $28,089                    Total Deductions        $33,605        $77,486
                                        ---------      ---------                                         ----------     ----------
                                        ---------      ---------                                         ----------     ----------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


                                                                            Page
2.     Not applicable.

3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1994*).

3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1994*).

4.1 Credit agreements among registrant, Deere & Company, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association), Bank of America National Trust and Savings Association, Deutsche Bank AG, and The Toronto-Dominion Bank as Managing Agents, dated as of April 5, 1995 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 1995 (Securities and Exchange Commission file number 1-4121*).

4.2 Senior Indenture dated as of June 15, 1995 between the registrant and The Chase Manhattan Bank (National Association), as Trustee (Exhibit
       4.1 to Form 10-Q of the registrant for the quarter ended July 31, 1995*).

4.3 Subordinated Indenture dated as of June 15, 1995 between the registrant and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to Form 10-Q of the registrant for the quarter ended July 31, 1995*).

4.4 Form of certificate for common stock (Exhibit 4.3 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

       Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets may not be filed as exhibits herewith pursuant to Item 604(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.     Not applicable.

10.1 Agreement dated May 11, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*).

10.2   Amendment dated November 4, 1994 between the registrant and Deere      49
       & Company concerning agricultural retail notes.

                                                                            Page
10.3   Agreement dated May 11, 1994 between registrant and Deere &
       Company concerning lawn and grounds care retail notes (Exhibit
       10.2 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.4   Amendment dated November 4, 1994 between the registrant and Deere      50
       & Company concerning lawn and grounds care retail notes.

10.5   Agreement dated January 26, 1983 between registrant and Deere
       & Company relating to agreements with United States sales branches on retail notes (Exhibit 10.4 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.6 Insurance policy no. CL-001 of Sierra General Life Insurance Company providing insurance on lives of purchasers of certain equipment financed with receivables (Exhibit 10.5 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

11.    Not applicable.

12.    Statement of computation of the ratio of earnings before fixed         51
       charges to fixed charges for each of the five years in the period ended October 31, 1995.

13.    Not applicable.

16.    Not applicable.

18.    Not applicable.

21.    Omitted pursuant to instruction J(2).

22.    Not applicable.

23.    Consent of Deloitte & Touche LLP.                                      52
       24.Not applicable.

27.    Financial Data Schedule.                                               53

28.    Not applicable.

99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1995 (Securities and Exchange Commission file number 1-4121*).

---------------------------
     * Incorporated by reference. Copies of these exhibits are available from the Company upon request.
                                                48