Form 10-Q
period 1996-01-31
DEERE JOHN CAPITAL CORP
filed 1996-03-08
CIK 27673

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1996

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

Yes  x    No

At January 31, 1996, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                           (In millions of dollars)

                                               Three Months Ended
                                                   January 31

                                                  1996      1995
Revenues:
Finance income earned on retail notes           $ 92.1    $ 79.2


Revolving charge account income                   21.5      18.7
Lease revenues                                    12.7      10.9
Finance income earned on wholesale notes           7.6       4.0
Net gain on retail notes sold                       .3        .3
Interest income from short-term investments         2.8       2.8


Securitization and servicing fee income             11.4      9.5


Other income                                         2.3       .8


Total revenues                                    150.7     126.2

Expenses:
Interest expense                                  66.3      55.1
Administrative and operating expenses             20.3      17.4
Provision for credit losses                        5.9       5.0
Fees paid to Deere & Company                       1.9       1.3
Depreciation of equipment on operating leases      6.6       5.2


Total expenses                                    101.0      84.0

Income before Income Taxes                         49.7      42.2
Provision for Income Taxes                         17.4      14.8
Net Income                                        $ 32.3   $ 27.4


See Notes to Interim Financial Statements

JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(UNAUDITED)
(In millions of dollars)

                                   Jan 31    Oct 31    Jan 31
                                   1996      1995      1995

ASSETS
Cash and Cash Equivalents       $ 128.4     $164.3     $ 242.3
Receivables and Leases:
Retail notes                     4023.5    3,824.9     3,484.3
Revolving charge accounts         443.8      510.2       381.4


Financing leases                  149.3      149.3       125.7


Wholesale notes                   321.5      298.1       176.0


Total receivables               4,938.1    4,782.5     4,167.4
Equipment on operating leases     151.3      139.5       120.6


Total receivables and leases     5089.4     4,922.0    4,288.0


Allowance for credit losses       (84.3)     (84.2)      (79.8)


Total receivables and leases
 - net                           5005.1     4,837.8    4,208.2
Other Receivables                 180.3       183.4      158.3
Other Assets                       66.9        65.3       61.8


TOTAL                          $5,380.7    $5,250.8   $4,670.6

LIABILITIES AND STOCKHOLDER S EQUITY
Short-Term Borrowings:
Commercial paper               $2,423.3    $1,986.7   $2,101.0
Deere & Company                   118.9       460.1       64.9
Current maturities of
 long-term borrowings             296.0       343.9      456.8


Total short-term borrowings     2,838.2     2,790.7    2,622.7
Accounts Payable and Accrued
 Liabilities                      178.0       154.4      197.0
Deposits Withheld from Dealers
 and Merchants                    122.3       126.6      109.7
Long-Term Borrowings:
Notes and debentures            1,223.0     1,172.9      783.6


Subordinated debt                 300.0       300.0      300.0


Total long-term borrowings      1,523.0     1,472.9    1,083.6
Retirement Benefit Accruals
 and Other Liabilities             13.8        13.1       11.2
Stockholder's Equity:
Common stock, without par value
  (issued and outstanding - 2,500
 shares owned by John Deere
 Credit Company)                  112.8       112.8      112.8
Retained earnings                 592.6       580.3      533.6


Total stockholder's equity        705.4       693.1      646.4


TOTAL                          $5,380.7    $5,250.8    $4,670.6

See Notes to Interim Financial Statements

     JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
     Condensed Statement of Consolidated Cash Flows
                    (UNAUDITED)
                    (In millions of dollars)

                                        Three Months Ended
                                             January 31
                                          1996          1995
Cash Flows from Operating Activities:
Net income                              $  32.3         $  27.4
Adjustments to reconcile net income
 to net cash provided by
 operating activities                      (2.1)           (8.4)


Net cash provided by operating
 activities                                30.2            19.0

Cash Flows from Investing Activities:
Cost of receivables and leases
 acquired                               (1,241.7)        (996.8)
Collections of receivables                1047.9          804.7


Proceeds from sales of receivables           2.9
Other                                       47.5           32.0
Net cash used for investing activities    (143.4)        (160.1)

Cash Flows from Financing Activities:
Increase in notes payable to others       436.6          520.2


Change in receivable/payable with
 Deere & Company                         (341.3)         (37.7)
Proceeds from long-term borrowings         50.0           90.0
Principal payment on long-term
 borrowings                               (48.0)         (217.0)
Dividend paid                             (20.0)          (15.0)

 Net cash provided by financing
 activities                                77.3           340.5

Net increase (decrease)
 in cash and cash equivalents            (35.9)           199.4
Cash and cash equivalents at
 beginning of period                     164.3             42.9
Cash and cash equivalents at end
 of period                              $128.4           $242.3



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

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-
  owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States.
  The Company also purchases and finances certain agricultural and industrial retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies (recreational product retail notes).  The
Company also leases
  equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets
(revolving charge
  accounts), and provides wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John
Deere engines
  and John Deere industrial equipment owned by dealers of those products
  (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called
Receivables.
  Receivables and operating leases are collectively called
Receivables and
  Leases.

(3)    The consolidated ratio of earnings to fixed charges was
1.74 to 1 during the
  first three months this year compared with 1.76 to 1 in the comparable period
  of 1995.   Earnings  consist of income before income taxes and
changes in
  accounting to which are added fixed charges.   Fixed charges
consist of
  interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

Item 2.     Management s Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Acquisitions of Receivables and Leases by the Company during the first quarter of
1996, totaled $1.242 billion, an increase of 25 percent, compared with acquisitions of $997 million during the first quarter of 1995. Acquisitions in all categories were higher in the first quarter of 1996 compared to the same period last year.

Retail notes acquired by the Company, during the first three months of 1996, totaled
$834 million, an increase of 19 percent, compared with acquisitions of $703 million during the same period last year. Retail note acquisitions from John Deere increased by approximately $97 million, or 15 percent, for the three months ended January 31,
1996 compared with the same period last year, primarily due to higher retail sales of
John Deere agricultural and industrial equipment. Note acquisitions from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes increased
$20 million in the first quarter of 1996 as compared to the first quarter of 1995. The increase in recreational product retail notes was primarily due to a $19 million increase in recreational vehicle and yacht acceptances.

At January 31, 1996, the amount of retail notes held by the Company was $4.024 billion compared with $3.825 billion at October 31, 1995 and $3.484 billion at
January 31, 1995. Within this category, recreational product notes totaled $863 million, $865 million and $790 million at January 31, 1996, October 31, 1995 and
January 31, 1995, respectively. Retail notes increased during the first quarter of
1996 as the cost of retail notes acquired exceeded collections by $203 million.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.970 billion at January 31, 1996, $4.987 billion at
October 31, 1995, and $4.437 billion at January 31, 1995.  At
January 31, 1996,
the unpaid balance of retail notes previously sold was $947 million compared with $1.162 billion at October 31, 1995 and $952 billion at January 31, 1995. The Company's maximum exposure under all retail note recourse provisions at January 31, 1996 was $177 million.

Revolving charge accounts receivable totaled $444 million at January 31, 1996 compared with $510 million at October 31, 1995 and $381 million at January 31,
1995. This balance at January 31, 1996 included $222 million of Farm Plan receivables and $217 million of John Deere Credit Revolving Plan receivables compared with $180 million and $201 million, respectively, at January 31, 1995.
Acquisitions increased 21 percent in the first quarter of 1996 compared with the same period last year, due primarily to increased volumes of Farm Plan receivable acquisitions. The decline in revolving charge accounts receivable from October 31,
1995 was due to normal seasonal factors associated with the business.

The portfolio of financing leases totaled $149 million at January
31, 1996 and at
October 31, 1995 and $126 million at January 31, 1995. The investment in operating leases was $151 million, $140 million and $121 million at January 31, 1996, October
31, 1995 and January 31, 1995, respectively. The Company also administers municipal leases owned by Deere & Company which totaled $18 million at January
31, 1996, $21 million at October 31, 1995, and $34 million at
January 31, 1995.
The Company discontinued selling municipal leases to Deere &
Company as of
November, 1, 1994.

Wholesale notes receivable totaled $322 million at January 31, 1996, $298 million at
October 31, 1995 and $176 million at January 31, 1995. Wholesale note acquisitions increased 57 percent, reflecting growth in acquisitions of manufacturing housing, industrial wholesale and yacht notes.

Total Receivables and Leases financed by the Company were $5.089 billion at January
31, 1996, $4.922 billion at October 31, 1995 and $4.288 billion at January 31,
1995. Comparable Receivables and Leases administered by the Company were
$6.054 billion, $6.105 billion and $5.275 billion, respectively.

The balance (principal plus accrued interest) of retail notes held with any installment
60 days or more past due remained low with $49 million past due at January 31,
1996 compared with $33 million at October 31, 1995 and $36 million at January 31,
1995. The amount of retail note installments 60 days or more past due was $8.3 million at January 31, 1996, $6.1 million at October 31, 1995 and $7.4 million at
January 31, 1995. These past-due installments represented .21 percent of the unpaid balance of retail notes held at both January 31, 1996 and at January 31, 1995 and
 .16 percent at October 31, 1995.

The balance of revolving charge accounts past due 60 days or more was $11.0 million, $7.1 million and $7.7 million at January 31, 1996, October 31, 1995 and
January 31, 1995, respectively. These past-due amounts represented 2.47 percent,
1.40 percent and 2.03 percent of the revolving charge accounts receivable held at those respective dates.

The balance of financing and operating lease payments 60 days or more past due was
$1.4 million at January 31, 1996, $.8 million at October 31, 1995 and $1.2 million at January 31, 1995. These past-due installments represented .47 percent, .28
percent and .49 percent of the investment in financing and operating leases at those respective dates.

Receivable and Lease amounts 60 days or more past due were $20.8 million at
January 31, 1996 compared with $14.1 million at October 31, 1995 and $16.3
million at January 31, 1995.  These past-due amounts represent
 .41 percent, .29
percent and .38 percent of the total Receivables and Leases held at those same dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $122 million at January 31, 1996 compared with $127 million at October 31, 1995 and $110 million at January 31, 1995.

The Company's
allowance for credit losses on all Receivables and Leases financed totaled $84 million at both January 31, 1996 and October 31, 1995 and $80 million at
January 31,
1995. This allowance for credit losses represented 1.7 percent of the unpaid balance of Receivables and Leases financed at both January 31, 1996 and October 31, 1995 and 1.9 percent at January 31, 1995.

Net income for the first quarter of 1996 was $32.3 million compared with $27.4 million in the same period last year. Net income for the quarter was favorably affected by a larger average portfolio financed slightly offset by lower financing spreads compared with a year ago. The average balance of Receivables and Leases financed was 19 percent higher in the first quarter of 1996 compared with the same period last year.

Revenues totaled $150.7 million in the first quarter of 1996, a 19 percent increase compared with revenues of $126.2 million last year. Revenues increased in all product categories primarily due to larger average portfolios financed. Revenues on variable rate retail installment contracts and Farm Plan receivables are also affected by changes in a certain bank's base rate. The average balance of Receivables and Leases financed was 19 percent higher in the first three months of this year. The ratio of earnings to fixed charges was 1.74 to 1 for the first quarter of 1996 compared with
1.76 to 1 in the same period of 1995.

Interest expense for the first quarter increased from $55.1 million last year to $66.3 million in 1996, primarily as a result of higher borrowings required to finance the average Receivable and Lease portfolios.
Total average
borrowings, during the first
quarter of 1996, were $4.359 billion, a 21 percent increase from last year's first quarter average borrowings of $3.606 billion.
Sales, administration
and general expenses increased $3.4 million during the quarter, primarily as a result of higher costs associated with the larger portfolio administered.

During the first quarter of 1996, the provision for credit losses totaled $5.9 million compared with $5.0 million in the same period last year. The increase during the first quarter of 1996 was primarily due to continued growth in the portfolio coupled with slightly higher levels of receivable write-offs. Write-offs of Receivables and Leases financed were $5.7 million during the first quarter of 1996 compared with $5.3 million last year.


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

During the first quarter of 1996, the aggregate cash provided by operating and financing activities was used to increase Receivables and Leases.

Cash provided from
operating activities was $30 million in the current quarter. Financing activities provided $77 million during the first quarter of 1996, resulting from a $97 million increase in total borrowings, which was partially offset by a $20 million dividend payment. Cash used for investing activities totaled $143 million in the current quarter, primarily because the cost of Receivables and Leases acquired exceeded the collections. Cash and cash equivalents also decreased $36 million during the quarter.


During the first quarter of 1995, the aggregate cash provided by operating and financing activities was used to increase Receivables and Leases and cash and cash equivalents. Cash provided from operating activities was $19 million in the first quarter of 1995. Financing activities provided $340 million during the first quarter of
1995, resulting from a $355 million increase in total borrowings, which was partially offset by a $15 million dividend payment. Cash used for investing activities totaled
$160 million in the first quarter of 1995, primarily because the cost of Receivables and
Leases acquired exceeded the collections. Cash and cash equivalents increased $199 million during the first quarter of 1995.

Total interest-bearing indebtedness amounted to $4.361 billion at January 31, 1996 compared with $4.264 billion at October 31, 1995 and $3.706 billion at January 31,
1995, generally corresponding with the level of Receivables and Leases financed.
Total short-term indebtedness amounted to $2.838 billion at January 31, 1996 compared with $2.791 billion at October 31, 1995 and $2.623 billion at January 31,
1995. Total long-term indebtedness amounted to $1.523 billion, $1.473 billion and
$1.083 billion at January 31 1996, October 31, 1995 and January
31, 1995,
respectively. The ratio of total interest-bearing debt to stockholder s equity was 6.2 to 1, 6.2 to 1 and 5.7 to 1 at January 31, 1996, October 31, 1995 and January 31,
1995, respectively.

In the first quarter of 1995, the Company issued $50 million and retired $48 million of medium-term notes. There were no issuances or retirements of long-term debt during the current quarter.

At January 31, 1996, the Capital Corporation, Deere & Company,
John Deere Limited
(Canada) and John Deere Finance Limited (Canada), jointly, maintained $4.008 billion of unsecured lines of credit with various banks in North America and overseas, $911 million of which was unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John
Deere Finance Limited (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion.
An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company paid a cash dividend to John Deere Credit Company of $20 million in the first quarter of 1996. John Deere Credit Company paid a comparable dividend to
Deere & Company.

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

                 (b)       Reports on Form 8-K.

  Current report on Form 8-K dated November 30, 1995 (items 5 and
7).
                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       JOHN DEERE CAPITAL CORPORATION

Date:  6 March 1996      By:  /s/ R. W. Lane
                              R. W. Lane
                              Vice President
                              (Principal Financial Officer)

INDEX TO EXHIBITS




Exhibit                                                Page No.

(12)Computation of ratio of earnings to fixed charges.      15

(27)Financial data schedule                                 16

(99)Part I of Deere & Company Form 10-Q for the quarter ended January 31, 1996 (Securities and Exchange Commission file no. 1-4121).*


                       __________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.