Form 10-Q
period 1996-04-30
DEERE JOHN CAPITAL CORP
filed 1996-06-07
CIK 27673

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 1996

                        Commission file no: 1-6458
                      ______________________________

                      JOHN DEERE CAPITAL CORPORATION

          Delaware                           36-2386361
      (State of incorporation)            (IRS employer identification no.)


                      1 East First Street, Suite 600
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

At April 30, 1996, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere
Credit Company,
a wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.
________________________________________________________________________
                            Page 1 of 17 Pages.
                       Index to Exhibits:  Page 15.

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Three Months Ended
                                                April 30
                                            1996       1995

Revenues:
 Finance income earned on retail notes     $ 95.6    $ 87.4
 Revolving charge account income             21.2      18.3
 Lease revenues                              15.1      12.2
 Finance income earned on wholesale notes     8.6       5.5
 Net gain on retail notes sold                9.8      10.4
 Interest income from short-term investments  2.8       2.6
 Securitization and servicing fee income      9.5       7.0
 Other income                                 5.0        .9
     Total revenues                         167.6     144.3

Expenses:
 Interest expense                            67.6      60.6
 Administrative and operating expenses       22.9      19.3
 Provision for credit losses                 10.0       6.5
 Fees paid to Deere & Company                 1.3       1.3
 Depreciation of equipment on
   operating leases                           7.6       5.3
      Total expenses                        109.4      93.0

Income before Income Taxes                   58.2      51.3
Provision for Income Taxes                   20.3      18.0
Net Income                                 $ 37.9    $ 33.3

______________

See Notes to Interim Financial Statements

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                Condensed Statement of Consolidated Income
                                (UNAUDITED)
                         (In millions of dollars)

                                           Six Months Ended
                                               April 30
                                            1996       1995

Revenues:
 Finance income earned on retail notes     $187.7    $166.6
 Revolving charge account income             42.7      37.0
 Lease revenues                              27.8      23.1
 Finance income earned on wholesale notes    16.2       9.5
 Net gain on retail notes sold               10.1      10.7
 Interest income from short-term
investments                                   5.6       5.4
 Securitization and servicing fee income     20.9      16.5
 Other income                                 7.3       1.7
     Total revenues                         318.3     270.5

Expenses:
 Interest expense                           133.9     115.7
 Administrative and operating expenses       43.2      36.7
 Provision for credit losses                 15.9      11.5
 Fees paid to Deere & Company                 3.2       2.6
 Depreciation of equipment on
   operating leases                          14.2      10.5
      Total expenses                        210.4     177.0

Income before Income Taxes                  107.9      93.5
Provision for Income Taxes                   37.7      32.8
Net Income                                 $ 70.2    $ 60.7

______________

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (UNAUDITED)
                         (In millions of dollars)

                                 Apr 30    Oct 31    Apr 30
                                  1996      1995      1995
ASSETS
Cash and Cash Equivalents        $  168.1  $  164.3  $  307.0
Receivables and Leases:
  Retail notes                    3,684.8   3,824.9   2,972.2
  Revolving charge accounts         468.8     510.2     409.9
  Financing leases                  153.7     149.3     135.2
  Wholesale notes                   380.9     298.1     225.0
    Total receivables             4,688.2   4,782.5   3,742.3
  Equipment on operating leases     199.5     139.5     128.1
    Total receivables and leases  4,887.7   4,922.0   3,870.4
  Allowance for credit losses       (82.1)    (84.2)    (74.4)
    Total receivables and
   leases - net                   4,805.6   4,837.8   3,796.0

Other Receivables                   183.4     183.4     214.3
Other Assets                         64.7      65.3      66.4
   TOTAL                         $5,221.8  $5,250.8  $4,383.7


LIABILITIES AND STOCKHOLDER'S EQUITY
Short-Term Borrowings:
  Commercial paper               $2,208.1  $1,986.7  $1,524.6
  Deere & Company                    33.5     460.1     328.4
  Current maturities of long-term
    borrowings                      248.5     343.9     205.5
    Total short-term borrowings 2,490.1 2,790.7 2,058.5 Accounts Payable and Accrued
  Liabilities                       221.0     154.4     191.2
Deposits Withheld from Dealers and
  Merchants                         125.4     126.6     115.0
Long-Term Borrowings:
  Notes and debentures            1,320.6   1,172.9   1,023.7
  Subordinated debt                 300.0     300.0     300.0
    Total long-term borrowings 1,620.6 1,472.9 1,323.7 Retirement Benefit Accruals &
  Other Liabilities                 21.5      13.1      15.6
Stockholder's Equity:
  Common stock, without par value
    (authorized, issued and
    outstanding - 2,500 shares owned
    by John Deere Credit Company)   112.8     112.8     112.8
  Retained earnings                 630.4     580.3     566.9
    Total stockholder's equity      743.2     693.1     679.7
     TOTAL                       $5,221.8  $5,250.8  $4,383.7

See Notes to Interim Financial Statements

              JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
              Condensed Statement of Consolidated Cash Flows
                                (UNAUDITED)
                         (In millions of dollars)


                                      Six Months Ended
                                         April 30
                                         1996      1995
Cash Flows from Operating Activities:

  Net income                          $   70.2  $  60.7
  Adjustments to reconcile net income
   to net cash provided by
   operating activities                   30.1     (3.6)

     Net cash provided by operating
   activities                            100.3     57.1
Cash Flows from Investing Activities:

  Cost of receivables and leases
   acquired                           (2,607.1) (2,145.9)
  Collections of receivables           1,978.0   1,569.9
  Proceeds from sales of
   receivables                           610.3     723.4
  Other                                   95.5      43.3
     Net cash provided by (used for)
   investing activities                   76.7     190.7

Cash Flows from Financing Activities:
  Increase (decrease) in notes
   payable to others                     221.4     (56.2)
  Change in receivable/payable with
   Deere & Company                      (426.6)    225.8
  Proceeds from the issuance of
   long-term borrowings                  175.0     405.0
  Principal payment on long-term
   borrowings                           (123.0)   (543.3)
  Dividends paid                         (20.0)    (15.0)

     Net cash provided by (used for)
   financing activities                 (173.2)     16.3
Net increase (decrease) in cash and
   cash equivalents                        3.8     264.1
Cash and cash equivalents at beginning
   of period                             164.3      42.9
Cash and cash equivalents at end
   of period                          $  168.1  $  307.0
_______________

See Notes to Interim Financial Statements
Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its wholly owned subsidiaries, Deere Credit, Inc. (DCI), Deere Credit Services, Inc. (DCS), Farm Plan Corporation (FPC), John Deere
   Receivables, Inc. (JDRI), John Deere Funding Corporation
   (JDFC) and Arrendadora John Deere, S.A. de C.V. (AJD) (collectively referred to as the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2) In April 1996, the Capital Corporation expanded its operations by forming two additional subsidiaries, John Deere Funding
   Corporation (JDFC) and Arrendadora John Deere, S.A. de C.V.
   (AJD). JDFC was established as a limited-purpose subsidiary to be used in certain financing transactions of the Company.
   AJD will offer leasing products for new John Deere agricultural and industrial equipment purchased from John
   Deere dealer organizations located in Mexico. AJD may also consider other types of products to lease in the future, including Lawn & Grounds Care Equipment.

(3) The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances certain agricultural and industrial retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and recreational marine product retail notes acquired from independent dealers of those products, and from marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services unsecured revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines and John Deere industrial equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(4) The consolidated ratio of earnings to fixed charges was 1.85 to 1 for the second quarter of 1996 compared with 1.84 to 1 in the same period last year, and 1.80 to 1 during the first six months of 1996 and 1995. "Earnings" consist of income before income taxes, the cumulative effect of and changes in accounting and to which are added fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(5) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

Item 2.     Management s Discussion and Analysis of Financial
            Condition and Results of Operations.

Results of Operations

Acquisitions of Receivables and Leases by the Company during the first six months of 1996 totaled $2.607 billion, an increase of 21 percent over the acquisitions of $2.146 billion reported during the first six months of 1995. For the second quarter of 1996, the Company reported acquisitions of Receivables and Leases of $1.365 billion, a 19 percent increase over the $1.149 billion reported for the second quarter of 1995.

Retail notes acquired by the Company, during the first six months of 1996, totaled $1.586 billion, an increase of 12 percent, compared with acquisitions of $1.416 billion during the same period last year. Retail note acquisitions from John Deere increased
$154 million, or 12 percent, for the six months ended April 30, 1996, compared with the same period last year due to higher retail sales of John Deere equipment. Retail note acquisitions from John Deere continued to represent a significant portion of the total United States retail sales of John Deere equipment. Acquisitions of recreational product retail notes decreased $4 million to $131 million, compared to the $135 million for the same period last first six months of last year as rates in these markets remain very competitive.

During the second quarter of 1996, total retail note acquisitions increased six percent to $752 million compared with $713 million in the same quarter of 1995. Retail note acquisitions from John Deere increased by $57 million, or nine percent, in the second quarter of 1996. Acquisitions of recreational product retail notes decreased $23 million in the second quarter of 1996 when as compared to the same period in 1995. This decrease in acquisitions of recreational product retail notes can be attributed to aggressive competitive pricing.

At April 30, 1996, the amount of retail notes held by the Company was $3.685 billion compared with $3.825 billion at October 31, 1995 and $2.972 billion at April 30, 1995. Within this category, recreational product retail notes totaled $863 million, $865 million and $832 million, respectively.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $4.909 billion at April 30, 1996, $4.987 billion at October 31, 1995, and $4.440 billion at April 30, 1995. At April 30, 1996, the unpaid balance of retail notes previously sold was $1.224 billion compared with $1.162 billion at October 31, 1995 and $1.468 million at April 30, 1995. The Company s maximum exposure under all retail note recourse provisions at April 30, 1996 was $180 million.

Revolving charge accounts receivable totaled $469 million at April 30, 1996 compared with $510 million at October 31, 1995 and $410 million at April 30, 1995. Acquisitions increased 14 percent in the second quarter of 1996 and 17 percent in the first six months of 1996 compared with the same periods last year, primarily reflecting the increased volume of Farm Plan receivable acquisitions. The balance of revolving charge accounts receivable also increased in the first six months of 1996 due to the growth in both the Farm Plan portfolio. Farm Plan and John Deere Credit Revolving Plan receivables at April 30, 1996 were $258 million and $211 million, respectively, compared to $211 million and $199 million, respectively, a year ago.

The portfolio of financing leases totaled $154 million at April 30, 1996 compared with $149 million at October 31, 1995 and $135 million at April 30, 1995. The investment in operating leases was $200 million, $140 million and $128 million, respectively. The Company also administers municipal leases owned by John Deere which totaled $15 million at April 30, 1996, $21 million at October 31, 1995 and $30 million at April 30, 1995. The Company has not sold any additional municipal leases to John Deere since October 1994.

Wholesale notes receivable totaled $381 million at April 30, 1996, $298 million at October 31, 1995 and $225 million at April 30, 1995. Wholesale note acquisitions increased 59 percent during the first six months of 1996, and 1995, reflecting growth in acquisitions of manufactured housing, industrial and yacht markets.

Receivables and Leases acquired totaled $2.607 billion during the first six months of 1996, a 21 percent increase compared with acquisitions of $2.146 billion during the same period of 1995.

Total Receivables and Leases financed by the Company financed by the Company were $4.888 billion at April 30, 1996, $4.922 billion at October 31, 1995 and $3.870 billion at April 30, 1995. Comparable Receivables and Leases administered by the Company were $6.127 billion, $6.105 billion and $5.368 billion, respectively.

The balance (principal plus accrued interest) of retail notes held with any installment 60 days or more past due was $53 million at April 30, 1996 compared with $33 million at both October 31, 1995 and April 30, 1995. The amount of retail note installments 60 days or more past due was $11.7 million at April 30, 1996, $6.1 million at October 31, 1995 and $7.3 million at April 30, 1995. These past-due installments represented .32 percent of the unpaid balance of retail notes held at April 30, 1996, .16 percent at October 31, 1995 and .25 percent at April 30, 1995.

The balance of revolving charge accounts 60 days or more past due was $10.2 million, $7.71 million and $6.0 million at April 30, 1996, October 31, 1995 and April 30, 1995, respectively. These past-due amounts represented 2.17 percent, 1.40 percent and 1.47 percent of the revolving charge accounts receivable held at those respective dates.

The balance of financing and operating lease payments 60 days or more past due was $1.5 million at April 30, 1996, $.8 million at October 31, 1995 and $1.1 million at April 30, 1995. These past-due installments represented .44 percent, .28 percent and .41 percent of the investment in financing and operating leases at those respective dates.

Total Receivable and Lease amounts 60 days or more past due were $23.5 million at April 30, 1996, compared with $14.1 million at October 31, 1995 and $14.5 million at April 30, 1995. These past-due amounts represent .48 percent, .29 percent and .38 percent of the total Receivables and Leases held at those dates.

Past due amounts as of April 30, 1996 are higher than October 31, 1995 due to the large number of annual pay contracts that became due during the winter months. Past due amounts as of April 30, 1996 are also higher than the comparable period last year. However, these amounts, as a percentage of total Receivables and Leases held, compare favorably with prior periods.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $125 million at April 30, 1996 compared with $127 million at October 31, 1995 and $115 million at April 30, 1995. The Company s allowance for credit losses on all Receivables and Leases financed totaled $82 million at April 30, 1996, $84 million at October 31, 1995 and $74 million at April 30, 1995.
This allowance for credit losses represented 1.7 percent of the unpaid balance of Receivables and Leases financed at April 30, 1996 and at October 31, 1995, and 1.9 percent at April 30, 1995.

Net income was $37.9 million for the second quarter of 1996 and $70.2 million for the first six months of 1996 compared with $33.3 million and $60.7 million, respectively, last year. Net income for both the second quarter and the first six months of 1996 was favorably affected by a larger average Receivables and Leases portfolio financed, partially offset by lower financing spreads. The average balance of Receivables and Leases financed was 20 percent higher in both the second quarter and the first six months of 1996 compared with the same periods last year.

Revenues totaled $167.6 million and $144.3 $318.3 million for the second quarter and for the first six months of 1996, respectively, compared to $144.3 million and $270.5 million for the same periods a year ago. Revenues increased due to a larger average portfolio financed a higher overall yield on the receivables held, a larger average portfolio financed and increased securitization and servicing fee income. The increase in other income from $1.7 million in 1995 to $7.3 million in 1996 was primarily due to gains on the sale of equipment previously on operating leases. The ratio of earnings to fixed charges was 1.85 to 1 for the second quarter of 1996 compared with 1.84 to 1 in the same period last year and
1.80 to 1 in the first six months of both 1996 and 1995., and was
1.85 to 1 for the second quarter of 1996 compared with 1.84 to 1 in the same period last year and 1.80 to 1 in the first six months of both 1996 and 1995.

Revolving charge account income and lease revenues were higher in the second quarter and the first six months of 1996 and for the second quarter compared with the same periods in 1995, due primarily to the higher average portfolios of revolving charge receivables and leases portfolios financed this year. Finance income earned on wholesale notes was up $3.1 million in the second quarter and $6.7 million during the first half of 1996 compared to the same periods one year ago. Increases in finance income earned on wholesale notes can be attributed to the continued growth in the manufactured housing, industrial and yacht markets.

Interest expense for the second quarter was up from $60.6 million last year to $67.6 million in 1996. Interest expense for the first six months of 1996 was $133.9 million compared with $115.7 million during the first half of 1995. The increases in interest expense during the second quarter and the first six months of 1996 were as a result of higher average medium-term borrowings and the issuance of commercial paper required to finance the higher average Receivable and Lease portfolios. Total average borrowings during the second quarter and the first half of 1996 were $4.419 billion and $4.389 billion, respectively, a 23 percent increase from last year s second quarter average borrowings of $3.597 billion and a 22 percent increase from the first half of 1995 average borrowings of $3.602 billion.

Administrative and operating expenses increased by 19 percent, to $22.9 million, in the second quarter of 1996, compared to $19.3 million for the same period in 1995. In the first six months of 1996, administrative and operating expenses totaled $43.2 million, an increase of 18 percent, from the $36.7 million reported for the first six months of 1995. These increases can generally be attributed to the costs necessary to administer the larger portfolio.

During the second quarter of 1996, the provision for credit losses totaled $10.0 million compared with $6.5 million in the same period last year. The increase in the provision for credit losses during the first six months of 1996 was due primarily to the growth in the Company s portfolio of Receivables and Leases. Write-offs of Receivables and Leases financed were $7.7 million during the second quarter of 1996 compared with $7.3 million last year and were $13.4 million during the first half of 1996 compared with $12.6 million last year.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The
Company s primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes. The Company s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit. For information regarding John Deere and its business, see Exhibit 99.

The Company s ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company s ability to sell or "securitize" these assets. Asset-liability risk is also actively managed to minimize exposure to interest rate fluctuations.

The Company s business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last half of the fiscal year.

During the first six months of 1996, $100 million of cash provided by operating activities and $77 million provided by investing activities were primarily used for financing activities. The $77 million provided from investing activities was due to the $610 million of proceeds from the sale of retail notes and $96 million from other investing activities mainly due to collections on receivables previously sold that are temporarily being held for payment to the owners. These investing cash inflows were partially partially offset by the acquisitions of Receivables and Leases exceeding collections by $629 million. Financing activities used $173 million during the first six months of 1996, resulting from a $426 million decrease in payables to John Deere and a $20 million dividend payment to its parent, which were partially offset by a $273 million increase in borrowings from others. Cash and cash equivalents increased $4 million during the first six months of 1996.

During the first six months of 1995, the aggregate cash provided by operating, investing, and financing activities increased cash and cash equivalents. Cash provided by operating activities was $57 million in the first six months of 1995. Cash provided by investing activities totaled $191 million in the first six months of 1995, primarily due to the $723 million of proceeds from the sale of retail notes, which was partially offset by the acquisitions of Receivables and Leases exceeding collections by $576 million. Financing activities provided $16 million during the first six months of 1995, resulting from a temporary $226 million increase in payables to John Deere, which was somewhat offset by a $195 million decrease in outside borrowings and a $15 million dividend payment to its parent. Cash and cash equivalents increased $264 million during the first six months of 1995.

Total interest-bearing indebtedness amounted to $4.111 billion at April 30, 1996 compared with $4.264 billion at October 31, 1995 and $3.382 billion at April 30, 1995, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. The ratio of total interest-bearing debt to stockholder s equity was 5.5 to 1, 6.2 to 1 and 5.0 to 1 at April 30, 1996, October 31, 1995 and April 30, 1995, respectively.

During the first six months of this year, the Company issued $175 million and retired $123 million of medium-term notes.

At April 30, 1996, the Company and John Deere, jointly, maintained $4.208 billion unsecured lines of credit with various banks in North America and overseas, $1.187 billion of which were unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.675 billion. An annual facility fee on the credit agreement is charged to the Company based on utilization.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $20 million in the first quarter of 1996. John Deere Credit Company paid a comparable dividend to Deere & Company. In June 1996, the Capital Corporation declared a dividend of $15 million to John Deere Credit Company, which, in turn, declared a dividend of $15 million to Deere & Company, each payable in June 1996.

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

          (b)    Reports on Form 8-K.

                 Current report on Form 8-K dated February 15,
                 1996 (items 5 and 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JOHN DEERE CAPITAL CORPORATION


Date:  June 6, 1996                  By:/s/ R. W. Lane
                                   R. W. Lane
                                   Vice President
                                   (Principal Financial Officer)

                         INDEX TO EXHIBITS




Exhibit                                                  Page No.

(12)        Computation of ratio of earnings to fixed charges.           16

(27)        Financial data schedule.                                     17

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 1996 (Securities and Exchange
            Commission file number 1-4121).*









__________________________
*Incorporated by reference.
Copies of these exhibits are available from the Company upon request.