Form 10-Q
period 1996-07-31
DEERE JOHN CAPITAL CORP
filed 1996-08-30
CIK 27673

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    ---------
                                    FORM 10-Q
                                    ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996

                           Commission file no: 1-6458
                           --------------------------

                         JOHN DEERE CAPITAL CORPORATION


       DELAWARE                                             36-2386361
(State of incorporation)                       (IRS employer identification no.)



                         1 EAST FIRST STREET, SUITE 600
                               RENO, NEVADA  89501
                    (Address of principal executive offices)

                        Telephone Number:  (702) 786-5527
                        ---------------------------------



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
   -----   -----

       At July 31, 1996, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

       The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                               Page 1 of 18 Pages
                           Index to Exhibits:  Page 16

                        PART I.    FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                THREE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                   JULY 31         JULY 31
                                                ---------------  --------------
                                                1996     1995    1996    1995
                                                ------   ------  ------  ------
REVENUES:
  Finance income earned on retail notes         $ 89.4   $ 78.6  $277.1  $245.2
  Revolving charge account income                 24.9     22.2    67.6    59.1
  Lease revenues                                  18.1     12.2    45.9    35.4
  Finance income earned on wholesale notes         9.8      6.5    26.0    16.0
  Net gain on retail notes sold                     .5       .3    10.6    11.1
  Interest income from short-term investments      3.1      3.1     8.7     8.4
  Securitization and servicing fee income         11.0      8.6    31.9    25.1
  Other income                                     1.9      1.1     9.2     2.7
                                                ------   ------  ------  ------
      TOTAL REVENUES                             158.7    132.6   477.0   403.0
                                                ------   ------  ------  ------
                                                ------   ------  ------  ------

EXPENSES:
  Interest expense                                66.8     57.8   200.7   173.5
  Administrative and operating expenses           22.8     18.3    66.0    55.1
  Provision for credit losses                      8.5      9.4    24.4    20.9
  Fees paid to John Deere                          1.5      1.0     4.7     3.6
  Depreciation of equipment on operating
  leases                                           9.4      5.6    23.6    16.0
                                                ------   ------  ------  ------
      TOTAL EXPENSES                             109.0     92.1   319.4   269.1
                                                ------   ------  ------  ------
                                                ------   ------  ------  ------

Income before Income Taxes                        49.7     40.5   157.6   133.9
Provision for Income Taxes                        17.4     14.2    55.1    46.9
                                                ------   ------  ------  ------
NET INCOME                                      $ 32.3   $ 26.3  $102.5  $ 87.0
                                                ------   ------  ------  ------
                                                ------   ------  ------  ------

See Notes to Interim Financial Statements

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                (IN MILLIONS OF DOLLARS EXCEPT NUMBER OF SHARES)

                                              JUL 31       OCT 31      JUL 31
                                               1996         1995        1995
                                              ------       ------      ------
              ASSETS
CASH AND CASH EQUIVALENTS                   $  168.1     $  164.3    $  153.5
RECEIVABLES AND LEASES:
  Retail notes                               3,988.3      3,824.9     3,411.0
  Revolving charge accounts                    546.4        510.2       482.9
  Financing leases                             162.7        149.3       143.9
  Wholesale notes                              443.0        298.1       251.1
                                             -------      -------     -------
      TOTAL RECEIVABLES                      5,140.4      4,782.5     4,288.9
                                             -------      -------     -------
                                             -------      -------     -------
  Equipment on operating leases                240.8        139.5       132.1
      TOTAL RECEIVABLES AND LEASES           5,381.2      4,922.0     4,421.0
                                             -------      -------     -------
                                             -------      -------     -------
  Allowance for credit losses                  (84.1)       (84.2)      (79.5)
      TOTAL RECEIVABLES AND LEASES - NET     5,297.1      4,837.8     4,341.5
                                             -------      -------     -------
                                             -------      -------     -------
OTHER RECEIVABLES                              172.3        183.4       178.7
OTHER ASSETS                                    66.3         65.3        64.4
                                             -------      -------     -------
      TOTAL                                 $5,703.8     $5,250.8    $4,738.1
                                             -------      -------     -------
                                             -------      -------     -------

    LIABILITIES AND STOCKHOLDER'S EQUITY
SHORT-TERM BORROWINGS:
  Commercial paper                          $2,229.7     $1,986.7    $2,041.2
  John Deere                                   192.5        460.1       100.2
  Current maturities of long-term borrowings   778.5        343.9       225.5
                                             -------      -------     -------
      TOTAL SHORT-TERM BORROWINGS            3,200.7      2,790.7     2,366.9
                                             -------      -------     -------
                                             -------      -------     -------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       146.2        154.4       136.6
DEPOSITS WITHHELD FROM DEALERS AND MERCHANTS   129.0        126.6       120.1
LONG-TERM BORROWINGS:
  Notes and debentures                       1,145.7      1,172.9     1,113.8
  Subordinated debt                            300.0        300.0       300.0
                                             -------      -------     -------
      TOTAL LONG-TERM BORROWINGS             1,445.7      1,472.9     1,413.8
                                             -------      -------     -------
                                             -------      -------     -------
RETIREMENT BENEFIT ACCRUALS AND OTHER
 LIABILITIES                                    21.6         13.1        14.7
STOCKHOLDER'S EQUITY:
  Common stock, without par value (issued
  and outstanding - 2,500 shares owned by
  John Deere Credit Company)                   112.8        112.8       112.8
  Retained earnings                            647.8        580.3       573.2
      TOTAL STOCKHOLDER'S EQUITY               760.6        693.1       686.0
                                             -------      -------     -------
        TOTAL                               $5,703.8     $5,250.8    $4,738.1
                                             -------      -------     -------
                                             -------      -------     -------

See Notes to Interim Financial Statements

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                           NINE MONTHS ENDED
                                                                 JULY 31
                                                          -------------------
                                                            1996        1995
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 102.5     $  87.0
  Adjustments to reconcile net income to net cash
    provided by operating activities                         53.4        24.8
                                                          -------     -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES              155.9       111.8
                                                          -------     -------
                                                          -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of receivables and leases acquired                (4,009.6)   (3,290.8)
  Collections of receivables                              2,862.6     2,181.2
  Proceeds from sales of receivables                        622.6       726.3
  Other                                                      24.8       (12.6)
                                                          -------     -------
     NET CASH USED FOR INVESTING ACTIVITIES                (499.6)     (395.9)
                                                          -------     -------
                                                          -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in commercial paper                              243.0       460.4
  Change in receivable/payable with John Deere             (267.5)       (2.4)
  Proceeds from long-term borrowings                        550.0       515.0
  Principal payments on long-term borrowings               (143.0)     (543.3)
  Dividends paid                                            (35.0)      (35.0)
                                                          -------     -------
     NET CASH  PROVIDED BY FINANCING ACTIVITIES             347.5       394.7
                                                          -------     -------
                                                          -------     -------


Net increase in cash and cash equivalents                     3.8       110.6
Cash and cash equivalents at beginning of period            164.3        42.9
                                                          -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 168.1     $ 153.5
                                                          -------     -------
                                                          -------     -------

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

(2) In June 1996, Deere & Company renamed its "Lawn & Grounds Care Division" to "Commercial and Consumer Equipment Division." The Commercial and Consumer Equipment Division consists of lawn and garden products, consumer products (including the new Sabre-branded product line), commercial grounds care products and commercial worksite products. The Company's lending divisions are not strictly organized along the lines of the Deere equipment manufacturing divisions, accordingly, the Company continues to identify its lending divisions and markets as historically referenced.

(3) The principal business of the Company is providing and administering financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care (commercial and consumer) equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through John Deere retail dealers in the United States. The Company also purchases and finances certain agricultural and industrial retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and yacht retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes).
     The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and marine retail markets (revolving charge accounts), and provides financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines and John Deere industrial equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(4) The consolidated ratio of earnings to fixed charges was 1.74 to 1 for the third quarter of 1996 compared with 1.69 to 1 in the same period last year. The consolidated ratio of earnings to fixed charges was 1.78 to 1 and 1.76 to 1 during the first nine months of 1996 and 1995, respectively. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Net income totaled $32.3 million during the third quarter of 1996 and $102.5 million for the first nine months of 1996 compared with $26.3 million and $87.0 million, respectively, for the same periods of 1995. Net income for both the third quarter and the nine months ended July 31, 1996, were favorably affected by a larger average portfolio financed. The average balance of receivables and leases financed was 24 percent higher in the third quarter of 1996 and 21 percent higher in the first nine months ended July 31, 1996, compared with the same periods in 1995.

Revenues totaled $158.7 million and $477.0 million for the third quarter and for the nine months ended July 31, 1996, respectively, compared to $132.6 million and $403.0 million for the same periods a year ago. Revenues continued to
increase due to the   larger average portfolio financed and increased
securitization and servicing fee income.

Finance income earned on retail notes increased 14 percent to $89.4 million in the third quarter and increased 13 percent to $277.1 million in the first nine months of 1996, compared with $78.6 million and $245.2 million, respectively, last year. Finance income earned on agricultural retail notes was significantly higher in both the third quarter and the nine months ended July 31, 1996, compared with the same periods in 1995, reflecting the impact of a higher average portfolio over last year.

Revolving charge account income and lease revenues were higher in the third quarter and the nine months ended July 31, 1996, compared with the same periods in 1995, due primarily to the higher average portfolios of revolving charge receivables and leases financed this year. Finance income earned on wholesale notes was $3.3 million higher in the third quarter and $10.0 million higher during the nine months ended July 31, 1996, compared to the same periods in 1995. Increases in finance income earned on wholesale notes were attributable to the continued growth in the manufactured housing, industrial and yacht markets.

Gains of $4.0 million on the sale of leased equipment contributed to an increase in other income, from $2.7 million in the first nine months of 1995 to $9.2 million for the same period in 1996.

Interest expense for the third quarter was up from $57.8 million in 1995 to $66.8 million in 1996. Interest expense for the first nine months of 1996 was $200.7 million compared with $173.5 million in the same period of 1995. The increase in interest expense in 1996 was the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Total average borrowings during the third quarter and the first nine months of 1996 were $4.502 billion and $4.427 billion, respectively. Average borrowings totaled $3.614 billion during the third quarter of 1995 and $3.606 billion for the nine months ended July 31, 1995.

Administrative and operating expenses increased to $22.8 million in the third quarter of 1996, compared to $18.3 million for the same period in 1995. For the nine months ended July 31, 1996, administrative and operating expenses totaled $66.0 million, compared to the $55.1 million for the same period in 1995. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as the increasing level of new acceptances.

During the third quarter of 1996, the provision for credit losses totaled $8.5 million compared with $9.4 million in the same period last year. For the nine months ended July 31, 1996, the provision for credit losses totaled $24.4 million, an increase of 17 percent over the $20.9 million provision for credit losses in 1995. The increase in the Company's provision on a year-to-date basis, between 1996 and 1995, was due primarily to the growth in the portfolio of Receivables and Leases.


RECEIVABLE AND LEASE ACQUISITIONS

Receivable and Lease acquisitions by the Company during the third quarter and for the nine months ended July 31, 1996 and 1995 are as follows (dollars in millions):

                                              Three Months
                                             Ended July 31,
                                          -------------------
                                            1996      1995    $ Change  % Change
                                          --------------------------------------
 Retail notes acquired:
   Agricultural equipment                  $   425   $   418   $     7       2%
   Industrial equipment                        110        78        32      41
   Lawn and grounds care equipment              51        36        15      42
   Recreational products                        59        89       (30)    (34)
                                          ------------------------------
       Total retail notes acquired             645       621        24       4
 Revolving charge accounts                     392       329        63      19
 Financing leases                               27        21         6      29
 Wholesale notes                               279       159       120      75
 Equipment on operating leases                  60        15        45     300
                                          ------------------------------
       Total Receivables and Leases
          acquired                         $ 1,403   $ 1,145   $   258      23
                                          ------------------------------
                                          ------------------------------

                                               Nine Months
                                             Ended July 31,
                                          -------------------
                                            1996      1995    $ Change  % Change
                                          --------------------------------------

 Retail notes acquired:
   Agricultural equipment                  $ 1,616   $ 1,488   $   128        9%
   Industrial equipment                        339       250        89        36
   Lawn and grounds care equipment              86        75        11        15
   Recreational products                       190       223       (33)     (15)
                                          ------------------------------
       Total retail notes acquired           2,231     2,036       195        10
 Revolving charge accounts                     866       735       131        18
 Financing leases                               66        67        (1)      (1)
 Wholesale notes                               682       413       269        65
 Equipment on operating leases                 165        40       125       313
                                          ------------------------------
       Total Receivables and Leases
          acquired                         $ 4,010   $ 3,291   $   719        22
                                          ------------------------------
                                          ------------------------------

For the quarter ended July 31, 1996, total retail notes acquired increased four percent over the same period in 1995. Industrial equipment acquisitions increased 41 percent, due to a low rate incentive program announced in May 1996. Lawn and grounds care equipment acquisitions increased 42 percent, when compared to the third quarter of 1995. As a result of late spring weather, lawn and grounds care retail note acquisitions normally made in the second quarter were delayed until the third quarter. Agricultural retail note acquisitions, for the quarter ended July 31, 1996, increased slightly over agricultural retail notes acquired for the same period in 1995. These increases were offset by a decrease in recreational product retail notes acquired during the same period in 1995. Recreational vehicle and marine product installment acquisitions have declined in recent quarters due to the aggressive pricing environment that currently exists in these credit markets. The Company intends to shift its emphasis relating to marine products toward the yacht markets. Revolving charge accounts, leases and wholesale notes acquired during the third quarter of 1996 also increased significantly, when compared to activity in 1995, due to a higher demand for these products.

For the nine months ended July 31, 1996, total retail note acquisitions increased $195 million, or 10 percent over the same period in 1995. The largest percentage increase in retail notes acquired came from industrial equipment retail notes, reflecting the impact of a low-rate equipment sales incentive program. Lease acquisitions, increased from $107 million in 1995 to $231 million in the first nine months of 1996, and wholesale notes increased 65 percent. The increase in lease acquisitions was primarily attributable to the success of new agricultural and industrial leasing programs. The increase in wholesale notes reflected significant growth in acquisitions of wholesale notes related to recreational vehicles, manufactured housing, and John Deere's new Sabre-branded product line. Retail note acquisitions from John Deere dealers continued to represent a significant portion of the total United States retail sales of Deere equipment.

Total Receivables and Leases held at July 31, 1996, October 31, 1995 and July 31, 1995 were as follows (in millions):

                                             July 31,  October 31,  July 31,
                                               1996       1995        1995
                                          ---------------------------------
   Retail notes held:
     Agricultural equipment                  $  2,364   $  2,286   $  1,936
     Industrial equipment                         596        511        451
     Lawn and grounds care equipment              174        162        161
     Recreational products                        854        866        863
                                          ---------------------------------
         Total retail notes held                3,988      3,825      3,411
      Revolving charge accounts                   546        510        483
      Financing leases                            163        149        144
      Wholesale notes                             443        298        251
      Equipment on operating leases               241        140        132
                                          ---------------------------------
         Total Receivables and Leases held   $  5,381   $  4,922   $  4,421
                                          ---------------------------------
                                          ---------------------------------

At July 31, 1996, the amount of retail notes held by the Company increased to $3.988 billion compared with $3.825 billion at October 31, 1995 and $3.411 billion at July 31, 1995. The largest increase in retail notes came from agricultural equipment notes, which increased $428 million between July 31, 1995 and July 31, 1996, while industrial equipment notes increased $145 million during the same period. Lawn and grounds care equipment and recreational product retail notes remained relatively stable.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $5.089 billion at July 31, 1996, $4.987 billion at October 31, 1995, and $4.713 billion at July 31, 1995. At July 31, 1996, the unpaid balance of retail notes previously sold was $1.101 billion compared with $1.162 billion at October 31, 1995 and $1.302 billion at July 31, 1995. The Company's maximum exposure under all retail note recourse provisions at July 31, 1996 was $167 million.

The Company also administers municipal leases owned by John Deere which totaled $12 million at July 31, 1996, $21 million at October 31, 1995 and $25 million at July 31, 1995. The Company has not sold any additional municipal leases to John Deere since October 1994.

Receivable and Lease amounts 60 days or more past due were $19.8 million at July 31, 1996, compared to $14.1 million at October 31, 1995 and $11.6 million at July 31, 1995. These past due amounts represent .37 percent, .29 percent and
 .28 percent of the total Receivables and Leases held at those dates. While past due amounts have increased in 1996, as a percentage of total Receivables and Leases held, these amounts compare favorably with historical levels.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $49.8 million at July 31, 1996 compared with $33.0 million at October 31, 1995 and $31.3 million at July 31, 1995. The amount of retail note installments 60 days or more past due was $9.1 million at July 31, 1996, $6.1 million at October 31, 1995 and $6.2 million at July 31, 1995. These past-due installments represented .23 percent of the unpaid balance of retail notes held at July 31, 1996, .16 percent at October 31, 1995 and .18 percent at July 31, 1995.

The balance of revolving charge accounts 60 days or more past due was $8.3 million, $7.1 million and $5.6 million at July 31, 1996, October 31, 1995 and July 31, 1995, respectively. These past-due amounts represented 1.52 percent, 1.40 percent and 1.14 percent of the revolving charge accounts receivable held at those respective dates.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $129 million at July 31, 1996 compared with $127 million at October 31, 1995 and $120 million at July 31, 1995. The Company's allowance for credit losses on all Receivables and Leases financed totaled $84 million at July 31, 1996, $84 million at October 31, 1995 and $80 million at July 31, 1995. This allowance for credit losses represented
1.56 percent of the unpaid balance of Receivables and Leases financed at July 31, 1996, 1.71 percent at October 31, 1995, and 1.80 percent at July 31, 1995. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined slightly due to an ongoing reevaluation of loss experience and related adjustments to insure that the allowance for credit losses is maintained at an adequate level.


CAPITAL RESOURCES AND LIQUIDITY

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities such as its lines of credit. For information regarding John Deere and its business, see Exhibit 99.

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

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first nine months of 1996, the aggregate cash provided by operating and financing activities was used to increase credit receivables. Cash provided by operating activities was $156 million in the first nine months of 1996. Financing activities provided $348 million during the same period, resulting from a $383 million increase in total borrowings which was offset by dividend payments totaling $35 million to Deere & Company. Cash used for investing activities totaled $500 million in the first nine months of 1996, primarily due to acquisitions of Receivables and Leases exceeding collections by $1.147 billion, which was partially offset by the $623 million of proceeds from the sale of receivables. Cash and cash equivalents increased $4 million during the first nine months of 1996.

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

Total interest-bearing indebtedness amounted to $4.646 billion at July 31, 1996 compared with $4.264 billion at October 31, 1995 and $3.781 billion at July 31, 1995, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. The ratio of total interest-bearing debt to stockholder's equity was 6.1 to 1, 6.2 to 1 and 5.5 to 1 at July 31, 1996, October 31, 1995 and July 31, 1995, respectively.

During the first nine months of this year, the Company issued $550 million and retired $143 million of medium-term notes.

At July 31, 1996, the Company and John Deere, jointly, maintained $4.208 billion unsecured lines of credit with various banks in North America and overseas, $1.131 billion of which were unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.675 billion. An annual facility fee on the credit agreement is charged to the Company based on utilization.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $20 million in the first quarter of 1996. During the third quarter of 1996, the Capital Corporation paid a second dividend of $15 million to John Deere Credit Company. On August 30, 1996, the Capital Corporation declared a third dividend of $35 million to be paid to John Deere Credit Company, which, in turn, declared a dividend of $35 million to Deere & Company. The fourth quarter dividend will be paid in two installments, with $17.5 million payable on September 12, 1996, and $17.5 million payable on October 15, 1996.

                          PART II.    OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.

        See Note (5) to the Interim Financial Statements.

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

        (b)  Reports on Form 8-K.

             Current report on Form 8-K dated May 14, 1996 (items 5 and 7).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHN DEERE CAPITAL CORPORATION


Date: 30 August 1996                    By:    /s/ Robert W. Lane
     ----------------------------          -------------------------------
                                                 Robert W. Lane
                                                 Vice President
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                                                                PAGE NO.
- -------                                                                --------

(12)  Computation of ratio of earnings to fixed charges.                  17

(27)  Financial data schedule.                                            18

(99)  Part I of Deere & Company Form 10-Q for the quarter ended
      July 31, 1996 (Securities and Exchange Commission file number 1-4121).*



      --------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

                                                                      EXHIBIT 12


JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(IN THOUSANDS OF DOLLARS)

                                  NINE MONTHS ENDED                                     YEARS ENDED
                                       JULY 31                                          OCTOBER 31
                                 1996           1995           1995           1994           1993           1992          1991
                               -----------------------       --------------------------------------------------------------------
Earnings:
 Income before income
   taxes and changes
   in accounting               $157,567       $133,912       $175,360       $161,809       $169,339       $142,920       $110,820

 Fixed charges                  202,866        175,298        240,913        168,507        170,226        191,930        230,901
                               -----------------------       --------------------------------------------------------------------
 Total earnings                $360,433       $309,210       $416,273       $330,316       $339,565       $334,850       $341,721
                               -----------------------       --------------------------------------------------------------------
                               -----------------------       --------------------------------------------------------------------

Fixed charges:

 Interest expense              $200,728       $173,472       $238,445       $166,591       $167,787       $189,288       $228,308

 Rent expense                     2,138          1,826          2,468          1,916          2,439          2,642          2,593
                               -----------------------       --------------------------------------------------------------------
 Total fixed charges           $202,866       $175,298       $240,913       $168,507       $170,226       $191,930       $230,901
                               -----------------------       --------------------------------------------------------------------
                               -----------------------       --------------------------------------------------------------------

Ratio of earnings to
  fixed charges *                  1.78           1.76           1.73           1.96           1.99           1.74           1.48

"Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

* The Company has not issued preferred stock. Therefore, the ratios of earnings to combined fixed charges and preferred stock dividends are the same as the ratios presented above.