Form 10-K405
period 1996-10-31
DEERE JOHN CAPITAL CORP
filed 1997-01-15
CIK 27673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    -------------
                                      FORM 10-K
                                    -------------

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                            Commission file number 1-6458

                            JOHN DEERE CAPITAL CORPORATION
                (Exact name of registrant as specified in its charter)

               DELAWARE                                36-2386361
       (State of incorporation)               (IRS employer identification
                                                        number)
    1 EAST FIRST STREET, SUITE 600
             RENO, NEVADA               89501        (702) 786-5527
     (Address of principal executive (Zip Code)    (Telephone number)
               offices)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
7.20% Notes Due 1997                        New York Stock Exchange
9-5/8% Subordinated Notes Due 1998          New York Stock Exchange
8-5/8% Subordinated Debentures Due 2019     New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At January 1, 1997, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction J(2).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS.

THE COMPANY

     John Deere Capital Corporation (Capital Corporation) and its subsidiaries:
Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation and Arrendadora John Deere, S.A. de C.V., are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

     The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, industrial and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, industrial and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and recreational product retail markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere industrial equipment and the Sabre by John Deere line of equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

     The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1997, the Company had 1,112 full- and part-time employees.

BUSINESS OF THE COMPANY

     The Company's operations are categorized into four primary divisions:

     The AGRICULTURAL DIVISION provides agricultural market financing through products such as agricultural equipment installment contracts and leases, Farm Plan-TM- (a revolving charge product) and farmer operating loans.

     The COMMERCIAL DIVISION provides industrial and construction equipment financing through products such as installment loans and construction equipment leases. In addition, the division provides wholesale financing of recreational vehicles, manufactured housing units and other commercial equipment.

     The CONSUMER DIVISION provides consumer and recreational product equipment financing through products such as installment loans, John Deere Credit Revolving Plan (a revolving charge product), Preferred Resource-TM- (an unsecured lending product), and leases of lawn and grounds care equipment. In addition, the Consumer Division provides wholesale financing for yachts.

     The INTERNATIONAL DIVISION provides financing products to the Company's developing international markets through its subsidiaries such as Arrendadora John Deere, S.A. de C.V., which offers leasing products on new John Deere agricultural and industrial equipment purchased from John Deere dealer organizations located in Mexico. In addition, in October 1996, the Company formed a joint venture company, John Deere Credit Limited, which will enable the Company to participate in offering equipment financing products within the United Kingdom.

BUSINESS OF JOHN DEERE

     John Deere's operations are categorized into six business segments:

     John Deere's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full line of farm equipment -- including tractors; tillage, soil preparation, seeding and harvesting machinery; sprayers; hay and forage equipment and integrated precision farming technology.

     John Deere's worldwide INDUSTRIAL EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     John Deere's worldwide COMMERCIAL AND CONSUMER EQUIPMENT segment, formerly the lawn and grounds care equipment segment, manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility transport vehicles; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets.

     The CREDIT segment includes the operations of the Company (described herein), John Deere Credit Company and John Deere Credit Incorporated, which primarily purchases and finances retail notes from John Deere's equipment sales branches in Canada, as well as recreational vehicle, marine product and construction and transportation equipment notes from independent dealers.

     The INSURANCE segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

     The HEALTH CARE segment provides health management programs and related administrative services in the United States to commercial clients and employees of John Deere.

     John Deere achieved record worldwide net income for 1996, totaling $817 million or $3.14 per share compared with fiscal 1995's income of $706 million or $2.71 per share. The earnings increase was primarily due to higher worldwide agricultural equipment production and sales levels, coupled with strong operating margins reflecting John Deere's continuous improvement and growth initiatives. John Deere's results also continued to benefit from the improved performance of its financial services subsidiaries.

     John Deere's worldwide net sales and revenues increased nine percent to $11,229 million in 1996 compared with $10,291 million in 1995. Net sales of John Deere's Equipment Operations increased nine percent in 1996 to $9,640 million from $8,830 million last year. Export sales from the United States continued to grow, totaling $1,584 million for 1996 compared with $1,314 million last year, an increase of over 20 percent. Overseas sales for the year remained very strong, rising by 26 percent compared with a year ago and exceeding $2.5 billion for the first time in John Deere's history. Overall, John Deere's worldwide physical volume of sales increased seven percent for the year, reflecting the increased worldwide demand for John Deere products.

     Worldwide demand for John Deere agricultural equipment remains very strong. Favorable weather conditions in the major producing areas in North America, combined with the removal of all annual acreage reduction programs in the United States, resulted in significant increases in production of wheat, corn and soybeans in 1996. Despite recent price declines, grain prices remain at reasonably good overall levels.

     Improving worldwide dietary trends and rapid income growth in most of Asia and Latin America continue to stimulate strong demand for farm commodities, resulting in the need for high levels of future plantings. Additionally, many United States farmers signed seven-year production flexibility contracts that establish direct government payments until the year 2002. The payments are not dependent on commodity price levels. During 1996, this program permits estimated payments to farmers of nearly $9 billion. As a result of these factors and the United States Department of Agriculture's projections for continued relatively tight supplies of grains and oilseeds during next year, farmers' confidence has remained at high levels, promoting strong North American demand for agricultural equipment. Additionally, overseas agricultural equipment sales, which were very strong during 1996, are also expected to continue to increase in 1997 due principally to the impact of sales to the republics of the former Soviet Union, including countries such as Ukraine and Kazakhstan.

     Industrial equipment markets also remained strong in 1996. Housing demand continued at strong levels, reflecting generally favorable mortgage interest rates, and demand is expected to remain at approximately the same levels in 1997. Strong housing demand coupled with general expectations for moderate economic growth in the domestic economy should promote continued strong industrial equipment demand for next year.

     John Deere's commercial and consumer equipment industry sales were negatively affected this year by a cold, wet spring followed by a cool, dry summer, resulting in retail sales approximately equal to 1995 levels. However, the first "Sabre by John Deere" products were introduced during 1996, opening a new market segment to John Deere. Retail sales volumes in 1997 are currently expected to increase moderately over 1996 levels, assuming more normal weather patterns, growth of the Sabre brand and a continuing strong economy.

     John Deere's Financial Services operations, which experienced growth in most markets served in 1996, also are expected to continue their profitable growth next year, partially offset by the credit operations' higher planned expenditures for key growth initiatives.

     In response to these market conditions, John Deere's worldwide physical volume of sales to dealers on a comparable basis is projected to increase by approximately five percent in 1997 compared with 1996. First quarter physical volumes are also projected to be six percent higher than the comparable levels in the first quarter of 1996.
     Overall, the outlook for John Deere's businesses is positive. John Deere is continuing to invest in new growth initiatives throughout the world, which should promote the sale of new as well as existing products in new markets such as China, the republics of the former Soviet Union and India. John Deere's excellent worldwide dealer organization continues to successfully provide a strong and critically important linkage to the customers, assisting John Deere in meeting their ever increasing expectations and reinforcing John Deere's commitment to the customers' satisfaction. John Deere's operating margins have also benefited from its growth and continuous improvement initiatives. Based on these factors, coupled with the continued favorable market outlook for John Deere businesses, John Deere expects another strong operating performance next year.

RELATIONSHIPS OF THE COMPANY WITH JOHN DEERE

     The operations and results of the Company are affected by its relationships with John Deere, including among other things, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Company and John Deere have joint access to all of the Company's lines of credit.

     The Company's acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative and other factors which influence demand for its products. All of the Company's businesses are affected by changes in interest rates, demand for credit and competition.

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

     The basis on which John Deere acquires retail notes from the dealers are governed by agreements with the independent John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring the retail notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail notes to be purchased from John Deere. The dealers are not obligated to send retail notes to John Deere, and John Deere is not obligated to accept retail notes from the dealers. In practice, retail notes are acquired from dealers only if the terms of the retail notes and the creditworthiness of the customers are acceptable to the Company for purchase of the retail notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

     The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

     In October 1996, Deere & Company formalized in a written agreement its long-standing previously expressed intention to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1996 and 1995, the Company's ratios were 1.75 to 1 and 1.73 to 1, respectively.
Deere & Company also has committed to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

DESCRIPTION OF RECEIVABLES AND LEASES

     Receivables and Leases arise mainly from the retail sales or lease (including the sale to John Deere dealers for rental to users) of John Deere products, used equipment accepted in trade for them, and equipment of unrelated manufacturers, and also include revolving charge accounts receivable and wholesale notes receivable. The great majority derive from retail sales and leases of agricultural equipment, industrial equipment and commercial and consumer equipment sold by John Deere dealers. Receivables and Leases relating to manufactured equipment from John Deere's Commercial and Consumer segment may be originated by the Company's Commercial Division (industrial product line) or the Consumer Division (lawn and grounds care product line), depending on how the equipment is used.

     The Company offers secured financing of recreational products and yachts. The Company also offers Farm Plan revolving charge accounts which are used primarily by agri-businesses to finance purchases, which would otherwise be carried by the merchant as accounts receivable, as well as credit cards which are used primarily by retail customers to finance purchases of certain commercial and residential lawn and grounds care equipment.

     Retail notes provide for retention by John Deere or the Company of security interests in the goods financed under certain statutes, including the Uniform Commercial Code, certain Federal statutes and state motor vehicle laws.
Security interest filings are also made for leases. However, filings for operating leases are made for informational purposes only. See notes 1 and 2 to the consolidated financial statements.

     Since 1986, the Company also has been providing retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and recreational marine products. Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the acquisition volumes, margins and collectibility of recreational product retail notes are affected by economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, that are different from those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 500 recreational vehicle dealers and from approximately 350 marine product dealers.

     Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down-payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

     The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of lawn and grounds care equipment. John Deere Credit Revolving Plan is also used by some of the Company's recreational product customers to finance the purchase of such products. Through its Farm Plan product, the Company finances revolving charge accounts offered by approximately 4,900 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan revolving charge accounts are also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. Additionally, Preferred Resources, marketed primarily to executives and professionals, offers customers convenience and security by providing a substantial, readily-available source of funding for a variety of personal expenses. See notes 1 and 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

     The Company finances wholesale inventories owned by approximately 900 dealers of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere industrial equipment and the Sabre by John Deere line of equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases industrial, recreational product and yacht retail notes. See notes 1 and 2 to the consolidated financial statements under "Wholesale Notes Receivable."

     The Company requires theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customer may, at his expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on goods securing wholesale notes and can be purchased through the Company or from other sources. Insurance is not required for revolving charge accounts.

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

FINANCE RATES ON RETAIL NOTES

     As of October 31, 1996, approximately 43 percent of the retail notes held by the Company bore a variable finance rate. With the exception of agricultural retail notes, retail notes are primarily fixed rate notes.

     A portion of the finance income earned by the Company arises from financing the retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced. The portion of the Company's finance income earned on retail notes that was received from John Deere containing waiver of finance charges or reduced rates was 20 percent in 1996 and 19 percent in 1995.

RECEIVABLES AND LEASES ACQUIRED AND HELD

     Receivable and Lease acquisition volumes during the fiscal years ended and balances held were as follows (in millions of dollars):

                                     FISCAL YEAR VOLUMES*  BALANCE AT OCTOBER 31
                                    --------------------- ----------------------
                                       1996        1995       1996       1995
                                    --------------------- ----------------------
Retail notes:

  Agricultural equipment             $2,160.0   $2,083.5   $2,423.6   $2,286.2
  Industrial equipment                  462.8      391.2      628.9      511.0
  Lawn and grounds care equipment       123.9      100.1      182.6      162.3
  Recreational products                 233.9      288.7      840.8      865.4
---------------------------------------------------------- --------------------
     Total                            2,980.6    2,863.5    4,075.9    3,824.9
---------------------------------------------------------- --------------------
Revolving charge accounts             1,227.0    1,050.1      564.8      510.2
Financing leases                        103.9       88.5      181.5      149.3
Wholesale notes                         982.3      607.0      524.5      298.1
Equipment on operating leases           222.8       58.3      276.8      139.5
---------------------------------------------------------- --------------------
     Total                           $5,516.6   $4,667.4   $5,623.5   $4,922.0
---------------------------------------------------------- --------------------
---------------------------------------------------------- --------------------

* Volumes as used in this annual report on Form 10-K relate to the acquisition by the Company of new Receivables and Leases.

     John Deere equipment note volumes increased by approximately $153 million in 1996 compared with the same period last year, primarily due to an increase in the volumes of agricultural equipment and industrial equipment retail notes. Volumes of recreational product retail notes decreased 19 percent in the current year due to the aggressive pricing environment that currently exists in these credit markets. Additionally, the Company has shifted emphasis relating to marine products towards the yacht market. Revolving charge accounts, leases and wholesale note volumes increased significantly in 1996, due to the higher demand for these products.

     From time to time, the Company sells retail notes to other financial institutions and limited-purpose business trusts. The Company received proceeds from sales of John Deere retail notes of $814 million in 1996 and $726 million in 1995. The unpaid balance of all retail notes previously sold was $1.177 billion at October 31, 1996 and $1.162 billion at October 31, 1995. For additional information on the terms, conditions, recourse and accounting for such sales, see note 2 to the consolidated financial statements.

AVERAGE ORIGINAL TERM AND AVERAGE LIFE OF RETAIL NOTES AND LEASES

     The following table shows the estimated average original term in months (based on dollar amounts) for retail notes and leases acquired by the Company during 1996 and 1995:

                                                         AVERAGE ORIGINAL TERM
                                                     ---------------------------
                                                           1996        1995
                                                     ---------------------------

 Retail notes                                               67         71
--------------------------------------------------------------------------------
  New equipment:

    Agricultural equipment                                  56         56
--------------------------------------------------------------------------------
    Industrial equipment                                    45         44
--------------------------------------------------------------------------------
    Lawn and grounds care equipment                         45         45
--------------------------------------------------------------------------------
    Recreational products (excluding yachts)               159        155
--------------------------------------------------------------------------------
  Used equipment:

    Agricultural equipment                                  55         54
--------------------------------------------------------------------------------
    Industrial equipment                                    41         38
--------------------------------------------------------------------------------
    Lawn and grounds care equipment                         49         46
--------------------------------------------------------------------------------
    Recreational products (excluding yachts)               148        140
--------------------------------------------------------------------------------
    Yachts (new and used)                                  222        224
--------------------------------------------------------------------------------


 Leases                                                     43         48
--------------------------------------------------------------------------------

     The average original term for recreational products is longer than for John Deere equipment notes because of customer preferences and industry convention. However, because of prepayments (often from trade-ins), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the estimated average life in months (based on dollar amounts) for retail notes and leases liquidated in 1996 and 1995:


                                                             AVERAGE LIFE
                                                       -------------------------
                                                           1996        1995
                                                       -------------------------

 Retail Notes (1)                                           31         29
--------------------------------------------------------------------------------
    Agricultural Equipment                                  29         26
--------------------------------------------------------------------------------
    Industrial Equipment                                    22         25
--------------------------------------------------------------------------------
    Lawn and Grounds Care Equipment                         31         33
--------------------------------------------------------------------------------
    Recreational Products (2)                               48         49
--------------------------------------------------------------------------------
 Leases                                                     36         40
--------------------------------------------------------------------------------
(1)  Includes new and used equipment.
(2) Estimate based on industry averages due to limited experience with the recreational product portfolio.

DEPOSITS WITHHELD ON RECEIVABLES AND LEASES

     Generally, the Company has limited recourse against certain John Deere Agricultural and Commercial and Consumer dealers on retail notes and leases and against certain Farm Plan merchants on revolving charge account balances acquired from or through those dealers and merchants. For these John Deere dealers and Farm Plan merchants, separate withholding accounts are maintained by the Company. The total amount of deposits withheld from John Deere dealers and Farm Plan merchants totaled $135 million and $127 million at October 31, 1996 and 1995, respectively. Of this amount, deposits withheld from Farm Plan merchants totaled $1.1 million at October 31, 1996 and $1.0 million at October 31, 1995. Credit losses are charged against deposits withheld from the originating dealer or merchant. To the extent that a loss cannot be absorbed by the deposit withheld from the dealer or merchant from which the retail note, lease or Farm Plan account was acquired, it is charged against the Company's allowance for credit losses. See note 1 to the consolidated financial statements.

     The Company does not withhold deposits on recreational product retail notes, John Deere Credit Revolving Plan receivables, industrial retail notes or wholesale notes acquired. However, an allowance for credit losses has been established by the Company in an amount considered to be appropriate in relation to the total Receivables and Leases outstanding. In addition, for wholesale notes relating to recreational vehicles, manufactured housing units and yachts, in most cases there are agreements with the manufacturers for the repurchase or remarketing of new inventories held by dealers. For additional information on credit losses and deposits withheld on Receivables and Leases, see note 3 to the consolidated financial statements.

DELINQUENCIES AND LOSSES

     RETAIL NOTES. The following table shows unpaid installments 60 days or more past due on retail notes held by the Company and the balance (principal plus accrued interest) of retail notes outstanding with any such delinquencies (in millions of dollars), on the basis of retail note terms in effect at the indicated dates, and as a percentage of the ending retail notes receivable financed by the Company:

                 INSTALLMENTS 60 DAYS       BALANCES ON WHICH ANY INSTALLMENT IS
                   OR MORE PAST DUE               60 DAYS OR MORE PAST DUE
              ----------------------------  ------------------------------------
                           PERCENTAGE OF                      PERCENTAGE OF
                           ENDING RETAIL                      ENDING RETAIL
 OCTOBER 31    AMOUNT     NOTES RECEIVABLE        AMOUNT    NOTES RECEIVABLE
 -----------  ----------------------------  ------------------------------------
   1996       $  7.9           0.19%             $  47.2          1.16%

   1995          6.1           0.16                 33.0          0.86

   1994          5.5           0.17                 23.9          0.73

   The following table shows write-offs on retail notes (in millions of dollars) and as a percentage of the average retail notes receivable:

                                                       PERCENTAGE OF AVERAGE
       YEAR ENDED OCTOBER 31          AMOUNT           RETAIL NOTES RECEIVABLE
--------------------------------------------------------------------------------
               1996                   $  17.6                  0.45%

               1995                      14.6                  0.43

               1994                      15.0                  0.47


     Retail note write-offs increased 21 percent in 1996 compared to 1995. Write-offs on equipment retail notes totaled $8.0 million, an increase of $4.9 million, compared with write-offs of $3.1 million in 1995, primarily due to higher industrial and agricultural equipment write-offs. Write-offs of recreational product retail notes totaled $9.6 million in 1996 compared with $11.5 million in 1995, a 17 percent decrease.

     REVOLVING CHARGE ACCOUNTS. The following table shows revolving charge account payments 60 days or more past due (in millions of dollars) and as a percentage of ending revolving charge accounts receivable:

                                               PERCENTAGE OF ENDING REVOLVING
           OCTOBER 31             AMOUNT         CHARGE ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------
               1996             $  8.9                     1.58%

               1995                7.1                     1.40

               1994                5.6                     1.28


     The following table shows write-offs on revolving charge accounts (in millions of dollars) and as a percentage of the average revolving charge accounts receivable:


                                                PERCENTAGE OF AVERAGE REVOLVING
       YEAR ENDED OCTOBER 31     AMOUNT           CHARGE ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------
               1996             $  9.6                     1.93%

               1995                7.6                     1.75

               1994                4.8                     1.38


     Losses increased in 1996 for both Farm Plan and the John Deere Credit Revolving Plan. The $2.0 million increase was due primarily to an 11 percent growth in the overall revolving charge account portfolio and the relatively low write-offs in 1995 and 1994.

     LEASES. The following table shows the balance of financing and operating lease payments 60 days or more past due (in millions of dollars) and as a percentage of ending investment in financing and operating leases.

                                              PERCENTAGE OF ENDING INVESTMENT IN
           OCTOBER 31             AMOUNT       FINANCING AND OPERATING LEASES
--------------------------------------------------------------------------------
               1996             $  1.7                     0.38%

               1995                0.8                     0.28

               1994                0.6                     0.24


     The following table shows write-offs (in millions of dollars) and as a percentage of the average investment in financing and operating leases, on terminated financing and operating leases.

                                             PERCENTAGE OF AVERAGE INVESTMENT IN
       YEAR ENDED OCTOBER 31     AMOUNT         FINANCING AND OPERATING LEASES
--------------------------------------------------------------------------------
               1996             $  0.7                     0.20%

               1995                1.1                     0.40

               1994                0.5                     0.25


     The decrease in 1996 losses resulted primarily from lower agricultural equipment lease write-offs.

     WHOLESALE NOTES. The balance of wholesale notes receivable 60 days or more past due totaled $.9 million at October 31, 1996 and $.1 million at October 31, 1995. These past due amounts represented 0.17 percent and 0.02 percent, respectively, of the wholesale notes receivable held on those dates. The total balance of wholesale notes receivable 60 days or more past due was negligible at October 31, 1994.

     The following table shows losses on wholesale notes receivable (in millions of dollars) and as a percentage of the average wholesale notes receivable:

                                                PERCENTAGE OF AVERAGE WHOLESALE
       YEAR ENDED OCTOBER 31     AMOUNT                NOTES RECEIVABLE
               1996             $  1.0                     0.25%

               1995                0.4                     0.19

               1994                0.5                     0.41


     The $.6 million increase in wholesale write-offs, from $.4 million in 1995 to $1.0 million in 1996, resulted primarily from a single recreational vehicle account write-off at year-end and the overall growth in the wholesale financing of manufactured housing units during the year.

COMPETITION

     The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates (or time-price differentials) charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, industrial equipment and lawn and grounds care equipment industries, in the financial markets, and in business generally. A significant portion of such retail sales and leases during 1996 was financed by the Company.

     The Company emphasizes convenient service to customers and offers terms desired in its specialized markets such as seasonal schedules of repayment and rentals. The Company's installment sales and loan finance rates or time-price differentials and lease rental rates are generally believed to be in the range of those of sales finance and leasing companies, although not as low as those of some banks and other lenders and lessors.

REGULATION

     In a number of states, the maximum finance rate or time-price differential on receivables is limited by state law. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges nor the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates or time-price differentials could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate or time-price differential, and by limiting the fixed rates or time-price differentials on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

     In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan and John Deere Credit Revolving Plan accounts receivable for such goods. To date, such laws and regulations have not had a significant adverse effect on the Company's financial position or results of operations.

ITEM 2.  PROPERTIES.

     The Company's properties principally consist of office equipment and leased office space in Reno, Nevada; West Des Moines, Iowa; Moline, Illinois; Madison, Wisconsin; Alameda, California; Newport Beach, California; Shelton, Connecticut; St. Petersburg, Florida; Ft. Lauderdale, Florida; Manasquan, New Jersey; and Monterrey, Nuevo Leon, Mexico.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to instruction J(2).


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation paid cash dividends to John Deere Credit Company of $70 million in 1996 and $55 million in 1995. In each case, John Deere Credit
Company paid a comparable dividend to Deere & Company.   During the first
quarter of 1997, the Capital Corporation declared and paid a dividend of $20 million to John Deere Credit Company which, in turn, paid a dividend of $20 million to Deere & Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted pursuant to instruction J(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     1996 COMPARED WITH 1995

     The Company's consolidated net income for the fiscal year ended
October 31, 1996 was $134 million compared with $114 million in 1995. Total revenues of $657 million in 1996 were up 19 percent from $551 million in 1995. Revenues were affected by the higher average portfolio owned and increases from the securitization and sale of retail notes. The ratio of earnings to fixed charges was 1.75 to 1 for 1996 compared with 1.73 to 1 in 1995.

     Finance income earned on retail notes was $372 million this year compared with $333 million in 1995, an increase of 12 percent. The average balance of the retail note portfolio financed during 1996 was 15 percent higher than the comparable 1995 average balance.

     Revenues earned on revolving charge accounts amounted to $95 million in 1996, a 13 percent increase over revenues of $84 million earned during 1995. This increase was primarily due to a 20 percent increase in the average balance of Farm Plan receivables financed and a four percent increase in the average balance of John Deere Credit Revolving Plan receivables financed in 1996 compared with 1995.

     Finance income earned on wholesale notes was $38 million in 1996, an increase of $15 million, compared with $23 million in 1995. Increases in finance income earned on wholesale notes were attributable to the continued growth in the manufactured housing, industrial and yacht markets.

     The average net investment in financing and operating leases increased by 36 percent in 1996 compared with 1995. Correspondingly, total lease revenues increased to $68 million in 1996 compared with $48 million in 1995.

     The net gain on retail notes sold totaled $14 million during 1996 compared with $11 million for 1995. Securitization and servicing fee income totaled $46 million in 1996 compared with $36 million during 1995. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and primarily includes the amortization of present value receivable amounts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received. Additional sales of retail notes are expected to be made in the future.

     Gains of $6 million on the sale of leased equipment contributed to an increase in other income, from $4 million in 1995 to $12 million in 1996.

     Higher average borrowings this year resulted in higher interest expense, which totaled $274 million in 1996 compared with $238 million in 1995. Average borrowings were $4.498 billion in 1996 compared with $3.726 billion in 1995, an increase of 21 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings during the year decreased to 5.9 percent from
6.3 percent in 1995.

     Administrative and operating expenses increased 22 percent from $78 million in 1995 to $95 million in 1996. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes.

     The provision for credit losses was $38 million in 1996 and $32 million in 1995. Total write-offs of Receivables and Leases financed were $29 million during 1996 compared with $24 million in 1995. The increase in write-offs from 1995 primarily related to a $4.9 million increase in equipment retail note write-offs and a $2.0 million increase in revolving charge account write-offs, offset by a $1.9 million decrease in recreational product retail notes write-offs.

     Acquisition volumes of Receivables and Leases by the Company during 1996 totaled $5.517 billion, an increase of 18 percent compared with volumes of $4.667 billion during 1995. The higher volumes this year resulted mainly from an increased volume of John Deere equipment retail notes, leases, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1996 totaled $5.624 billion compared with $4.922 billion one year ago. Receivables and Leases administered, which include retail notes and leases previously sold but still administered, amounted to $6.812 billion at the end of 1996 compared with $6.105 billion at October 31, 1995.

     During 1996, retail notes (principal value financed) acquired by the Company increased four percent compared with 1995. Retail note volumes totaled $2.981 billion during 1996 compared with 1995 volumes of $2.864 billion. The increase was primarily due to increased retail sales of John Deere equipment. Volumes of recreational product retail notes accounted for eight percent of total retail note volumes in 1996 and ten percent in 1995.

     Retail note volumes from John Deere increased by $153 million in 1996, a six percent increase over last year. Volumes of agricultural equipment retail notes increased four percent over last year, industrial equipment retail notes increased 18 percent and lawn and grounds care equipment retail note activity increased 24 percent over volumes in 1995. Retail note volumes in 1996 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

     Volumes of recreational product retail notes, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of several unrelated manufacturers, were $234 million in 1996 compared with $289 million in 1995. This decrease resulted primarily from more competitive financing programs in both the recreational vehicle and recreational marine product markets. The Company has shifted its emphasis relating to marine products towards the yacht markets.

     At October 31, 1996, retail notes receivable held by the Company were $4.076 billion compared to $3.825 billion last year-end. Included in these amounts were recreational product retail notes of $841 million in 1996 and $865 million in 1995. The balance of equipment retail notes held increased from $2.960 billion at October 31, 1995 to $3.235 billion at the end of 1996. This increase resulted primarily from equipment retail note acquisition volumes exceeding collections during 1996. However, the Company also securitized and sold retail notes, receiving proceeds of $814 million during 1996 compared to $726 million during 1995. Additional information is presented in note 1 to the consolidated financial statements. Retail notes administered by the Company, which includes retail notes previously sold, amounted to $5.253 billion at October 31, 1996, compared with $4.987 billion at October 31, 1995. The balance of retail notes previously sold was $1.177 billion at October 31, 1996 compared with $1.162 billion at October 31, 1995. Additional sales of retail notes are expected to be made in the future. The Company's maximum exposure under all retail note recourse provisions at October 31, 1996 and 1995 was $186 million and $180 million, respectively.

     Retail notes bearing variable finance rates totaled 43 percent of the total retail note portfolio at October 31, 1996 compared with 52 percent one year earlier. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" and note 12 to the consolidated financial statements.

     Revolving charge accounts receivable totaled $565 million at October 31, 1996, an increase of 11 percent compared with $510 million at October 31, 1995. The balance at October 31, 1996 included $226 million of John Deere Credit Revolving Plan receivables, $321 million of Farm Plan receivables and $18 million of Preferred Resource receivables, compared with $230 million, $278 million and $2 million, respectively, at October 31, 1995. Revolving charge account volumes increased 11 percent in 1996 compared with 1995, reflecting the increase in Farm Plan receivables.

     The portfolio of financing leases totaled $182 million at October 31, 1996 and $149 million at October 31, 1995. The investment in operating leases was $277 million and $140 million at the end of 1996 and 1995, respectively. The Company also administers municipal leases owned by Deere & Company, which totaled $11 million at October 31, 1996 compared with $21 million at October 31, 1995. The Company has not sold any municipal leases to John Deere since October 1994.

     Wholesale notes receivable on recreational vehicle, manufactured housing, yachts, John Deere engine, John Deere industrial equipment and the Sabre by John Deere line of equipment owned by dealers totaled $524 million at October 31, 1996 compared with $298 million at October 31, 1995. Wholesale note volumes increased 62 percent during the year and were favorably impacted by the Company's growth in both the manufactured housing and yacht markets.

     Total Receivable and Lease amounts 60 days or more past due were $19 million at October 31, 1996 compared with $14 million at October 31, 1995. These past-due amounts represented 0.35 percent and 0.29 percent of the total Receivables and Leases held at those respective dates. While past due amounts, as a percentage of total Receivables and Leases held, increased in 1996, these amounts compare favorably with historical levels.

     The balance of retail notes held (principal plus accrued interest) with any installments 60 days or more past due was $47 million at October 31, 1996 compared with $33 million one year earlier. The amount of retail note installments 60 days or more past due was $8 million at October 31, 1996 and $6 million at October 31, 1995. These past-due installments represented 0.19 percent of retail notes receivable at October 31, 1996 and 0.16 percent at October 31, 1995.

     The balance of revolving charge accounts receivable payments 60 days or more past due was $9 million at October 31, 1996 compared with $7 million at October 31, 1995. These past-due amounts represented 1.58 percent and 1.40 percent of revolving charge accounts receivable at each of those respective dates.

     The balance of financing and operating lease payments 60 days or more past due was $1.7 million at October 31, 1996 compared with $.8 million at October 31, 1995. These past-due installments represented 0.38 percent and 0.28 percent of the investment in financing and operating leases at each of those respective dates.

     Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $135 million at October 31, 1996 compared to $127 million at October 31, 1995. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1996 totaled $87 million and represented 1.6 percent of the total Receivables and Leases financed compared with $84 million and 1.7 percent, respectively, one year earlier. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined in 1996 due to an ongoing evaluation of loss experience and related estimates to insure that the allowance for credit losses is maintained at an adequate level.

     1995 COMPARED WITH 1994

     The Company's consolidated net income for the fiscal year ended
October 31, 1995 was $114 million compared with $105 million in 1994. The higher income resulted from higher earnings on a larger portfolio, partially offset by lower financing margins. The ratio of earnings to fixed charges was
1.73 to 1 for 1995 compared with 1.96 to 1 in 1994.

     Total revenues of $551 million in 1995 were up 19 percent from $463 million in 1994. Revenues were affected by the higher average portfolio owned and the higher overall yield on the portfolio held. Higher average borrowing rates on increased borrowings in 1995 resulted in higher interest expense, which totaled $238 million in 1995 compared with $167 million in 1994. Average borrowings were $3.726 billion in 1995 compared with $3.235 billion in 1994. The weighted average annual interest rate incurred on all interest-bearing borrowings during 1995 increased to 6.3 percent from 4.9 percent in 1994.

     Finance income earned on retail notes was $333 million in 1995 compared with $293 million in 1994, an increase of 14 percent. The average balance of the retail note portfolio financed during 1995 was seven percent higher than the comparable 1994 average balance.

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

     The average net investment in financing and operating leases increased by 20 percent in 1995 compared with 1994. Correspondingly, total lease revenues increased to $48 million in 1995 compared with $44 million in 1994.

     The net gain on retail notes sold totaled $11 million during 1995 compared with $10 million for 1994. The Company received proceeds from the sale of retail notes in the amount of $726 million during 1995 and $560 million in 1994. Securitization and servicing fee income totaled $36 million in 1995 compared with $29 million during 1994. Securitization and servicing fee income relates to retail notes sold to limited-purpose business trusts and primarily includes the amortization of present value receivable amounts from the trusts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received from the trusts.

     Administrative and operating expenses decreased three percent from $80 million in 1994 to $78 million in 1995.

     The provision for credit losses was $32 million in 1995 and $28 million in 1994. Total write-offs of Receivables and Leases financed were $24 million during 1995 compared with $21 million in 1994. The increase in write-offs from 1994 primarily related to an increase in the amount of revolving charge and industrial equipment receivable write-offs. The increase in the provision was partially offset by a favorable adjustment of $7 million in 1995 related to current and expected losses on both revolving charge and industrial equipment retail notes.

     Total acquisition volumes of Receivables and Leases by the Company during 1995 totaled $4.667 billion, an increase of 18 percent, compared with volumes of $3.942 billion during 1994. The higher volumes in 1995 resulted mainly from an increased volume of John Deere agricultural and John Deere lawn and grounds care equipment retail notes, recreational vehicles retail notes, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1995 totaled $4.922 billion compared with $4.112 billion in 1994. Receivables and Leases administered, which include retail notes and leases previously sold but still administered, amounted to $6.105 billion at the end of 1995 compared with $5.326 billion at October 31, 1994.

     During 1995, retail notes (principal value financed) acquired by the Company increased 15 percent compared with 1994. Retail note volumes totaled $2.864 billion during 1995 compared with 1994 volumes of $2.488 billion. The increase was primarily due to increased retail sales of John Deere equipment and an improvement in the Company's market share for the financing of John Deere agricultural equipment. Volumes of recreational product retail notes accounted for ten percent of total retail note volumes in 1995 and 11 percent in 1994.

     Retail note volumes from John Deere increased by $349 million in 1995, a 16 percent increase over 1994. Volumes of agricultural equipment retail notes increased 20 percent over 1994. Lawn and grounds care equipment retail note activity increased 12 percent in 1995 over 1994. Volumes of industrial equipment notes decreased by $4 million, or one percent, compared to 1994, however 1995 results do not include industrial dealer purchase notes, which were classified as part of the wholesale receivable balance. Retail note volumes in 1995 from John Deere continued to represent a significant proportion of the total United States retail sales of John Deere equipment.

     Volumes of recreational product retail notes, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of several unrelated manufacturers, were $289 million in 1995 compared with $262 million in 1994. This increase resulted primarily from more competitive financing programs in both the recreational vehicle and recreational marine product markets.

     At October 31, 1995, retail notes held by the Company were $3.825 billion compared to $3.289 billion in 1994. Included in these amounts were recreational product retail notes of $865 million in 1995 and $800 million in 1994. The balance of equipment retail notes held increased from $2.489 billion at October 31, 1994 to $2.960 billion at the end of 1995. This increase resulted from equipment retail note volumes exceeding collections during 1995. However, the Company also securitized and sold retail notes, receiving proceeds of $726 million during 1995 compared to $560 million during 1994. Additional information is presented in note 1 to the consolidated financial statements. The balance of retail notes administered by the Company, which includes retail notes previously sold, amounted to $4.987 billion at October 31, 1995, compared with $4.464 billion at October 31, 1994. The balance of retail notes previously sold was $1.162 billion at October 31, 1995 compared with $1.175 billion at October 31, 1994. The Company's maximum exposure under all retail note recourse provisions at October 31, 1995 and 1994 was $180 million and $140 million, respectively.

     Retail notes bearing variable finance rates totaled 52 percent of the total retail note portfolio at October 31, 1995 compared with 56 percent at October 31, 1994. The Company actively manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" and note 12 to the consolidated financial statements.

     Revolving charge accounts receivable totaled $510 million at October 31, 1995, an increase of 17 percent compared with $437 million at October 31, 1994. The balance at October 31, 1995 included $230 million of John Deere Credit Revolving Plan receivables and $278 million of Farm Plan receivables, compared with $210 million, $227 million, respectively, at October 31, 1994. Revolving charge account volumes increased 11 percent in 1995 compared with 1994, reflecting the increased volume of Farm Plan receivables.

     The portfolio of financing leases totaled $149 million at October 31, 1995 and $118 million at October 31, 1994. The investment in operating leases was $140 million and $125 million at the end of 1995 and 1994, respectively. The Company also administered municipal leases owned by Deere & Company, which totaled $21 million at October 31, 1995 compared with $39 million at October 31, 1994. The Company sold $20 million of municipal leases to Deere & Company in 1994.

     Wholesale notes receivable on recreational vehicle, manufactured housing, yachts, John Deere engine and John Deere industrial equipment owned by dealers totaled $298 million at October 31, 1995 compared with $142 million at October 31, 1994. Wholesale note volumes increased 67 percent during 1995 and were favorably impacted by the Company's growth in both the manufactured housing and yacht markets.

     Total Receivable and Lease amounts 60 days or more past due were $14 million at October 31, 1995 compared with $12 million at October 31, 1994. These past-due amounts represent 0.29 percent and 0.28 percent of the total Receivables and Leases held at those respective dates.

     The balance (principal plus accrued interest) of retail notes with any installments 60 days or more past due was $33 million at October 31, 1995 compared with $24 million at October 31, 1994. The amount of retail note installments 60 days or more past due was $6 million at October 31, 1995 and $6 million at October 31, 1994. These past-due installments represented 0.16 percent of retail notes receivable at October 31, 1995 and 0.17 percent at October 31, 1994.

     The balance of revolving charge accounts receivable payments 60 days or more past due was $7 million at October 31, 1995 compared with $6 million at October 31, 1994. These past-due amounts represented 1.40 percent and 1.28 percent of revolving charge accounts receivable at each of those respective dates.

     The balance of financing and operating lease payments 60 days or more past due was $.8 million at October 31, 1995 compared with $.6 million at October 31, 1994. These past-due installments represented 0.28 percent and 0.24 percent of the investment in financing and operating leases at each of those respective dates.

     Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and lease originating from the respective dealers can be charged, amounted to $127 million at October 31, 1995 compared to $111 million at October 31, 1994. At October 31, 1995, the Company's allowance for credit losses on all Receivables and Leases financed, totaled $84 million and represented 1.7 percent of the total Receivables and Leases financed compared with $80 million and 1.9 percent, respectively, at October 31, 1994.

CAPITAL RESOURCES AND LIQUIDITY

     The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market and in private sales. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99.

     The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets. Asset-liability risk is actively managed to minimize exposure to interest rate fluctuations.

     The Company's business is somewhat seasonal, with overall acquisition volumes of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last six months of the fiscal year.

     The aggregate net cash provided by operating and financing activities was primarily used to increase credit receivables. Net cash provided by operating activities was $222 million in 1996. Financing activities provided $564 million during the same period, resulting from a $634 million increase in total borrowings which was partially offset by dividend payments totaling $70 million to John Deere Credit Company. Net cash used for investing activities totaled $780 million in 1996, primarily due to Receivable and Lease acquisitions exceeding collections by $1.628 billion, which was partially offset by the $814 million of proceeds from the sale of receivables. In addition, in October 1996, the Company funded John Deere Credit Limited, its joint venture company in the United Kingdom. Cash and cash equivalents increased $7 million during 1996.
See "Statement of Consolidated Cash Flows."

     Over the past three years, operating activities have provided $544 million in net cash, the sale of receivables $2.121 billion and total net borrowings $2.120 billion. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $4.542 billion, and to pay $335 million in dividends.

     The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to hedge these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. In common with other large credit companies, the Company actively manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its borrowings. The Company also has a foreign exchange swap related to a long-term borrowing. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See note 12 to the consolidated financial statements for further details.

     Total interest-bearing indebtedness amounted to $4.898 billion at October 31, 1996, compared with $4.264 billion at October 31, 1995, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.098 billion at October 31, 1996 compared with $2.791 billion at October 31, 1995. Total long-term indebtedness amounted to $1.800 billion at October 31, 1996 and $1.473 billion at October 31, 1995. The ratio of total interest-bearing debt to stockholder's equity was 6.5 to 1 and 6.2 to 1 at October 31, 1996 and 1995, respectively.

     The Company maintained unsecured lines of credit with various banks in North America and overseas. See note 4 to the consolidated financial statements.

     During 1996, the Company retired $200 million of 4-5/8% notes due in 1996. In 1996, the Company also issued $1.190 billion and retired $144 million of medium-term notes.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $70 million in 1996 and $55 million in 1995. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1997, the Capital Corporation declared and paid a dividend of $20 million to John Deere Credit Company which, in turn, paid a dividend of $20 million to Deere & Company.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to instruction J(2).

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a)  (1)  Financial Statements

          (2)  Financial Statement Schedule

          See the table of contents to financial statements and schedule immediately preceding the financial statements and schedule to consolidated financial statements.

          (3)  Exhibits

          See the index to exhibits immediately preceding the exhibits filed with this report.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 13, 1996 (Items 5 and 7).

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

Date:  15 January 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                     Title                       Date
        ---------                     -----                       ----

/s/ Hans W. Becherer      Director, Chairman and Principal  )   15 January 1997
--------------------          Executive Officer             )
Hans W. Becherer                                            )
                                                            )
/s/ J. W. England        Director                           )
-----------------                                           )
J. W. England                                               )
                                                            )
/s/ B. L. Hardiek        Director                           )
-----------------                                           )
B. L. Hardiek                                               )
                                                            )
/s/ J. R. Heseman        Director                           )
-----------------                                           )
J. R. Heseman                                               )
                                                            )
/s/ D. E. Hoffmann       Director                           )
------------------                                          )
D. E. Hoffmann                                              )
                                                            )
/s/ F. F. Korndorf       Director                           )
------------------                                          )
F. F. Korndorf                                              )
                                                            )
/s/ R. W. Lane           Director, Vice President and       )
--------------                Principal Financial Officer   )
R. W. Lane                                                  )
                                                            )
/s/  P. E. Leroy         Director                           )
----------------                                            )
P. E. Leroy                                                 )
                                                            )
/s/ M. P. Orr            Director and President             )
-------------                                               )
M. P. Orr                                                   )
                                                            )
/s/ J. S. Robertson      Vice President and                 )
-------------------           Principal Accounting Officer  )
J. S. Robertson                                             )
                                                            )

/s/ E. L. Schotanus      Director                           )   15 January 1997
-------------------                                         )
E. L. Schotanus                                             )
                                                            )
/s/ J. D Volkert         Director                           )
----------------                                            )
J. D. Volkert                                               )
                                                            )
/s/ S. E. Warren         Director                           )
----------------                                            )
S. E. Warren                                                )
                                                            )

                                     [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1996 and 1995 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Table of Contents on page 23. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


November 26, 1996

                                  TABLE OF CONTENTS
                                  -----------------

                                                                           PAGE
                                                                           ----

FINANCIAL STATEMENTS:

     John Deere Capital Corporation and Subsidiaries (consolidated):

     Statements of Consolidated Income and Retained Earnings
          for the Years Ended October 31, 1996, 1995 and 1994.............. 24

     Consolidated Balance Sheets, October 31, 1996 and 1995................ 25


     Statements of Consolidated Cash Flows for the Years Ended
          October 31, 1996, 1995 and 1994.................................. 26

     Notes to Consolidated Financial Statements............................ 27

FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
          Years Ended October 31, 1996, 1995 and 1994...................... 41




                                  SCHEDULES OMITTED

    The following schedules are omitted because of the absence of conditions under which they are required:

I, III, IV, and V.

                       JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                                  (dollars in millions)


                                                                FOR THE YEAR ENDED OCTOBER 31
                                                        ---------------------------------------------
                                                             1996           1995           1994
                                                        ---------------------------------------------
REVENUES

   Finance income earned on retail notes                  $  372.4       $  333.5       $  292.9

   Revolving charge account income                            95.1           84.3           66.6

   Lease revenues                                             67.7           48.0           43.6

   Finance income earned on wholesale notes                   37.7           23.1           11.0

   Net gain on retail notes sold                              14.4           11.4           10.3

   Interest income from short-term investments                11.4           11.3            6.2

   Securitization and servicing fee income                    46.0           35.5           28.6

   Other income                                               12.0            3.8            3.9
-----------------------------------------------------------------------------------------------------
     Total revenues                                          656.7          550.9          463.1
-----------------------------------------------------------------------------------------------------
 EXPENSES

   Interest expense:

     On obligations to others                                271.2          234.6          163.3

     On notes payable to Deere & Company                       2.5            3.8            3.3
-----------------------------------------------------------------------------------------------------
       Total interest expense                                273.7          238.4          166.6
-----------------------------------------------------------------------------------------------------
   Operating expenses:

     Administrative and operating expenses                    95.0           77.6           79.7

     Provision for credit losses                              38.2           32.3           27.8

     Fees paid to Deere & Company                              6.1            5.3            6.4

     Depreciation of equipment on operating leases            37.1           21.9           20.8
-----------------------------------------------------------------------------------------------------
       Total operating expenses                              176.4          137.1          134.7
-----------------------------------------------------------------------------------------------------
       Total expenses                                        450.1          375.5          301.3
-----------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                                  206.6          175.4          161.8

 PROVISION FOR INCOME TAXES                                   72.5           61.3           56.9
-----------------------------------------------------------------------------------------------------
 NET INCOME                                                  134.1          114.1          104.9

 CASH DIVIDENDS DECLARED                                     (70.0)         (55.0)        (210.0)

 RETAINED EARNINGS AT BEGINNING OF THE YEAR                  580.3          521.2          626.3
-----------------------------------------------------------------------------------------------------
 RETAINED EARNINGS AT END OF THE YEAR                     $  644.4       $  580.3       $  521.2
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

 Ratio of earnings to fixed charges                            1.75           1.73           1.96
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                   JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (dollars in millions)


                                                                           OCTOBER 31
                                                                --------------------------------
                                                                      1996            1995
                                                                --------------------------------
ASSETS

   Cash and cash equivalents                                       $  171.0        $  164.3

   Receivables and leases:

     Retail notes                                                   4,075.9         3,824.9

     Revolving charge accounts                                        564.8           510.2

     Financing leases                                                 181.5           149.3

     Wholesale notes                                                  524.5           298.1
------------------------------------------------------------------------------------------------
       Total receivables                                            5,346.7         4,782.5

     Equipment on operating leases - net                              276.8           139.5
------------------------------------------------------------------------------------------------
       Total receivables and leases                                 5,623.5         4,922.0

     Allowance for credit losses                                      (87.4)          (84.2)
------------------------------------------------------------------------------------------------
       Total receivables and leases - net                           5,536.1         4,837.8
------------------------------------------------------------------------------------------------
   Other receivables                                                  189.9           183.4

   Investment in unconsolidated affiliate                               6.3           ---

   Other assets                                                        67.8            65.3
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $5,971.1        $5,250.8
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

   Short-term borrowings:

     Commercial paper                                              $1,689.9        $1,986.7

     Deere & Company                                                  544.8           460.1

     Current maturities of long-term borrowings                       863.7           343.9
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
       Total short-term borrowings                                  3,098.4         2,790.7
------------------------------------------------------------------------------------------------
   Accounts payable and accrued liabilities:

     Accrued interest on senior debt                                   35.9            28.4

     Other payables                                                   144.8           139.1
------------------------------------------------------------------------------------------------
       Total accounts payable and accrued liabilities                 180.7           167.5
------------------------------------------------------------------------------------------------
   Deposits withheld from dealers and merchants                       135.4           126.6
------------------------------------------------------------------------------------------------
   Long-term borrowings:

     Senior debt                                                    1,649.5         1,172.9

     Subordinated debt                                                150.0           300.0
------------------------------------------------------------------------------------------------
       Total long-term borrowings                                   1,799.5         1,472.9
------------------------------------------------------------------------------------------------
     Total liabilities                                              5,214.0         4,557.7
------------------------------------------------------------------------------------------------
   Stockholder's equity

     Common stock, without par value  (issued and outstanding -

       2,500 shares owned by John Deere Credit Company)               112.8           112.8

     Retained earnings                                                644.4           580.3

       Cumulative translation adjustment                               (0.1)          ---
------------------------------------------------------------------------------------------------
       Total stockholder's equity                                     757.1           693.1
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $5,971.1        $5,250.8
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.




                           JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (in millions)

                                                                         FOR THE YEAR ENDED OCTOBER 31
                                                                 ----------------------------------------------
                                                                       1996           1995           1994
                                                                 ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                       $  134.1       $  114.1       $  104.9

 Adjustments to reconcile net income to net cash

       provided by operating activities:

     Provision for credit losses                                        38.2           32.3           27.8

     Provision for depreciation                                         39.5           23.8           22.6

     Provision (credit) for deferred income taxes                        1.7           (2.0)          (3.0)

     Other                                                               8.9           (7.0)           7.8
---------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       222.4          161.2          160.1
 ---------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Cost of receivables and leases acquired                          (5,516.6)      (4,667.4)      (3,941.9)

   Collections of receivables                                        3,888.8        3,038.5        2,656.6

   Proceeds from sales of receivables                                  814.0          726.3          580.2

   Acquisition of business                                              (7.4)         ---            ---

   Other                                                                41.6            5.2           59.5
---------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                           (779.6)        (897.4)        (645.6)
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in commercial paper                            (296.8)         405.9        1,126.8

   Change in receivable/payable with Deere & Company                    84.7          357.5         (336.9)

   Proceeds from issuance of long-term borrowings                    1,190.0          775.0          188.5

   Principal payments on long-term borrowings                         (344.0)        (625.8)        (405.2)

   Dividends paid                                                      (70.0)         (55.0)        (210.0)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                         563.9          857.6          363.2
---------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    6.7          121.4         (122.3)

 CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                    164.3           42.9          165.2
---------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT THE END OF YEAR                       $  171.0       $  164.3        $  42.9
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



  The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



                   JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

    John Deere Capital Corporation (Capital Corporation) is a wholly-owned subsidiary of John Deere Credit Company, a finance holding company which is wholly-owned by Deere & Company. The Capital Corporation and its subsidiaries, Deere Credit Services, Inc. (DCS), Farm Plan Corporation (FPC), Deere Credit, Inc. (DCI), John Deere Receivables, Inc. (JDRI), John Deere Funding Corporation
(JDFC) and Arrendadora John Deere, S.A. de C.V. (AJD) are collectively called the Company. Deere & Company, together with its subsidiaries and affiliates, are collectively called John Deere.

    Retail notes, revolving charge accounts, direct financing leases, and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

    The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1996, John Deere was compensated by the Company for originating retail notes and leases on John Deere products. John Deere is also reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by John Deere based on utilization of the lines.

    In October 1996, the Company formed a joint venture company, John Deere Credit Limited. The investment in John Deere Credit Limited is being accounted for as an equity basis investment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

ACCOUNTING CHANGES

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company will adopt in fiscal year 1997. This Statement is not expected to have an effect on the Company's financial position or results of operations.

    In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which the Company must adopt for transactions occurring after December 31, 1996. This Statement will have no effect on the Company's financial position or results of operations.

RETAIL NOTES RECEIVABLE

    The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by John Deere's agricultural, industrial and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, industrial and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes).

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

    A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment sold in advance of the season of use or in other sales promotions by John Deere on which finance charges are waived by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 20 percent in 1996, 19 percent in 1995 and 14 percent in 1994.

    A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. To the extent that a loss on a retail note cannot be absorbed by deposits withheld from the dealer from which the retail note was acquired, it is charged against the Company's allowance for credit losses. At the end of each calendar year, the balance of each dealer's withholding account in excess of a specified percent (currently three percent) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. At the end of the Company's fiscal year, any negative balance in the dealer withholding account is written off and absorbed by the Company's allowance for credit losses.

    There is no withholding of dealer deposits on John Deere industrial equipment retail notes. In addition, the Company does not withhold deposits on recreational product retail notes.

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


REVOLVING CHARGE ACCOUNTS RECEIVABLE

    Revolving charge account income is generated primarily by three revolving credit products: Farm Plan, the John Deere Credit Revolving Plan and Preferred Resource.

    Farm Plan is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and service labor. Merchants offer Farm Plan as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their existing account balances.

    The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances.

    Preferred Resource (an unsecured lending product) is used primarily by executives and professionals, and offers customers convenience and security by providing a substantial, readily-available source of funding for a variety of personal expenses.

    Accrual of revolving charge account income is suspended generally when an account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan account, 150 days for a John Deere Credit Revolving Plan account and 120 days for a Preferred Resource account.

DIRECT FINANCING LEASES AND EQUIPMENT ON OPERATING LEASES

    The Company leases agricultural, industrial, lawn and grounds care and certain other equipment directly to retail customers.

    At the time of accepting a lease that qualifies as a direct financing lease under FASB Statement No. 13, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned lease income. The unearned lease income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned lease income is recognized as revenue over the lease term on the effective-yield method.

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

    The Company has significant investments in residual value in its leasing portfolios. These residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate.

    Deposits withheld from John Deere dealers and related losses on leases are handled in a manner similar to the procedures for retail notes. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

    Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated wholesale market value of the equipment.

    Generally, when an account becomes 120 days delinquent, accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses.

WHOLESALE NOTES RECEIVABLE

    The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere industrial equipment and the Sabre by John Deere line of equipment owned by dealers of those products. Wholesale finance income is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. Although amounts are not withheld from dealers to cover uncollectible receivables, there are usually repurchase agreements with manufacturers for new inventories held by dealers. Generally, when an account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the amount is designated for litigation and the estimated uncollectible amount is written off to the allowance for credit losses.

OTHER RECEIVABLES

    The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilized the notes as collateral for the issuance of asset backed securities. At the time of the sales, "other receivables" were classified and recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The Company is also compensated by the trusts or third parties for certain expenses incurred in the administration of these receivables. Securitization and servicing fee income includes the amortization of the above receivables, adjustments related to those sales and reimbursed administrative expenses.

RECLASSIFICATIONS

    Certain amounts for prior years have been reclassified to conform with 1996 financial statement presentations.

NOTE 2.  RECEIVABLES AND LEASES

RETAIL NOTES RECEIVABLE

    Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

                                                       1996           1995
                                                 -------------------------------
     Agricultural equipment - new                  $  1,588.2     $  1,506.6

     Agricultural equipment - used                    1,318.4        1,291.6

     Industrial equipment - new                         587.9          464.3

     Industrial equipment - used                        134.6          123.4

     Lawn and grounds care equipment - new              193.4          172.0

     Lawn and grounds care equipment - used              20.5           18.8

     Recreational products                            1,351.3        1,396.9
--------------------------------------------------------------------------------
           Total                                      5,194.3        4,973.6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Unearned finance income:

     Equipment                                         (608.0)        (617.1)

     Recreational products                             (510.4)        (531.6)
--------------------------------------------------------------------------------
           Total                                     (1,118.4)      (1,148.7)
--------------------------------------------------------------------------------
     Retail notes receivable                       $  4,075.9     $  3,824.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Retail note installments at October 31 are scheduled as follows (in millions of dollars):

                                                       1996           1995
                                                 -------------------------------
         Due in:

           0-12 months                             $  1,285.0     $  1,165.7

           13-24 months                               1,117.9        1,042.6

           25-36 months                                 932.0          877.7

           37-48 months                                 690.9          673.1

           49-60 months                                 435.9          458.1

           61-72 months                                 177.5          209.2

           Over 72 months                               555.1          547.2
        ------------------------------------------------------------------------
             Total                                 $  5,194.3     $  4,973.6
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

              Company guidelines relating to down payment requirements and maximum contract terms on retail notes are generally as follows:

                                                        DOWN     CONTRACT
                                                       PAYMENT     TERMS
                                                    --------------------------
   Agricultural equipment (new and used):

         Seasonal payments                              30%   7 crop years

         Monthly payments                               20%      84 months

   Industrial equipment:

         New                                            20%   48-60 months

         Used                                           20%      36 months

   Lawn and grounds care equipment (new and used):

         Personal use                                   10%      72 months

         Commercial use                                 20%      72 months

   Recreational products (excluding yachts):

         New                                            15%     180 months

         Used                                           15%     144 months

   Yachts (new and used)                                20%     240 months

    During 1996, the average effective yield on retail notes held by the Company was approximately 9.7 percent compared with 10.0 percent in 1995.

    Retail notes acquired by the Company during the year ended October 31, 1996 had an estimated average original term (based on dollar amounts) of 67 months. During 1995 and 1994, the estimated average original term was 71 and 70 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term.

    During 1996, the Company received proceeds of $814 million from the sales of retail notes in private third party transactions. During 1995 and 1994, the Company received proceeds of $726 million and $560 million from the sale and securitization of retail notes.

    At October 31, 1996, 1995 and 1994, the balance of all retail notes previously sold by the Company was $1.177 billion, $1.162 billion and $1.175 billion, respectively. Additional sales of retail notes are expected to be made in the future.

    The Company recognizes any gain or loss at the time of the sale of retail notes. The Company acts as agent for the buyers in collection and administration of all the notes it has sold. The Company's maximum exposure under all retail note recourse provisions at October 31, 1996 and 1995 was $186 million and $180 million, respectively. All retail notes sold are collateralized by security agreements on the related equipment sold to the customers.


REVOLVING CHARGE ACCOUNTS RECEIVABLE

    Revolving charge accounts receivable at October 31, 1996 totaled $565 million compared with $510 million at October 31, 1995. Account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule. A minimum amount is due each month from customers selecting the revolving payment option.

DIRECT FINANCING LEASES RECEIVABLE

    Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

                                                         1996          1995
                                                    ----------------------------
      Agricultural equipment                          $  76.2        $  89.7

      Industrial equipment                               85.6           56.5

      Lawn and grounds care equipment                    12.4            5.2

      Other equipment                                    36.3           24.0
   -----------------------------------------------------------------------------
           Total                                        210.5          175.4

      Estimated residual values                           0.9            0.9

      Unearned finance income                           (29.9)         (27.0)
   -----------------------------------------------------------------------------
           Financing leases receivable               $  181.5       $  149.3
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

    Residual values represent the amounts estimated to be recoverable at maturity from disposition of the leased equipment under non-purchase option financing leases.

    Initial lease terms for financing leases range from 12 months to 72 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):


                                                         1996          1995
                                                    ----------------------------
                Due in:

                    0-12 months                       $  75.9        $  57.9

                    13-24 months                         59.8           49.2

                    25-36 months                         42.3           35.7

                    37-48 months                         23.2           23.1

                    Over 48 months                        9.3            9.5
                 ---------------------------------------------------------------
                       Total                         $  210.5       $  175.4
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------


    The Company administers municipal leases owned by John Deere which totaled $11 million at October 31, 1996 and $21 million at October 31, 1995. The Company sold $20 million of municipal leases to John Deere in 1994. There were no sales of municipal leases to John Deere in 1996 or 1995.

WHOLESALE NOTES RECEIVABLE

    Wholesale notes receivable on recreational vehicle, manufactured housing, yachts, John Deere engine, John Deere industrial equipment and the Sabre by John Deere line of equipment owned by the dealers totaled $524 million at October 31, 1996 compared with $298 million at October 31, 1995. Generally, the maximum maturity for wholesale notes is 12 months.

EQUIPMENT ON OPERATING LEASES

    The cost of equipment on operating leases by product category at October 31 are as follows (in millions of dollars):

                                                         1996          1995
                                                    ----------------------------
      Agricultural equipment                         $  221.3       $  129.4

      Industrial equipment                               96.4           55.2

      Lawn and grounds care equipment                     7.5            2.0

      Other equipment                                     6.9            0.8
   -----------------------------------------------------------------------------
           Total                                        332.1          187.4

      Accumulated depreciation                          (55.3)         (47.9)
   -----------------------------------------------------------------------------
           Equipment on operating leases - net       $  276.8       $  139.5
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

    Initial lease terms for equipment on operating leases range from 12 months to 72 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

                                                         1996          1995
                                                    ----------------------------
                  Due in:

                    0-12 months                       $  54.7        $  24.5

                    13-24 months                         47.8           14.9

                    25-36 months                         21.6            9.2

                    37-48 months                         12.0            5.2

                    Over 48 months                        3.1            1.6
                 ---------------------------------------------------------------
                           Total                     $  139.2        $  55.4
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------

CONCENTRATION OF CREDIT RISK

    Receivables and Leases have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables and Leases other than certain revolving charge accounts.

NOTE 3. ALLOWANCE FOR CREDIT LOSSES

    Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience.

    An analysis of the allowance for credit losses on total Receivables and Leases follows (in millions of dollars):

                                               1996         1995         1994
                                          -------------------------------------
   Balance, beginning of the year           $  84.2     $  80.1     $  77.5

   Provision charged to operations             38.2        32.3        27.8

   Amounts written off                        (29.0)      (23.7)      (20.8)

   Transfers related to retail note sales      (6.0)       (4.5)       (4.4)
-------------------------------------------------------------------------------
   Balance, end of the year                 $  87.4     $  84.2     $  80.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    The allowance for credit losses represented 1.6 percent, 1.7 percent and
1.9 percent of Receivables and Leases outstanding at October 31, 1996, 1995 and 1994, respectively. In addition, the Company had $135 million, $127 million and $111 million at October 31, 1996, 1995 and 1994, respectively, of deposits withheld from John Deere dealers and Farm Plan merchants available for certain potential credit losses originating from those dealers and merchants. The provision for credit losses in 1996 reflects the growth in the total Receivables and Leases portfolio.

NOTE 4. SHORT-TERM BORROWINGS

    On October 31, 1996, short-term borrowings were $3.098 billion, $1.690 billion of which was commercial paper. Short-term borrowings were $2.791 billion one year ago, $1.987 billion of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from Deere & Company, which totaled $545 million at October 31, 1996. The Capital Corporation pays a market rate of interest to Deere & Company based on the average outstanding borrowings each month. The weighted average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1996 and 1995 were 5.5 percent and 5.8 percent, respectively.

    At October 31, 1996, the Capital Corporation, Deere & Company and John
Deere Credit Inc. (Canada), jointly, maintained $4.208 billion of unsecured lines of credit with various banks in North America and overseas, $2.145 billion of which was unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the above lines of credit is a committed long-term credit agreement expiring on February 27, 2001, for $3.675 billion. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 4.4 to 1 at October 31, 1996 compared to 4.0 at October 31, 1995. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

    In October 1996, Deere & Company formalized in a written agreement its long-standing previously expressed intention to make income maintenance payments to the Capital Corporation such that the Company's ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For purposes of these calculations, "earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings to fixed charges was 1.75 to 1, 1.73 to 1, and 1.96 to 1, in 1996, 1995 and 1994,
respectively. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make John Deere responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

NOTE 5.  LONG-TERM BORROWINGS

    Long-term borrowings of Capital Corporation at October 31 consisted of the following (in millions of dollars):


                                                                                     1996            1995
                                                                                 -----------------------------
   Senior Debt:

      Medium-term notes due 1997-2006:

         Average interest rate of 6.7% as of year end 1996 and 7.0%
         as of year end 1995                                                       $1,402.0       $  825.7

      7.20% notes due 1997                                                            ---            100.0

      Floating rate notes due 1998 (federal funds rate):

         Swapped to an alternative variable interest rate of 5.6% as of

         year end 1996 and 6.0% as of year end 1995                                   150.0          150.0

      5% Swiss franc bonds due 1999:

         Swapped to U.S. dollars and a variable interest rate of 6.0% as

          of year end 1996 and 6.4% as of year end 1995                                97.5           97.5
--------------------------------------------------------------------------------------------------------------
             Total senior debt                                                      1,649.5        1,173.2

             Less unamortized debt discount                                           ---              0.3
--------------------------------------------------------------------------------------------------------------
             Net senior debt                                                        1,649.5        1,172.9
--------------------------------------------------------------------------------------------------------------
   Subordinated Debt:

      9-5/8% Subordinated Notes due 1998:

         Swapped to variable interest rate of 6.0% as of year end 1996

         and 6.5% as of year end 1995                                                 150.0          150.0

      8-5/8% Subordinated Debentures due 2019:

         Swapped to variable interest rate of 5.7% as of year end 1995(1)             ---            150.0
--------------------------------------------------------------------------------------------------------------
             Total subordinated debt                                                  150.0          300.0
--------------------------------------------------------------------------------------------------------------
             Total                                                               $  1,799.5     $  1,472.9
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


  (1)    Reclassified to short-term borrowings in 1996 because the obligation
         is callable by the creditors in 1997.   Swapped to variable interest
         rate of 5.3% as of year end 1996.

    The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as
follows:   1997 - $864,  1998 - $893,  1999 - $373, 2000 - $290 and  2001 -
$140.

NOTE 6.  COMMON STOCK

    All of Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1996 or 1995. At October 31, 1996, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

NOTE 7.  DIVIDENDS

    The Capital Corporation paid cash dividends to John Deere Credit Company of $70 million in 1996 and $55 million in 1995. In each case, John Deere Credit Company paid an identical dividend to Deere & Company.

NOTE 8.  PENSION AND OTHER RETIREMENT BENEFITS

    The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations.
Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.7 million in 1996, $1.4 million in 1995 and $1.5 million in 1994.

    The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in the Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $.8 million in 1996, $.9 million in 1995 and $.7 million in 1994.

    Further disclosure for these plans are included in the notes to the Deere & Company 1996 annual report.

NOTE 9.  INCOME TAXES

TAXES ON INCOME AND INCOME TAX CREDITS

    The taxable income of the Company is included in the consolidated United States income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

DEFERRED INCOME TAXES

    Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 are as follows (in millions of dollars):



                                                                         1996                               1995
                                                             -------------------------------   --------------------------------
                                                               DEFERRED        DEFERRED           DEFERRED        DEFERRED
                                                                 TAX              TAX               TAX             TAX
                                                                ASSETS        LIABILITIES          ASSETS        LIABILITIES
                                                             -------------------------------    -------------------------------
    Allowance for credit losses                                 $  34.3                            $  34.3

    Deferred lease income                                                      $   4.6                            $   7.6

    Deferred retail note finance income                                            8.9                                8.1

    Accrual for retirement and other benefits                       2.5                                2.3

    Securitization income                                           3.6                                7.8

    Miscellaneous accruals and other                                                .3                                 .4
  -----------------------------------------------------------------------------------------------------------------------------
         Total deferred income tax assets and liabilities       $  40.4        $  13.8             $  44.4        $  16.1
  -----------------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------------



The provision for income taxes consisted of the following (in millions of dollars):

                                                    1996      1995      1994
                                               ---------------------------------
      Current                                    $  70.8   $  63.3   $  59.9

      Deferred                                       1.7      (2.0)     (3.0)
   -----------------------------------------------------------------------------
          Total provision for income taxes       $  72.5   $  61.3   $  56.9
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

EFFECTIVE INCOME TAX PROVISION

     A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

                                                    1996      1995      1994
                                               ---------------------------------
     United States federal income tax provision

       at a statutory rate of 35 percent         $  72.3   $  61.4   $  56.6

      Municipal lease income not taxable            (0.5)     (0.3)     (0.1)

      Other adjustments - net                        0.7       0.2       0.4
   -----------------------------------------------------------------------------
         Total provision for income taxes        $  72.5   $  61.3   $  56.9
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

NOTE 10.  CASH FLOW INFORMATION

     For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

     Cash payments by the Company for interest incurred on borrowings in 1996, 1995 and 1994 were $271 million, $225 million and $174 million, respectively. Cash payments for income taxes during these same periods were $77 million, $64 million and $60 million, respectively.

NOTE 11.  LEGAL PROCEEDINGS

     The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

NOTE 12.  FINANCIAL INSTRUMENTS

     The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):



                                                      1996                    1995
                                              ---------------------   ---------------------
                                               CARRYING    FAIR        CARRYING    FAIR
                                                VALUE      VALUE         VALUE     VALUE
                                              ---------------------   ---------------------
  Receivables financed and other receivables
    related to asset backed securitizations    $ 5,532   $ 5,519       $ 4,962   $ 4,963


  Long-term borrowings and related swaps:

    Long-term borrowings                       $(1,816)  $(1,844)       (1,504)   (1,545)

    Interest rate and foreign currency swaps        17        30            31        56
-------------------------------------------------------------------   ---------------------
    Total                                      $(1,799)  $(1,814)      $(1,473)  $(1,489)
-------------------------------------------------------------------   ---------------------
-------------------------------------------------------------------   ---------------------




FAIR VALUE ESTIMATES

    Fair values of the long-term receivables with fixed rates were based on the values of their related cash flows discounted at current market interest rates. The fair values of the remaining receivables financed approximated the carrying amounts. The fair values of receivables related to asset backed securitizations were based on the discounted values of their related cash flows.

    Fair values of long-term borrowings with fixed rates were based on the values of their related cash flows discounted at current market interest rates. Certain long-term borrowings of the Company have been swapped to current variable interest rates and United States dollars. Fair values of these swaps were based on quotes from dealers.

    Fair values and carrying values of the Company's other interest rate swaps and caps associated with short-term borrowings were not material.

DERIVATIVES

    The Company enters into derivative transactions only to hedge exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

INTEREST RATE SWAPS AND CAPS

    The Company enters into interest rate swap and interest rate cap agreements related to its borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. Premiums are amortized to interest expense over the lives of the agreements.

    At October 31, 1996 and 1995, the total notional principal amounts of interest rate swap agreements hedging short-term borrowings were $346 million and $100 million, having rates of 5.2 to 7.4 percent and 6.5 to 7.0 percent, terminating in up to 12 months and four months respectively. There were no interest rate cap agreements at October 31, 1996 or 1995.

    The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "Long-Term Borrowings" table on page 35 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, in 1995 the Company had interest rate swap agreements corresponding to a portion of their fixed-rate long-term borrowings. At October 31, 1995, the total notional principal amount of these swap agreements was $116 million, having variable interest rates of 6.1 to 6.5 percent, terminating in up to 16 months.

    The Company also has interest rate swap agreements associated with medium-term notes. The "Long-Term Borrowings" table on page 35 reflects the interest rates relating to these swap agreements. At October 31, 1996 and 1995, the total notional principal amounts of these swap agreements were $520 million and $260 million, terminating in up to 113 months and 83 months, respectively.

FOREIGN EXCHANGE SWAPS

    At October 31, 1996 and 1995, the Company had a foreign exchange swap agreement maturing in up to 27 months and 39 months, respectively, for $97 million to hedge the currency exposure of the 5% Swiss Franc Bonds due in 1999. The foreign exchange swap gains and losses are accrued as foreign exchange rates change and offset the equal and opposite gains and losses on the related bonds.

NOTE 13.  SUPPLEMENTAL QUARTERLY INFORMATION AND DIVIDEND (UNAUDITED)

QUARTERLY INFORMATION

    Supplemental quarterly information for the Company follows (in millions of dollars):


                                       FIRST       SECOND        THIRD       FOURTH       FISCAL
                                      QUARTER      QUARTER      QUARTER      QUARTER       YEAR
                                   -----------------------------------------------------------------
   1996:
     Revenues                       $  150.7     $  167.6     $  158.7     $  179.7     $  656.7

     Interest expense                   66.3         67.6         66.8         73.0        273.7

     Operating expenses                 34.7         41.8         42.2         57.7        176.4

     Provision for income taxes         17.4         20.3         17.4         17.4         72.5
----------------------------------------------------------------------------------------------------
     Net income                     $   32.3     $   37.9     $   32.3     $   31.6     $  134.1
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1995:

     Revenues                       $  126.2     $  144.3     $  132.6     $  147.8     $  550.9

     Interest expense                   55.1         60.6         57.8         64.9        238.4

     Operating expenses                 28.9         32.4         34.3         41.5        137.1

     Provision for income taxes         14.8         18.0         14.2         14.3         61.3
----------------------------------------------------------------------------------------------------
     Net income                     $   27.4     $   33.3     $   26.3     $   27.1     $  114.1
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



DIVIDEND

    On December 6, 1996, the Capital Corporation declared a $20 million dividend, to be paid to John Deere Credit Company on December 17, 1996. John Deere Credit Company, in turn, declared a $20 million dividend to Deere & Company, also payable on December 17, 1996.


                                                                                      SCHEDULE II

                        JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                                VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                       IN THOUSANDS)


          Column A                      Column B                    Column C
          --------                      --------                    --------
                                       Balance at                   Additions
                                                   ----------------------------------------------
                                       Beginning       Charged to Costs    Charged to Other
        Description                     of Year          and Expenses      Accounts-Explain
-------------------------------------------------------------------------------------------------
 Year Ended October 31, 1996:
   Reserve deducted from the asset
     to which it applies-
   Allowance for credit losses




 Total                                 $  84,159          $  38,194
                                      -----------        -----------
                                      -----------        -----------
 Year Ended October 31, 1995:
   Reserve deducted from the asset
     to which it applies-
   Allowance for credit losses




 Total                                 $  80,122          $  32,303
                                      -----------        -----------
                                      -----------        -----------
 Year Ended October 31, 1994:
   Reserve deducted from the asset
     to which it applies-
   Allowance for credit losses




 Total                                 $  77,486          $  27,831
                                      -----------        -----------
                                      -----------        -----------



                         Column D                          Column E
                         --------                          --------
                        Deductions
-----------------------------------------------------
                                                          Balance at
        Description                       Amount          End of Year
---------------------------------------------------------------------------




 Transfers related
  to retail note sales                 $    6,002
 Uncollectible receivables                 28,951
                                      -----------

 Total Deductions                      $   34,953        $   87,400
                                      -----------        -----------
                                      -----------        -----------




 Transfers related
  to retail note sales                 $    4,580
 Uncollectible receivables                 23,686
                                      -----------

 Total Deductions                      $   28,266         $   84,159
                                      -----------        -----------
                                      -----------        -----------




 Transfers related
  to retail note sales                $    4,390
 Uncollectible receivables            $   20,805
                                      -----------

 Total Deductions                     $   25,195         $   80,122
                                      -----------        -----------
                                      -----------        -----------



                                  INDEX TO EXHIBITS



2.       Not applicable.

3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1994*).

3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1994*).

4.1 Credit agreements among registrant, Deere & Company, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association), Bank of America National Trust and Savings Association, Deutsche Bank AG, and the Toronto-Dominion Bank as Managing Agents, dated as of April 5, 1995 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 1995, Securities and Exchange Commission file number 1-4121*).

4.2 Senior Indenture dated as of June 15, 1995 between the registrant and The Chase Manhattan Bank (National Association), as Trustee (Exhibit
         4.1 to Form 10-Q of the registrant for the quarter ended July
         31, 1995*).

4.3 Subordinated Indenture dated as of June 15, 1995 between the registrant and First National Bank of Chicago, as Trustee (Exhibit 4.2 to Form 10-Q of the registrant for the quarter ended July 31, 1995*).

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

9.       Not applicable.

10.1 Agreement dated May 11, 1993 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.2 Amendment dated November 4, 1994 between the registrant and Deere & Company concerning agricultural retail notes. (Exhibit 10.2 to Form 10-K of the registrant for the year ended October 31, 1995*).

10.3 Agreement dated May 11, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.4 Amendment dated November 4, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes. (Exhibit 10.4 to Form 10-K of the registrant for the year ended October 31, 1995*).

10.5 Agreement dated January 26, 1983 between the registrant and Deere & Company relating to agreements with United States sales branches on retail notes (Exhibit 10.4 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.6 Insurance policy no. CL-001 of Sierra General Life Insurance Company providing insurance on lives of purchasers of certain equipment financed with receivables (Exhibit 10.5 to Form 10-Q of the registrant for the quarter ended April 30, 1993*).

10.7 Agreement dated October 15, 1996 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth.

11.      Not applicable.

12. Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 1996.

13.      Not applicable.

16.      Not applicable.

18.      Not applicable.

21.      Omitted pursuant to instruction J(2).

22.      Not applicable.

23.      Consent of Deloitte & Touche LLP.

24.      Not applicable.

27.      Financial Data Schedule.

28.      Not applicable.

99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1996 (Securities and Exchange Commission file number 1-4121*).


------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.