Form 10-Q
period 1997-01-31
DEERE JOHN CAPITAL CORP
filed 1997-03-07
CIK 27673

----------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            ----------
                             FORM 10-Q
                            ----------

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1997

                    Commission file no: 1-6458

                     -------------------------

                  JOHN DEERE CAPITAL CORPORATION

Delaware                                         36-2386361
(State of incorporation)  (IRS employer identification no.)

                  1 East First Street, Suite 600
                        Reno, Nevada  89501
             (Address of principal executive offices)

                 Telephone Number:  (702) 786-5527

                ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

    At January 31, 1997, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

-----------------------------------------------------------------
                        Page 1 of 15 Pages
                    Index to Exhibits:  Page 13



                 PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

          John Deere Capital Corporation and Subsidiaries
      Statements of Consolidated Income and Retained Earnings
                            (Unaudited)
                           (in millions)

                                               Three Months Ended
                                                    January 31
                                                  1997      1996
Revenues
  Finance income earned on retail notes         $  92.2   $  92.1
  Revolving charge account income                  22.0      21.5
  Lease revenues                                   22.7      12.7
  Finance income earned on wholesale notes         11.8       7.6
  Net gain on retail notes sold                      .7        .3
  Interest income from short-term investments       2.6       2.8
  Securitization and servicing fee income          10.4      11.4
  Other income                                      1.1       2.3
    Total revenues                                163.5     150.7

Expenses
  Interest expense:
    On obligations to others                       70.8      64.9
    On notes payable to Deere & Company              .7       1.4
      Total interest expense                       71.5      66.3
  Operating expenses:
    Administrative and operating expenses          22.7      20.3
    Provision for credit losses                     6.5       5.9
    Fees paid to Deere & Company                    2.2       1.9
    Depreciation of equipment on operating leases  14.3       6.6
      Total operating expenses                     45.7      34.7
      Total expenses                              117.2     101.0

Income of consolidated group before income taxes   46.3      49.7
Provision for income taxes                         16.1      17.4
Income of consolidated group                       30.2      32.3
Equity in loss of unconsolidated affiliate          (.5)      ---
Net income                                         29.7      32.3
Cash dividends declared                           (20.0)    (20.0)
Retained earnings at beginning of the period      644.4     580.3
Retained earnings at end of the period          $ 654.1   $ 592.6

            See Notes to Interim Financial Statements.






          John Deere Capital Corporation and Subsidiaries
                    Consolidated Balance Sheets
                            (Unaudited)
                       (dollars in millions)

                                       Jan 31    Oct 31    Jan 31
                                        1997      1996      1996
Assets
  Cash and cash equivalents           $  173.9  $  171.0  $  128.4
  Receivables and leases:
    Retail notes                       4,347.9   4,075.9   4,023.5
    Revolving charge accounts            472.7     564.8     443.8
    Financing leases                     192.4     181.5     149.3
    Wholesale notes                      538.4     524.5     321.5
      Total receivables                5,551.4   5,346.7   4,938.1
    Equipment on operating leases-net    325.1     276.8     151.3
      Total receivables and leases     5,876.5   5,623.5   5,089.4
    Allowance for credit losses          (88.5)    (87.4)
(84.3)
      Total receivables and
        leases-net                     5,788.0   5,536.1   5,005.1
  Other receivables                      185.2     189.9     180.3
  Investment in unconsolidated
    affiliate                              5.7       6.3       ---
  Other assets                            68.1      67.8      66.9
Total Assets                          $6,220.9  $5,971.1  $5,380.7

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper                  $2,125.1  $1,689.9  $2,423.3
    Deere & Company                      168.5     544.8     118.9
    Current maturities of
     long-term borrowings                955.3     863.7     296.0
       Total short-term borrowings 3,248.9 3,098.4 2,838.2 Accounts payable and accrued liabilities:
    Accrued interest on senior debt       49.2      35.9      35.7
    Other payables                       174.9     144.8     156.1
      Total accounts payable and
        accrued liabilities              224.1     180.7     191.8
  Deposits withheld from dealers
    and merchants                        128.1     135.4     122.3
  Long-term borrowings:
    Senior debt                        1,703.0   1,649.5   1,223.0
    Subordinated debt                    150.0     150.0     300.0
      Total long-term borrowings       1,853.0   1,799.5   1,523.0
        Total liabilities              5,454.1   5,214.0   4,675.3
  Stockholder's equity
    Common stock, without par value
      (issued and outstanding - 2,500
      shares owned by John Deere
      Credit Company)                    112.8     112.8     112.8
    Retained earnings                    654.1     644.4     592.6
    Cumulative translation adjustment     (0.1)     (0.1)      ---
      Total stockholder's equity         766.8     757.1     705.4
Total Liabilities and
  Stockholder's Equity                $6,220.9  $5,971.1  $5,380.7

            See Notes to Interim Financial Statements.





          John Deere Capital Corporation and Subsidiaries
               Statements of Consolidated Cash Flows
                            (Unaudited)
                           (in millions)

                                               Three Months Ended
                                                    January 31
                                                 1997       1996
Cash Flows from Operating Activities:
  Net income                                  $   29.7   $   32.3
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Provision for credit losses                    6.5        5.9
    Provision for depreciation                    14.2        7.0
    Equity in loss of unconsolidated affiliate      .5        ---
    Other                                         (2.6)     (15.0)
      Net cash provided by operating
        activities                                48.3       30.2

Cash Flows from Investing Activities:
  Cost of receivables and leases acquired     (1,604.4)  (1,241.7)
  Collections of receivables                   1,323.3    1,047.9
  Proceeds from sales of receivables               2.3        2.9
  Other                                           49.5       47.5
    Net cash used for investing activities      (229.3)    (143.4)

Cash Flows from Financing Activities:
  Increase in commercial paper                   435.2      436.6
  Change in receivable/payable
    with Deere & Company                        (376.3)    (341.3)
  Proceeds from issuance of
    long-term borrowings                         145.0       50.0
  Principal payments on long-term borrowings       ---      (48.0)
  Dividends paid                                 (20.0)     (20.0)
    Net cash provided by financing activities    183.9       77.3

Net increase (decrease) in cash
  and cash equivalents                             2.9      (35.9)
Cash and cash equivalents at the
  beginning of period                            171.0      164.3
Cash and cash equivalents at the
  end of period                               $  173.9    $ 128.4



See Notes to Interim Financial Statements.






          John Deere Capital Corporation and Subsidiaries
               Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries, Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation and Arrendadora John Deere, S.A. de C.V. (collectively referred to as the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2)   The  principal  business of the  Company  is  providing  and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, industrial and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, industrial and lawn and grounds care retail notes unrelated to John Deere, primarily used equipment accepted by dealers in trade. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and recreational product retail markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere industrial equipment and the Sabre line of equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The consolidated ratio of earnings to fixed charges was 1.64 to 1 for the first quarter of 1997 compared with 1.74 to 1 for the first quarter of 1996. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

(5) In the first quarter of 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future cash flows from the use of the asset are less than the carrying amount, the asset
must  be  written  down  to  fair value.   The  adoption  of  this
Statement had no effect on the Company's financial position or results of operations.

In  the  first  quarter  of 1997, the Company  also  adopted  FASB
Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides the conditions for distinguishing sales of financial assets from secured borrowings and gives the criteria for recognizing extinguishments of liabilities. The adoption of this Statement had no effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

Net income was $29.7 million in the first quarter of 1997 compared with $32.3 million for the same period last year. Higher income from a 15 percent increase in the average balance of Receivables and Leases financed was more than offset by lower financing spreads and higher expenditures associated with several growth initiatives.

Revenues totaled $163.5 million for the first quarter ended January 31, 1997, compared to $150.7 million for the same period a year ago. Revenues increased due to a larger average portfolio financed, particularly in the wholesale note and operating lease areas. Finance income earned on wholesale notes increased $4.2 million to $11.8 million for the first quarter of 1997 from $7.6 million earned in the first quarter of 1996. The higher finance income earned on wholesale notes were primarily a result of the continued growth in the manufactured housing, industrial and yacht markets. In addition, operating lease revenues increased $10 million, to $22.7 million from $12.7 million in the first quarter of 1996, largely due to a number of low-rate leasing initiatives related to John Deere agricultural and industrial equipment.

Total interest expense for the first quarter increased from $66.3 million in 1996 to $71.5 million in 1997. The increase in interest expense was the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases, partially offset by lower average borrowing costs. Total average borrowings during the first quarter of 1997 were $5.015 billion, compared to $4.359 billion in the first quarter of 1996.

Administrative and operating expenses increased to $22.7 million in the first quarter of 1997, compared to $20.3 million for the same period in 1996. This increase was the result of higher employment costs associated with administering a larger Receivable and Lease portfolio and certain expenses relating to several growth initiatives. These growth initiatives include an emphasis on international expansion, golf and turf financing, and continued efforts related to business finance opportunities, such as production input loans. In addition, depreciation of equipment on operating leases increased to $14.3 million in the first quarter of 1997, compared to $6.6 million for the same period in 1996, a direct reflection of the Company's increased operating lease volume.

During the first quarter of 1997, the provision for credit losses totaled $6.5 million compared with $5.9 million in the same period last year, an increase of 10 percent. The increase in the
Company's loss provision was due primarily to the growth in the portfolio of Receivables and Leases. The provision for credit losses, as a percentage of the total average portfolio outstanding was .48 percent for the first quarter of both 1997 and 1996.

In October 1996, the Capital Corporation entered into an unconsolidated joint venture, John Deere Credit Limited (JDCL), to offer equipment financing products in the United Kingdom. Through January 31, 1997, the Capital Corporation's equity loss in JDCL was $.5 million, representing primarily fixed administrative and operating expenses associated with this new affiliate.

Receivables and Leases

Receivable and Lease acquisition volumes during the first  quarter
ended  January   31,  1997 and 1996 were as  follows  (dollars  in
millions):

                                    Three Months
                                  Ended January 31
                                                      $       %
                                   1997      1996  Change   Change
Retail notes volumes:
  Agricultural equipment         $  840    $  640  $  200     31%
  Industrial equipment              100       121     (21)   (17)
  Lawn and grounds care equipment    23        15       8     53
  Recreational products              64        58       6     10
    Total retail note volumes     1,027       834     193     23
Revolving charge accounts           231       197      34     17
Wholesale notes                     252       162      90     56
Leases                               95        49      46     94
    Total Receivable and
      Lease volumes             $ 1,605   $ 1,242   $ 363     29

Total Receivables and Leases held at January 31, 1997, October 31, 1996 and January 31, 1996 were as follows (in millions):

                                      Jan 31    Oct 31     Jan 31
                                       1997      1996       1996
Retail notes held:
  Agricultural equipment             $ 2,675   $ 2,424    $ 2,446
  Industrial equipment                   644       629        560
  Lawn and grounds care equipment        180       183        155
  Recreational products                  849       840        863
    Total retail notes held            4,348     4,076      4,024
Revolving charge accounts                473       565        444
Wholesale notes                          538       524        321
Leases                                   518       459        300
    Total Receivables and
      Leases held                    $ 5,877   $ 5,624    $ 5,089

For the quarter ended January 31, 1997, total retail note volumes increased 23 percent over the same period in 1996. Agricultural equipment note volumes increased $200 million, or 31 percent, due primarily to a low-rate incentive program offered on certain new and used John Deere agricultural equipment. Industrial equipment retail note volumes declined $21 million, or 17 percent, when compared to volumes in the first quarter of last year. Wholesale note volumes, driven by increases in manufactured housing and industrial equipment business, increased $90 million, or 56 percent. Lease volumes increased from $49 million in the first quarter of 1996 to $95 million in the first quarter of 1997, the result of agricultural and industrial equipment low-rate and guaranteed value leasing programs sponsored by John Deere and the Company. Total revolving charge account also increased during the first quarter of 1997, when compared to 1996 volumes, due to continued strong demand.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $5.317 billion at January 31, 1997, $5.253 billion at October 31, 1996, and $4.970 billion at January 31, 1996. At January 31, 1997, the balance of retail notes previously sold was $969 million compared with $1.177 billion at October 31, 1996 and $947 million at January 31, 1996. The Company's maximum exposure under all retail note recourse provisions at January 31, 1997 was $183 million.

Total Receivables and Leases 60 days or more past due, by product and as a percentage of total balances held at January 31, 1997, October 31, 1996 and January 31, 1996, were as follows (dollars in millions):

                          January 31,   October 31,    January 31,
                             1997          1996          1996
                          Dol-  Per-    Dol-   Per-    Dol-  Per-
                          lars  cent    lars   cent    lars  cent
Retail notes:
  Agricultural equipment $6.4    .24%  $4.4     .18%  $5.3    .22%
  Industrial equipment    3.0    .47    2.5     .39    1.9    .34
  Lawn and grounds care
      equipment            .9    .49     .7     .38     .7    .49
  Recreational products    .4    .05     .3     .03     .3    .03
    Total retail notes   10.7    .25    7.9     .19    8.2    .21
Revolving charge
  accounts               12.0   2.57    8.9    1.58   11.0   2.48
Wholesale notes           1.8    .34    1.0     .17     .2    .06
Leases                    3.0    .57    1.7     .38    1.4    .47
    Total Receivables
      and Leases        $27.5    .47  $19.5     .35  $20.8    .41

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $60.6 million, $47.2 million and $48.9 million at January 31, 1997, October 31, 1996 and January 31, 1996, respectively. Balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.39%, 1.16% and 1.21% at January 31, 1997, October 31, 1996 and January 31, 1996,
respectively.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $128.1 million at January 31, 1997, compared with $135.4 million at October 31, 1996 and $122.3 million at January 31, 1996. The Company's allowance for credit losses on all Receivables and Leases financed totaled $88.5 million at January 31, 1997, $87.4 million at October 31, 1996 and $84.3 million at January 31, 1996. Allowance for credit losses represented 1.51 percent of the unpaid balance of Receivables and Leases financed at January 31, 1997, 1.55 percent at October 31, 1996, and 1.66 percent at January 31, 1996. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to insure that the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at January 31, 1997, is sufficient to provide adequate protection against losses in all areas of its portfolio.

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

The Company's ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell and securitize these assets. Asset-liability risk is also actively managed to minimize exposure to interest rate fluctuations.

Total interest-bearing indebtedness amounted to $5.102 billion at January 31, 1997, compared with $4.898 billion at October 31, 1996 and $4.361 billion at January 31, 1996, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $3.249 billion at January 31, 1997, compared with $3.098 billion at October 31, 1996 and $2.838 billion at January 31, 1996. Total long-term indebtedness amounted to $1.853 billion, $1.800 billion and $1.523 billion at January 31 1997, October 31, 1996 and January 31, 1996, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.7 to 1, 6.5 to 1 and 6.2 to 1 at January 31, 1997, October 31, 1996 and January 31, 1996, respectively. During the first quarter of 1997, the Capital Corporation also issued $145 million of medium-term notes.

At January 31, 1997, the Capital Corporation, Deere & Company and John Deere Credit, Inc. (Canada), jointly, maintained $4.208 billion of unsecured lines of credit with various banks in North America and overseas, $1.428 billion of which was unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company and John Deere Credit, Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement expiring on February 27, 2001, for $3.675 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first quarter of 1997, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $48 million in the first quarter of 1997. Financing activities provided $184 million during the same period, resulting from a $204 million increase in total borrowings, which was offset by a $20 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $229 million in 1997, primarily due to Receivable and Lease acquisitions exceeding collections by $281 million. Cash and cash equivalents increased $3 million during the first quarter of 1997.

During the first quarter of 1996, the aggregate cash provided by operating and financing activities was used to increase Receivables and Leases. Cash provided from operating activities was $30 million during the first quarter of 1996. Financing activities provided $77 million during the first quarter of 1996, resulting from a $97 million increase in total borrowings, which was offset by a $20 million dividend payment. Cash used for investing activities totaled $143 million in the first quarter of 1996, primarily because the cost of Receivables and Leases acquired exceeded the collections. Cash and cash equivalents decreased $36 million during the first quarter of 1996.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $20 million in the first quarter of 1997. John Deere Credit Company paid a comparable dividend to Deere & Company. On February 28, 1997, the Capital Corporation declared a dividend of $20 million to John Deere Credit Company, which in turn, declared a dividend of $20 million to Deere & Company, each payable on March 11, 1997.


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

          (b)  Reports on Form 8-K.

               Current report on Form 8-K dated
               November 26, 1996 (items 5 and 7).











                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            JOHN DEERE CAPITAL CORPORATION



Date: 7 March 1997          By: /s/ R. W. Lane
                                 R. W. Lane
                                 Vice President
                                 (Principal Financial Officer)


































                         INDEX TO EXHIBITS



Exhibit                                                Page No.

(12)  Computation of ratio of earnings to fixed charges   13

(27)  Financial data schedule                             14

(99) Part I of Deere & Company Form 10-Q for the quarter ended January 31, 1997 (Securities and Exchange
      Commission file number 1-4121*).















__________________________
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.