Form 10-Q
period 1997-04-30
DEERE JOHN CAPITAL CORP
filed 1997-06-09
CIK 27673

15

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            ---------
                            FORM 10-Q
                            ---------

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

                   Commission file no: 1-6458
                    _________________________

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

At April 30, 1997, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.


                       Page 1 of  15 Pages
                   Index to Exhibits:  Page 13

















                PART I.    FINANCIAL INFORMATION

Item 1.Financial Statements

         John Deere Capital Corporation and Subsidiaries
                Statements of Consolidated Income
                           (Unaudited)
                          (in millions)

                            Three Months Ended  Six Months Ended
                                 April 30           April 30
                              1997      1996     1997      1996
Revenues                    -------------------------------------
  Finance income earned
    on retail notes          $103.4    $ 95.6   $195.6    $187.7
  Revolving charge
    account income             22.6      21.2     44.6      42.7
  Lease revenues               27.7      15.1     50.4      27.8
  Finance income earned
    on wholesale notes         11.9       8.6     23.7      16.2
  Net gain on retail
    notes sold                  1.1       9.8      1.8      10.1
  Interest income from
    short-term investments      2.4       2.8      5.0       5.6
  Securitization and
    servicing fee income        7.2       9.5     17.6      20.9
  Other income                  2.8       5.0      3.9       7.3
-----------------------------------------------------------------
      Total revenues          179.1     167.6    342.6     318.3
-----------------------------------------------------------------
Expenses
  Interest expense:
    On obligations to others   78.0      67.6    148.8     132.5
    On notes payable to
      Deere & Company            .6       ---      1.3       1.4
-----------------------------------------------------------------
        Total interest expense 78.6      67.6    150.1     133.9
-----------------------------------------------------------------
  Operating expenses:
    Administrative and
      operating expenses       26.0      22.9     48.7      43.2
    Provision for credit
      losses                    9.7      10.0     16.2      15.9
    Fees paid to Deere
      & Company                 2.2       1.3      4.4       3.2
    Depreciation of equipment
      on operating leases      17.5       7.6     31.8      14.2
-----------------------------------------------------------------
        Total operating
          expenses             55.4      41.8    101.1      76.5
-----------------------------------------------------------------
        Total expenses        134.0     109.4    251.2     210.4
-----------------------------------------------------------------
Income of consolidated group
  before income taxes          45.1      58.2     91.4     107.9
Provision for income taxes     15.8      20.3     31.9      37.7
-----------------------------------------------------------------
Income of consolidated group   29.3      37.9     59.5      70.2
Equity in loss of
  unconsolidated affiliate      (.3)      ---      (.8)      ---
-----------------------------------------------------------------
Net income                    $29.0     $37.9    $58.7     $70.2


See Notes to Interim Financial Statements.

         John Deere Capital Corporation and Subsidiaries
                   Consolidated Balance Sheets
                           (Unaudited)
                      (dollars in millions)

                                  Apr 30,     Oct 31,     Apr 30,
                                   1997        1996        1996
Assets                           -------------------------------

  Cash and cash equivalents      $  167.9    $  171.0    $  168.1
  Receivables and leases:
    Retail notes                  4,605.5     4,075.9     3,682.8
    Revolving charge accounts       510.9       564.8       470.8
    Financing leases                194.0       181.5       153.7
    Wholesale notes                 522.3       524.5       380.9
-----------------------------------------------------------------

      Total receivables           5,832.7     5,346.7     4,688.2
      Equipment on operating
        leases -- net               402.6       276.8       199.5
-----------------------------------------------------------------

      Total receivables
        and leases                6,235.3     5,623.5     4,887.7
      Allowance for credit
        losses                     (89.2)      (87.4)      (82.1)
-----------------------------------------------------------------

      Total receivables
        and leases -- net         6,146.1     5,536.1     4,805.6
-----------------------------------------------------------------

  Other receivables                 126.1       189.9       183.4
  Investment in unconsolidated
    affiliate                         5.4         6.3         ---
  Other assets                       75.4        67.8        64.7
-----------------------------------------------------------------

Total Assets                     $6,520.9    $5,971.1    $5,221.8
=================================================================






















         John Deere Capital Corporation and Subsidiaries
                   Consolidated Balance Sheets
                           (Unaudited)
                      (dollars in millions)

                                  Apr 30,     Oct 31,     Apr 30,
                                   1997        1996        1996
                                 --------------------------------

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper             $2,259.4    $1,689.9    $2,208.1
    Deere & Company                  57.7       544.8        33.5
    Current maturities of
      long-term borrowings        1,143.7       863.7       248.5
-----------------------------------------------------------------

        Total short-term
          borrowings              3,460.8     3,098.4     2,490.1
-----------------------------------------------------------------

  Accounts payable and accrued
    liabilities:
      Accrued interest on
        senior debt                  36.1        35.9        27.7
      Other payables                167.4       144.8       214.8
-----------------------------------------------------------------

        Total accounts payable and
          accrued liabilities       203.5       180.7       242.5
-----------------------------------------------------------------

  Deposits withheld from dealers
    and merchants                   131.2       135.4       125.4
-----------------------------------------------------------------

  Long-term borrowings:
    Senior debt                   1,799.6     1,649.5     1,320.6
    Subordinated debt               150.0       150.0       300.0
-----------------------------------------------------------------

      Total long-term borrowings  1,949.6     1,799.5     1,620.6
-----------------------------------------------------------------

      Total liabilities           5,745.1     5,214.0     4,478.6
-----------------------------------------------------------------

  Stockholder's equity
    Common stock, without par value
      (issued and outstanding --
      2,500 shares owned by John
      Deere Credit Company)         112.8       112.8       112.8
    Retained earnings               663.1       644.4       630.4
    Cumulative translation
      adjustment                      (.1)        (.1)        ---
-----------------------------------------------------------------

      Total stockholder's equity    775.8       757.1       743.2
-----------------------------------------------------------------

Total Liabilities and
  Stockholder's Equity           $6,520.9    $5,971.1    $5,221.8
=================================================================


           See Notes to Interim Financial Statements.


         John Deere Capital Corporation and Subsidiaries
              Statements of Consolidated Cash Flows
                           (Unaudited)
                          (in millions)


                                       Six Months Ended April 30
                                            1997         1996
                                       -------------------------
Cash Flows from Operating Activities:
  Net income                             $   58.7      $   70.2
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Provision for credit losses             16.2          15.9
     Provision for depreciation              31.7          15.2
     Equity in loss of
       unconsolidated affiliate                .8           ---
     Other                                    (.3)         (1.0)
----------------------------------------------------------------
       Net cash provided by operating
         activities                         107.1         100.3
----------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and leases
    acquired                             (3,203.6)     (2,607.1)
  Collections of receivables              2,555.4       1,978.0
  Proceeds from sales of receivables         29.1         610.3
  Other                                      33.4          95.5
----------------------------------------------------------------
       Net cash provided by (used for)
         investing activities              (585.7)         76.7
----------------------------------------------------------------

Cash Flows from Financing Activities:
  Increase in commercial paper              569.5         221.4
  Change in receivable/payable
    with Deere & Company                   (481.5)       (426.6)
  Proceeds from issuance of
    long-term borrowings                    455.0         175.0
  Principal payments on
    long-term borrowings                    (27.5)       (123.0)
  Dividends paid                            (40.0)        (20.0)
----------------------------------------------------------------
    Net cash provided by (used for)
      financing activities                  475.5        (173.2)
----------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                           (3.1)          3.8
Cash and cash equivalents at the
  beginning of period                       171.0         164.3
----------------------------------------------------------------
Cash and cash equivalents at the
  end of period                          $  167.9      $  168.1

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

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction (formerly known as industrial) and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere, primarily used equipment accepted by dealers in trade. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, lawn and grounds care and recreational product retail markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere construction equipment and the Sabre line of equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The consolidated ratio of earnings to fixed charges was 1.57 to 1 for the second quarter of 1997 compared with 1.85 to 1 for the second quarter of 1996. The consolidated ratio of earnings to fixed charges was 1.60 to 1 for the first six months of 1997 and 1.80 to 1 for the first six months of 1996. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

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

(5) In the first quarter of 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In the first quarter of 1997, the Company also adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of these Statements had no effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

Net income was $29.0 million for the second quarter of 1997 and $58.7 million for the first six months of 1997 compared with $37.9 million and $70.2 million for the same periods last year, primarily reflecting a gain from the sale of retail notes during the second quarter of last year. Additionally, earnings decreased this year due to narrower financing spreads and higher expenditures associated with several growth initiatives, which were partially offset by higher income from a 16 percent increase in the average balance of Receivables and Leases financed during the first six months.

Revenues totaled $179.1 million and $342.6 million for the second quarter and for the first six months of 1997, respectively, compared to $167.6 million and $318.3 million for the same periods a year ago. Revenues increased due to a larger average portfolio financed, particularly related to growth in both operating leases and wholesale notes. Lease revenues increased $22.6 million, to $50.4 million in the first six months of 1997, from $27.8 million in the first six months of 1996, largely due to a number of low-rate leasing initiatives related to John Deere agricultural and construction equipment. Finance income earned on wholesale notes increased $7.5 million to $23.7 million for the first six months of 1997 from $16.2 million earned in the first six months of 1996. The higher finance income earned on wholesale notes was primarily a result of the continued growth in the manufactured housing, construction floor planning and yacht markets.

In April 1996, the Company securitized and sold approximately $600 million in retail notes, resulting in a gain on notes sold of $9.4 million. Although no sales of retail notes occurred in the first six months of 1997, additional sales of retail notes are expected to be made in the future.

Total interest expense for the second quarter increased from $67.6 million in 1996 to $78.6 million in 1997. Interest expense increased from $133.9 million for the first six months of 1996 to $150.1 million for the first six months of 1997. These increases in interest expense were the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Total average borrowings during the first six months of 1997 were $5.150 billion, compared to $4.389 billion in the first six months of 1996.

Administrative and operating expenses were $26.0 million in the second quarter of 1997 and $48.7 million for the first six months of 1997, compared with $22.9 million and $43.2 million for the same periods in 1996. These increases were the result of higher employment costs associated with administering a larger Receivable and Lease portfolio and certain expenses relating to several growth initiatives. The growth initiatives include expansion of international retail financing, a focus on golf and turf financing, and continued efforts related to business finance opportunities, such as farmer operating loans. Operating expenses were also affected by higher depreciation of equipment on operating leases, which totaled $17.5 million in the second quarter of 1997 and $31.8 million in the first six months of 1997, compared to $7.6 million and $14.2 million for the same periods in 1996, a result of the increase in operating leases financed.

During the second quarter and the first six months of 1997, the provision for credit losses totaled $9.7 million and $16.2 million, respectively, compared with $10.0 million and $15.9 million in the same periods last year. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .65 percent for the second quarter of 1997 and
 .57 percent for the first six months of 1997, compared with .79 percent and .64 percent for the same periods last year.

In October 1996, the Capital Corporation entered into an unconsolidated joint venture, John Deere Credit Limited (JDCL), to offer equipment financing products in the United Kingdom. Through April 30, 1997, the Capital Corporation's equity loss in JDCL was $.8 million, representing primarily fixed administrative and operating expenses associated with this new affiliate.

Receivables and Leases

Receivable and Lease acquisition volumes were as follows (dollars
in millions):
                                 Three Months
                                Ended April 30,
                                1997      1996        $       %
                                                   Change  Change
-----------------------------------------------------------------
Retail notes volumes:
  Agricultural equipment       $   610   $   548   $  62     11%
  Construction equipment            85       108     (23)   (21)
  Lawn and grounds care
    equipment                       35        21      14     67
  Recreational products            146        73      73    100
-----------------------------------------------------------------
    Total retail note volumes      876       750     126     17
-----------------------------------------------------------------
Revolving charge accounts          324       279      45     16
Wholesale notes                    260       241      19      8
Leases                             139        95      44     46
-----------------------------------------------------------------
    Total Receivable and
      Lease volumes            $ 1,599   $ 1,365   $ 234     17
=================================================================




                                  Six Months
                                Ended April 30,
                                1997      1996        $       %
                                                   Change  Change
-----------------------------------------------------------------
Retail notes volumes:
  Agricultural equipment       $ 1,449   $ 1,189   $ 260     22%
  Construction equipment           185       229     (44)   (19)
  Lawn and grounds care
    equipment                       58        35      23     66
  Recreational products            210       131      79     60
-----------------------------------------------------------------
    Total retail note volumes    1,902     1,584     318     20
-----------------------------------------------------------------
Revolving charge accounts          556       475      81     17
Wholesale notes                    512       403     109     27
Leases                             234       145      89     61
-----------------------------------------------------------------
    Total Receivable and
      Lease volumes            $ 3,204   $ 2,607   $ 597     23
=================================================================


Total Receivables and Leases held were as follows (in millions):

                                      Apr 30,   Oct 31,   Apr 30,
                                       1997      1996      1996
                                     ----------------------------
Retail notes held:
  Agricultural equipment              $2,870    $2,424    $2,094
  Construction equipment                 639       629       576
  Lawn and grounds care equipment        185       183       150
  Recreational products                  911       840       863
-----------------------------------------------------------------
    Total retail notes held            4,605     4,076     3,683
-----------------------------------------------------------------
Revolving charge accounts                511       565       471
Wholesale notes                          522       524       381
Leases                                   597       459       353
-----------------------------------------------------------------
    Total Receivables and
      Leases held                     $6,235    $5,624    $4,888
=================================================================

Agricultural retail note volumes increased in the second quarter and first six months of 1997 compared to 1996, primarily due to higher retail sales of John Deere equipment. Construction retail note volumes decreased, while construction leasing volumes increased during the first six months of 1997, primarily due to the promotion of a low-rate leasing program sponsored by John Deere and the Company. John Deere also sponsored low-rate incentive programs which resulted in increases of lawn and grounds care retail note volumes. Recreational note volumes and revolving charge account volumes increased based on continued strong demand for these products. In addition, the Company acquired approximately $17 million in yacht installment notes from an unrelated third party. Wholesale note volumes were driven higher by increases in manufactured housing and construction floor planning.

The amount of retail notes administered by the Company, which includes retail notes previously sold, totaled $5.326 billion at April 30, 1997, $5.253 billion at October 31, 1996, and $4.907 billion at April 30, 1996. At April 30, 1997, the balance of retail notes previously sold was $720 million compared with $1.177 billion at October 31, 1996 and $1.224 billion at April 30, 1996. The Company's maximum exposure under all retail note recourse provisions at April 30, 1997 was $123 million.

Total Receivables and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                            Apr 30,       Oct 31,       Apr 30,
                              1997          1996          1996
                            $     %       $     %       $     %
-----------------------------------------------------------------
Retail notes:
  Agricultural equipment $ 9.6   .33%  $ 4.4   .18%  $ 8.6   .41%
  Construction equipment   2.1   .33     2.5   .39     2.0   .36
  Lawn and grounds care
    equipment               .8   .41      .7   .38      .8   .52
  Recreational products     .1   .02      .3   .03      .3   .03
-----------------------------------------------------------------
    Total retail notes    12.6   .27     7.9   .19    11.7   .32
-----------------------------------------------------------------
Revolving charge accounts  9.9  1.98     8.9  1.58    10.2  2.17
Wholesale notes            1.6   .31     1.0   .17      .1   .04
Leases                     3.2   .53     1.7   .38     1.5   .44
-----------------------------------------------------------------
    Total Receivables
      and Leases         $27.3   .44   $19.5   .35   $23.5   .48
=================================================================

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $57.6 million, $47.2 million and $53.0 million at April 30, 1997, October 31, 1996 and April 30, 1996, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was
1.25 percent, 1.16 percent and 1.44 percent at April 30, 1997, October 31, 1996 and April 30, 1996, respectively.

During the second quarter and the first six months of 1997, write-offs (net of recoveries) of Receivables and Leases totaled $8.9 million and $14.4 million, respectively, compared with $7.7 million and $13.4 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .60 percent for the second quarter of 1997 and .50 percent for the first six months of 1997, compared with .61 percent and .54 percent for the same periods last year. Write-offs relating to retail notes declined 12 percent in the first six months of 1997, when compared with the first six months of 1996, primarily due to lower write-offs of lawn and grounds care and recreational product retail notes. Revolving charge account and leasing write-offs increased during the first six months of 1997, compared to the first six months of 1996, primarily due to increases in revolving charge account and lease volumes.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $131.2 million at April 30, 1997, compared with $135.4 million at October 31, 1996 and $125.4 million at April 30, 1996. The Company's allowance for credit losses on all Receivables and Leases financed totaled $89.2 million at April 30, 1997, $87.4 million at October 31, 1996 and $82.1 million at April 30, 1996. Allowance for credit losses represented 1.43 percent of the balance of Receivables and Leases financed at April 30, 1997, 1.55 percent at October 31, 1996, and 1.68 percent at April 30, 1996. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to ensure that the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at April 30, 1997, is sufficient to provide adequate protection against losses.

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

Total interest-bearing indebtedness amounted to $5.411 billion at April 30, 1997, compared with $4.898 billion at October 31, 1996 and $4.111 billion at April 30, 1996, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $3.461 billion at April 30, 1997, compared with $3.098 billion at October 31, 1996 and $2.490 billion at April 30, 1996. Total long-term indebtedness amounted to $1.950 billion, $1.800 billion and $1.621 billion at April 30 1997, October 31, 1996 and April 30, 1996, respectively. The ratio of total interest-bearing debt to stockholder's equity was
7.0 to 1, 6.5 to 1 and 5.5 to 1 at April 30, 1997, October 31,
1996 and April 30, 1996, respectively. During the first six months of 1997, the Capital Corporation issued $200 million of 6% Notes, due in 1999. During this same period, the Capital Corporation issued $255 million and retired $28 million of medium-term notes.

At April 30, 1997, the Capital Corporation, Deere & Company and John Deere Credit Inc. (Canada), jointly, maintained $4.008 billion of unsecured lines of credit with various banks in North America and overseas, $1.012 billion of which was unused. For the purpose of computing unused credit lines, the total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement expiring on February 27, 2001, for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first six months of 1997, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $107 million in the first six months of 1997. Financing activities provided $476 million during the same period, resulting from a $516 million net increase in total borrowings, which was offset by $40 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $586 million in 1997, primarily due to Receivable and Lease acquisitions exceeding collections by $648 million. Cash and cash equivalents decreased $3 million during the first six months of 1997.

During the first six months of 1996, $100 million of cash provided by operating activities and $77 million provided by investing activities were primarily used for financing activities. The $77 million provided from investing activities was due to the $610 million of proceeds from the sale of retail notes and $96 million from other investing activities mainly due to collections on receivables previously sold that were temporarily being held for payment to the owners. Investing cash inflows were partially offset by the acquisitions of Receivables and Leases exceeding collections by $629 million. Financing activities used $173 million during the first six months of 1996, resulting from a $153 million net decrease in total borrowings and a $20 million dividend payment to John Deere Credit Company. Cash and cash equivalents increased $4 million during the first six months of 1996.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $20 million in each of the first two quarters of 1997. John Deere Credit Company paid comparable dividends to Deere & Company. On May 30, 1997, the Capital Corporation declared a cash dividend of $20 million to John Deere Credit Company, which in turn, declared a cash dividend of $20 million to Deere & Company, each payable on June 10, 1997.
































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

         (b)  Reports on Form 8-K.

              Current report on Form 8-K dated February 11, 1997
              (items 5 and 7).



























                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                           JOHN DEERE CAPITAL CORPORATION







Date: June 9, 1997         By:   /s/ R. W. Lane
                                 ----------------------------
                                  R. W. Lane
                                  Vice President
                                 (Principal Financial Officer)



                        INDEX TO EXHIBITS


Exhibit                                                 Page No.

(12) Computation of ratio of earnings to fixed charges    14

(27) Financial data schedule                              15

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 1997( Securities and Exchange
     Commission file number 1-4121*).




































-----------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.