Form 10-Q
period 1997-07-31
DEERE JOHN CAPITAL CORP
filed 1997-09-04
CIK 27673

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1997

                   Commission file no: 1-6458
                   ___________________________

                 JOHN DEERE CAPITAL CORPORATION

         Delaware                           36-2386361
(State of incorporation)        (IRS employer identification no.)

                 1 East First Street, Suite 600
                       Reno, Nevada  89501
            (Address of principal executive offices)

                Telephone Number:  (702) 786-5527
                _________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No

     At July 31, 1997, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by General Instructions H(2).
=================================================================
                       Page 1 of 16 Pages
                   Index to Exhibits:  Page 14

                PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

         John Deere Capital Corporation and Subsidiaries
                Statements of Consolidated Income
                           (Unaudited)
                          (in millions)

                                   Three Months    Nine Months
                                      Ended           Ended
                                     July 31         July 31
                                  ------------------------------
                                   1997    1996    1997    1996
Revenues                          ------  ------  ------  ------
  Finance income earned
    on retail notes               $111.1  $ 89.4  $306.7  $277.1
  Revolving charge account
    income                          26.6    24.9    71.2    67.6
  Lease revenues                    32.4    18.1    82.8    45.9
  Finance income earned on
    wholesale notes                 12.3     9.8    36.0    26.0
  Net gain on retail notes sold      7.4      .5     9.2    10.6
  Interest income from
    short-term investments           2.6     3.1     7.6     8.7
  Securitization and servicing
    fee income                       5.9    11.0    23.5    31.9
  Other income                       2.0     1.9     5.9     9.2
----------------------------------------------------------------
      Total revenues               200.3   158.7   542.9   477.0
----------------------------------------------------------------
Expenses
  Interest expense:
    On obligations to others        86.4    66.7   235.2   199.2
    On notes payable to
        Deere & Company               .2      .1     1.5     1.5
----------------------------------------------------------------
      Total interest expense        86.6    66.8   236.7   200.7
----------------------------------------------------------------
  Operating expenses:
    Administrative and
      operating expenses            25.9    22.8    74.6    66.0
    Provision for credit losses      8.8     8.5    25.0    24.4
    Fees paid to Deere & Company     1.9     1.5     6.3     4.7
    Depreciation of equipment on
        operating leases            18.8     9.4    50.6    23.6
----------------------------------------------------------------
      Total operating expenses      55.4    42.2   156.5   118.7
----------------------------------------------------------------
      Total expenses               142.0   109.0   393.2   319.4
----------------------------------------------------------------
Income of consolidated group
  before income taxes               58.3    49.7   149.7   157.6
Provision for income taxes          20.3    17.4    52.1    55.1
----------------------------------------------------------------
Income of consolidated group        38.0    32.3    97.6   102.5
Equity in loss of
  unconsolidated affiliate           (.2)    ---    (1.1)    ---
----------------------------------------------------------------
Net income                        $ 37.8  $ 32.3  $ 96.5  $102.5
================================================================

           See Notes to Interim Financial Statements.

         John Deere Capital Corporation and Subsidiaries
                   Consolidated Balance Sheets
                           (Unaudited)
                      (dollars in millions)

                                 July 31,   October 31,  July 31,
                                   1997        1996        1996
Assets                           --------    --------    --------
  Cash and cash equivalents      $  187.0    $  171.0    $  168.1
  Receivables and leases:
    Retail notes                  4,499.0     4,069.6     3,982.7

    Revolving charge accounts       613.2       571.1       552.0
    Financing leases                208.2       181.5       162.7
    Wholesale notes                 522.7       524.5       443.0
-----------------------------------------------------------------
      Total receivables           5,843.1     5,346.7     5,140.4
    Equipment on operating
      leases -- net                 459.8       276.8       240.8
-----------------------------------------------------------------
      Total receivables
        and leases                6,302.9     5,623.5     5,381.2
    Allowance for credit losses     (89.3)      (87.4)      (84.1)
-----------------------------------------------------------------
      Total receivables
        and leases -- net         6,213.6     5,536.1     5,297.1
-----------------------------------------------------------------
    Other receivables               144.4       189.9       172.3
    Investment in
      unconsolidated affiliate        8.4         6.3         ---
    Other assets                     72.1        67.8        66.3
-----------------------------------------------------------------
Total Assets                     $6,625.5    $5,971.1    $5,703.8
=================================================================
Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper             $2,382.8    $1,689.9    $2,229.7
    Deere & Company                 123.6       544.8       192.5
    Current maturities of
      long-term borrowings          618.8       863.7       778.5
    Other notes payable               1.8         ---         ---
-----------------------------------------------------------------
      Total short-term
        borrowings                3,127.0     3,098.4     3,200.7
-----------------------------------------------------------------
  Accounts payable and accrued
      liabilities:
    Accrued interest on
      senior debt                    51.4        35.9        41.4
    Other payables                  165.8       144.8       126.4
-----------------------------------------------------------------
      Total accounts payable
        and accrued liabilities     217.2       180.7       167.8
-----------------------------------------------------------------
  Deposits withheld from
    dealers and merchants           134.0       135.4       129.0
-----------------------------------------------------------------
  Long-term borrowings:
    Senior debt                   2,203.7     1,649.5     1,145.7
    Subordinated debt               150.0       150.0       300.0
-----------------------------------------------------------------
      Total long-term borrowings  2,353.7     1,799.5     1,445.7
-----------------------------------------------------------------
      Total liabilities           5,831.9     5,214.0     4,943.2
-----------------------------------------------------------------
  Stockholder's equity
    Common stock, without par value
      (issued and outstanding --
      2,500 shares owned by John
      Deere Credit Company)         112.8       112.8       112.8
    Retained earnings               680.9       644.4       647.8
    Cumulative translation
        adjustment                    (.1)        (.1)        ---
-----------------------------------------------------------------
      Total stockholder's equity    793.6       757.1       760.6
-----------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity           $6,625.5    $5,971.1    $5,703.8
=================================================================

           See Notes to Interim Financial Statements.

         John Deere Capital Corporation and Subsidiaries
              Statements of Consolidated Cash Flows
                           (Unaudited)
                          (in millions)

                                       Nine Months Ended July 31
                                       -------------------------
                                           1997           1996
                                       -------------------------
Cash Flows from Operating Activities:
  Net income                            $    96.5      $   102.5
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Provision for credit losses                25.0           24.4
  Provision for depreciation                 50.5           25.2
  Equity in loss of unconsolidated
    affiliate                                 1.1            ---
  Other                                      24.4            3.8
----------------------------------------------------------------
    Net cash provided by
      operating activities                  197.5          155.9
----------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and
    leases acquired                      (4,734.4)      (4,009.6)
  Collections of receivables              3,562.9        2,862.6
  Proceeds from sales of receivables        433.0          622.6
  Other                                      26.7           24.8
----------------------------------------------------------------
    Net cash used for investing
      activities                           (711.8)        (499.6)
----------------------------------------------------------------
Cash Flows from Financing Activities:
  Increase in commercial paper              692.9          243.0
  Change in receivable/payable
    with Deere & Company                   (411.9)        (267.5)
  Increase in other notes payable             1.8            ---
  Proceeds from issuance of
    long-term borrowings                    885.0          550.0
  Principal payments on
    long-term borrowings                   (577.5)        (143.0)
  Dividends paid                            (60.0)         (35.0)
----------------------------------------------------------------
    Net cash provided by
      financing activities                  530.3          347.5
----------------------------------------------------------------
Net increase in cash and
  cash equivalents                           16.0            3.8
Cash and cash equivalents
  at the beginning of period                171.0          164.3
----------------------------------------------------------------
Cash and cash equivalents
  at the end of period                  $   187.0      $   168.1
================================================================

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

(3) The consolidated ratio of earnings to fixed charges was 1.66 to 1 for the third quarter of 1997 compared with 1.74 to 1 for the third quarter of 1996. The consolidated ratio of earnings to fixed charges was 1.63 to 1 for the first nine months of 1997 and
1.78 to 1 for the first nine months of 1996. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) During the first nine months of 1997, the Company received proceeds from the sale of retail notes of $433.0 million. At July 31, 1997, the net unpaid balance of all retail notes previously  sold  was  $1.040 billion.  At  July  31,  1997,  the
Company's maximum exposure under all financing receivable recourse provisions was $142.4 million for all retail notes sold.

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

(6) In the first quarter of 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In the first quarter of 1997, the Company also adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of these Statements had no effect on the Company's financial position or results of operations.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Results of Operations

Net income was $37.8 million in the third quarter of 1997 and $96.5 million for the first nine months of 1997 compared with $32.3 million and $102.5 million for the same periods last year. Third quarter earnings reflect higher income from a larger average balance of receivables and leases financed and gains from the sale of retail notes. Year-to-date results decreased primarily due to narrower financing spreads, higher expenditures associated with several growth initiatives and lower securitization and servicing fee income, which were partially offset by higher income from a 19 percent increase in the average balance of Receivables and Leases financed during the first nine months.

Revenues totaled $200.3 million and $542.9 million for the third quarter and for the first nine months of 1997, respectively, compared to $158.7 million and $477.0 million for the same periods a year ago. Revenues increased due to a larger average portfolio financed, particularly related to growth in retail notes, operating leases and wholesale notes. Finance income earned on retail notes totaled $111.1 million and $306.7 million for the third quarter and for the first nine months of 1997, respectively, compared to $89.4 million and $277.1 million for the same periods in 1996. Lease revenues increased $36.9 million, to $82.8 million in the first nine months of 1997, from $45.9 million in the first nine months of 1996, largely due to low-rate leasing initiatives related to John Deere agricultural equipment. Finance income earned on wholesale notes increased $10.0 million to $36.0 million for the first nine months of 1997 from $26.0 million earned in the first nine months of 1996. The higher finance income earned on wholesale notes was primarily a result of the continued growth in the construction floor planning, manufactured housing and yacht markets.

In July 1997, the Company securitized and sold approximately $400 million in retail notes, resulting in an initial gain on notes sold of $5.7 million. Securitization and servicing fee income declined $8.4 million, from $31.9 million during the first nine months of 1996 to $23.5 million during the first nine months of 1997. The decrease in securitization and servicing fee income was primarily the result of a 15 percent decrease in the average balance of retail notes previously sold.

Total interest expense for the third quarter increased from $66.8 million in 1996 to $86.6 million in 1997. Interest expense increased from $200.7 million for the first nine months of 1996 to $236.7 million for the first nine months of 1997. These increases in interest expense were primarily the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Total average borrowings during the first nine months of 1997 were $5.310 billion, compared to $4.427 billion in the first nine months of 1996. The weighted average interest rate on total borrowings for the nine months ended July 31, 1997 and 1996 were 6.03 percent and 5.96 percent, respectively.

Administrative and operating expenses were $25.9 million in the third quarter of 1997 and $74.6 million for the first nine months of 1997, compared with $22.8 million and $66.0 million for the same periods in 1996. These increases were the result of higher employment costs associated with administering a larger Receivable and Lease portfolio and certain expenses relating to several growth initiatives. The growth initiatives include expansion of international retail financing, a focus on golf and turf financing, and continued efforts related to agricultural-business finance opportunities, such as farmer operating loans. Operating expenses were also affected by higher depreciation of equipment on operating leases, which totaled $18.8 million in the third quarter of 1997 and $50.6 million in the first nine months of 1997, compared to $9.4 million and $23.6 million for the same periods in 1996, a result of the increase in operating leases financed.

During the third quarter and the first nine months of 1997, the provision for credit losses totaled $8.8 million and $25.0 million, respectively, compared with $8.5 million and $24.4 million in the same periods last year. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .55 percent for the third quarter of 1997 and
 .56 percent for the first nine months of 1997, compared with .67 percent and .65 percent for the same periods last year.

In October 1996, the Capital Corporation entered into a joint venture, John Deere Credit Limited (JDCL), to offer equipment financing products in the United Kingdom. Through July 31, 1997, the Capital Corporation's share of JDCL's losses was $1.1 million, representing primarily fixed administrative and operating expenses associated with this new affiliate.

Receivable and Lease acquisition volumes were as follows (dollars in millions):

                              Three Months
                             Ended July 31,
                            ----------------
                             1997      1996     $ Chng     % Chng
                            -------------------------------------
Retail notes volumes:
  Agricultural equipment    $  459    $  425    $   34         8%
  Construction equipment        92       110       (18)      (16)
  Lawn and grounds care
    equipment                   53        51         2         4
  Recreational products         60        59         1         2
                            ---------------------------
    Total retail note
      volumes                  664       645        19         3
Revolving charge accounts      463       392        71        18
Wholesale notes                279       279        --        --
Leases                         125        87        38        44
                            ---------------------------
    Total Receivable and
      Lease volumes         $1,531    $1,403    $  128         9
                            ===========================


                              Nine months
                             Ended July 31,
                            ----------------
                             1997      1996     $ Chng     % Chng
                            -------------------------------------
Retail notes volumes:
  Agricultural equipment    $1,909    $1,616    $  293        18%
  Construction equipment       277       339       (62)      (18)
  Lawn and grounds care
    equipment                  111        86        25        29
  Recreational products        270       190        80        42
                            ---------------------------
    Total retail note
      volumes                2,567     2,231       336        15
Revolving charge accounts    1,018       866       152        18
Wholesale notes                791       682       109        16
Leases                         359       231       128        55
                            ---------------------------
    Total Receivable and
      Lease volumes        $ 4,735   $ 4,010    $  725        18
                           ============================

Receivable and Lease volumes increased nine percent for the quarter and 18 percent for the first nine months of 1997 compared to a year ago primarily due to the increased sales of John Deere agricultural equipment. Agricultural retail note volumes increased eight percent in the third quarter and 18 percent in the first nine months of 1997 compared to the same periods in 1996. Construction retail note volumes decreased, while construction leasing volumes increased during the first nine months of 1997, primarily due to the marketing and promotion of the Company's construction equipment leasing programs. Lawn and grounds care retail note volumes also increased as a result of John Deere's promotional efforts, including low-rate incentive programs during the first nine months of 1997. Revolving charge account volumes increased based on continued strong demand for these products. Wholesale note volumes were higher in the nine-month period primarily as a result of increases in construction floor planning and manufactured housing.

Total Receivables and Leases held were as follows (in millions):

                           July 31,  October 31,  July 31,
                             1997       1996        1996
                           -------------------------------
Retail notes held:
  Agricultural equipment   $ 2,736    $ 2,418     $ 2,359
  Construction equipment       637        629         596
  Lawn and grounds care
    equipment                  207        183         174
  Recreational products        919        840         854
                           ------------------------------
    Total retail notes
      held                   4,499      4,070       3,983
Revolving charge accounts      613        571         552
Wholesale notes                523        524         443
Leases                         668        459         403
                           ------------------------------
    Total Receivables and
      Leases held          $ 6,303    $ 5,624     $ 5,381
                           ==============================


Retail notes administered by the Company, which include retail notes previously sold, totaled $5.539 billion at July 31, 1997, $5.253 billion at October 31, 1996, and $5.084 billion at July 31, 1996. At July 31, 1997, the balance of retail notes previously sold was $1.040 billion compared with $1.177 billion at October 31, 1996 and $1.101 billion at July 31, 1996. The Company's maximum exposure under all retail note recourse provisions at July 31, 1997 was $142.4 million.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                          July 31,     October 31,    July 31,
                           1997           1996          1996
                        -----------------------------------------
                        Dollars   %    Dollars  %    Dollars  %
                        -----------------------------------------
Retail notes:
  Agricultural
    equipment           $ 7.2    .26%  $ 4.4   .18%  $ 5.8   .24%
  Construction
    equipment             2.4    .38     2.5   .39     2.3   .39
  Lawn and grounds
    care equipment         .7    .33      .7   .38      .7   .40
  Recreational products    .1    .01      .3   .03      .3   .03
                        -----          -----         -----
    Total retail notes   10.4    .23     7.9   .19     9.1   .23
Revolving charge
  accounts                9.4   1.54     8.9  1.58     8.3  1.52
Wholesale notes           1.2    .23     1.0   .17      .4   .09
Leases                    2.3    .35     1.7   .38     2.0   .50
                        -----          -----         -----
    Total Receivables
      and Leases        $23.3    .37   $19.5   .35   $19.8   .37
                        =====          =====         =====

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $54.3 million, $47.2 million and $49.8 million at July 31, 1997, October 31, 1996 and July 31, 1996, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was
1.21 percent, 1.16 percent and 1.25 percent at July 31, 1997, October 31, 1996 and July 31, 1996, respectively.

During the third quarter and the first nine months of 1997, write-offs (net of recoveries) of Receivables and Leases totaled $6.2 million and $20.6 million, respectively, compared with $6.5 million and $19.9 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .39 percent for the third quarter of 1997 and .46 percent for the first nine months of 1997, compared with .51 percent and .53 percent, respectively, during the same periods last year. Write-offs relating to retail notes declined 19 percent in the first nine months of 1997, when compared with the first nine months of 1996, primarily due to lower write-offs of recreational product retail notes and construction retail
notes.   Revolving  charge  account,  commercial  wholesale   and
leasing write-offs increased during the first nine months of 1997, compared to the first nine months of 1996, primarily due to volume increases.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $134.0 million at July 31, 1997, compared with $135.4 million at October 31, 1996 and $129.0 million at July 31, 1996. The Company's allowance for credit losses on all Receivables and Leases financed totaled $89.3 million at July 31, 1997, $87.4 million at October 31, 1996 and $84.1 million at July 31, 1996. Allowance for credit losses represented 1.42 percent of the balance of Receivables and Leases financed at July 31, 1997, 1.55 percent at October 31, 1996, and 1.56 percent at July 31, 1996. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to ensure that the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at July 31, 1997 is sufficient to provide adequate protection against losses.

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

Total interest-bearing indebtedness amounted to $5.481 billion at July 31, 1997, compared with $4.898 billion at October 31, 1996 and $4.646 billion at July 31, 1996, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $3.127 billion at July 31, 1997, compared with $3.098 billion at October 31, 1996 and $3.201 billion at July 31, 1996. Total long-term indebtedness amounted to $2.354 billion, $1.800 billion and $1.445 billion at July 31 1997, October 31, 1996 and July 31, 1996, respectively. The ratio of total interest-bearing debt to stockholder's equity was
6.9  to  1,  6.5 to 1 and 6.1 to 1 at July 31, 1997, October  31,
1996 and July 31, 1996, respectively. During the first nine months of 1997, the Capital Corporation issued $200 million of 6% notes and $200 million of 6.30% notes, both due in 1999, and retired $100 million of 7.20% notes due in 1997. Additionally, the Capital Corporation issued $485 million and retired $478 million of medium-term notes during the first nine months of 1997.

At July 31, 1997, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $4.008 billion of unsecured lines of credit with various banks in North America and overseas, $917 million of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion. An annual facility fee on the credit
agreement  is  charged  to  the  Capital  Corporation  based   on
utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first nine months of 1997, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $198 million in the first nine months of 1997. Financing activities provided $530 million during the same period, resulting from a $590 million net increase in total borrowings, which was offset by $60 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $712 million in 1997, primarily due to Receivable and Lease acquisitions exceeding collections by $1.172 billion, partially offset by the $433 million in proceeds from the sale of receivables. Cash and cash equivalents increased $16 million during the first nine months of 1997.

During the first nine months of 1996, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $156 million in the first nine months of 1996. Financing activities provided $348 million during the same period, resulting from a $383 million net increase in total borrowings, which was offset by $35 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $500 million in 1996, primarily due to Receivable and Lease acquisitions exceeding collections by $1.147 billion, partially offset by the $623 million in proceeds from the sale of receivables. Cash and cash equivalents increased $4 million during the first nine months of 1997.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $20 million in each of the first three quarters of 1997. John Deere Credit Company paid comparable dividends to Deere & Company. On August 29, 1997, the Capital Corporation declared a cash dividend of $15 million to John Deere Credit Company, which in turn declared a cash dividend of $15 million to Deere & Company, each payable on September 9, 1997.

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

           (b)    Reports on Form 8-K.

                  Current report on Form 8-K dated May 13, 1997
                  (items 5 and 7).

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               JOHN DEERE CAPITAL CORPORATION
Date: September 4, 1997        By:  /s/ R. W. Lane
                                    --------------------------
                                    R. W. Lane
                                    Vice President
                                   (Principal Financial Officer)

                        INDEX TO EXHIBITS



Exhibit                                                 Page No.
-------                                                 --------

(12)  Computation of ratio of earnings to fixed charges    15

(27)  Financial data schedule                              16

(99) Part I of Deere & Company Form 10-Q for the quarter ended July 31, 1997 (Securities and
      Exchange Commission file number 1-4121*).










------------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.