Form 10-K
period 1997-10-31
DEERE JOHN CAPITAL CORP
filed 1998-01-23
CIK 27673

===============================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          -----------
                           FORM 10-K
                          -----------

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997


                  Commission file number 1-6458


                  JOHN DEERE CAPITAL CORPORATION
      (Exact name of registrant as specified in its charter)

           Delaware                         36-2386361
  (State of incorporation)    (IRS employer identification number)

1 East First Street, Suite 600
        Reno, Nevada              89501         (702) 786-5527
   (Address of principal        (Zip Code)    (Telephone number)
     executive offices)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                       Name of each exchange
-------------------                        on which registered
                                         -----------------------
9-5/8% Subordinated Notes Due 1998       New York Stock Exchange
8-5/8% Subordinated Debentures Due 2019  New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At January 1, 1998, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by
Instruction I(2).
=================================================================
                         Page 1 of 47
      The Index to Exhibits appears at Pages 46 and 47.

                              PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries: Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V. and John Deere Credit Limited (Australia), are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural and lawn and grounds care retail markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1998, the Company had 1,044 full- and part-time employees.

Business of the Company

    The Company's operations are categorized into four primary divisions:

    The Agricultural Division provides agricultural market financing through products such as agricultural equipment retail notes and leases, Farm PlanTM (a revolving charge product) and producer operating loans. In addition, the division provides wholesale financing to dealers for equipment to be used as rental equipment.

    The Commercial Division provides construction equipment financing through products such as retail notes and leases.
    The division also provides wholesale financing of construction equipment, recreational vehicles, manufactured housing units and other commercial equipment.

    The Consumer Division provides consumer and recreational product equipment financing through products such as retail notes, John Deere Credit Revolving Plan (a revolving charge product), Preferred ResourceTM (an unsecured lending product), YachtLineTM (a revolving charge product marketed to yacht customers) and leases on lawn and grounds care equipment. In addition, the Consumer Division provides wholesale financing for yachts.

    The International Division provides certain financing products to the Company's international markets, such as Mexico, United Kingdom, Germany and Australia.

Business of John Deere

    John Deere's operations are categorized into six business segments:

    John Deere's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; combine and cotton harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

    John Deere's worldwide construction equipment segment, formerly the worldwide industrial equipment segment, manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

    John Deere's worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

    The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

    The credit segment includes the operations of the Company (described herein), John Deere Credit Company and John Deere Credit Inc., which primarily purchases and finances retail notes from John Deere's equipment sales branches in Canada, as well as recreational products and construction and transportation equipment notes from independent dealers.

    The insurance segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

    The health care segment provides health management programs and related administrative services in the United States to employees of John Deere and commercial clients.

John Deere achieved record worldwide net income for 1997, totaling $960 million, or $3.78 per share, compared with last year's income of $817 million, or $3.14 per share. The higher profit resulted from strong worldwide demand for John Deere products. Operating margins remained at strong levels as a result of John Deere's continuous improvement and quality initiatives.

John Deere's worldwide net sales and revenues increased 14 percent to $12,791 million in 1997 compared with $11,229 million in 1996. Net sales of John Deere's equipment operations increased 15 percent in 1997 to $11,082 million from $9,640 million last year. International demand remained at strong levels, with export sales from the United States totaling $2,013 million for 1997 compared with $1,584 million last year. Overseas sales for the year also increased, rising by 11 percent compared with a year ago. Overall, John Deere's worldwide physical volume of sales (excluding the sales of the newly consolidated Mexican subsidiaries) increased 15 percent for the year, reflecting the strong worldwide demand for John Deere products.

Worldwide demand for John Deere agricultural equipment remained at strong levels this year as a result of favorable fundamentals in the farm economy. Increased acres planted and favorable weather conditions in major producing areas of North America resulted in historically high levels of production. However, strong domestic and export demand for grains and oilseeds are expected to hold carryover stocks relatively low. As a result, soybean prices have remained at favorable levels. Overseas demand for John Deere agricultural equipment also remained at strong levels, reflecting good demand from the republics of the former Soviet Union and favorable market conditions in Latin America. Despite recent economic instability in the world's financial markets, current overall fundamentals are expected to remain favorable for farm equipment sales in 1998.

Construction equipment demand rose in 1997 due to low interest rates, moderate economic growth and low inflation, all of which should continue in 1998. These factors promoted high levels of consumer confidence and housing activity this past year. Housing starts for next year are expected to approximate this year's level and expenditures on highways and streets are anticipated to grow in 1998 when a new federal highway bill is passed. These favorable economic conditions should promote good construction equipment demand next year.

Sales of John Deere commercial and consumer equipment increased this year from the weather depressed levels of last year. With low unemployment rates, growing incomes, low interest rates, moderate economic growth and new product introductions, demand is anticipated to remain at favorable levels in 1998.

Results for John Deere's credit operations are expected to improve as a result of the strong demand for John Deere products and favorable economic conditions. The insurance operations are expected to maintain reasonable operating returns despite the continued competitive environment in commercial lines. Although the health care operations should continue to face margin pressures and a very competitive environment, substantially improved results are expected for next year.

Based on these market conditions, John Deere's worldwide physical volume of sales is currently projected to increase by approximately 6 percent in 1998 compared to 1997. First quarter physical volumes are projected to be 15 percent higher than comparable levels in the first quarter of 1997.

Overall, the fundamentals of John Deere's businesses remain favorable. Industry demand for John Deere products remains strong and operating margins are benefiting from continuous improvement initiatives. John Deere's investment in the development of new products and markets should further its worldwide leadership position. Based on these factors and John Deere's exceptional employees and dealer organization, another strong operating performance is expected next year.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other things, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Company and John Deere have joint access to all of the Company's lines of credit.

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

The Company bears all of the credit risk (net of recovery from withholdings from certain John Deere dealers and Farm Plan merchants) associated with its holding of Receivables and Leases, and performs all servicing and collection functions. The Company compensates John Deere for originating certain retail notes and leases on John Deere products. John Deere is also reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

The basis on which John Deere acquires retail and certain wholesale notes from the dealers are governed by agreements with the independent John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to send these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and certain wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company for purchase of these notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

Deere & Company has an agreement with the Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1997 and 1996, the Company's ratios were 1.64 to 1 and 1.75 to 1, respectively, and never less than 1.60 to 1 for any fiscal quarter. Deere & Company also has committed to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail sales and leases of John Deere products, used equipment accepted in trade for them, and equipment of unrelated manufacturers, and also include revolving charge accounts receivable and wholesale notes receivable (including the sale to John Deere dealers for rental to users). The great majority of these Receivables and Leases are derived from retail sales and leases of agricultural equipment, construction equipment and commercial and consumer equipment sold by John Deere dealers. Receivables and Leases relating to equipment manufactured by John Deere's Commercial and Consumer segment may be financed by the Company's Commercial Division (construction product line) or the Consumer Division (lawn and grounds care product line), depending on how the equipment is used.

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

The Company also provides retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and yachts. Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the acquisition volumes, margins and collectibility of recreational product retail notes are affected by economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, that are different from those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 650 recreational vehicle and yacht dealers.

Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down-payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of lawn and grounds care equipment. Through its Farm Plan product, the Company finances revolving charge accounts offered by approximately 4,500 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. Preferred Resource, marketed primarily to executives and professionals, offers customers convenience and security by providing a substantial, readily-available source of funding for a variety of personal expenses. Additionally, YachtLine, introduced in 1997, is a revolving credit account which allows retail customers to access the equity in their vessels and thereby better manage their investments. See note 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

The Company finances wholesale inventories owned by approximately 1,200 dealers of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, construction, recreational product and yacht retail notes. See note 2 to the consolidated financial statements under "Wholesale Notes Receivable."

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

Finance Rates on Retail Notes

As of October 31, 1997, approximately 50 percent of the retail notes held by the Company bore a variable finance rate. With the exception of agricultural and certain yacht retail notes, retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from financing the retail sales of John Deere equipment sold on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. Some low-rate financing programs are also offered by John Deere. See note 2 to the financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and
Leases

Due to prepayments (often from trade-ins), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the estimated average life in months for retail notes and leases liquidated (in months-based on dollar amounts):

                                            Average      Average
                                            Original     Actual
                                              Term        Life
                                           ----------  ----------
                                           1997  1996  1997  1996
                                           ----------  ----------
Retail notes                                 66    67    25    31

 New equipment:
  Agricultural equipment                     56    56    25    25
  Construction equipment                     44    45    18    21
  Lawn and grounds care equipment            43    45    29    32
  Recreational products (excluding yachts)  174   159    47    44
  Yachts                                    217   218    32    31

 Used equipment:
  Agricultural equipment                     57    55    25    26
  Construction equipment                     41    41    23    23
  Lawn and grounds care equipment            50    49    31    34
  Recreational products (excluding yachts)  157   148    33    33
  Yachts                                    212   219    33    32

Leases                                       45    43    38    36

The average original term for recreational products and yachts is longer than for John Deere equipment notes because of customer preferences and industry convention.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, construction equipment and lawn and grounds care equipment industries, in the financial markets, and in business generally. A significant portion of John Deere equipment retail sales and leases during 1997 was financed by the Company.

The Company emphasizes convenient service to customers and endeavors to offer terms desired in its specialized markets such as seasonal schedules of repayment and rentals. The Company's retail note finance rates and lease rental rates are generally believed to be in the range offered by other sales finance and leasing companies, although not as low as those of some banks and other lenders and lessors.

Regulation

In a number of states, the maximum finance rate on receivables is limited by state law. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges nor the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate, and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

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


Item 2.  Properties.

The Company's properties principally consist of office equipment and leased office space in Reno, Nevada; West Des Moines, Iowa; Madison, Wisconsin; Alameda, California; Newport Beach, California; Shelton, Connecticut; St. Petersburg, Florida; Ft. Lauderdale, Florida; Manasquan, New Jersey; and Monterrey, Mexico.


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

Omitted pursuant to instruction I(2).

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation paid cash dividends to John Deere Credit Company of $75 million in 1997 and $70 million in 1996. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1998, the Capital Corporation declared and paid a dividend of $12.5 million to John Deere Credit Company which, in turn, paid a dividend of $12.5 million to Deere & Company.


Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations

  1997 Compared with 1996

Consolidated net income for the fiscal year ended October 31, 1997 was $136 million compared with $134 million in 1996. 1997 results reflect higher income from a larger average Receivable and Lease portfolio financed and higher gains from the sales of retail notes, partially offset by lower securitization and servicing fee income, narrower financing spreads and higher expenditures associated with several growth initiatives. The ratio of earnings to fixed charges was 1.64 to 1 for 1997 compared with 1.75 to 1 in 1996.

Revenues totaled $754 million in 1997 compared to $657 million a year ago. Revenues increased due to a 19 percent increase in the average balance of Receivables and Leases financed, particularly related to growth in retail notes, operating leases and wholesale notes. Finance income earned on retail notes totaled $417 million in 1997 compared to $372 million in 1996. Lease revenues increased $50 million, to $118 million in 1997, from $68 million in 1996, largely due to low-rate leasing initiatives related to John Deere agricultural equipment. Finance income earned on wholesale notes increased $11 million to $49 million in 1997 from $38 million earned in 1996. Increases in finance income earned on wholesale notes was primarily a result of the continued growth in the financing for inventories of construction, yacht and manufactured housing.

Revenues earned on revolving charge accounts amounted to $103 million in 1997, an 8 percent increase over revenues of $95
million earned during 1996. This increase was primarily due to a 9 percent increase in the average balance of Farm Plan receivables financed in 1997 compared with 1996.

Securitization and servicing fee income totaled $30 million in 1997 compared with $46 million during 1996, a decrease of $16 million. The decrease in securitization and servicing fee income was partially the result of a 6 percent decrease in the average balance of retail notes previously sold. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and primarily includes the interest from present value receivable amounts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received. The net gain on retail notes sold totaled $19 million during 1997 compared with $14 million for 1996. Additional sales of retail notes are expected to be made in the future.

Total interest expense increased $53 million from $274 million in 1996 to $327 million in 1997. The increase in interest expense was primarily the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Average borrowings were $5.380 billion in 1997 compared with $4.498 billion in 1996, an increase of 20 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings increased in 1997 to 6.1 percent from 5.9 percent in 1996.

Administrative and operating expenses increased 12 percent from $95 million in 1996 to $107 million in 1997. These increases were the result of higher employment costs associated with administering a larger Receivable and Lease portfolio and certain expenses relating to the Company's growth initiatives. These growth initiatives include expansion of international retail financing, the introduction of golf and turf financing products, and continued efforts related to new agricultural business finance opportunities, such as producer operating loans. Operating expenses were also affected by higher depreciation of equipment on operating leases, which totaled $68 million in 1997 compared to $37 million in 1996, a result of the significant growth in operating leases financed.

The provision for credit losses was $33 million in 1997 and $38 million in 1996. Total write-offs of Receivables and Leases financed were $30 million during 1997 compared with $29 million in 1996. The increase in write-offs during 1997 primarily related to a $4 million increase in lease and revolving credit write-offs and a $1 million increase in wholesale write-offs, offset by a $4 million decrease in retail note write-offs. See note 2 to the consolidated financial statements for additional information.

  Receivables and Leases Acquired and Held

Acquisition volumes of Receivables and Leases by the Company during 1997 totaled $6.462 billion, an increase of 17 percent compared with volumes of $5.517 billion during 1996. The higher volumes resulted mainly from an increased volume of John Deere equipment retail notes, revolving charge accounts, wholesale notes and operating leases. Receivables and Leases held by the Company at October 31, 1997 totaled $6.303 billion compared with $5.624 billion one year ago. For the 1997 and 1996 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):


                   Fiscal Year Volumes     Balance at October 31
                  ----------------------   ----------------------
                                      %                        %
                    1997     1996   Chng     1997     1996   Chng
Retail notes:     ----------------------   ----------------------
  Agricultural
    equipment     $2,455.2 $2,154.5  14%   $2,556.2 $2,417.3   6%
  Construction
    equipment        412.4    462.8 (11)      660.5    628.9   5
  Lawn and grounds
    care equipment   153.9    123.9  24       215.6    182.6  18
  Recreational
    products         340.9    233.9  46       917.1    840.8   9
                  -----------------        -----------------
     Total         3,362.4  2,975.1  13     4,349.4  4,069.6   7

Revolving charge
  accounts         1,450.4  1,232.5  18       618.5    571.1   8
Wholesale notes    1,158.5    982.3  18       593.4    524.5  13
Financing leases     121.9    103.9  17       214.6    181.5  18
Equipment on
  operating leases   368.4    222.8  65       527.2    276.8  90
                  -----------------        -----------------
     Total        $6,461.6 $5,516.6  17    $6,303.1 $5,623.5  12
                  =================        =================


John Deere equipment retail note volumes increased by $314 million in 1997 compared with last year, primarily due to an increase in the volumes of agricultural equipment retail notes. Volumes of recreational product retail notes increased 46 percent in 1997 due to the Company's aggressive marketing programs initiated within the recreational vehicle markets and a $17 million purchase of yacht installment notes from an unrelated third party. Revolving charge accounts, wholesale note and lease volumes increased significantly in 1997, due to the higher demand for these products.

The Company also securitized and sold retail notes, receiving proceeds of $837 million during 1997 compared to $814 million during 1996. Retail notes administered by the Company, which includes retail notes previously sold, amounted to $5.663 billion at October 31, 1997, compared with $5.247 billion at October 31, 1996. The balance of retail notes previously sold was $1.314 billion at October 31, 1997 compared with $1.177 billion at October 31, 1996. The Company's maximum exposure under all retail note recourse provisions at October 31, 1997 and 1996 was $168 million and $186 million, respectively. See notes 1 and 2 to the consolidated financial statements.

Retail notes bearing variable finance rates totaled 50 percent of the total retail note portfolio at October 31, 1997 compared with 43 percent one year earlier. The Company manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" and note 12 to the consolidated financial statements.

Total Receivable and Lease amounts 60 days or more past due were $22 million at October 31, 1997 compared with $19 million at October 31, 1996. These past-due amounts represented .35 percent of the total Receivables and Leases held on each of those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $44 million at October 31, 1997 compared to $47 million at October 31, 1996. The balances of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.02% at October 31, 1997 and 1.16% at October 31, 1996. See note 3 to the consolidated financial statements for additional information on past dues.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $144 million at October 31, 1997 compared to $135 million at October 31, 1996. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1997 totaled $86 million and represented 1.4 percent of the total Receivables and Leases financed compared with $87 million and 1.6 percent, respectively, one year earlier. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined in 1997 due to an ongoing evaluation of loss experience and related estimates to insure that the allowance for credit losses is maintained at an adequate level.


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

Finance income earned on retail notes was $372 million in 1996 compared with $333 million in 1995, an increase of 12 percent. The average balance of the retail note portfolio financed during 1996 was 15 percent higher than the comparable 1995 average balance.

Revenues earned on revolving charge accounts amounted to $95 million in 1996, a 13 percent increase over revenues of $84 million earned during 1995. The increase was primarily due to a 20 percent increase in the average balance of Farm Plan receivables financed and a 4 percent increase in the average balance of John Deere Credit Revolving Plan receivables financed in 1996 compared with 1995.

Finance income earned on wholesale notes was $38 million in 1996, an increase of $15 million, compared with $23 million in 1995.
Increases in finance income earned on wholesale notes were attributable to the continued growth in the manufactured housing, construction and yacht markets.

The average net investment in financing and operating leases increased by 36 percent in 1996 compared with 1995.
Correspondingly, total lease revenues increased to $68 million in 1996 compared with $48 million in 1995.

The net gain on retail notes sold totaled $14 million during 1996 compared with $11 million for 1995. Securitization and servicing fee income totaled $46 million in 1996 compared with $36 million during 1995. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and, prior to 1997, primarily included the interest earned on present value receivable amounts established at the time of sale, adjustments related to those sales and reimbursed administrative expenses received.

Gains of $6 million on the sale of leased equipment contributed to an increase in other income, from $4 million in 1995 to $12 million in 1996.

Higher average borrowings in 1996 resulted in higher interest expense, which totaled $274 million in 1996 compared with $238 million in 1995. Average borrowings were $4.498 billion in 1996 compared with $3.726 billion in 1995, an increase of 21 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings during 1996 decreased to 5.9 percent from 6.3 percent in 1995.

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

  Receivables and Leases Acquired and Held

Acquisition volumes of Receivables and Leases by the Company during 1996 totaled $5.517 billion, an increase of 18 percent compared with volumes of $4.667 billion during 1995. The higher volumes in 1996 resulted mainly from an increased volume of John Deere equipment retail notes, leases, revolving charge accounts and wholesale receivables. Receivables and Leases held by the Company at October 31, 1996 totaled $5.624 billion compared with $4.922 billion at October 31, 1995. Receivables and Leases administered, which include retail notes and leases previously sold but still administered, amounted to $6.812 billion at the end of 1996 compared with $6.105 billion at October 31, 1995. Receivable and Lease acquisition volumes during the fiscal years ended and balances held were as follows (in millions of dollars):


                   Fiscal Year Volumes     Balance at October 31
                  ----------------------   ----------------------
                                      %                        %
                    1996     1995   Chng     1996     1995   Chng
Retail notes:     ----------------------   ----------------------
  Agricultural
    equipment     $2,154.5 $2,083.5   3%   $2,417.3 $2,286.2   6%
  Construction
    equipment        462.8    391.2  18       628.9    511.0  23
  Lawn and grounds
    care equipment   123.9    100.1  24       182.6    162.3  13
  Recreational
    products         233.9    288.7 (19)      840.8    865.4  (3)
                  -----------------        -----------------
    Total          2,975.1  2,863.5   4     4,069.6  3,824.9   6

Revolving charge
  accounts         1,232.5  1,050.1  17       571.1    510.2  12
Wholesale notes      982.3    607.0  62       524.5    298.1  76
Financing leases     103.9     88.5  17       181.5    149.3  22
Equipment on
  operating leases   222.8     58.3 282       276.8    139.5  98
                  -----------------        -----------------
    Total         $5,516.6 $4,667.4  18    $5,623.5 $4,922.0  14
                  =================        =================

John Deere equipment retail note volumes increased by approximately $153 million in 1996 compared with 1995, primarily due to an increase in the volumes of agricultural equipment and construction equipment retail notes. Volumes of recreational product retail notes decreased 19 percent in 1996 due to the aggressive pricing environment that existed in these credit markets. Additionally, in 1996 the Company shifted its emphasis relating to marine products towards the yacht market. Revolving charge accounts, leases and wholesale note volumes increased significantly in 1996, due to the higher demand for these products.

Retail notes receivable increased primarily from retail note acquisition volumes exceeding collections during 1996. However, the Company also securitized and sold retail notes, receiving proceeds of $814 million during 1996 compared to $726 million during 1995. Additional information is presented in note 2 to the consolidated financial statements. Retail notes administered by the Company, which includes retail notes previously sold, amounted to $5.247 billion at October 31, 1996, compared with $4.987 billion at October 31, 1995. The balance of retail notes previously sold was $1.177 billion at October 31, 1996 compared with $1.162 billion at October 31, 1995. The Company's maximum exposure under all retail note recourse provisions at October 31, 1996 and 1995 was $186 million and $180 million, respectively.

Retail notes bearing variable finance rates totaled 43 percent of the total retail note portfolio at October 31, 1996 compared with 52 percent at October 31, 1995.

Total Receivable and Lease amounts 60 days or more past due were $19 million at October 31, 1996 compared with $14 million at October 31, 1995. These past-due amounts represented .35 percent and .29 percent of the total Receivables and Leases held at those respective dates. While past due amounts, as a percentage of total Receivables and Leases held, increased in 1996, these amounts compare favorably with historical levels. See note 3 to the consolidated financial statements for additional information on past dues.

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

The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets. Asset-liability risk is managed to minimize exposure to interest rate fluctuations.

The Company's business is somewhat seasonal, with overall acquisition volumes of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last six months of the fiscal year.

The aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $262 million in 1997. Financing activities provided $507 million during the same period, resulting from a $582 million net increase in total borrowings which was partially offset by dividend payments totaling $75 million to John Deere Credit Company. Net cash used for investing activities totaled $736 million in 1997, primarily due to Receivable and Lease acquisitions exceeding collections by $1.621 billion, which was partially offset by the $837 million of proceeds from the sale of receivables. Cash and cash equivalents increased $33 million during 1997. See "Statements of Consolidated Cash Flows."

Over the past three years, operating activities have provided $646 million in net cash. In addition, the sale of receivables provided $2.377 billion and an increase in total net borrowings provided $2.129 billion. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $4.878 billion, and to pay $200 million in dividends.

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to hedge certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap and interest rate cap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its borrowings. The Company also has a foreign exchange swap related to a long-term borrowing. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See note 12 to the consolidated financial statements for further details.

Total interest-bearing indebtedness amounted to $5.470 billion at October 31, 1997, compared with $4.898 billion at October 31, 1996, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.387 billion at October 31, 1997 compared with $3.098 billion at October 31, 1996. Total long-term indebtedness amounted to $2.083 billion at October 31, 1997 and $1.800 billion at October 31, 1996. The ratio of total interest-bearing debt to stockholder's equity was 6.7 to 1 and 6.5 to 1 at October 31, 1997 and 1996, respectively.

The Company maintained unsecured lines of credit with various banks in North America and overseas. See note 4 to the consolidated financial statements.

During 1997, the Capital Corporation issued $200 million of 6% notes and $200 million of 6.30% notes, both due in 1999, and retired $100 million of 7.20% notes due in 1997. In 1997, the Capital Corporation also issued $750 million and retired $589 million of medium-term notes.

The Company has developed plans for the completion of systems changes related to year 2000. The cost is not expected to have a material effect on the Company's financial position or results of operations.

The Capital Corporation paid cash dividends to John Deere Credit Company of $75 million in 1997 and $70 million in 1996. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1998, the Capital Corporation declared and paid a dividend of $12.5 million to John Deere Credit Company which, in turn, paid a dividend of $12.5 million to Deere & Company.

Item 8.  Financial Statements and Supplementary Data.

See accompanying table of contents of financial statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to instruction I(2).

Item 11.  Executive Compensation.

Omitted pursuant to instruction I(2).

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Omitted pursuant to instruction I(2).

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to instruction I(2).


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

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated August 12, 1997
     (Items 5 and 7).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JOHN DEERE CAPITAL CORPORATION

                             /s/ Hans W. Becherer
                            --------------------------------
                            By:  Hans W. Becherer
                                 Chairman

Date:  22 January 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature            Title                      Date
       ---------            -----                      ----

/s/ Hans W. Becherer    Director, Chairman      )
----------------------  and Principal           )
    Hans W. Becherer    Executive Officer       )
                                                )
/s/ J. W. England       Director                )22 January 1998
----------------------                          )
    J. W. England                               )
                                                )
/s/ Bernard L. Hardiek  Director                )
----------------------                          )
    Bernard L. Hardiek                          )
                                                )
/s/ James R. Heseman    Director                )
----------------------                          )
    James R. Heseman                            )
                                                )
/s/ James A. Israel                             )
----------------------  Director                )
    James A. Israel                             )
                                                )
/s/ F. F. Korndorf      Director                )
----------------------                          )
    F. F. Korndorf                              )
                                                )
/s/ Robert W. Lane      Director, Vice President)
----------------------  and Principal Financial )
    Robert W. Lane      Officer                 )
                                                )

/s/ Pierre E. Leroy     Director                )
----------------------                          )
    Pierre E. Leroy                             )
                                                )
/s/ Michael P. Orr      Director and President  )22 January 1998
----------------------                          )
    Michael P. Orr                              )
                                                )
/s/ Jon D. Volkert      Director                )
----------------------                          )
    Jon D. Volkert                              )
                                                )
/s/ Steven E. Warren    Director, Vice President)
----------------------  and Principal Accounting)
    Steven E. Warren    Officer                 )

[Deloitte & Touche Letterhead]


INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1997 and 1996 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Chicago, Illinois

November 25, 1997

Table of Contents


                                                             Page

Financial Statements:

  John Deere Capital Corporation and Subsidiaries:

  Statements of Consolidated Income and Retained Earnings
    for the Years Ended October 31, 1997, 1996 and 1995........25

  Consolidated Balance Sheets, October 31, 1997 and 1996.......26

  Statements of Consolidated Cash Flows for the Years Ended
    October 31, 1997, 1996 and 1995............................27

  Notes to Consolidated Financial Statements...................28




SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial
Statements:

    I, II, III, IV, and V.

        John Deere Capital Corporation and Subsidiaries Statements of Consolidated Income and Retained Earnings
                      (dollars in millions)
                                         For the Year Ended
                                             October 31
                                   -----------------------------
Revenues                              1997      1996      1995
  Finance income earned
    on retail notes                 $ 417.4   $ 372.4   $ 333.5
  Lease revenues                      118.0      67.7      48.0
  Revolving charge account income     102.6      95.1      84.3
  Finance income earned on
    wholesale notes                    48.9      37.7      23.1
  Securitization and servicing
    fee income                         29.7      46.0      35.5
  Net gain on retail notes sold        18.8      14.4      11.4
  Interest income from short-term
    investments                        10.2      11.4      11.3
  Other income                          8.7      12.0       3.8
----------------------------------------------------------------
    Total revenues                    754.3     656.7     550.9
----------------------------------------------------------------
Expenses
  Interest expense:
    On obligations to others          325.3     271.2     234.6
    On notes payable to
      Deere & Company                   1.6       2.5       3.8
----------------------------------------------------------------
        Total interest expense        326.9     273.7     238.4
----------------------------------------------------------------
  Operating expenses:
    Administrative and
      operating expenses              106.5      95.0      77.6
    Provision for credit losses        33.2      38.2      32.3
    Fees paid to Deere & Company        8.3       6.1       5.3
    Depreciation of equipment on
      operating leases                 68.2      37.1      21.9
----------------------------------------------------------------
        Total operating expenses      216.2     176.4     137.1
----------------------------------------------------------------
        Total expenses                543.1     450.1     375.5
----------------------------------------------------------------
Income of consolidated group
  before income taxes                 211.2     206.6     175.4
Provision for income taxes             74.0      72.5      61.3
----------------------------------------------------------------
Income of consolidated group          137.2     134.1     114.1
Equity in losses of
  unconsolidated affiliates            (1.4)     --        --
----------------------------------------------------------------
Net income                            135.8     134.1     114.1
Cash dividends declared               (75.0)    (70.0)    (55.0)
Retained earnings at
  beginning of the year               644.4     580.3     521.2
----------------------------------------------------------------
Retained earnings at end of year    $ 705.2   $ 644.4   $ 580.3
================================================================
Ratio of earnings to fixed charges      1.64      1.75      1.73
================================================================
        The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
Page 25

          John Deere Capital Corporation and Subsidiaries
                    Consolidated Balance Sheets
                       (dollars in millions)
                                                October 31
                                         ------------------------
                                            1997         1996
Assets                                   ------------------------
  Cash and cash equivalents              $   204.4    $   171.0
  Receivables and leases:
    Retail notes                           4,349.4      4,069.6
    Revolving charge accounts                618.5        571.1
    Wholesale notes                          593.4        524.5
    Financing leases                         214.6        181.5
      Total receivables....................5,775.9      5,346.7
    Equipment on operating leases - net      527.2        276.8
      Total receivables and leases.........6,303.1      5,623.5
    Allowance for credit losses              (85.9)       (87.4)
      Total receivables and leases - net...6,217.2      5,536.1
  Other receivables                          157.9        189.9
  Investments in unconsolidated
    affiliates                                12.8          6.3
  Other assets                                66.8         67.8
----------------------------------------------------------------
Total Assets                             $ 6,659.1    $ 5,971.1
=================================================================
Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper                     $ 1,991.9    $ 1,689.9
    Deere & Company                          349.9        544.8
    Current maturities of
      long-term borrowings                 1,042.5        863.7
    Other notes payable                        2.4         --
      Total short-term borrowings..........3,386.7      3,098.4
  Accounts payable & accrued liabilities:
    Accrued interest on senior debt           39.2         35.9
    Other payables                           188.3        144.8
      Total accounts payable and
        accrued liabilities..................227.5        180.7
  Deposits withheld from dealers
    and merchants                            144.2        135.4
  Long-term borrowings:
    Senior debt                            1,782.9      1,649.5
    Subordinated debt                        300.0        150.0
      Total long-term borrowings...........2,082.9      1,799.5
      Total liabilities....................5,841.3      5,214.0
  Stockholder's equity
    Common stock, without par value (issued
      and outstanding - 2,500 shares owned
      by John Deere Credit Company)          112.8        112.8
    Retained earnings                        705.2        644.4
    Cumulative translation adjustment          (.2)         (.1)
      Total stockholder's equity.............817.8        757.1
----------------------------------------------------------------
Total Liabilities & Stockholder's
  Equity                                 $ 6,659.1    $ 5,971.1
=================================================================
         The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
Page 26

        John Deere Capital Corporation and Subsidiaries
             Statements of Consolidated Cash Flows
                         (in millions)

                                 For the Year Ended October 31
                              ----------------------------------
                                 1997        1996        1995
Cash Flows from Operating     ----------------------------------
Activities:
  Net income                  $   135.8   $   134.1   $   114.1

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Provision for credit losses    33.2        38.2        32.3
    Provision for depreciation     71.2        39.5        23.8
    Provision (credit) for
      deferred income taxes          .8         1.7        (2.0)
    Equity in losses of
      unconsolidated affiliates     1.4         ---         ---
    Other                          19.6         8.9        (7.0)
      Net cash provided by
        operating activities......262.0       222.4       161.2
----------------------------------------------------------------
Cash Flows from Investing
Activities:
  Cost of receivables
    and leases acquired        (6,461.6)   (5,516.6)   (4,667.4)
  Collections of receivables    4,840.3     3,888.8     3,038.5
  Proceeds from sales of
    receivables                   836.5       814.0       726.3
  Acquisitions of businesses       (8.1)       (7.4)        ---
  Other                            57.1        41.6         5.2
       Net cash used for
       investing activities......(735.8)     (779.6)     (897.4)
----------------------------------------------------------------
Cash Flows from Financing
Activities:
  Increase (decrease) in
    commercial paper              302.0      (296.8)      405.9
  Change in receivable/payable
    with Deere & Company         (183.4)       84.7       357.5
  Increase in other notes payable   2.4         ---         ---
  Proceeds from issuance of
    long-term borrowings        1,150.0     1,190.0       775.0
  Principal payments on
    long-term borrowings         (688.8)     (344.0)     (625.8)
  Dividends paid                  (75.0)      (70.0)      (55.0)
      Net cash provided by
      financing activities........507.2       563.9       857.6
----------------------------------------------------------------
Net increase in cash and
  cash equivalents                 33.4         6.7       121.4
Cash and cash equivalents
  at the beginning of year........171.0       164.3        42.9
Cash and cash equivalents
  at the end of year          $   204.4   $   171.0   $   164.3
================================================================
        The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
Page 27

         John Deere Capital Corporation and Subsidiaries
           Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

John Deere Capital Corporation (Capital Corporation) is a wholly-owned subsidiary of John Deere Credit Company, a finance holding company which is wholly-owned by Deere & Company. The Capital Corporation and its subsidiaries, Deere Credit Services, Inc., Farm Plan Corporation, Deere Credit, Inc., John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V. and John Deere Credit Limited (Australia) are collectively called the Company. Deere & Company, together with its subsidiaries and affiliates, are collectively called John Deere.

Retail notes, revolving charge accounts, direct financing leases, and wholesale notes receivable are collectively called
"Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1997, John Deere was compensated by the Company for originating certain retail notes and leases on John Deere products. John Deere is also reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by John Deere based on utilization of the lines.

In 1997, the Company's subsidiary, Farm Plan Corporation, entered into a partnership to offer certain financing products in Germany under the trademark John Deere Credit. Along with the Company's existing joint venture in the United Kingdom, these operations support John Deere and independent John Deere retail dealers by offering financing products specific to the European markets. Both investments are accounted for under the equity method of accounting.

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

Accounting Changes

In 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement had no material effect on the Company's financial position or results of operations. In 1997, the Company adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement had no material effect on the Company's financial position or results of operations.

In 1997, the FASB issued Statements No. 130, Reporting
Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which must be adopted by fiscal year 1999. These Statements will have no effect on the Company's financial position or results of operations.

In 1997, the Securities and Exchange Commission amended its rules to require certain disclosure concerning derivatives and other financial instruments. This information is included in Note 12 - Financial Instruments and Supplemental Information (Unaudited) on page 44.

Reclassifications

Certain amounts for prior years have been reclassified to conform with 1997 financial statement presentations.

Note 2.  Receivables and Leases

Retail Notes Receivable

The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by John Deere's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes).

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

                                         1997         1996
                                      -----------------------
Agricultural equipment - new          $ 1,607.1    $ 1,581.9
Agricultural equipment - used           1,464.5      1,318.4
Construction equipment - new              626.4        587.9
Construction equipment - used             128.7        134.6
Lawn and grounds care equipment - new     226.8        193.4
Lawn and grounds care equipment - used     22.6         20.5
Recreational products                   1,507.0      1,351.3
-------------------------------------------------------------
    Total                               5,583.1      5,188.0
-------------------------------------------------------------
Unearned finance income:
  Equipment                              (643.8)      (608.0)
  Recreational products                  (589.9)      (510.4)
-------------------------------------------------------------
    Total                              (1,233.7)    (1,118.4)
-------------------------------------------------------------
    Retail notes receivable           $ 4,349.4    $ 4,069.6
==============================================================

Retail notes acquired by the Company during the year ended October 31, 1997 had an estimated average original term (based on dollar amounts) of 66 months. During 1996 and 1995, the estimated average original term was 67 and 71 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. Average actual life for retail notes in 1997, 1996 and 1995 were 25, 31 and 29 months, respectively.




Retail note installments at October 31 are scheduled as follows
(in millions of dollars):
                                    1997         1996
        Due in:                  ______________________
           0-12 months           $ 1,379.1    $ 1,278.7
          13-24 months             1,207.6      1,117.9
          25-36 months               978.6        932.0
          37-48 months               691.2        690.9
          49-60 months               438.9        435.9
          61-72 months               211.9        177.5
          Over 72 months             675.8        555.1
        -----------------------------------------------
            Total                $ 5,583.1    $ 5,188.0
        ===============================================

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

                                      Down       Contract
                                     Payment       Terms
                                     -----------------------
  Agricultural equipment
    (new and used):
      Seasonal payments                  30%    4-8 crop years
      Monthly payments                   20%      48-96 months
  Construction equipment:
      New                                20%      48-60 months
      Used                               20%         36 months
  Lawn and grounds care equipment
    (new and used):
      Seasonal payments                  10%         3-6 years
      Monthly payments                   10%      36-72 months
  Recreational products
    (excluding yachts):
      New                                10%        180 months
      Used                               10%        144 months
  Yachts (new and used):                 20%        240 months


During 1997, 1996 and 1995, the Company received proceeds of $837 million, $814 million and $726 million, respectively, from the sale and securitization of retail notes. The Company acts as agent for the buyers in collection and administration of all the notes it has sold. All retail notes sold are collateralized by security agreements on the related equipment sold to the customers. The Company's estimated maximum exposure under all retail note recourse provisions at October 31, 1997 and 1996 was $168 million and $186 million, respectively. At October 31, 1997, 1996 and 1995, the balance of all retail notes previously sold by the Company was $1.314 billion, $1.177 billion and $1.162 billion, respectively. Additional sales of retail notes are expected to be made in the future.

Finance income is recognized over the lives of the notes on the effective-yield basis. During 1997, the average effective yield on retail notes held by the Company was approximately 9.5 percent, compared with 9.7 percent in 1996. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the notes on the effective-yield basis.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 19 percent in 1997, 20 percent in 1996 and 19 percent in 1995.

A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. To the extent that a loss on a retail note cannot be absorbed by these deposits withheld from the dealer from which the retail note was acquired, it is charged against the Company's allowance for credit losses. At the end of each calendar year, the balance of each dealer's withholding account in excess of a specified percent (currently 3 percent) of the total dealer's balance is remitted to the dealer. At the end of the Company's fiscal year, any negative balance in the dealer withholding account is written off and absorbed by the Company's allowance for credit losses. There is no withholding of dealer deposits on John Deere construction equipment retail notes or recreational product retail notes.

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale notes. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan, the John Deere Credit Revolving Plan and Preferred Resource. Farm Plan is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and service labor. Merchants offer Farm Plan as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their existing account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Preferred Resource (an unsecured lending product) is used primarily by executives and professionals, and offers customers convenience and security by providing a substantial, readily-available source of funding for a variety of personal expenses. In 1997, the Company introduced YachtLine, a secured line of credit, which allows customers access to the equity of their vessel.

Revolving charge accounts receivable at October 31, 1997 totaled $619 million compared with $571 million at October 31, 1996. Account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule. A minimum amount is due each month from customers selecting the revolving payment option.

Direct Financing Leases and Equipment on Operating Leases

The Company leases agricultural, construction, lawn and grounds care and certain other equipment directly to retail customers. At the time of accepting a lease that qualifies as a direct financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned lease income. The unearned lease income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned lease income is recognized as revenue over the lease term on the effective-yield method. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated on a straight-line method over the terms of the leases. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate. Financing leases receivable by product category at October 31 are as follows (in millions of dollars):
                                            1997       1996
                                          -------------------
    Agricultural equipment                $  62.2    $  65.0
    Construction equipment                  100.0       73.1
    Lawn and grounds care equipment          37.7       10.6
    Other equipment                          23.7       31.0
  -----------------------------------------------------------
      Total                                 223.6      179.7
  Estimated residual values                  26.2       31.7
  Unearned finance income                   (35.2)     (29.9)
  -----------------------------------------------------------
    Financing leases receivable           $ 214.6    $ 181.5
  ===========================================================

Residual values represent the amounts estimated to be recoverable at maturity from disposition of the leased equipment.

Initial lease terms for financing leases range from 12 months to 72 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

                                  1997       1996
                                ------------------
            Due in:
               0-12 months      $  84.4    $  64.8
              13-24 months         65.6       51.1
              25-36 months         43.2       36.1
              37-48 months         22.2       19.8
              Over 48 months        8.2        7.9
            --------------------------------------
                Total           $ 223.6    $ 179.7
            ======================================

Deposits withheld from John Deere dealers and related losses on leases are handled in a manner similar to the procedures for retail notes. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

                                              1997       1996
                                            -------------------
     Agricultural equipment                 $ 403.9    $ 221.3
     Construction equipment                   181.9       96.4
     Lawn and grounds care equipment           25.1        7.5
     Other equipment                           16.2        6.9
     ----------------------------------------------------------
       Total                                  627.1      332.1
     Accumulated depreciation                 (99.9)     (55.3)
     ----------------------------------------------------------
       Equipment on operating leases - net  $ 527.2    $ 276.8
     ==========================================================

Initial lease terms for equipment on operating leases range from 12 months to 72 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

                                    1997       1996
                                  ------------------
            Due in:
               0-12 months        $ 113.1    $  54.7
              13-24 months           85.6       47.8
              25-36 months           41.4       21.6
              37-48 months           19.3       12.0
              Over 48 months          5.1        3.1
            ----------------------------------------
                Total             $ 264.5    $ 139.2
            ========================================

Wholesale Notes Receivable

The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere agricultural and John Deere construction equipment owned by dealers of those products. Wholesale finance income is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed.

Wholesale notes receivable on John Deere equipment owned by the dealers, recreational vehicles, manufactured housing units and yachts totaled $593 million at October 31, 1997 compared with $524 million at October 31, 1996. Generally, the maximum maturity for wholesale notes is 12 months.

Other Receivables

The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilized the notes as collateral for the issuance of asset-backed securities. Other receivables related to securitizations are recorded at net present value and relate to payments to be received for retained interests and deposits made pursuant to recourse provisions under asset-backed securities sales agreements. These receivables are subsequently carried at estimated fair value with unrealized gains or losses, if any, recorded directly in equity similar to available-for-sale marketable securities. Securitization and servicing fee income includes the interest earned on and realized adjustments related to these receivables and reimbursed administrative expenses.

Concentration of Credit Risk

Receivables and Leases have significant concentrations of credit risk in the agricultural, construction, lawn and grounds care and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables and Leases other than certain revolving charge accounts.

Note 3. Allowance for Credit Losses, Delinquencies and Write-offs

Allowance for Credit Losses

Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience.

An analysis of the allowance for credit losses on total
Receivables and Leases follows (in millions of dollars):

                                           1997    1996    1995
                                         -----------------------
Balance, beginning of the year           $ 87.4  $ 84.2  $ 80.1
Provision charged to operations            33.2    38.2    32.3
Amounts written off                       (29.7)  (29.0)  (23.7)
Transfers related to retail note sales     (5.0)   (6.0)   (4.5)
----------------------------------------------------------------
Balance, end of the year                 $ 85.9  $ 87.4  $ 84.2
================================================================

The allowance for credit losses represented 1.4 percent, 1.6 percent and 1.7 percent of Receivables and Leases financed at October 31, 1997, 1996 and 1995, respectively. In addition, the Company had $144 million, $135 million and $127 million at October 31, 1997, 1996 and 1995, respectively, of deposits withheld from John Deere dealers and Farm Plan merchants available for certain potential credit losses originating from those dealers and merchants.

Delinquencies

Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan account, 150 days for a John Deere Credit Revolving Plan account and 120 days for both Preferred Resource and YachtLine accounts. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. When a wholesale account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the amount is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with manufacturers for new inventories held by dealers.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                         Oct 31, 1997  Oct 31, 1996  Oct 31, 1995
                         ------------  ------------  ------------
                         Dollars   %   Dollars   %   Dollars   %
Retail notes:            ------------  ------------  ------------
Agricultural equipment   $ 6.8   .27%  $ 4.4   .18%  $ 4.1   .18%
 Construction equipment    2.0   .31     2.5   .39     1.2   .23
 Lawn and grounds care
  equipment                 .6   .28      .7   .38      .6   .38
 Recreational products      .3   .03      .3   .03      .2   .1
                         -----         -----         -----
  Total retail notes       9.7   .22     7.9   .19     6.1   .16
Revolving charge accounts  8.3  1.34     8.9  1.57     7.1  1.40
Wholesale notes            2.0   .33     1.0   .17      .1   .02
Leases                     2.0   .27     1.7   .38      .8   .28
                         -----         -----         -----
 Total Receivables
  and Leases             $22.0   .35   $19.5   .35   $14.1   .29
                         =====         =====         =====
Page 36

Write-offs

Total Receivable and Lease write-off amounts, by product and as a percentage of total balances held were as follows (dollars in millions):
                             1997          1996          1995
                         ------------  ------------  ------------
                         Dollars   %   Dollars   %   Dollars   %
Retail notes:            ------------  ------------  ------------
Agricultural equipment   $ 1.5   .05%  $ 2.4   .10%  $  .3   .02%
 Construction equipment    3.7   .58     5.3   .93     2.2  1.36
 Lawn and grounds care
  equipment                 .2   .12      .3   .17      .6   .38
 Recreational products     8.0   .90     9.6  1.11    11.5  1.33
                         -----         -----         -----
  Total retail notes      13.4   .30    17.6   .45    14.6   .38
Revolving charge accounts 11.3  2.08     9.7  1.93     7.6  1.49
Wholesale notes            2.0   .39     1.0   .25      .4   .14
Leases                     3.0   .51      .7   .20     1.1   .36
                         -----         -----         -----
 Total Receivables
  and Leases             $29.7   .49   $29.0   .56   $23.7   .48
                         =====         =====         =====

Note 4.  Short-Term Borrowings

On October 31, 1997, short-term borrowings were $3.387 billion, $1.992 billion of which was commercial paper. Short-term borrowings were $3.098 billion on October 31, 1996, $1.690 billion of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from Deere & Company, which totaled $350 million and $545 million at October 31, 1997 and 1996, respectively. The Capital Corporation pays a market rate of interest to Deere & Company based on the average outstanding borrowings each month. The weighted average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, was 5.5 percent during both 1997 and 1996.

At October 31, 1997, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $4.007 billion of unsecured lines of credit with various banks in North America and overseas, $1.329 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term commitment credit agreement, expiring February 25, 2002, for $3.500 billion. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 4.6 to 1 at October 31, 1997 compared to 4.4 to 1 at October 31, 1996. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

Deere & Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For purposes of these calculations, "earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings to fixed charges was 1.64 to 1, 1.75 to 1, and 1.73 to 1 in 1997, 1996 and 1995, respectively. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

Note 5.  Long-Term Borrowings

Long-term borrowings of Capital Corporation at October 31 consisted of the following (in millions of dollars):

                                             1997         1996
Senior Debt:                              ----------------------
  Medium-term notes due 1998-2007:
    Average interest rate of 6.7%
    as of year end 1997 and 1996          $ 1,284.5    $ 1,402.0
  Floating rate notes due 1998
      (federal funds rate):
    Swapped to an alternative
    variable interest rate of
    5.6% as of 1996                           ---          150.0
  5% Swiss franc bonds due 1999:
    Swapped to U.S. dollars and a
    variable interest rate of 6.1%
    as of year end 1997 and 6.0%
    as of year end 1996                        97.5         97.5
  6.30% Notes due 1999                        200.0        ---
  6% Notes due 1999                           200.0        ---
----------------------------------------------------------------
    Total senior debt                       1,782.0      1,649.5
    Unamortized debt premium                     .9        ---
----------------------------------------------------------------
    Net senior debt                         1,782.9      1,649.5
----------------------------------------------------------------
Subordinated Debt:
  9-5/8% Subordinated Notes due 1998:
    Swapped to variable interest rate
    of 6.1% as of year end 1997
    and 6.0% as of year end 1996              150.0        150.0
  8-5/8% Subordinated Debentures
      due 2019*                               150.0        ---
----------------------------------------------------------------
    Total subordinated debt                   300.0        150.0
----------------------------------------------------------------
    Total                                 $ 2,082.9    $ 1,799.5
================================================================

* Reclassified to short-term borrowings in 1996 because the obligation was callable by the creditors in 1997. Swapped to variable interest rate of 5.3% as of year end 1996.


The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 1998 - $1,043, 1999 -
$1,048, 2000 - $365, 2001 - $140 and 2002 - $280.

Note 6.  Common Stock

All of Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1997 or 1996. At October 31, 1997, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 7.  Dividends

The Capital Corporation paid cash dividends to John Deere Credit
Company of $75 million in 1997 and $70 million in 1996. In each case, John Deere Credit Company paid an identical dividend to Deere & Company.

Note 8.  Pension and Other Retirement Benefits

The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.6 million in 1997, $1.7 million in 1996 and $1.4 million in 1995. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in the Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $.8 million in both 1997 and 1996 and $.9 million in 1995. Further disclosure for these plans is included in the notes to the Deere & Company 1997 annual report.

Note 9.  Income Taxes

Taxes on Income and Income Tax Credits

The taxable income of the Company is included in the consolidated United States income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

Deferred Income Taxes

Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 are as follows (in millions of dollars):
                              1997                 1996
                       -------------------- --------------------
                       Deferred  Deferred   Deferred  Deferred
                         Tax        Tax       Tax        Tax
                        Assets  Liabilities  Assets  Liabilities
                       --------------------  -------------------
Allowance for
    credit losses       $ 35.1               $ 34.3
Deferred lease
    income                        $  6.8               $  4.6
Deferred retail note
    finance income                   9.3                  8.9
Accrual for retirement
    and other benefits     4.2                  2.5
Securitization income      2.7                  3.6
Miscellaneous accruals
    and other                         .2                   .3
-------------------------------------------  -------------------
  Total deferred income
    tax assets and
    liabilities         $ 42.0    $ 16.3     $ 40.4    $ 13.8
===========================================  ===================

The provision for income taxes consisted of the following (in millions of dollars):
                                       1997      1996      1995
                                      -------   -------   -------
Current                               $ 73.1    $ 70.8    $ 63.3
Deferred                                  .9       1.7      (2.0)
-----------------------------------------------------------------
  Total provision for income taxes    $ 74.0    $ 72.5    $ 61.3
=================================================================

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):
                                      1997      1996      1995
                                     ---------------------------
United States federal income
  tax provision at a statutory
  rate of 35 percent                 $ 73.8    $ 72.3    $ 61.4
Municipal lease income not taxable     (1.1)      (.5)      (.3)
Other adjustments - net                 1.3        .7        .2
----------------------------------------------------------------
  Total provision for income taxes   $ 74.0    $ 72.5    $ 61.3
================================================================

Note 10.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

Cash payments by the Company for interest incurred on borrowings in 1997, 1996 and 1995 were $346 million, $271 million and $225 million, respectively. Cash payments for income taxes during these same periods were $68 million, $77 million and $64 million, respectively.

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

Note 12.  Financial Instruments

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):
                                 1997                1996
                           ------------------  -----------------
                           Carrying   Fair     Carrying   Fair
                            Value     Value     Value     Value
                           ------------------  ------------------
Receivables financed       $ 5,776   $ 5,750   $ 5,347   $ 5,329
=============================================  ==================
Long-term borrowings
 and related swaps:
  Long-term borrowings     $ 2,089   $ 2,127   $ 1,816   $ 1,844
  Interest rate and
   foreign currency swaps       (6)      (19)      (17)      (30)
---------------------------------------------  ------------------
    Total                  $ 2,083   $ 2,108   $ 1,799   $ 1,814
=============================================  ==================

Fair Value Estimates

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings with fixed rates were based on discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the

Company have been swapped to current variable interest rates and United States dollars. Fair values of these swaps were based on quotes from dealers.

Fair values and carrying values of the Company's other interest rate swaps and caps associated with short-term borrowings and foreign exchange forward contracts were not material.

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

At October 31, 1997 and 1996, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $490 million and $346 million, having rates of
5.6 to 6.3 percent and 5.2 to 7.4 percent, terminating in up to 12 months and 12 months, respectively. There were no interest rate cap agreements at October 31, 1997 or 1996.

The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. See the table in Note 5 - Long-Term Borrowings, which reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The Company also has interest rate swap agreements associated with medium-term notes. Note 5 - Long-Term Borrowings also includes a table which reflects the interest rates relating to these swap agreements. At October 31, 1997 and 1996, the total notional principal amounts of these swap agreements were $380 million and $520 million, terminating in up to 116 months and 113 months, respectively.

Foreign Exchange Swaps

At October 31, 1997 and 1996, the Company had a foreign exchange swap agreement maturing in 15 months and 27 months, respectively, for $97 million to hedge the currency exposure of the 5% Swiss Franc Bonds due in 1999. The foreign exchange swap gains and losses are accrued as foreign exchange rates change and offset the equal and opposite gains and losses on the related bonds.

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):
                       First   Second    Third   Fourth   Fiscal
                      Quarter  Quarter  Quarter  Quarter   Year
                      ------------------------------------------
1997:
  Revenues            $163.5   $179.1   $200.3   $211.4   $754.3
  Interest expense      71.5     78.6     86.6     90.2    326.9
  Operating expenses    45.7     55.4     55.4     59.7    216.2
  Provision for
    income taxes        16.1     15.8     20.2     21.9     74.0
  Equity in losses of
    unconsolidated
    affiliates            .5       .3       .3       .3      1.4
----------------------------------------------------------------
  Net income          $ 29.7   $ 29.0   $ 37.8   $ 39.3   $135.8
================================================================

1996:
  Revenues            $150.7   $167.6   $158.7   $179.7   $656.7
  Interest expense      66.3     67.6     66.8     73.0    273.7
  Operating expenses    34.7     41.8     42.2     57.7    176.4
  Provision for
    income taxes        17.4     20.3     17.4     17.4     72.5
----------------------------------------------------------------
  Net income          $ 32.3   $ 37.9   $ 32.3   $ 31.6   $134.1
================================================================

Sensitivity Analysis

The following is a sensitivity analysis for the Company's derivatives and other financial instruments which have interest rate risk. The gains or losses in the table below represent the changes in the financial instrument's fair values which would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 1997. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values at October 31, 1997 would have been (in millions of dollars):

                                        Fair Value
                                      Gains (Losses)
                                      --------------
         Financing receivables            $ (36)

         Long-term borrowings
             and related swaps:
           Long-term borrowings              27
           Interest rate and
               foreign currency swaps        (7)
         -------------------------------------------
             Total                        $ (16)
         ===========================================

Dividend

On December 5, 1997, the Capital Corporation declared a $12.5 million dividend, to be paid to John Deere Credit Company on December 16, 1997. John Deere Credit Company, in turn, declared a
$12.5 million dividend to Deere & Company, also payable on December 16, 1997.

                       Index to Exhibits

 2.   Not applicable.

 3.1  Certificate of Incorporation, as amended (Exhibit
      3.1 to Form 10-K of the registrant for the year ended October 31, 1994*).

 3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1994*).

 4.1 Credit agreements among registrant, Deere & Company, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association),
      Bank of America National Trust and Savings
      Association, Deutsche Bank AG, and the Toronto-
      Dominion Bank as Managing Agents, dated as of April
      5, 1995 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 1995, Securities and Exchange Commission file number 1-4121*).

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

10.7 Agreement dated October 15, 1996 between the registrant and John Deere Construction Equipment
      Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 1996*).

10.8 Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes.

11.   Not applicable.

12. Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended
      October 31, 1997.

13.   Not applicable.

16.   Not applicable.

18.   Not applicable.

21.   Omitted pursuant to instruction I(2).

22.   Not applicable.

23.   Consent of Deloitte & Touche LLP.

24.   Not applicable.

27.   Financial Data Schedule.

99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1997
      (Securities and Exchange Commission file number
      1-4121*).

----------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.