Form 10-Q
period 1998-01-31
DEERE JOHN CAPITAL CORP
filed 1998-03-12
CIK 27673

---------------------------------------------------------------

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         ---------
                         FORM 10-Q
                         ---------

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1998

                  Commission file no: 1-6458
                  __________________________

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

    At January 31, 1998, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

---------------------------------------------------------------
                    Page 1 of 14 Pages
               Index to Exhibits:  Page 12

               PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

         John Deere Capital Corporation and Subsidiaries
     Statements of Consolidated Income and Retained Earnings
                           (Unaudited)
                          (in millions)

                                              Three Months Ended
                                                  January 31

                                                  1998    1997
Revenues
  Finance income earned on retail notes          $104.4  $ 92.2
  Lease revenues                                   39.7    22.7
  Revolving charge account income                  25.3    22.0
  Finance income earned on wholesale notes         13.9    11.8
  Securitization and servicing fee income           7.8    10.4
  Interest income from short-term investments       2.6     2.6
  Other income                                      4.5     1.8
    Total revenues                                198.2   163.5
Expenses
  Interest expense                                 88.3    71.5
  Operating expenses:
    Administrative and operating expenses          26.5    22.7
    Provision for credit losses                     9.3     6.5
    Fees paid to Deere & Company                    3.2     2.2
    Depreciation of equipment on operating leases  23.4    14.3
      Total operating expenses                     62.4    45.7
      Total expenses                              150.7   117.2
Income of consolidated group before income taxes   47.5    46.3
Provision for income taxes                         16.7    16.1
Income of consolidated group                       30.8    30.2
Equity in losses of unconsolidated affiliates       (.2)    (.5)
Net income                                         30.6    29.7
Cash dividends declared                           (12.5)  (20.0)
Retained earnings at beginning of the period      705.2   644.4
Retained earnings at end of the period           $723.3  $654.1

            See Notes to Interim Financial Statements.

          John Deere Capital Corporation and Subsidiaries
                   Consolidated Balance Sheets
                          (Unaudited)
                     (dollars in millions)

                                 Jan 31,     Oct 31,     Jan 31,
                                  1998        1997        1997
Assets
  Cash and cash equivalents     $  197.5    $  204.4    $  173.9
  Receivables and leases:
    Retail notes                 4,662.3     4,349.4     4,347.9
    Wholesale notes                600.0       593.4       538.4
    Revolving charge accounts      504.5       618.5       472.7
    Financing leases               212.0       214.6       192.4
      Total receivables          5,978.8     5,775.9     5,551.4
    Equipment on operating
      leases - net                 577.1       527.2       325.1
      Total receivables and
        leases                   6,555.9     6,303.1     5,876.5
    Allowance for credit losses    (88.0)      (85.9)      (88.5)
      Total receivables and
        leases - net             6,467.9     6,217.2     5,788.0
  Other receivables                143.4       157.9       185.2
  Investment in unconsolidated
    affiliates                      12.6        12.8         5.7
  Other assets                      65.1        66.8        68.1
Total Assets                    $6,886.5    $6,659.1    $6,220.9

Liabilities and Stockholder's
    Equity
  Short-term borrowings:
    Commercial paper            $2,098.6    $1,991.9    $2,125.1
    Deere & Company                181.5       349.9       168.5
    Current maturities of
      long-term borrowings       1,248.5     1,042.5       955.3
       Other notes payable           3.7         2.4          --
      Total short-term
        borrowings               3,532.3     3,386.7     3,248.9

  Accounts payable and accrued
      liabilities:
    Accrued interest on
      senior debt                   58.7        39.2        49.2
    Other payables                 227.8       188.3       174.9
      Total accounts payable
        and accrued liabilities    286.5       227.5       224.1
  Deposits withheld from dealers
    and merchants                  141.5       144.2       128.1
  Long-term borrowings:
    Senior debt                  1,940.4     1,782.9     1,703.0
    Subordinated debt              150.0       300.0       150.0
      Total long-term borrowings 2,090.4     2,082.9     1,853.0
        Total liabilities        6,050.7     5,841.3     5,454.1
  Stockholder's equity
    Common stock, without par
      value (issued and
      outstanding - 2,500 shares
      owned by John Deere Credit
      Company)                     112.8       112.8       112.8
    Retained earnings              723.3       705.2       654.1
    Cumulative translation
        adjustment                   (.3)        (.2)        (.1)
      Total stockholder's equity   835.8       817.8       766.8
Total Liabilities and
  Stockholder's Equity          $6,886.5    $6,659.1    $6,220.9

              See Notes to Interim Financial Statements.

         John Deere Capital Corporation and Subsidiaries
              Statements of Consolidated Cash Flows
                           (Unaudited)
                          (in millions)

                                             Three Months Ended
                                                 January 31
                                               1998      1997
Cash Flows from Operating Activities:
  Net income                                 $   30.6  $   29.7
  Adjustments to reconcile net income to
      net cash provided by operating
      activities:
    Provision for credit losses                   9.3       6.5
    Provision for depreciation                   24.2      14.2
    Equity in losses of unconsolidated
      affiliates                                   .2        .5
    Other                                        14.4      (2.6)
      Net cash provided by operating
        activities                               78.7      48.3

Cash Flows from Investing Activities:
  Cost of receivables and leases acquired    (1,675.4) (1,604.4)
  Collections of receivables                  1,375.5   1,323.3
  Proceeds from sales of receivables             12.1       2.3
  Other                                          69.3      49.5
       Net cash used for investing
         activities                            (218.5)   (229.3)

Cash Flows from Financing Activities:
  Increase in commercial paper                  108.0     435.2
  Change in receivable/payable with
    Deere & Company                            (177.1)   (376.3)
  Proceeds from issuance of long-term
    borrowings                                  306.0     145.0
  Principal payments on long-term
    borrowings                                  (91.5)      ---
  Dividends paid                                (12.5)    (20.0)
       Net cash provided by financing
         activities                             132.9     183.9

Net increase (decrease) in cash and
  cash equivalents                               (6.9)      2.9
Cash and cash equivalents at the
  beginning of period                           204.4     171.0
Cash and cash equivalents at the
  end of period                              $  197.5  $  173.9


           See Notes to Interim Financial Statements.

         John Deere Capital Corporation and Subsidiaries
              Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). These retail notes are acquired by John Deere through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, construction, lawn and grounds care and yacht markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The Company's ratio of earnings to fixed charges was 1.53 to 1 for the first quarter of 1998 compared with 1.64 to 1 for the first quarter of 1997. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) Beginning in September 1997, certain notes from dealers for the financing of "purchase for rental equipment" were considered wholesale notes. Prior to that time, such notes were considered retail notes. During the first quarter of 1998, $37 million of these wholesale notes were acquired. Prior period volumes and ending balances have not been adjusted to reflect this change in policy.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

Net income was $30.6 million in the first quarter of 1998 compared with $29.7 million last year. First quarter results reflect higher income from a larger average Receivables and Leases portfolio, partially offset by higher operating expenses, lower securitization and servicing fee income and narrower financing spreads.

Revenues totaled $198.2 million for the first quarter ended January 31, 1998, compared to $163.5 million for the same period a year ago. Finance income earned on retail notes increased 13 percent from $92.2 million during the first quarter of 1997 to $104.4 million in 1998. Lease revenues increased $17.0 million from $22.7 million in 1997 to $39.7 million this year, primarily due to an increase in agricultural operating lease volumes. Revenues on revolving charge accounts increased in the first quarter of 1998 over the prior year, due to increasing demand for producer operating loans and Farm Plan credit, while wholesale finance income increased due primarily to increases in yacht wholesale note volumes.

Other income increased from $1.8 million during the first quarter of 1997 to $4.5 million during the first quarter of 1998. The increase in other income was primarily due to a gain on sale adjustment from prior note sales and a net increase in realized gains associated with sales of equipment used for operating leases.

Total interest expense for the first quarter increased from $71.5 million in 1997 to $88.3 million in 1998. The increase in interest expense was the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases and an increase in the Company's average borrowing costs. Total average borrowings during the first quarter of 1998 were $5.534 billion, compared to $5.015 billion during the first quarter of 1997. The weighted average interest rate during the first quarter of 1998 was 6.2 percent, compared to 6.0 percent in the first quarter of 1997.

Administrative and operating expenses increased to $26.5 million in the first quarter of 1998, compared to $22.7 million for the same period in 1997. This increase was the result of higher employment costs associated with administering a larger Receivables and Leases portfolio. Depreciation of equipment on operating leases increased to $23.4 million in the first quarter of 1998, compared to $14.3 million for the same period in 1997, a direct reflection of the Company's increase in operating lease volumes.

During the first quarter of 1998, the provision for credit losses totaled $9.3 million compared with $6.5 million in the same period last year. The increase in the Company's loss provision was due primarily to the growth in the portfolio of Receivables and Leases and higher write-offs during the quarter. The provision for credit losses, as a percentage of the total average portfolio outstanding was .58 percent and .48 percent for the first quarter of 1998 and 1997, respectively.

For the quarter ended January 31, 1998, all categories of retail note volumes remained relatively stable when compared to the same period in 1997. Within the recreational product line, recreational vehicle volumes increased $13 million in the first quarter of 1998 over the first quarter of 1997, while yacht retail note volumes declined by $12 million during the same period. Wholesale note volumes increased $27 million, or 11 percent, reflecting increases in dealer purchase for rental, yacht, RV and engine volumes. Revolving charge accounts increased $25 million in the first quarter of 1998 over the first quarter of 1997, primarily due to increases in Farm Plan and producer operating loans. Operating lease volumes increased from $72 million in the first quarter of 1997 to $96 million in the first quarter of 1998, primarily the result of agricultural low-rate and guaranteed value leasing programs sponsored by John Deere and the Company.

Total acquisition volumes of Receivables and Leases during the first quarter ended January 31, 1998 and 1997 were as follows
(dollars in millions):

                                       Three Months
                                     Ended January 31,
                                                        $    %
                                       1998     1997  Chng Chng
Retail notes volumes:
  Agricultural equipment             $  838   $  840  $ (2)  --
  Construction equipment                 97      100    (3)  (3)
  Lawn and grounds care equipment        21       23    (2)  (9)
  Recreational products                  65       64     1    2
    Total retail note volumes         1,021    1,027    (6)  --
Revolving charge accounts               256      231    25   11
Wholesale notes                         279      252    27   11
Financing leases                         23       23    --   --
Equipment on operating leases            96       72    24   33
    Total Receivable and Lease
      volumes                        $1,675   $1,605   $70    4

Total Receivables and Leases held at January 31, 1998, October
31, 1997 and January 31, 1997 were as follows (in millions):

                                       Jan 31,  Oct 31,  Jan 31,
                                        1998     1997     1997
Retail notes held:
  Agricultural equipment               $2,863   $2,556   $2,675
  Construction equipment                  666      660      644
  Lawn and grounds care equipment         205      216      180
  Recreational products                   928      917      849
    Total retail notes held             4,662    4,349    4,348
Revolving charge accounts                 505      619      473
Wholesale notes                           600      593      538
Financing leases                          212      215      193
Equipment on operating leases             577      527      325
    Total Receivables and Leases held  $6,556   $6,303   $5,877

Retail notes administered by the Company, which includes retail notes previously sold, totaled $5.676 billion at January 31, 1998, $5.663 billion at October 31, 1997, and $5.317 billion at January 31, 1997. At January 31, 1998, the balance of retail notes previously sold was $1.014 billion compared with $1.314 billion at October 31, 1997 and $969 million at January 31, 1997. The Company's estimated maximum exposure under all retail note recourse provisions at January 31, 1998 was $163 million.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $56.1 million, $44.4 million and $60.6 million at January 31, 1998, October 31, 1997 and January 31, 1997, respectively. The balance of retail notes held on which any installment was 60 days or more past due as a percentage of ending retail notes receivable was 1.20 percent, 1.02 percent and 1.39 percent at January 31, 1998, October 31, 1997 and January 31, 1997, respectively.

Total amounts of Receivables and Leases 60 days or more past due, by product and as a percentage of total balances held at January 31, 1998, October 31, 1997 and January 31, 1997, were as follows (dollars in millions):

                              Jan 31,      Oct 31,      Jan 31,
                               1998         1997         1997
                              $    %       $    %       $    %
Retail notes:
  Agricultural equipment   $ 8.3  .29%  $ 6.8  .27%  $ 6.4  .24%
  Construction equipment     2.7  .40     2.0  .31     3.0  .47
  Lawn and grounds care
    equipment                 .7  .32      .6  .28      .9  .49
  Recreational products       .2  .03      .3  .03      .4  .05
    Total retail notes      11.9  .26     9.7  .22    10.7  .25
Revolving charge accounts   10.6 2.11     8.3 1.34    12.0 2.57
Wholesale notes              2.2  .37     2.0  .33     1.8  .34
Leases                       3.2  .40     2.0  .27     3.0  .57
    Total Receivables
      and Leases           $27.9  .43   $22.0  .35   $27.5  .47

During the first quarter of 1998, write-offs of Receivables and Leases totaled $7.2 million, compared with $5.5 million during the first quarter of 1997. Agricultural and construction equipment write-offs increased slightly over last year, for both retail notes and leasing products, while recreational product retail note write-offs declined and revolving charge account write-offs remained relatively unchanged. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .44 percent for the first quarter of 1998 and
 .40 percent during the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $141.5 million at January 31, 1998, compared with $144.2 million at October 31, 1997 and $128.1 million at January 31, 1997. The Company's allowance for credit losses on all Receivables and Leases financed totaled $88.0 million at January 31, 1998, $85.9 million at October 31, 1997 and $88.5 million at January 31, 1997. Allowance for credit losses represented 1.34 percent of the unpaid balance of Receivables and Leases financed at January 31, 1998, 1.36 percent at October 31, 1997 and 1.51 percent at January 31, 1997. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to ensure the allowance is maintained at an adequate level.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivables and Leases portfolio. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market and in private sales. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see
Exhibit 99.

The Company's ability to meet its debt obligations is supported in a number of ways as described below. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets. Asset-liability risk is also managed to minimize exposure to interest rate fluctuations.

Total interest-bearing indebtedness amounted to $5.623 billion at January 31, 1998, compared with $5.470 billion at October 31, 1997 and $5.102 billion at January 31, 1997, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $3.532 billion at January 31, 1998, compared with $3.387 billion at October 31, 1997 and $3.249 billion at January 31, 1997. Total long-term indebtedness amounted to $2.091 billion, $2.083 billion and $1.853 billion at January 31 1998, October 31, 1997 and January 31, 1997, respectively. The ratio of total interest-bearing debt to stockholder's equity remained unchanged at 6.7 to 1 on January 31, 1998, October 31, 1997 and January 31, 1997. During the first quarter of 1998, the Capital Corporation issued $200 million of 5.85% notes, due in 2001. The Capital Corporation also issued $106.0 million and retired $91.5 million of medium-term notes.

At January 31, 1998, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit, Inc. (Canada), jointly, maintained $4.014 billion of unsecured lines of credit with various banks in North America and overseas, $404 million of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit, Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement expiring on February 25, 2002, for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first quarter of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $79 million in the first quarter of 1998. Financing activities provided $133 million during the same period, resulting from a $145 million increase in total borrowings, which was offset by a $12.5 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $219 million in 1998, primarily due to Receivables and Leases acquired exceeding collections by $300 million. Cash and cash equivalents decreased $7 million during the first quarter of 1998.

During the first quarter of 1997, the aggregate net cash provided by operating and financing activities was used to increase Receivables and Leases. Net cash provided from operating activities was $48 million during the first quarter of 1997. Financing activities provided $184 million during the first quarter of 1997, resulting from a $204 million increase in total borrowings, which was offset by a $20 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $229 million in the first quarter of 1997, primarily because the cost of Receivables and Leases acquired exceeded the collections. Cash and cash equivalents increased $3 million during the first quarter of 1997.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $12.5 million in the first quarter of 1998. John Deere Credit Company paid a comparable dividend to Deere & Company. On February 27, 1998, the Capital Corporation declared a dividend of $12.5 million to John Deere Credit Company, which in turn, declared a dividend of $12.5 million to Deere & Company, each payable on March 10, 1998.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

    See the information under "Management's Discussion and Analysis," Note 12 "Financial Instruments" and "Supplemental
Information (Unaudited)" in the Company's annual report on Form 10-K. There has been no material change in this information.

                  PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of  Proceeds.

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

      (b)  Reports on Form 8-K.

           Current report on Form 8-K dated November 25, 1997
           (items 5 and 7).

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JOHN DEERE CAPITAL CORPORATION
Date:  March 10, 1998         By:  /s/  N. J. Jones
       ---------------             ---------------------
                                        N. J. Jones
                                        Vice President and
                                        Principal Financial
                                        Officer

                       INDEX TO EXHIBITS

Exhibit                                               Page No.

(12)    Computation of ratio of earnings to
        fixed charges                                    13

(27)    Financial data schedule                          14

(99) Part I of Deere & Company Form 10-Q for the quarter ended January 31, 1998 (Securities and Exchange Commission file number 1-4121*).





__________________________
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.