Form 10-Q
period 1998-04-30
DEERE JOHN CAPITAL CORP
filed 1998-06-09
CIK 27673

=================================================================

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1998

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

    At April 30, 1998, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.
=================================================================

                   Index to Exhibits:  Page 13

                 PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

          John Deere Capital Corporation and Subsidiaries
      Statements of Consolidated Income and Retained Earnings
                           (Unaudited)
                          (in millions)

                                    Three Months    Six Months
                                      Ended           Ended
                                     April 30,       April 30,
                                  ------------------------------
                                   1998    1997    1998    1997
Revenues                          ------  ------  ------  ------
  Finance income earned
    on retail notes               $107.2  $103.4  $211.6  $195.6
  Revolving charge account
    income                          24.6    22.6    49.9    44.6
  Lease revenues                    44.8    27.7    84.5    50.4
  Finance income earned on
    wholesale notes                 14.4    11.9    28.3    23.7
  Net gain on retail notes sold     10.5     1.1    12.6     1.8
  Interest income from
    short-term investments           2.4     2.4     5.0     5.0
  Securitization and servicing
    fee income                       6.6     7.2    14.4    17.6
  Other income                       3.0     2.8     5.4     3.9
----------------------------------------------------------------
      Total revenues               213.5   179.1   411.7   342.6
----------------------------------------------------------------
Expenses
  Interest expense                  91.1    78.6   179.4   150.1
  Operating expenses:
    Administrative and
      operating expenses            28.5    26.0    55.0    48.7
    Provision for credit losses     15.2     9.7    24.5    16.2
    Fees paid to Deere & Company     2.7     2.2     5.9     4.4
    Depreciation of equipment on
        operating leases            25.4    17.5    48.8    31.8
----------------------------------------------------------------
      Total operating expenses      71.8    55.4   134.2   101.1
----------------------------------------------------------------
      Total expenses               162.9   134.0   313.6   251.2
----------------------------------------------------------------
Income of consolidated group
  before income taxes               50.6    45.1    98.1    91.4
Provision for income taxes          17.9    15.8    34.6    31.9
----------------------------------------------------------------
Income of consolidated group        32.7    29.3    63.5    59.5
Equity in income (loss) of
  unconsolidated affiliates           .2     (.3)    ---     (.8)
----------------------------------------------------------------
Net income                          32.9    29.0    63.5    58.7
Cash dividends declared            (12.5)  (20.0)  (25.0)  (40.0)
Retained earnings at beginning
  of period                        723.3   654.1   705.2   644.4
----------------------------------------------------------------
Retained earnings at end
  of period                       $743.7  $663.1  $743.7  $663.1
================================================================

            See Notes to Interim Financial Statements.

          John Deere Capital Corporation and Subsidiaries
                   Consolidated Balance Sheets
                          (Unaudited)
                     (dollars in millions)

                                 April 30,  October 31,  April 30,
                                   1998        1997        1997
Assets                           --------    --------    --------
  Cash and cash equivalents      $  188.6    $  204.4    $  167.9
  Receivables and leases:
    Retail notes                  4,671.1     4,349.4     4,605.5
    Wholesale notes                 669.7       593.4       522.3
    Revolving charge accounts       627.0       618.5       510.9
    Financing leases                218.1       214.6       194.0
 -----------------------------------------------------------------
      Total receivables           6,185.9     5,775.9     5,832.7
    Equipment on operating
      leases -- net                 712.2       527.2       402.6
-----------------------------------------------------------------
      Total receivables
        and leases                6,898.1     6,303.1     6,235.3
    Allowance for credit losses     (85.7)      (85.9)      (89.2)
-----------------------------------------------------------------
      Total receivables
        and leases -- net         6,812.4     6,217.2     6,146.1
-----------------------------------------------------------------
    Other receivables               133.6       157.9       126.1
    Investment in
      unconsolidated affiliates      17.5        12.8         5.4
    Other assets                     73.3        66.8        75.4
-----------------------------------------------------------------
Total Assets                     $7,225.4    $6,659.1    $6,520.9
=================================================================
Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper             $2,131.7    $1,991.9    $2,259.4
    Deere & Company                 229.5       349.9        57.7
    Current maturities of
      long-term borrowings        1,632.5     1,042.5     1,143.7
    Other notes payable               5.2         2.4        ---
-----------------------------------------------------------------
      Total short-term
        borrowings                3,998.9     3,386.7     3,460.8
-----------------------------------------------------------------
  Accounts payable and accrued
      liabilities:
    Accrued interest on
      senior debt                    41.0        39.2        36.1
    Other payables                  220.2       188.3       167.4
-----------------------------------------------------------------
      Total accounts payable
        and accrued liabilities     261.2       227.5       203.5
-----------------------------------------------------------------
  Deposits withheld from
    dealers and merchants           143.9       144.2       131.2
-----------------------------------------------------------------
  Long-term borrowings:
    Senior debt                   1,815.2     1,782.9     1,799.6
    Subordinated debt               150.0       300.0       150.0
-----------------------------------------------------------------
      Total long-term borrowings  1,965.2     2,082.9     1,949.6
-----------------------------------------------------------------
      Total liabilities           6,369.2     5,841.3     5,745.1
-----------------------------------------------------------------
  Stockholder's equity
    Common stock, without par value
      (issued and outstanding --
      2,500 shares owned by John
      Deere Credit Company)         112.8       112.8       112.8
    Retained earnings               743.7       705.2       663.1
    Cumulative translation
        adjustment                    (.3)        (.2)        (.1)
-----------------------------------------------------------------
      Total stockholder's equity    856.2       817.8       775.8
-----------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity           $7,225.4    $6,659.1    $6,520.9
=================================================================

             See Notes to Interim Financial Statements.

          John Deere Capital Corporation and Subsidiaries
              Statements of Consolidated Cash Flows
                          (Unaudited)
                         (in millions)

                                       Six Months Ended April 30,
                                       --------------------------
                                           1998           1997
                                       --------------------------
Cash Flows from Operating Activities:
  Net income                            $    63.5       $   58.7
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Provision for credit losses                24.5           16.2
  Provision for depreciation                 50.3           31.7
  Equity in loss of unconsolidated
    affiliates                                ---             .8
  Other                                       2.1            (.3)
-----------------------------------------------------------------
    Net cash provided by
      operating activities                  140.4          107.1
-----------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and
    leases acquired                      (3,591.0)      (3,203.6)
  Collections of receivables              2,679.5        2,555.4
  Proceeds from sales of receivables        243.4           29.1
  Other                                      45.2           33.4
-----------------------------------------------------------------
    Net cash used for investing
      activities                           (622.9)        (585.7)
-----------------------------------------------------------------
Cash Flows from Financing Activities:
  Increase in commercial paper              139.8          569.5
  Change in receivable/payable
    with Deere & Company                   (124.4)        (481.5)
  Change in other notes payable               2.8            ---
  Proceeds from issuance of
    long-term borrowings                    781.0          455.0
  Principal payments on
    long-term borrowings                   (307.5)         (27.5)
  Dividends paid                            (25.0)         (40.0)
-----------------------------------------------------------------
    Net cash provided by
      financing activities                  466.7          475.5
-----------------------------------------------------------------
Net decrease in cash and
  cash equivalents                          (15.8)          (3.1)
Cash and cash equivalents
  at the beginning of period                204.4          171.0
-----------------------------------------------------------------
Cash and cash equivalents
  at the end of period                  $   188.6      $   167.9
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

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants in the agricultural, construction, lawn and grounds care and yacht markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, direct financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The Company's ratio of earnings to fixed charges was 1.55 to 1 for the second quarter of 1998 compared with 1.57 to 1 for the second quarter of 1997. The consolidated ratio of earnings to fixed charges was 1.54 to 1 for the first six months of 1998 and 1.60 to 1 for the first six months of 1997. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) Beginning in September 1997, certain notes from dealers for the financing of "purchase for rental equipment" were considered wholesale notes. Prior to that time, such notes were considered retail notes. During the first six months of 1998, $92 million of these wholesale notes were acquired. Prior period volumes and ending balances have not been adjusted to reflect this change in policy.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Net income was $32.9 million for the second quarter of 1998 and $63.5 million for the first six months of 1998 compared with $29.0 million and $58.7 million for the same periods last year. The 1998 second quarter and year-to-date results benefited from gains of $10.3 million on sales of recreational vehicle retail notes and higher income from a 12 percent increase in the average balance of receivables and leases financed during the first six months. These results were partially offset by narrower financing spreads, higher write-offs of receivables and higher operating expenses.

Revenues totaled $213.5 million and $411.7 million for the second quarter and for the first six months of 1998 compared to $179.1 million and $342.6 million for the same periods a year ago. In addition to gains on sales of receivables, revenues increased due to continued growth in operating leases, retail notes on John Deere equipment, wholesale notes and revolving charge accounts. Lease revenues increased $34.1 million, to $84.5 million in the first six months of 1998, from $50.4 million in the first six months of 1997, largely due to a number of leasing incentives related to John Deere agricultural and construction equipment. Finance income earned on retail notes increased $16 million to $211.6 million for the first six months of 1998 from $195.6 million earned in the first six months of 1997. This increase was primarily due to a larger average retail installment portfolio financed. Increases in wholesale note revenues were the result of increased activity for John Deere agricultural, construction, and lawn and grounds care equipment owned by dealers as well as a larger yacht wholesale portfolio (see note 4 to the consolidated financial statements for additional information). Revolving charge accounts continue to benefit from strong demand for agricultural operating loans and Farm Plan financing.

In March 1998, the Company sold approximately $210 million in recreational vehicle retail notes, without recourse, to unrelated third parties. These transactions resulted in gains on notes sold of $10.3 million. The Company continues to offer retail installment financing on recreational vehicles.

Total interest expense for the second quarter increased from $78.6 million in 1997 to $91.1 million in 1998. Interest expense increased from $150.1 million for the first six months of 1997 to $179.4 million for the first six months of 1998. The increase in interest expense was the result of higher average borrowing costs and increased borrowings required to finance the larger average portfolio of Receivables and Leases. Total average borrowings during the first six months of 1998 were $5.667 billion, compared to $5.150 billion in the first six months of 1997.

Administrative and operating expenses were $28.5 million in the second quarter of 1998 and $55.0 million for the first six months of 1998, compared with $26.0 million and $48.7 million for the same periods in 1997. This increase was the result of higher employment costs associated with administering a larger
Receivable and Lease portfolio.   Depreciation of equipment on
operating leases increased to $25.4 million in the second quarter of 1998 and $48.8 million for the first six months of 1998, compared to $17.5 million in the second quarter of 1997 and $31.8 million for the first six months of 1997.

During the second quarter and the first six months of 1998, the provision for credit losses totaled $15.2 million and $24.5 million, respectively, compared with $9.7 million and $16.2 million in the same periods last year. The increase in the provision for credit losses was primarily the result of increases in agricultural and construction retail note write-offs in 1998. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .90 percent for the second quarter of 1998 and .74 percent for the first six months of 1998, compared with .65 percent and .57 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (dollars in millions):

                              Three Months
                             Ended April 30,
                            ----------------
                             1998      1997     $ Chng     % Chng
                            -------------------------------------
Retail note volumes:
  Agricultural equipment    $  607    $  610    $   (3)       --%
  Construction equipment       109        85        24        28
  Lawn and grounds care
    equipment                   46        35        11        31
  Recreational products        100       146       (46)      (32)
                            ---------------------------
    Total retail note
      volumes                  862       876       (14)       (2)
Wholesale notes                395       260       135        52
Revolving charge accounts      441       324       117        36
Financing Leases                29        30        (1)       (3)
Equipment on operating
  leases                       188       109        79        72
                            ---------------------------
    Total Receivable and
      Lease volumes         $1,915    $1,599    $  316        20
                            ===========================


                               Six Months
                             Ended April 30,
                            ----------------
                             1998      1997     $ Chng     % Chng
                            -------------------------------------
Retail note volumes:
  Agricultural equipment    $1,445    $1,449    $   (4)       --%
  Construction equipment       206       185        21        11
  Lawn and grounds care
    equipment                   67        58         9        16
  Recreational products        165       210       (45)      (21)
                            ---------------------------
    Total retail note
      volumes                1,883     1,902       (19)       (1)
Wholesale notes                674       512       162        32
Revolving charge accounts      697       556       141        25
Financing Leases                52        53        (1)       (1)
Equipment on operating
  leases                       284       181       103        57
                            ---------------------------
    Total Receivable and
      Lease volumes        $ 3,590   $ 3,204    $  386        12
                           ============================



Total Receivables and Leases owned were as follows (in millions):

                          April 30,  October 31,  April 30,
                             1998       1997        1997
                           -------------------------------
Retail notes owned:
  Agricultural equipment   $ 3,039    $ 2,556     $ 2,870
  Construction equipment       677        660         639
  Lawn and grounds care
    equipment                  220        216         185
  Recreational products        735        917         911
                           ------------------------------
    Total retail notes
      held                   4,671      4,349       4,605
Wholesale notes                670        593         522
Revolving charge accounts      627        619         511
Financing leases               218        215         194
Equipment on operating
  leases                       712        527         403
                           ------------------------------
    Total Receivables and
      Leases owned         $ 6,898    $ 6,303     $ 6,235
                           ==============================

For the second quarter and first six months of 1998, agricultural retail note volumes remained relatively stable when compared to the same periods in 1997. Construction and lawn and grounds care retail notes increased in both periods in 1998 over 1997. Recreational product retail note volumes declined in both the second quarter and the first six months of 1998, due to a decrease in yacht retail note volumes when compared to last year. During the second quarter of 1997, the Company purchased $17 million of yacht retail notes from a third party.

Revolving charge accounts increased significantly in the second quarter and first six months of 1998 primarily due to increases in agricultural operating loans and Farm Plan volumes, when compared to 1997. Wholesale notes also increased due to higher agricultural dealer purchase-for-rental volumes and yacht wholesale activity. Operating lease volumes continued to increase significantly over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

Receivables and Leases administered by the Company, which include retail notes previously sold, were as follows (in millions):

                           April 30,  October 31,  April 30,
                             1998       1997        1997
                           ---------------------------------
Receivables and Leases
    administered:
  Receivables and Leases
    owned by the Company   $ 6,898    $ 6,303      $ 6,235
  Retail notes sold and
    securitized (with
    recourse)*                 782      1,314          720
  Retail notes sold
    (without recourse)         196        ---          ---
                           ---------------------------------
    Total Receivables and
      Leases administered  $ 7,876    $ 7,617      $ 6,955
                           =================================

* The Company's estimated maximum exposure under all retail note recourse provisions at April 30, 1998 was $150 million.

Additional sales of retail notes are expected in the future.


Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                         April 30,     October 31,    April 30,
                           1998           1997          1997
                        -----------------------------------------
                        Dollars   %    Dollars  %    Dollars  %
                        -----------------------------------------
Retail notes:
  Agricultural
    equipment          $ 10.0    .33%  $ 6.8   .27%  $ 9.6   .33%
  Construction
    equipment             2.4    .36     2.0   .31     2.1   .33
  Lawn and grounds
    care equipment         .7    .31      .6   .28      .8   .41
  Recreational products    .1    .02      .3   .03      .1   .02
                        -----          -----         -----
    Total retail notes   13.2    .28     9.7   .22    12.6   .27
Wholesale notes           2.3    .34     2.0   .33     1.6   .31
Revolving charge
  accounts                8.8   1.41     8.3  1.34     9.9  1.98

Leases                    4.1    .44     2.0   .27     3.2   .53
                        -----          -----         -----
    Total Receivables
      and Leases        $28.4    .41   $22.0   .35   $27.3   .44
                        =====          =====         =====

The balance of retail notes owned (principal plus accrued interest) with any installment 60 days or more past due was $57.2 million, $44.4 million and $57.6 million at April 30, 1998, October 31, 1997 and April 30, 1997, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was
1.23 percent, 1.02 percent and 1.25 percent at April 30, 1998, October 31, 1997 and April 30, 1997, respectively.

During the second quarter and the first six months of 1998, write-offs (net of recoveries) of Receivables and Leases totaled $11.6 million and $18.8 million, respectively, compared with $8.9 million and $14.4 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .69 percent for the second quarter of 1998 and .57 percent for the first six months of 1998, compared with .60 percent and .50 percent for the same periods last year. Write-offs relating to retail notes increased 30 percent, or $2.3 million, in the first six months of 1998, when compared with the first six months of 1997, primarily due to increased write-offs of agricultural and construction equipment retail notes. Revolving charge account write-offs in 1998 remain relatively stable when compared to last year, while recreational product retail note write-offs declined.

Deposits withheld from dealers and merchants, representing mainly withholding accounts from individual John Deere dealers to which losses from retail notes and leases can be charged, amounted to $143.9 million at April 30, 1998, compared with $144.2 million at October 31, 1997 and $131.2 million at April 30, 1997. The Company's allowance for credit losses on all Receivables and Leases totaled $85.7 million at April 30, 1998, $85.9 million at October 31, 1997 and $89.2 million at April 30, 1997. Allowance for credit losses represented 1.24 percent of the unpaid balance of Receivables and Leases financed at April 30, 1998, 1.36 percent at October 31, 1997, and 1.43 percent at April 30, 1997. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to ensure that the allowance is maintained at an adequate level.

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

Total interest-bearing indebtedness amounted to $5.963 billion at April 30, 1998, compared with $5.470 billion at October 31, 1997 and $5.411 billion at April 30, 1997, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $3.998 billion at April 30, 1998, compared with $3.387 billion at October 31, 1997 and $3.461 billion at April 30, 1997. Total long-term indebtedness amounted to $1.965 billion, $2.083 billion and $1.950 billion at April 30 1998, October 31, 1997 and April 30, 1997, respectively. The ratio of total interest-bearing debt to stockholder's equity was
7.0 to 1, 6.7 to 1 and 7.0 to 1 at April 30, 1998, October 31,
1997 and April 30, 1997, respectively. During the first six months of 1998, the Capital Corporation issued $200 million of 5.85% Notes due in 2001, and retired $150 million of floating-rate notes due in 1998. The Capital Corporation also issued $581 million and retired $157.5 million of medium-term notes during the same period.

At April 30, 1998, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.015 billion of unsecured lines of credit with various banks in North America and overseas, $717 million of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement for $3.500 billion. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first six months of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $140 million in the first six months of 1998. Financing activities provided $467 million during the same period, resulting from a $492 million net increase in total borrowings, which was offset by $25 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $623 million in 1998, primarily due to Receivable and Lease acquisitions exceeding collections and sales of receivables by $668 million. Cash and cash equivalents decreased $16 million during the first six months of 1998.

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

The Capital Corporation paid a cash dividend to John Deere Credit Company of $12.5 million in each of the first two quarters of 1998. John Deere Credit Company paid comparable dividends to Deere & Company. On May 29, 1998, the Capital Corporation declared a cash dividend of $12.5 million to John Deere Credit Company, which, in turn, declared a cash dividend of $12.5 million to Deere & Company, each payable on June 9, 1998.


Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

See the information under "Management's Discussion and Analysis,"
Note 12 "Financial Instruments" and "Supplemental Information
(Unaudited)" in the Company's most recent annual report filed on Form 10-K. There has been no material change in this information.

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

           (b)    Reports on Form 8-K.

                  Current report on Form 8-K dated February 17,
                  1998 (items 5 and 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JOHN DEERE CAPITAL CORPORATION

Date: June 8, 1998         By:  /s/ N. J. Jones
                                    --------------------------
                                    N. J. Jones
                                    Senior Vice President
                                   (Principal Financial Officer)

                      INDEX TO EXHIBITS



Exhibit
-------

(4.1) Amended and restated credit agreements among Deere & Company, the registrant, various financial institutions and The Chase Manhattan
      Bank, Bank of America National Trust and Savings
      Association, Deutsche Bank AG New York Branch,
      The Toronto-Dominion Bank, Morgan Guaranty Trust
      Company of New York, Nationsbank, N.A. and The
      First National Bank of Chicago as Managing Agents, dated as of February 24, 1998 (Exhibit 4.1 to
      Form 10-Q of Deere & Company for the quarter ended
      April 30, 1998, Securities and Exchange Commission file number 1-4121*).

(4.2) Third Amending Agreements to Loan Agreements among John Deere Limited, John Deere Credit Inc., various financial institutions and The Toronto-
      Dominion Bank as agent, dated as of
      February 24, 1998 (Exhibit 4.2 to Form 10-Q of
      Deere & Company for the quarter ended April 30,
      1998, Securities and Exchange Commission file number 1-4121*).

(12)  Computation of ratio of earnings to fixed charges

(27)  Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 1998 (Securities and
      Exchange Commission file number 1-4121*).










------------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.