Form 10-Q
period 1998-07-31
DEERE JOHN CAPITAL CORP
filed 1998-09-03
CIK 27673

===============================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1998

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

    At July 31, 1998, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.
===============================================================
                     Page 1 of 16 Pages
                Index to Exhibits:  Page 14

             PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

         John Deere Capital Corporation and Subsidiaries
     Statements of Consolidated Income and Retained Earnings
                         (Unaudited)
                         (in millions)

                                  Three Months    Nine Months
                                     Ended           Ended
                                    July 31,         July 31,
                                ------------------------------
                                 1998    1997    1998    1997
Revenues                        ------  ------  ------  ------
  Finance income earned
    on retail notes             $112.1  $111.1  $323.7  $306.7
  Revolving charge account
    income                        30.4    26.6    80.3    71.2
  Lease revenues                  51.1    32.4   135.6    82.8
  Finance income earned on
    wholesale notes               15.8    12.3    44.1    36.0
  Net gain on retail notes sold    4.3     7.4    16.9     9.2
  Interest income from
    short-term investments         1.9     2.6     6.9     7.6
  Securitization and servicing
    fee income                     6.4     5.9    20.8    23.5
  Other income                     4.4     2.0     9.8     5.9
--------------------------------------------------------------
      Total revenues             226.4   200.3   638.1   542.9
--------------------------------------------------------------
Expenses
  Interest expense:               95.3    86.6   274.7   236.7

  Operating expenses:
    Administrative and
      operating expenses          29.1    25.9    84.1    74.6
    Provision for credit losses    7.9     8.8    32.4    25.0
    Fees paid to Deere & Company   2.4     1.9     8.3     6.3
    Depreciation of equipment on
        operating leases          30.3    18.8    79.1    50.6
--------------------------------------------------------------
      Total operating expenses    69.7    55.4   203.9   156.5
--------------------------------------------------------------
      Total expenses             165.0   142.0   478.6   393.2
--------------------------------------------------------------
Income of consolidated group
  before income taxes             61.4    58.3   159.5   149.7
Provision for income taxes        21.6    20.3    56.2    52.1
--------------------------------------------------------------
Income of consolidated group      39.8    38.0   103.3    97.6
Equity in income (loss) of
  unconsolidated affiliate          .1     (.2)     .1    (1.1)
--------------------------------------------------------------
Net income                      $ 39.9  $ 37.8  $103.4  $ 96.5
Cash dividends declared          (12.5)  (20.0)  (37.5)  (60.0)
Retained earnings at beginning
  of period                      743.7   663.1   705.2   644.4
---------------------------------------------------------------
Retained earnings at end
  of period                     $771.1  $680.9  $771.1  $680.9
===============================================================

          See Notes to Interim Financial Statements.

       John Deere Capital Corporation and Subsidiaries
               Consolidated Balance Sheets
                     (Unaudited)
                (dollars in millions)

                               July 31,   October 31,  July 31,
                                 1998        1997        1997
Assets                         --------    --------    --------
  Cash and cash equivalents    $  175.9    $  204.4    $  187.0
  Receivables and leases:
    Retail notes                4,521.7     4,349.4     4,499.0
    Wholesale notes               725.8       593.4       522.7
    Revolving charge accounts     730.6       618.5       613.2
    Financing leases              234.2       214.6       208.2
---------------------------------------------------------------
      Total receivables         6,212.3     5,775.9     5,843.1
    Equipment on operating
      leases -- net               826.2       527.2       459.8
---------------------------------------------------------------
      Total receivables
        and leases              7,038.5     6,303.1     6,302.9
    Allowance for credit losses   (86.1)      (85.9)      (89.3)
---------------------------------------------------------------
      Total receivables
        and leases -- net       6,952.4     6,217.2     6,213.6
---------------------------------------------------------------
    Other receivables             152.7       157.9       144.4
    Investment in
      unconsolidated affiliates    18.9        12.8         8.4
    Other assets                   70.8        66.8        72.1
---------------------------------------------------------------
Total Assets                   $7,370.7    $6,659.1    $6,625.5
===============================================================
Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper           $1,968.2    $1,991.9    $2,382.8
    Deere & Company               290.6       349.9       123.6
    Current maturities of
      long-term borrowings      1,997.5     1,042.5       618.8
    Other notes payable             7.5         2.4         1.8
---------------------------------------------------------------
      Total short-term
        borrowings              4,263.8     3,386.7     3,127.0
---------------------------------------------------------------
  Accounts payable and accrued
      liabilities:
    Accrued interest on
      senior debt                  65.8        39.2        51.4
    Other payables                216.4       188.3       165.8
---------------------------------------------------------------
      Total accounts payable
        and accrued liabilities   282.2       227.5       217.2
---------------------------------------------------------------
  Deposits withheld from
    dealers and merchants         151.0       144.2       134.0
---------------------------------------------------------------
  Long-term borrowings:
    Senior debt                 1,640.3     1,782.9     2,203.7
    Subordinated debt             150.0       300.0       150.0
---------------------------------------------------------------
      Total long-term
        borrowings              1,790.3     2,082.9     2,353.7
---------------------------------------------------------------
      Total liabilities         6,487.3     5,841.3     5,831.9
---------------------------------------------------------------
  Stockholder's equity
    Common stock, without par value
      (issued and outstanding --
      2,500 shares owned by John
      Deere Credit Company)       112.8       112.8       112.8
    Retained earnings             771.1       705.2       680.9
    Cumulative translation
        adjustment                  (.5)        (.2)        (.1)
---------------------------------------------------------------
      Total stockholder's
        equity                    883.4       817.8       793.6
---------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity         $7,370.7    $6,659.1    $6,625.5
===============================================================

           See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Cash Flows
                        (Unaudited)
                      (in millions)

                                     Nine Months Ended July 31
                                     -------------------------
                                         1998           1997
                                     -------------------------
Cash Flows from Operating Activities:
  Net income                          $   103.4      $    96.5
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Provision for credit losses              32.4           25.0
  Provision for depreciation               81.3           50.5
  Equity in loss (income) of
    unconsolidated affiliates               (.1)           1.1
  Other                                    40.2           24.4
--------------------------------------------------------------
    Net cash provided by
      operating activities                257.2          197.5
--------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and
    leases acquired                    (5,591.4)      (4,734.4)
  Collections of receivables            3,909.8        3,562.9
  Proceeds from sales of receivables      804.9          433.0
  Other                                    41.3           26.7
--------------------------------------------------------------
    Net cash used for investing
      activities                         (835.4)        (711.8)
--------------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper              (23.7)         692.9
  Change in receivable/payable
    with Deere & Company                  (57.7)        (411.9)
  Increase in other notes payable           5.1            1.8
  Proceeds from issuance of
    long-term borrowings                  996.0          885.0
  Principal payments on
    long-term borrowings                 (332.5)        (577.5)
  Dividends paid                          (37.5)         (60.0)
--------------------------------------------------------------
    Net cash provided by
      financing activities                549.7          530.3
--------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                        (28.5)          16.0
Cash and cash equivalents
  at the beginning of period              204.4          171.0
--------------------------------------------------------------
Cash and cash equivalents
  at the end of period                $   175.9      $   187.0
==============================================================

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

(3) The Company's ratio of earnings to fixed charges was 1.63 to 1 for the third quarter of 1998 compared with 1.66 to 1 for the third quarter of 1997. The consolidated ratio of earnings to fixed charges was 1.57 to 1 for the first nine months of 1998 and 1.63 to 1 for the first nine months of 1997. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) Beginning in September 1997, certain notes from dealers for the financing of "purchase-for-rental" equipment were considered wholesale notes. Prior to that time, such notes were considered retail notes. During the first nine months of 1998, $142 million of these wholesale notes were acquired. Prior period volumes and ending balances have not been adjusted to reflect this change in policy.

(5)  In June 1998, the FASB issued Statement No. 133,
Accounting for Derivative Instruments and Hedging Activities, which the Company will adopt in fiscal year 2000. This
Statement is not expected to have a material effect on the Company's financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Results of Operations

Net income was $39.9 million in the third quarter of 1998 and $103.4 million for the first nine months of 1998 compared with $37.8 million and $96.5 million for the same periods last year. Third quarter and year-to-date earnings reflect higher income from an 11 percent increase in the average balance of Receivables and Leases financed during the first nine months. These results were partially offset by higher operating expenses and narrower financing spreads. In addition, the year-to-date earnings benefited from higher gains on the sales of retail notes.

Revenues totaled $226.4 million and $638.1 million for the third quarter and for the first nine months of 1998, respectively, compared to $200.3 million and $542.9 million for the same periods a year ago. Revenues increased due to continued growth in operating leases, retail notes on John Deere equipment, wholesale notes and revolving charge accounts. Lease revenues increased $52.8 million to $135.6 million in the first nine months of 1998, from $82.8 million in the first nine months of 1997, largely due to increased leasing volumes as a result of a number of leasing incentives related to John Deere agricultural and construction equipment. Finance income earned on retail notes increased $17.0 million to $323.7 million for the first nine months of 1998 compared to $306.7 million for the same period in 1997. This increase was primarily due to a larger average retail installment portfolio financed. Finance income earned on wholesale notes increased $8.1 million to $44.1 million for the first nine months of 1998 from $36.0 million earned in the first nine months of 1997. The higher finance income earned on wholesale notes was primarily a result of increased activity for John Deere agricultural, construction, and lawn and grounds care equipment owned by dealers as well as a larger yacht wholesale portfolio (see note 4 to the interim financial statements for additional information.). Revolving charge accounts continued to benefit from strong demand for financing in the agricultural market.

Gains on the sales of retail notes totaled $4.3 million and $16.9 million for the third quarter and for the first nine months of 1998, respectively, compared to $7.4 million and $9.2 million for the same periods a year ago. Additional sales of retail notes are expected to be made in the future.

Total interest expense for the third quarter increased from $86.6 million in 1997 to $95.3 million in 1998. Interest expense increased from $236.7 million for the first nine months of 1997 to $274.7 million for the first nine months of 1998. These increases in interest expense were primarily the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Total average borrowings during the first nine months of 1998 were $5.836 billion, compared to $5.310 billion in the first nine months of 1997. The weighted average interest rate on total borrowings for the nine months ended July 31, 1998 and 1997 were 6.13 percent and
6.03 percent, respectively.

Administrative and operating expenses were $29.1 million in the third quarter of 1998 and $84.1 million for the first nine months of 1998, compared with $25.9 million and $74.6 million for the same periods in 1997. These increases were the result of higher employment costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $30.3 million in the third quarter of 1998 and $79.1 million for the first nine months of 1998, compared to $18.8 million and $50.6 million for the same periods in 1997, as a result of the increase in operating leases financed.

During the third quarter and the first nine months of 1998, the provision for credit losses totaled $7.9 million and $32.4 million, respectively, compared with $8.8 million and $25.0 million in the same periods last year. The increase in the year-to-date provision for credit losses was primarily the result of increases in agricultural and construction retail note and lease write-offs in 1998 and an increase in the average portfolio of Receivables and Leases financed. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .45 percent for the third quarter of 1998 and .64 percent for the first nine months of 1998, compared with .55 percent and .56 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows
(dollars in millions):

                            Three Months
                           Ended July 31,
                          ----------------
                           1998      1997     $ Chng     % Chng
                          -------------------------------------
Retail note volumes:
  Agricultural equipment  $  565    $  459    $  106        23%
  Construction equipment     123        92        31        34
  Lawn and grounds care
    equipment                 71        53        18        34
  Recreational products      106        60        46        77
                          ---------------------------
    Total retail note
      volumes                865       664       201        30
Wholesale notes              403       279       124        44
Revolving charge accounts    535       463        72        16
Financing leases              43        32        11        34
Equipment on operating
  leases                     155        93        62        67
                          ---------------------------
    Total Receivable and
      Lease volumes       $2,001    $1,531    $  470        31
                          ===========================


                            Nine months
                           Ended July 31,
                          ----------------
                           1998      1997     $ Chng     % Chng
                          -------------------------------------
Retail note volumes:
  Agricultural equipment  $2,010    $1,909    $  101         5%
  Construction equipment     329       277        52        19
  Lawn and grounds care
    equipment                138       111        27        24
  Recreational products      271       270         1         0
                          ---------------------------
    Total retail note
      volumes              2,748     2,567       181         7
Wholesale notes            1,077       791       286        36
Revolving charge accounts  1,232     1,018       214        21
Financing leases              95        85        10        12
Equipment on operating
  leases                     439       274       165        60
                          ---------------------------
    Total Receivable and
      Lease volumes      $ 5,591   $ 4,735    $  856        18
                         ============================


Total Receivables and Leases held were as follows (in millions):

                         July 31,  October 31,  July 31,
                           1998       1997        1997
                         -------------------------------
Retail notes held:
  Agricultural equipment $ 2,800    $ 2,556     $ 2,736
  Construction equipment     682        660         637
  Lawn and grounds care
    equipment                256        216         207
  Recreational products      783        917         919
                         ------------------------------
    Total retail notes
      held                 4,521      4,349       4,499
Wholesale notes              726        593         523
Revolving charge accounts    731        619         613
Financing leases             234        215         208
Equipment on operating
  leases                     826        527         460
                         ------------------------------
    Total Receivables and
      Leases held        $ 7,038    $ 6,303     $ 6,303
                         ==============================

For the third quarter and first nine months of 1998, agricultural retail note volumes increased 23 percent and 5 percent, respectively, compared to last year. Construction and lawn and grounds care retail notes increased in both periods of 1998 over 1997. Recreational product retail note volumes increased 77 percent in the third quarter of 1998, yet remained approximately the same year-to-date. The increase in the third quarter was due to a higher level of recreational vehicle retail note volume.

Revolving charge account volumes increased in the third quarter and first nine months of 1998 compared to 1997, primarily due to increases in agricultural operating loans and Farm Plan. Wholesale note volumes also increased due to higher volumes of agricultural dealer purchase-for-rental notes and construction and recreational vehicle floor planning notes. Operating lease volumes continued to increase significantly over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

Receivables and Leases administered by the Company, which include retail notes previously sold, were as follows (in millions):

                               July 31,  October 31,  July 31,
                                 1998       1997        1997
                               -------------------------------
Receivables and Leases
  administered:

  Receivables and Leases
     owned by the Company      $ 7,038    $ 6,303     $ 6,303
  Retail notes sold and
     securitized (with
     recourse)*                  1,246      1,314       1,040
  Retail notes sold
     (without recourse)            183        ---         ---
                               -------------------------------
    Total Receivables and
      Leases administered      $ 8,467    $ 7,617     $ 7,343
                               ===============================

* The Company's estimated maximum exposure under all retail note recourse provisions at July 31, 1998 was $166 million.


Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                        July 31,     October 31,    July 31,
                         1998           1997          1997
                      -----------------------------------------
                      Dollars   %    Dollars  %    Dollars  %
                      -----------------------------------------
Retail notes:
  Agricultural
    equipment         $ 8.6    .31%  $ 6.8   .27%  $ 7.2   .26%
  Construction
    equipment           2.0    .29     2.0   .31     2.4   .38
  Lawn and grounds
    care equipment       .7    .29      .6   .28      .7   .33
  Recreational
    products             .2    .02      .3   .03      .1   .01
                      -----          -----         -----
    Total retail
      notes            11.5    .25     9.7   .22    10.4   .23
Wholesale notes         1.3    .18     2.0   .33     1.2   .23
Revolving charge
  accounts              7.2    .98     8.3  1.34     9.4  1.54
Leases                  3.4    .32     2.0   .27     2.3   .35
                      -----          -----         -----
    Total Receivables
      and Leases      $23.4    .33   $22.0   .35   $23.3   .37
                      =====          =====         =====

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $46.1 million, $44.4 million and $54.3 million at July 31, 1998, October 31, 1997 and July 31, 1997, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.02 percent, 1.02 percent and 1.21 percent at July 31, 1998, October 31, 1997 and July 31, 1997,
respectively.

During the third quarter and the first nine months of 1998, write-offs (net of recoveries) of Receivables and Leases totaled $4.5 million and $23.3 million, respectively, compared with $6.2 million and $20.6 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .26 percent for the third quarter of 1998 and .46 percent for the first nine months of 1998, compared with .39 percent and .46 percent, respectively, during the same periods last year. Write-offs relating to retail notes increased 14 percent, or $1.4 million, in the first nine months of 1998, when compared with the first nine months of 1997, primarily due to increased write-offs of agricultural and construction equipment retail notes. Lease write-offs for the first nine months of 1998 increased 138 percent, or $1.4 million when compared to the first nine months of 1997. These increases were primarily due to the significant increases in the lease portfolios financed. Annualized lease write-offs, as a percentage of the total average lease portfolio outstanding, were .38 percent for the first nine months of 1998, compared to .25 percent during the same period last year. Revolving charge and wholesale account write-offs in 1998 remained relatively stable when compared to last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $151.0 million at July 31, 1998, compared with $144.2 million at October 31, 1997 and $134.0 million at July 31, 1997. The Company's allowance for credit losses on all Receivables and Leases financed totaled $86.1 million at July 31, 1998, $85.9 million at October 31, 1997 and $89.3 million at July 31, 1997. Allowance for credit losses represented 1.22 percent of the balance of Receivables and Leases financed at July 31, 1998, 1.36 percent at October 31, 1997, and 1.42 percent at July 31, 1997. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing reevaluation of loss experience and related adjustments to ensure that the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at July 31, 1998 is sufficient to provide adequate protection against losses.

Year 2000

The Company's Year 2000 Program addresses major assessment areas that include information systems, mainframe computers, personal computers, the distributed network, facilities, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

The Company's objective is to become Year 2000 compliant with its mission critical activities and systems, including a contingency plan, by early 1999, allowing substantial time for further testing, verification and the final conversion of less important systems. The Company continues to be on schedule in its plans to accomplish this objective and has initiated infrastructure and information systems modifications to ensure that both hardware and software systems are compliant. The Company also is requesting assurances from its significant suppliers and dealers that they are addressing this issue to ensure there will be no major disruptions.

The total cost of the modifications and upgrades to date has not been material. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, including governmental entities, based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations. However, the Company is developing contingency plans, which should be complete by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

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

Total interest-bearing indebtedness amounted to $6.054 billion at July 31, 1998, compared with $5.470 billion at October 31, 1997 and $5.481 billion at July 31, 1997, generally corresponding with the level of Receivables and Leases financed. Total short-term indebtedness amounted to $4.624 billion at July 31, 1998, compared with $3.387 billion at October 31, 1997 and $3.127 billion at July 31, 1997. Total long-term indebtedness amounted to $1.790 billion, $2.083 billion and $2.354 billion at July 31, 1998, October 31, 1997 and July 31, 1997, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.9 to 1, 6.7 to 1 and
6.9 to 1 at July 31, 1998, October 31, 1997 and July 31, 1997,
respectively. During the first nine months of 1998, the Capital Corporation issued $200 million of 5.85% notes due in 2001, and retired $150 million of floating rate notes due in 1998. Additionally, the Capital Corporation issued $796 million and retired $183 million of medium-term notes during the first nine months of 1998.

At July 31, 1998, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.028 billion of unsecured lines of credit with various banks in North America and overseas, $728 million of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion expiring on February 24, 2003. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Company's business is somewhat seasonal, with overall acquisitions of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first half of the fiscal year.

During the first nine months of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $257 million in the first nine months of 1998. Financing activities provided $550 million during the same period, resulting from a $588 million net increase in total borrowings, which was partially offset by $38 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $835 million in the first nine months of 1998, primarily due to Receivable and Lease acquisitions exceeding collections by $1.682 billion, partially offset by the $805 million in proceeds from the sale of receivables. Cash and cash equivalents decreased $29 million during the first nine months of 1998.

During the first nine months of 1997, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $198 million in the first nine months of 1997. Financing activities provided $530 million during the same period, resulting from a $590 million net increase in total borrowings, which was partially offset by $60 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $712 million in 1997, primarily due to Receivable and Lease acquisitions exceeding collections by $1.172 billion, partially offset by the $433 million in proceeds from the sale of receivables. Cash and cash equivalents increased $16 million during the first nine months of 1997.

The Capital Corporation paid a cash dividend to John Deere Credit Company of $12.5 million in each of the first three quarters of 1998. John Deere Credit Company paid comparable dividends to Deere & Company. On August 28, 1998, the Capital Corporation declared a cash dividend of $12.5 million to John Deere Credit Company, which in turn declared a cash dividend of $12.5 million to Deere & Company, each payable on September 8, 1998.

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

Item 2.  Changes in Securities and Use of Proceeds.

On July 17, 1998, the Company announced that it would redeem on August 17, 1998 (the "Redemption Date") all of its outstanding 6.74% Medium-Term Notes, Series C due August 15, 2000 (the "Notes") at a redemption price equal to the principal amount of the Notes. Payment will be made upon presentation and surrender of the Notes: if by hand, at The Chase Manhattan Bank, Corporate Trust-Securities Window, 55 Water Street, Room 234, North Building, New York, New York 10041, or if by mail, to The Chase Manhattan Bank, c/o Texas Commerce Bank, Corporate Trust Services, P. O. Box 219052, Dallas, Texas 75221-9052.

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

(b)  Reports on Form 8-K.

     Current reports on Form 8-K dated May 19, 1998 (items 5 and 7) and July 17, 1998 (Item 5).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            JOHN DEERE CAPITAL CORPORATION


Date: September 2, 1998


                            By:  /s/ Nathan J. Jones
                                 --------------------------
                                 Nathan J. Jones
                                 Senior Vice President
                                 (Principal Financial Officer)

                        INDEX TO EXHIBITS



Exhibit
-------

(12)  Computation of ratio of earnings to fixed charges

(27)  Financial data schedule

(99)  Part I of Deere & Company Form 10-Q for the quarter ended
      July 31, 1998 (Securities and Exchange Commission file number 1-4121*).










------------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.