Form 10-K
period 1998-10-31
DEERE JOHN CAPITAL CORP
filed 1999-01-26
CIK 27673

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            -----------------------
                                   FORM 10-K
                            -----------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

 1 EAST FIRST STREET, SUITE 600
          RENO, NEVADA                      89501            (702) 786-5527
(Address of principal executive offices)  (Zip Code)       (Telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
8-5/8% Subordinated Debentures Due 2019           New York Stock Exchange


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

At January 1, 1999, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS.

THE COMPANY

         John Deere Capital Corporation (Capital Corporation) and its subsidiaries: Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V. (Mexico), and John Deere Credit Limited (Australia), are collectively called the Company. John Deere Credit Limited (United Kingdom), a joint venture, and John Deere Credit - Germany, a partnership, offer equipment financing products within the United Kingdom and Germany, and are considered unconsolidated affiliates of the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

         The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction, and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction, and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or leading farm input providers in the agricultural, construction, lawn and grounds care, and yacht markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases, and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

         The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 1999, the Company had 1,151 full-time and part-time employees.

BUSINESS OF JOHN DEERE

         John Deere's operations are categorized into six business segments:

         John Deere's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full line of farm equipment -- including tractors; combine, cotton, and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

         John Deere's worldwide CONSTRUCTION EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

         John Deere's worldwide COMMERCIAL AND CONSUMER EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

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

         The INSURANCE segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers; and disability insurance for employees of John Deere.

         The HEALTH CARE segment provides health management programs and related administrative services in the United States to employees of John Deere and commercial clients.

         John Deere achieved record worldwide net income in 1998, totaling $1,021 million, or $4.20 per share ($4.16 diluted), compared with last year's income of $960 million, or $3.78 per share ($3.74 diluted). The Equipment Operations and Financial Services operations both contributed to the higher level of earnings.

         John Deere's worldwide net sales and revenues increased 8 percent to a record $13,822 million in 1998, compared with $12,791 million in 1997. Net sales of John Deere's equipment operations increased 8 percent in 1998 to $11,926 million from $11,082 million last year. Export sales from the United States totaled $1,970 million for 1998, compared with $2,013 million last year. Overseas sales, which were affected by weaker economic conditions and adverse currency fluctuations, were slightly lower in 1998. Overall, John Deere's worldwide physical volume of sales increased 8 percent for the year.

OUTLOOK FOR JOHN DEERE

         Grain and oilseed prices declined significantly during the fourth quarter on prospects for record or near-record crop production and the effects of weakening demand from Asia. Pork prices moved substantially lower as well. As a result, United States farm income is expected to continue to decline in 1999, despite a recently enacted emergency government aid package. At the same time, farm income declines are expected in other parts of the world, and unsettled financial conditions should continue to have an unfavorable impact on credit availability in emerging markets. Accordingly, retail demand for agricultural equipment in 1999 is now projected to decline by 20 percent in North America, by 10 percent in Europe and by 15 percent in Latin America and Australia. John Deere's financial results for the first quarter will be significantly affected by the reduced production schedules for large tractors and combines associated with this lower level of demand.

         North American construction equipment industry sales and housing starts are expected to decline slightly next year, but remain at favorable levels. In addition, John Deere is implementing an initiative aimed at better matching production schedules to customer orders, leading to lower field inventories and improved product availability. Initial stages of implementation will result in lower shipments to dealers.

         Sales of commercial and consumer equipment should continue to increase in 1999 following strong gains in 1998. New product introductions are expected to expand John Deere's position in many growing markets served by this division.

         Credit operations are expected to improve in 1999 because of a larger portfolio, primarily due to recent growth in leasing. Insurance and health care operations also are well positioned for improved results. At the same time, John Deere's Financial Services subsidiaries are expected to see continued margin pressure, resulting from their highly competitive markets.

         Based on these conditions, John Deere's worldwide physical volume of sales is currently projected to decline by approximately 13 to 15 percent in 1999, compared to 1998. In this environment, the previously stated goal of reporting flat earnings per share in 1999 is not achievable. Physical volume in the first quarter of 1999 is projected to be 23 to 25 percent below the comparable level of the first quarter of 1998.

         The present economic situation is challenging John Deere to balance its response to current conditions with its ongoing need for investment in the future. In this regard, John Deere has reduced capital spending and is aggressively managing costs and assets, while pursuing further efficiency gains through various quality and supply management initiatives. At the same time, John Deere fully intends to maintain its commitment to the key projects that underlie its plan for global growth and long-term market share improvement.

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

         The Company's acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative and other factors that influence demand for its products. All of the Company's businesses are affected by changes in interest rates, demand for credit and competition.

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

         The terms and the basis on which the Company acquires retail and certain wholesale notes from John Deere are governed by agreements with John Deere, terminable by either John Deere or the Company on 30 days notice. As provided in these agreements, the Company sets its terms and conditions for purchasing the notes from John Deere. Under these agreements, John Deere is not obligated to sell notes to the Company, and the Company is obligated to purchase notes from John Deere only if the notes comply with the terms and conditions set by the Company.

         The basis on which John Deere acquires retail and certain wholesale notes from the dealers is governed by agreements with the independent John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to send these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and certain wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company for purchase of these notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

         The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

         Deere & Company has an agreement with the Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1998 and 1997, the Company's ratios were 1.63 to 1 and 1.64 to 1, respectively, and never less than 1.05 to 1 for any fiscal quarter. Deere & Company also has committed to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

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

         The Company offers secured financing of recreational products and yachts. The Company also offers Farm Plan-TM- revolving charge accounts, which are used primarily by agri-businesses to finance purchases that would otherwise be carried by the merchant as accounts receivable, PowerPlan-R-revolving charge accounts, which are used by commercial customers to finance the purchase of parts and service work performed at John Deere construction dealers, as well as John Deere Credit Revolving Plan revolving charge accounts, which are used primarily by retail customers to finance purchases of certain commercial and residential lawn and grounds care equipment.

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

         The Company also provides retail sales financing through dealers of certain unrelated manufacturers of recreational vehicles and yachts. Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the acquisition volumes, margins and collectibility of recreational product retail notes are affected by economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, that are different from those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 630 recreational vehicle and yacht dealers.

         Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in note 2 to the consolidated financial statements.

         The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of lawn and grounds care equipment. Through its Farm Plan product, the Company finances revolving charge accounts offered by approximately 5,600 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The Company also works with several leading farm input providers to offer production loans for materials such as seeds and fertilizer. The amount loaned is secured by the year's expected production crops or livestock. The PowerPlan revolving charge account is used by commercial customers to finance the purchase of parts and service work performed at John Deere construction dealers. Preferred Resource-R-, an unsecured lending product marketed primarily to executives and professionals, offers customers convenience and security by providing a substantial, readily available source of funding for a variety of personal expenses. The YachtLine-TM- product is a revolving credit account that allows retail customers to access the equity in their vessels and thereby better manage their investments. See note 2 to the consolidated financial statements under "Revolving Charge Accounts Receivable."

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

         In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. Acceptability and servicing of retail notes, wholesale notes and leases, according to the finance plans and retail terms, including any waiver of conformity with such plans and terms, is determined by Company personnel. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting retail notes, wholesale notes, revolving charge accounts and leases. The Company normally makes all routine collections, compromises, settlements and repossessions on Receivables and Leases.

FINANCE RATES ON RETAIL NOTES

         As of October 31, 1998 and 1997, approximately 45 percent and 50 percent of the retail notes held by the Company bore a variable finance rate, respectively. With the exception of agricultural and certain yacht retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See note 2 to the financial statements for additional information.

AVERAGE ORIGINAL TERM AND AVERAGE ACTUAL LIFE OF RETAIL NOTES AND LEASES

         Due to prepayments (often from trade-ins and refinancings), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

                                                   AVERAGE ORIGINAL TERM      AVERAGE ACTUAL LIFE
                                                   ---------------------      -------------------
                                                     1998         1997         1998         1997
                                                   --------     --------      ------      -------
Retail notes                                          54           66           25           25
-------------------------------------------------------------------------------------------------

  New equipment:

    Agricultural equipment                            56           56           23           25
-------------------------------------------------------------------------------------------------
    Construction equipment                            46           44           30           18
-------------------------------------------------------------------------------------------------
    Lawn and grounds care equipment                   47           43           26           29
-------------------------------------------------------------------------------------------------
    Recreational products (excluding yachts)         178          174           49           47
-------------------------------------------------------------------------------------------------
    Yachts                                           212          217           35           32
-------------------------------------------------------------------------------------------------

  Used equipment:

    Agricultural equipment                            55           57           23           25
-------------------------------------------------------------------------------------------------
    Construction equipment                            43           41           26           23
-------------------------------------------------------------------------------------------------
    Lawn and grounds care equipment                   53           50           29           31
-------------------------------------------------------------------------------------------------
    Recreational products (excluding yachts)         162          157           34           33
-------------------------------------------------------------------------------------------------
    Yachts                                           219          212           37           33
-------------------------------------------------------------------------------------------------
Leases                                                44           45           31           38
-------------------------------------------------------------------------------------------------

The average original term for recreational products and yachts is longer than for other equipment notes because of customer preferences and industry convention.

COMPETITION

         The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, construction equipment, and commercial and consumer equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 1998.

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

REGULATION

         In a number of states, state law limits the maximum finance rate on receivables. The present state limitations have not, thus far, significantly limited the Company's variable-rate finance charges or the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate, and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

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

         Retail sales financing outside the United States is affected by a diversity of customs and regulations.

ITEM 2.  PROPERTIES.

         The Company's properties principally consist of office equipment, an owned office building in Madison, Wisconsin, and leased office space in Reno, Nevada; West Des Moines, Iowa; Alameda, California; Newport Beach, California; Shelton, Connecticut; Annapolis, Maryland; Ft. Lauderdale, Florida; Manasquan, New Jersey; Bloomington, Illinois; Brisbane, Australia; and Monterrey, Mexico.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $50 million in 1998 and $75 million in 1997. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1999, the Capital Corporation declared and paid a dividend of $5 million to John Deere Credit Company which, in turn, paid a dividend of $5 million to Deere & Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         Omitted pursuant to instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         1998 COMPARED WITH 1997

         Consolidated net income for the fiscal year ended October 31, 1998 was $151 million compared with $136 million in 1997. Results for 1998 reflect higher income from a larger average Receivable and Lease portfolio financed and higher gains from the sales of retail notes, partially offset by higher operating expenses and narrower financing spreads. The ratio of earnings to fixed charges was 1.63 to 1 for 1998 compared with 1.64 to 1 for 1997.

         Revenues totaled $887 million in 1998 compared to $754 million a year ago. Revenues increased primarily due to an 11 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $431 million in 1998 compared to $417 million in 1997. Lease revenues increased $74 million, to $192 million in 1998, from $118 million in 1997. Finance income earned on wholesale notes increased $12 million, to $61 million in 1998, from $49 million earned in 1997. Increases in finance income earned on wholesale notes were primarily the result of the continued growth in the financing for inventories of construction, yacht and recreational vehicles.

         Revenues earned on revolving charge accounts amounted to $113 million in 1998, a 10 percent increase over revenues of $103 million earned during 1997. The increase was primarily due to growth of agricultural production loans in 1998 compared with 1997.

         The net gain on retail notes sold totaled $39 million during 1998 compared with $19 million for 1997. Securitization and servicing fee income totaled $28 million in 1998 compared with $30 million during 1997. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and primarily included the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of retail notes are expected to be made in the future.

         Higher average borrowings in 1998 resulted in higher interest expense, which totaled $368 million in 1998 compared with $327 million in 1997. Average borrowings were $5.875 billion in 1998 compared with $5.380 billion in 1997, an increase of 9 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings during 1998 remained the same as 1997 at 6.1 percent.

         Administrative and operating expenses increased 9 percent from $107 million in 1997 to $117 million in 1998. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes.

         The provision for credit losses was $46 million in 1998 and $33 million in 1997. Total write-offs of Receivables and Leases financed were $32 million during 1998 compared with $30 million in 1997. The increase in write-offs from 1997 primarily related to a $3.8 million increase in equipment retail note write-offs and a $1.1 million increase in unsecured lending write-offs, partially offset by a $1.3 million decrease in revolving charge account write-offs and a $1.7 million decrease in recreational product retail note write-offs.

         RECEIVABLES AND LEASES ACQUIRED AND HELD

         Acquisition volumes of Receivables and Leases by the Company during 1998 totaled $7.349 billion, an increase of 14 percent compared with volumes of $6.462 billion during 1997. The higher volumes in 1998 resulted mainly from increased volumes of leases, wholesale receivables, revolving charge accounts, and John Deere equipment retail notes. Receivables and Leases held by the Company at October 31, 1998 totaled $6.528 billion compared with $6.303 billion at October 31, 1997. For the 1998 and 1997 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                  FISCAL YEAR VOLUMES                        BALANCE AT OCTOBER 31,
                                         --------------------------------------    ----------------------------------------
                                            1998            1997      % CHANGE        1998              1997       % CHANGE
                                         ----------      ----------   --------     ----------       ----------     --------
Retail notes:

  Agricultural equipment                 $  2,482.0      $  2,455.2        1%      $  2,284.8       $  2,556.2        (11%)
  Construction equipment                      461.8           412.4       12            703.5            660.5          7
  Lawn and grounds care equipment             188.8           153.9       23            269.7            215.6         25
  Recreational products                       354.4           340.9        4            581.4            917.1        (37)
                                         ----------      ----------                ----------       ----------

        Total                               3,487.0         3,362.4        4          3,839.4          4,349.4        (12)
Revolving charge accounts                   1,685.9         1,450.4       16            751.1            618.5         21
Wholesale notes                             1,483.1         1,158.5       28            803.9            593.4         35
Financing leases                              136.4           121.9       12            241.8            214.6         13
Equipment on operating leases                 556.6           368.4       51            891.5            527.2         69
                                         ----------      ----------                ----------       ----------
        Total                            $  7,349.0      $  6,461.6       14       $  6,527.7       $  6,303.1          4
                                         ----------      ----------                ----------       ----------
                                         ----------      ----------                ----------       ----------

         Retail note volumes increased by approximately $125 million in 1998 compared with 1997, primarily due to an increase in the volumes of lawn and grounds care equipment and construction equipment retail notes. Revolving charge accounts, leases and wholesale note volumes increased significantly in 1998, due to the higher demand for these products.

         Retail notes receivable decreased primarily due to the Company selling retail notes, receiving proceeds of $1.738 billion during 1998 compared to $837 million during 1997. This decrease was partially offset by retail note acquisition volumes exceeding collections during 1998. Additional information is presented in note 2 to the consolidated financial statements.

         Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

                                                                      October 31,       October 31,
                                                                         1998              1997
                                                                      -----------       -----------
Receivables and Leases administered:
  Receivables and Leases owned by the Company                          $ 6,527.7         $ 6,303.1
  Retail notes sold and securitized (with limited recourse)*             1,812.1           1,313.8
  Retail notes sold (without recourse)                                     376.4
                                                                       ---------         ---------
    Total Receivables and Leases administered                          $ 8,716.2         $ 7,616.9
                                                                       ---------         ---------
                                                                       ---------         ---------

         * The Company's maximum exposure under all retail note recourse provisions at October 31, 1998 and 1997 was $181 million and $168 million, respectively.

         Retail notes bearing variable finance rates totaled 45 percent of the total retail note portfolio at October 31, 1998, compared with 50 percent at October 31, 1997.

         Total Receivable and Lease amounts 60 days or more past due were $25 million at October 31, 1998, compared with $22 million at October 31, 1997. These past-due amounts represented .39 percent and .35 percent of the total Receivables and Leases held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $54 million at October 31, 1998 compared to $44 million at October 31, 1997. The balances of retail notes held on which any installment 60 days or more past due as a percentage of ending retail notes receivable was 1.42 percent at October 31, 1998 and 1.02 percent at October 31, 1997. While past due amounts, as a percentage of total Receivables and Leases held, increased in 1998, these amounts compare favorably with historical levels. See note 3 to the consolidated financial statements for additional information on past dues.

         Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $156 million at October 31, 1998, compared to $144 million at October 31, 1997. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1998 totaled $81 million and represented 1.2 percent of the total Receivables and Leases financed, compared with $86 million and
1.4 percent, respectively, one year earlier. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined in 1998 due to an ongoing evaluation of loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level.

         1997 COMPARED WITH 1996

         Consolidated net income for the fiscal year ended October 31, 1997 was $136 million compared with $134 million in 1996. Results for 1997 reflect higher income from a larger average Receivable and Lease portfolio financed and higher gains from the sales of retail notes, partially offset by lower securitization and servicing fee income, narrower financing spreads and higher expenditures associated with several growth initiatives. The ratio of earnings to fixed charges was 1.64 to 1 for 1997 compared with 1.75 to 1 in 1996.

         Revenues totaled $754 million in 1997 compared to $657 million in 1996. Revenues increased primarily due to a 19 percent increase in the average balance of Receivables and Leases financed, particularly related to growth in retail notes, operating leases and wholesale notes. Finance income earned on retail notes totaled $417 million in 1997 compared to $372 million in 1996. Lease revenues increased $50 million, to $118 million in 1997, from $68 million in 1996, largely due to low-rate leasing initiatives related to John Deere agricultural equipment. Finance income earned on wholesale notes increased $11 million to $49 million in 1997 from $38 million earned in 1996. Increases in finance income earned on wholesale notes were primarily the result of the growth in the financing for inventories of construction, yacht and manufactured housing.

         Revenues earned on revolving charge accounts amounted to $103 million in 1997, an 8 percent increase over revenues of $95 million earned during 1996. This increase was primarily due to a 9 percent increase in the average balance of Farm Plan receivables financed in 1997 compared with 1996.

         Securitization and servicing fee income totaled $30 million in 1997, compared with $46 million during 1996, a decrease of $16 million. The decrease in securitization and servicing fee income was partially the result of a 6 percent decrease in the average balance of retail notes previously sold. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests, adjustments related to those sales and reimbursed administrative expenses received. The net gain on retail notes sold totaled $19 million during 1997, compared with $14 million for 1996.

         Total interest expense increased $53 million from $274 million in 1996 to $327 million in 1997. The increase in interest expense was primarily the result of increased borrowings required to finance the higher average portfolio of Receivables and Leases. Average borrowings were $5.380 billion in 1997 compared with $4.498 billion in 1996, an increase of 20 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings increased to 6.1 percent in 1997 from 5.9 percent in 1996.

         Administrative and operating expenses increased 12 percent from $95 million in 1996 to $107 million in 1997. These increases were the result of higher employment costs associated with administering a larger Receivable and Lease portfolio and certain expenses related to the Company's growth initiatives. These growth initiatives included expansion of international retail financing, the introduction of golf and turf financing products, and efforts related to agricultural production financing. Operating expenses were also affected by higher depreciation of equipment on operating leases, which totaled $68 million in 1997 compared to $37 million in 1996, a result of the significant growth in operating leases financed.

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

         RECEIVABLES AND LEASES ACQUIRED AND HELD

         Acquisition volumes of Receivables and Leases by the Company during 1997 totaled $6.462 billion, an increase of 17 percent compared with volumes of $5.517 billion during 1996. The higher volumes resulted mainly from an increased volume of John Deere equipment retail notes, revolving charge accounts, wholesale notes and operating leases. Receivables and Leases held by the Company at October 31, 1997 and 1996, totaled $6.303 billion and $5.624 billion, respectively. For the 1997 and 1996 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                    FISCAL YEAR VOLUMES                       BALANCE AT OCTOBER 31
                                         ------------------------------------      -------------------------------------
                                             1997          1996      % CHANGE          1997           1996      % CHANGE
                                         ----------     ----------   --------      ----------      ----------   --------
Retail notes:
  Agricultural equipment                 $  2,455.2     $  2,154.5       14%       $  2,556.2      $  2,417.3       6%
  Construction equipment                      412.4          462.8      (11)            660.5           628.9       5
  Lawn and grounds care equipment             153.9          123.9       24             215.6           182.6      18
  Recreational products                       340.9          233.9       46             917.1           840.8       9
                                         ----------     ----------                 ----------      ----------
        Total                               3,362.4        2,975.1       13           4,349.4         4,069.6       7

Revolving charge accounts                   1,450.4        1,232.5       18             618.5           571.1       8
Wholesale notes                             1,158.5          982.3       18             593.4           524.5      13
Financing leases                              121.9          103.9       17             214.6           181.5      18
Equipment on operating leases                 368.4          222.8       65             527.2           276.8      90
                                         ----------     ----------                 ----------      ----------
        Total                            $  6,461.6     $  5,516.6       17        $  6,303.1      $  5,623.5      12
                                         ----------     ----------                 ----------      ----------
                                         ----------     ----------                 ----------      ----------

         John Deere equipment retail note volumes increased by $314 million in 1997 compared with 1996, primarily due to an increase in the volumes of agricultural equipment retail notes. Volumes of recreational product retail notes increased 46 percent in 1997 due to the Company's aggressive marketing programs initiated within the recreational vehicle markets and a $17 million purchase of yacht installment notes from an unrelated third party. Revolving charge accounts, wholesale note and lease volumes increased significantly in 1997 due to the higher demand for those products.

         The Company also securitized and sold retail notes, receiving proceeds of $837 million during 1997 compared to $814 million during 1996. Retail notes administered by the Company, which included retail notes previously sold, amounted to $5.663 billion at October 31, 1997, compared with $5.247 billion at October 31, 1996. The balance of retail notes previously sold was $1.314 billion at October 31, 1997 compared with $1.177 billion at October 31, 1996. The Company's maximum exposure under all retail note recourse provisions at October 31, 1997 and 1996 was $168 million and $186 million, respectively. See notes 1 and 2 to the consolidated financial statements.

         Retail notes bearing variable finance rates totaled 50 percent of the total retail note portfolio at October 31, 1997 compared with 43 percent at October 31, 1996. The Company manages interest rate risk through the issuance of fixed-rate and variable-rate borrowings and the use of financial instruments such as interest rate swaps and interest rate caps. See "Capital Resources and Liquidity" and note 12 to the consolidated financial statements.

         Total Receivable and Lease amounts 60 days or more past due were $22 million at October 31, 1997 compared with $19 million at October 31, 1996. These past-due amounts represented .35 percent of the total Receivables and Leases held on each of those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $44 million at October 31, 1997 compared to $47 million at October 31, 1996. The balances of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.02 percent at October 31, 1997 and 1.16 percent at October 31, 1996. See note 3 to the consolidated financial statements for additional information on past dues.

         Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $144 million at October 31, 1997 compared to $135 million at October 31, 1996. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1997 totaled $86 million and represented 1.4 percent of the total Receivables and Leases financed compared with $87 million and 1.6 percent, respectively, at October 31, 1996. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined in 1997 due to an ongoing evaluation of loss experience and related estimates to ensure that the allowance for credit losses is maintained at an adequate level.

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

         The aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $308 million in 1998. Financing activities provided $2 million during the same period, resulting from a $52 million net increase in total borrowings which was partially offset by dividend payments totaling $50 million to John Deere Credit Company. Net cash used for investing activities totaled $323 million in 1998, primarily due to Receivable and

Lease acquisitions exceeding collections by $2.137 billion, which was partially offset by the $1.738 billion of proceeds from the sale of receivables. Cash and cash equivalents decreased $13 million during 1998. See "Statements of Consolidated Cash Flows."

         Over the past three years, operating activities have provided $792 million in cash. In addition, the sale of receivables provided $3.388 billion and an increase in total net borrowings provided $1.268 billion. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $5.386 billion, and to pay $195 million in dividends.

         The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to hedge certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to hedge its interest rate exposure in amounts corresponding to a portion of its borrowings. The Company also has a foreign exchange swap related to a current maturity of a long-term borrowing. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See note 12 to the consolidated financial statements for further details.

         Total interest-bearing indebtedness amounted to $5.516 billion at October 31, 1998, compared with $5.470 billion at October 31, 1997, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.417 billion at October 31, 1998 compared with $3.387 billion at October 31, 1997. Total long-term indebtedness amounted to $2.099 billion at October 31, 1998 and $2.083 billion at October 31, 1997. The ratio of total interest-bearing debt to stockholder's equity was 6.0 to 1 and 6.7 to 1 at October 31, 1998 and 1997, respectively.

         The Company maintained unsecured lines of credit with various banks in North America and overseas. See note 4 to the consolidated financial statements.

         During 1998, the Capital Corporation issued $200 million of 5.35% notes and $200 million of 5.85% notes, both due in 2001, and retired $150 million of 9.625% notes due in 1998. In 1998, the Capital Corporation also issued $1.321 billion and retired $918 million of medium-term notes.

         The Capital Corporation paid cash dividends to John Deere Credit Company of $50 million in 1998 and $75 million in 1997. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 1999, the Capital Corporation declared and paid a dividend of $5 million to John Deere Credit Company which, in turn, paid a dividend of $5 million to Deere & Company.

YEAR 2000

         The Company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include information systems, mainframe computers, personal computers, the distributed network, facilities systems, the Company's products, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

         The Company is on schedule to become Year 2000 compliant with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Over 90 percent of the Company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The Company's goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal realistic. The Company has initiated information and infrastructure systems modifications to ensure that both information technology (IT) and non-IT systems are compliant.

         The Company is assessing the Year 2000 readiness of its critical suppliers and merchants. The Company is surveying its major suppliers and will be surveying the largest volume generating merchants; following up as appropriate with prioritization based on mission criticality. The Company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide a written warranty that their product is Year 2000 compliant and has been tested accordingly. In some instances, the Company is independently testing the software.

         The total cost of the modifications and upgrades to date has not been material and the future costs to become Year 2000 compliant are not expected to be material. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

         Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon the progress to date, the Company does not expect consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on the Company's financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third-party, such as an energy supplier, could result in lost revenues or profits. The Company is developing contingency plans, which should be complete by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

SAFE HARBOR STATEMENT

         Statements under the "Outlook for John Deere" and "Year 2000" headings and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the Deere & Company Form 10-K for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission and filed with this report as Exhibit 99.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See the information under "Management's Discussion and Analysis" on page 13, the "Financial Instruments" note on page 33, and the supplementary data under "Sensitivity Analysis" on page 35.

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

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated August 18, 1998 (Items 5 and 7).

                  Current Report on Form 8-K dated August 28, 1998 (Item 5).

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JOHN DEERE CAPITAL CORPORATION

                                       By: /s/ Hans W. Becherer
                                           --------------------------
                                               Hans W. Becherer
                                               Chairman


Date:   22 January 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                     Title                           Date
       ---------                     -----                           ----
/s/ Hans W. Becherer        Director, Chairman and        )
------------------------
    Hans W. Becherer        Principal Executive Officer   )
                                                          )
                                                          )
/s/ J. W. England           Director                      )     22 January 1999
------------------------
    J. W. England                                         )
                                                          )
                                                          )
/s/ Bernard L. Hardiek      Director                      )
------------------------
    Bernard L. Hardiek                                    )
                                                          )
                                                          )
/s/ James R. Heseman        Director                      )
------------------------
    James R. Heseman                                      )
                                                          )
                                                          )
/s/ James A. Israel         Director                      )
------------------------
    James A. Israel                                       )
                                                          )



       Signature                         Title                         Date
       ---------                         -----                         ----
/s/ N. J. Jones             Director, Senior Vice President )
------------------------
    N. J. Jones             and Principal Financial Officer )
                                                            )
                                                            )
/s/ F. F. Korndorf          Director                        )     22 January 1999
------------------------
    F. F. Korndorf                                          )
                                                            )
                                                            )
/s/ Robert W. Lane          Director                        )
------------------------
    Robert W. Lane                                          )
                                                            )
                                                            )
/s/ Pierre E. Leroy         Director                        )
------------------------
    Pierre E. Leroy                                         )
                                                            )
                                                            )
/s/ Michael P. Orr          Director                        )
------------------------
    Michael P. Orr                                          )
                                                            )
                                                            )
/s/ Jon D. Volkert          Director and President          )
------------------------
    Jon D. Volkert                                          )
                                                            )
                                                            )
/s/ Steven E. Warren        Director, Senior Vice President )
------------------------
    Steven E. Warren        and Principal Accounting Officer)
                                                            )

                         [DELOITTE & TOUCHE LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1998 and 1997 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Chicago, Illinois

November 24, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
FINANCIAL STATEMENTS:

    John Deere Capital Corporation and Subsidiaries:

    Statements of Consolidated Income and Retained Earnings
       For the Years Ended October 31, 1998, 1997 and 1996....................20

    Consolidated Balance Sheets, October 31, 1998 and 1997 ...................21

    Statements of Consolidated Cash Flows For the Years Ended
       October 31, 1998, 1997 and 1996 .......................................22

    Notes to Consolidated Financial Statements ...............................23


                           SCHEDULES OMITTED

         The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

         I, II, III, IV, and V.

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                                  (in millions)

                                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                              ---------------------------------------------
                                                                 1998              1997              1996
                                                              ---------         ---------         ---------
REVENUES
    Finance income earned on retail notes                     $   430.8         $   417.4         $   372.4
    Lease revenues                                                191.9             118.0              67.7
    Revolving charge account income                               112.8             102.6              95.1
    Finance income earned on wholesale notes                       61.4              48.9              37.7
    Securitization and servicing fee income                        28.5              29.7              46.0
    Net gain on retail notes sold                                  38.8              18.8              14.4
    Interest income from short-term investments                     8.9              10.2              11.4
    Other income                                                   14.0               8.7              12.0
-----------------------------------------------------------------------------------------------------------
      Total revenues                                              887.1             754.3             656.7
-----------------------------------------------------------------------------------------------------------
EXPENSES
    Interest expense                                              368.4             326.9             273.7
    Operating expenses:
      Administrative and operating expenses                       116.7             106.5              95.0
      Provision for credit losses                                  46.1              33.2              38.2
      Fees paid to John Deere                                      10.2               8.3               6.1
      Depreciation of equipment on operating leases               112.2              68.2              37.1
-----------------------------------------------------------------------------------------------------------
        Total operating expenses                                  285.2             216.2             176.4
-----------------------------------------------------------------------------------------------------------
        Total expenses                                            653.6             543.1             450.1
-----------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES                  233.5             211.2             206.6
PROVISION FOR INCOME TAXES                                         82.4              74.0              72.5
-----------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP                                      151.1             137.2             134.1
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES                 .1              (1.4)
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                        151.2             135.8             134.1
CASH DIVIDENDS DECLARED                                           (50.0)            (75.0)            (70.0)
RETAINED EARNINGS AT BEGINNING OF THE YEAR                        705.2             644.4             580.3
-----------------------------------------------------------------------------------------------------------
RETAINED EARNINGS AT END OF THE YEAR                          $   806.4         $   705.2         $   644.4
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                                 1.63              1.64              1.75
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                              OCTOBER 31,
                                                                    ---------------------------
                                                                       1998              1997
                                                                    ----------        ---------
ASSETS
   Cash and cash equivalents                                        $   191.1         $   204.4
   Receivables and leases:
     Retail notes                                                     3,839.4           4,349.4
     Revolving charge accounts                                          751.1             618.5
     Wholesale notes                                                    803.9             593.4
     Financing leases                                                   241.8             214.6
-----------------------------------------------------------------------------------------------
       Total receivables                                              5,636.2           5,775.9
     Equipment on operating leases - net                                891.5             527.2
-----------------------------------------------------------------------------------------------
       Total receivables and leases                                   6,527.7           6,303.1
     Allowance for credit losses                                        (81.3)            (85.9)
-----------------------------------------------------------------------------------------------
       Total receivables and leases - net                             6,446.4           6,217.2
-----------------------------------------------------------------------------------------------
   Other receivables                                                    154.8             157.9
   Investments in unconsolidated affiliates                              20.0              12.8
   Other assets                                                          54.1              66.8
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 6,866.4         $ 6,659.1
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
   Short-term borrowings:
     Commercial paper                                               $ 1,672.0         $ 1,991.9
     John Deere                                                          59.9             349.9
     Current maturities of long-term borrowings                       1,678.5           1,042.5
     Other notes payable                                                  6.8               2.4
-----------------------------------------------------------------------------------------------
       Total short-term borrowings                                    3,417.2           3,386.7
-----------------------------------------------------------------------------------------------
   Accounts payable and accrued liabilities:
     Accrued interest on debt                                            45.5              39.2
     Other payables                                                     229.7             188.3
-----------------------------------------------------------------------------------------------
       Total accounts payable and accrued liabilities                   275.2             227.5
-----------------------------------------------------------------------------------------------
   Deposits withheld from dealers and merchants                         156.4             144.2
-----------------------------------------------------------------------------------------------
   Long-term borrowings:
     Senior debt                                                      1,949.2           1,782.9
     Subordinated debt                                                  150.0             300.0
-----------------------------------------------------------------------------------------------
       Total long-term borrowings                                     2,099.2           2,082.9
-----------------------------------------------------------------------------------------------
       Total liabilities                                              5,948.0           5,841.3
-----------------------------------------------------------------------------------------------
   Stockholder's equity
     Common stock, without par value  (issued and outstanding -
       2,500 shares owned by John Deere Credit Company)                 112.8             112.8
     Retained earnings                                                  806.4             705.2
     Cumulative translation adjustment                                    (.8)              (.2)
-----------------------------------------------------------------------------------------------
       Total stockholder's equity                                       918.4             817.8
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 6,866.4         $ 6,659.1
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                 JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (in millions)

                                                                              FOR THE YEAR ENDED OCTOBER 31,
                                                                     ------------------------------------------------
                                                                        1998               1997               1996
                                                                     ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    151.2         $    135.8         $    134.1
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for credit losses                                           46.1               33.2               38.2
     Provision for depreciation                                           115.4               71.2               39.5
     Provision for deferred income taxes                                   23.0                 .8                1.7
     Equity in loss (income) of unconsolidated affiliates                   (.1)               1.4
     Other                                                                (28.1)              19.6                8.9
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                          307.5              262.0              222.4
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of receivables and leases acquired                             (7,349.0)          (6,461.6)          (5,516.6)
   Collections of receivables                                           5,211.7            4,840.3            3,888.8
   Proceeds from sales of receivables                                   1,737.6              836.5              814.0
   Acquisitions of businesses                                              (7.2)              (8.1)              (7.4)
   Other                                                                   83.8               57.1               41.6
---------------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                           (323.1)            (735.8)            (779.6)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in commercial paper                                            (319.9)             302.0             (296.8)
   Change in receivable/payable with John Deere                          (285.7)            (183.4)              84.7
   Increase in other notes payable                                          4.4                2.4
   Proceeds from issuance of long-term borrowings                       1,721.0            1,150.0            1,190.0
   Principal payments on long-term borrowings                          (1,067.5)            (688.8)            (344.0)
   Dividends paid                                                         (50.0)             (75.0)             (70.0)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                           2.3              507.2              563.9
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (13.3)              33.4                6.7
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                        204.4              171.0              164.3
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR                         $    191.1         $    204.4         $    171.0
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

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

CORPORATE ORGANIZATION

         John Deere Capital Corporation (Capital Corporation) is a wholly-owned subsidiary of John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation and its subsidiaries, Deere Credit Services, Inc., Farm Plan Corporation, Deere Credit, Inc., John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V. (Mexico), and John Deere Credit Limited (Australia), are collectively called the Company. Deere & Company, together with its subsidiaries and affiliates, are collectively called John Deere.

         Retail notes, revolving charge accounts, financing leases, and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

         The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1998, the Company compensated John Deere for originating certain retail notes and leases on John Deere products. John Deere is also reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by John Deere based on utilization of the lines.

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

ACCOUNTING PRONOUNCEMENTS

         In 1997 and 1998, the Financial Accounting Standards Board (FASB) issued Statements No. 130, Reporting Comprehensive Income, No. 131, Disclosures about Segments of an Enterprise and Related Information, and No. 132, Employer's Disclosures about Pensions and Other Post Retirement Benefits, which must be adopted by fiscal year 1999. These Statements will have no effect on the Company's financial position or results of operations.

         In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will adopt in fiscal year 2000. This Statement is not expected to have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

         Certain amounts for prior years have been reclassified to conform with 1998 financial statement presentations.

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

         Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

                                                   1998                1997
                                                ----------         ----------
Agricultural equipment - new                    $  1,338.9         $  1,607.1
Agricultural equipment - used                      1,380.7            1,464.5
Construction equipment - new                         667.0              626.4
Construction equipment - used                        132.7              128.7
Lawn and grounds care equipment - new                289.0              226.8
Lawn and grounds care equipment - used                27.5               22.6
Recreational products                                941.1            1,507.0
-----------------------------------------------------------------------------
       Total                                       4,776.9            5,583.1
-----------------------------------------------------------------------------
Unearned finance income:
    Equipment                                       (577.9)            (643.8)
    Recreational products                           (359.6)            (589.9)
-----------------------------------------------------------------------------
       Total                                        (937.5)          (1,233.7)
-----------------------------------------------------------------------------
       Retail notes receivable                  $  3,839.4         $  4,349.4
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

         Retail notes acquired by the Company during the year ended October 31, 1998 had an estimated average original term (based on dollar amounts) of 54 months. During 1997 and 1996, the estimated average original term was 66 and 67 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. Average actual life for retail notes liquidated in 1998, 1997 and 1996 were 25, 25 and 31 months, respectively.

Retail note installments at October 31 are scheduled as follows (in millions of dollars):

                                          1998          1997
                                        --------     ---------
Due in:
     0-12 months                        $1,325.0     $ 1,379.1
     13-24 months                        1,094.5       1,207.6
     25-36 months                          849.7         978.6
     37-48 months                          590.4         691.2
     49-60 months                          371.5         438.9
     61-72 months                          131.1         211.9
     Over 72 months                        414.7         675.8
--------------------------------------------------------------
         Total                          $4,776.9      $5,583.1
--------------------------------------------------------------
--------------------------------------------------------------

         Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

                                                           DOWN            CONTRACT
                                                          PAYMENT            TERMS
                                                          -------        --------------
 Agricultural equipment (new and used):
       Seasonal payments                                    30%          4-8 crop years
       Monthly payments                                     20%            48-96 months
 Construction equipment:
       New                                                  20%            48-60 months
       Used                                                 20%               36 months
 Lawn and grounds care equipment (new and used):
       Seasonal payments                                    10%               3-6 years
       Monthly payments                                     10%            36-72 months
 Recreational products (excluding yachts):
       New                                                  10%              180 months
       Used                                                 10%              144 months
 Yachts (new and used)                                      20%              240 months

         During 1998, 1997 and 1996, the Company received proceeds of $1.738 billion, $837 million and $814 million, respectively, from the sale of retail notes (including securitized sales). The Company acts as agent for the buyers in collection and administration for a majority of the notes it has sold. All retail notes sold are collateralized by security agreements on the related equipment sold to the customers. The Company's estimated maximum exposure under all retail note recourse provisions at October 31, 1998 and 1997 was $181 million and $168 million, respectively. At October 31, 1998, 1997 and 1996, the balance of all retail notes previously sold but still administered by the Company was $2.189 billion, $1.314 billion and $1.177 billion, respectively.

         Finance income is recognized over the lives of the notes on the effective-yield basis. During 1998, the average effective yield on retail notes held by the Company was approximately 9.6 percent, compared with 9.5 percent in 1997 and 9.7 percent in 1996. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the notes on the effective-yield basis.

         A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 23 percent in 1998, 19 percent in 1997 and 20 percent in 1996.

         A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company's allowance for credit losses. At the end of each calendar year, the balance of each dealer's withholding account in excess of a specified percent (currently 3 percent) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. At the end of the Company's fiscal year, any negative balance in the dealer withholding account is written off and absorbed by the Company's allowance for credit losses. There is no withholding of dealer deposits on John Deere construction equipment retail notes or recreational product retail notes.

         The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale notes. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

REVOLVING CHARGE ACCOUNTS RECEIVABLE

         Revolving charge account income is generated primarily by four revolving credit products: Farm Plan, the John Deere Credit Revolving Plan, Preferred Resource and agricultural production loans. Farm Plan is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and service labor. Merchants offer Farm Plan as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their existing account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Preferred Resource (an unsecured lending product) is used primarily by executives and professionals, and offers customers convenience and security by providing a substantial, readily available source of funding for a variety of personal expenses. Agricultural production loans are offered through several leading farm input providers to finance the acquisition of seeds and fertilizers. Income on this product is generated from finance charges applied to outstanding customer account balances.

         Revolving charge accounts receivable at October 31, 1998 totaled $751 million compared with $619 million at October 31, 1997. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

FINANCING LEASES AND EQUIPMENT ON OPERATING LEASES

         The Company leases agricultural, construction, lawn and grounds care and certain other equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term on the effective-yield method. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

                                                         1998         1997
                                                        ------      -------
 Agricultural equipment                                 $ 69.7       $ 62.2
 Construction equipment                                  117.8        100.0
 Lawn and grounds care equipment                          56.6         37.7
 Other equipment                                          13.4         23.7
---------------------------------------------------------------------------
      Total                                              257.5        223.6
 Estimated residual values                                21.6         26.2
 Unearned finance income                                 (37.3)       (35.2)
---------------------------------------------------------------------------
      Financing leases receivable                       $241.8       $214.6
---------------------------------------------------------------------------
---------------------------------------------------------------------------

         Initial lease terms for financing leases range from 12 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

                                        1998           1997
                                       ------         ------
 Due in:
     0-12 months                       $ 96.6         $ 84.4
     13-24 months                        75.1           65.6
     25-36 months                        51.4           43.2
     37-48 months                        25.1           22.2
     Over 48 months                       9.3            8.2
------------------------------------------------------------
        Total                          $257.5         $223.6
------------------------------------------------------------
------------------------------------------------------------

         Deposits withheld from John Deere dealers and related losses on financing and operating leases are handled in a manner similar to the procedures for retail notes. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

         Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

         The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

                                                       1998            1997
                                                     --------         ------
 Agricultural equipment                              $  727.4         $403.9
 Construction equipment                                 244.8          181.9
 Lawn and grounds care equipment                         56.6           25.1
 Other equipment                                         39.3           16.2
----------------------------------------------------------------------------
      Total                                           1,068.1          627.1
 Accumulated depreciation                              (176.6)         (99.9)
----------------------------------------------------------------------------
      Equipment on operating leases - net            $  891.5         $527.2
----------------------------------------------------------------------------
----------------------------------------------------------------------------

         Initial lease terms for equipment on operating leases range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

                                     1998            1997
                                    ------          ------
 Due in:
     0-12 months                    $170.6          $113.1
     13-24 months                    129.8            85.6
     25-36 months                     54.7            41.4
     37-48 months                     24.0            19.3
     Over 48 months                    5.7             5.1
----------------------------------------------------------
        Total                       $384.8          $264.5
----------------------------------------------------------
----------------------------------------------------------

WHOLESALE NOTES RECEIVABLE

         The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere agricultural equipment, and John Deere construction equipment owned by dealers of those products. Wholesale finance income is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed.

         Wholesale notes receivable totaled $804 million at October 31, 1998 compared with $593 million at October 31, 1997. Generally, the maximum maturity for wholesale notes is 12 months.

OTHER RECEIVABLES

         The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilized the notes as collateral for the issuance of asset-backed securities. Other receivables related to securitizations are recorded at net present value and relate to payments to be received for retained interests. These retained interests are subsequently carried at estimated fair value with changes in fair value included in income. Securitization and servicing fee income includes the interest earned on these retained interests and reimbursed administrative expenses.

CONCENTRATION OF CREDIT RISK

         Receivables and Leases have significant concentrations of credit risk in the agricultural, construction, lawn and grounds care, and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables and Leases other than certain revolving charge accounts.

NOTE 3.  ALLOWANCE FOR CREDIT LOSSES, DELINQUENCIES AND WRITE-OFFS

ALLOWANCE FOR CREDIT LOSSES

         Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience.

         An analysis of the allowance for credit losses on total Receivables and Leases follows (in millions of dollars):

                                                  1998            1997            1996
                                                -------         -------         -------
Balance, beginning of the year                  $  85.9         $  87.4         $  84.2
Provision charged to operations                    46.1            33.2            38.2
Amounts written off                               (32.2)          (29.7)          (29.0)
Transfers related to retail note sales            (18.5)           (5.0)           (6.0)
---------------------------------------------------------------------------------------
Balance, end of the year                        $  81.3         $  85.9         $  87.4
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

         The allowance for credit losses represented 1.2 percent, 1.4 percent and 1.6 percent of Receivables and Leases financed at October 31, 1998, 1997 and 1996, respectively. In addition, the Company had $156 million, $144 million and $135 million at October 31, 1998, 1997 and 1996, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

DELINQUENCIES

         Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan account, 150 days for a John Deere Credit Revolving Plan account and 120 days for Preferred Resource accounts. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. When a wholesale account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with manufacturers for new inventories held by dealers.

         Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                                              OCTOBER 31,                OCTOBER 31,                  OCTOBER 31,
                                                 1998                       1997                         1996
                                        -----------------------    -----------------------      ----------------------
                                        Dollars         Percent    Dollars         Percent      Dollars        Percent
                                        -------         -------    -------         -------      -------        -------
Retail notes:
  Agricultural equipment                 $  9.5          .42%       $  6.8           .27%        $  4.4          .18%
  Construction equipment                    2.0          .28           2.0           .31            2.5          .39
  Lawn and grounds care equipment            .7          .26            .6           .28             .7          .38
  Recreational products                      .2          .03            .3           .03             .3          .03
                                         ------                     ------                       ------
    Total retail notes                     12.4          .32           9.7           .22            7.9          .19
Revolving charge accounts                   8.4         1.12           8.3          1.34            8.9         1.57
Wholesale notes                              .6          .07           2.0           .33            1.0          .17
Leases                                      3.8          .34           2.0           .27            1.7          .38
                                         ------                     ------                       ------
    Total Receivables and Leases         $ 25.2          .39        $ 22.0           .35         $ 19.5          .35
                                         ------                     ------                       ------
                                         ------                     ------                       ------

WRITE-OFFS

         Total Receivable and Lease write-off amounts, by product and as a percentage of average balances held during the year were as follows (dollars in millions):

                                                  1998                    1997                    1996
                                           ------------------      ------------------      ------------------
                                           Dollars    Percent      Dollars    Percent      Dollars    Percent
                                           -------    -------      -------    -------      -------    -------
Retail notes:
  Agricultural equipment                   $  3.3       .11%       $  1.5       .05%        $  2.4      .10%
  Construction equipment                      5.3       .79           3.7       .58            5.3      .93
  Lawn and grounds care equipment              .6       .25            .2       .12             .3      .17
  Recreational products                       6.3       .76           8.0       .90            9.6     1.11
                                           ------                  ------                   ------
    Total retail notes                       15.5       .33          13.4       .30           17.6      .45
Revolving charge accounts                    11.1      1.75          11.3      2.08            9.7     1.93
Wholesale notes                               2.0       .33           2.0       .39            1.0      .25
Leases                                        3.6       .38           3.0       .51             .7      .20
                                           ------                  ------                   ------
    Total Receivables and Leases           $ 32.2       .47        $ 29.7       .49         $ 29.0      .56
                                           ------                  ------                   ------
                                           ------                  ------                   ------

NOTE 4.  SHORT-TERM BORROWINGS

         On October 31, 1998, short-term borrowings were $3.417 billion, $1.672 billion of which was commercial paper. Short-term borrowings were $3.387 billion on October 31, 1997, $1.992 billion of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from John Deere, which totaled $60 million and $350 million at October 31, 1998 and 1997, respectively. The Capital Corporation pays a market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted average interest rate on total short-term borrowings at October 31, 1998 and 1997, excluding current maturities of long-term borrowings, was 5.3 percent and 5.5 percent, respectively.

         At October 31, 1998, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.026 billion of unsecured lines of credit with various banks in North America and overseas, $1.609 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), were considered to constitute utilization. Included in the total credit lines is a long-term commitment credit agreement, expiring February 24, 2003, for $3.500 billion. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 4.3 to 1 at October 31, 1998 compared to 4.6 to 1 at October 31, 1997. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

         Deere & Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For purposes of these calculations, "earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings to fixed charges was 1.63 to

1, 1.64 to 1, and 1.75 to 1 in 1998, 1997 and 1996, respectively. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

NOTE 5.  LONG-TERM BORROWINGS

     Long-term borrowings of Capital Corporation at October 31 consisted of the following (in millions of dollars):

                                                                                   1998              1997
                                                                                ---------         ---------
Senior Debt:
   Medium-term notes due 1999-2007:
      Average interest rate of 6.4% as of year end 1998 and 6.7% as of
        year end 1997                                                           $ 1,549.5         $ 1,284.5
   5% Swiss franc bonds due 1999:
      Swapped to U.S. dollars and a variable interest rate of 6.1% as
        of year end 1997                                                                               97.5
   5.35% Notes due 2001                                                             200.0
   5.85% Notes due 2001                                                             200.0
   6.30% Notes due 1999                                                                               200.0
   6% Notes due 1999                                                                                  200.0
-----------------------------------------------------------------------------------------------------------
          Total senior debt                                                       1,949.5           1,782.0
          Unamortized debt premium (discount)                                         (.3)               .9
-----------------------------------------------------------------------------------------------------------
          Net senior debt                                                         1,949.2           1,782.9
-----------------------------------------------------------------------------------------------------------
Subordinated Debt:
   9-5/8% Subordinated Notes due 1998:
      Swapped to variable interest rate of 6.1% as of year end  1997                                  150.0
   8-5/8% Subordinated Debentures due 2019                                          150.0             150.0
-----------------------------------------------------------------------------------------------------------
          Total subordinated debt                                                   150.0             300.0
-----------------------------------------------------------------------------------------------------------
          Total                                                                 $ 2,099.2         $ 2,082.9
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

         The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 1999 - $1,679, 2000 - $830, 2001 - $690, 2002 - $255
and 2003 - $75.

NOTE 6.  COMMON STOCK

         All of Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1998 or 1997. At October 31, 1998, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

NOTE 7.  DIVIDENDS

         The Capital Corporation paid cash dividends to John Deere Credit Company of $50 million in 1998 and $75 million in 1997. In each case, John Deere Credit Company paid an identical dividend to Deere & Company.

NOTE 8.  PENSION AND OTHER RETIREMENT BENEFITS


         The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. This plan is funded according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.6 million in 1998, $1.6 million in 1997 and $1.7 million in 1996. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $1.0 million in 1998 and $.8 million in both 1997 and 1996. Further disclosure for these plans is included in the notes to the Deere & Company 1998 annual report.

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

DEFERRED INCOME TAXES

         Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 are as follows (in millions of dollars):

                                                                   1998                           1997
                                                          ------------------------       ------------------------
                                                          DEFERRED      DEFERRED         DEFERRED      DEFERRED
                                                            TAX            TAX             TAX            TAX
                                                           ASSETS      LIABILITIES        ASSETS      LIABILITIES
                                                          --------     -----------       --------     -----------
Allowance for credit losses                                $ 33.0                         $ 35.1
Deferred lease income                                                     $29.5                          $ 6.8
Deferred retail note finance income                                         7.6                            9.3
Accrual for retirement and other benefits                     4.2                            4.2
Securitization income                                         1.7                            2.7
Miscellaneous accruals and other                               .9                                           .2
----------------------------------------------------------------------------------        ---------------------
     Total deferred income tax assets and liabilities      $ 39.8        $ 37.1           $ 42.0        $ 16.3
----------------------------------------------------------------------------------        ---------------------
----------------------------------------------------------------------------------        ---------------------

The provision for income taxes consisted of the following (in millions of dollars):

                                            1998       1997       1996
                                           ------     ------     ------
Current                                    $ 59.4     $ 73.1     $ 70.8
Deferred                                     23.0         .9        1.7
-----------------------------------------------------------------------
    Total provision for income taxes       $ 82.4     $ 74.0     $ 72.5
-----------------------------------------------------------------------
-----------------------------------------------------------------------

EFFECTIVE INCOME TAX PROVISION

         A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

                                                  1998          1997         1996
                                                 ------        ------       ------
United States federal income tax provision
  at a statutory rate of 35 percent              $ 81.7        $ 73.8       $ 72.3
Municipal lease income not taxable                 (1.2)         (1.1)         (.5)
Other adjustments - net                             1.9           1.3           .7
----------------------------------------------------------------------------------
     Total provision for income taxes            $ 82.4        $ 74.0       $ 72.5
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

NOTE 10.  CASH FLOW INFORMATION

         For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

         Cash payments by the Company for interest incurred on borrowings in 1998, 1997 and 1996 were $380 million, $346 million and $271 million, respectively. Cash payments for income taxes during these same periods were $61 million, $68 million and $77 million, respectively.

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

NOTE 12.  FINANCIAL INSTRUMENTS

         The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

                                                             1998                          1997
                                                    ----------------------       -----------------------
                                                    CARRYING        FAIR         CARRYING         FAIR
                                                     VALUE          VALUE         VALUE           VALUE
                                                    --------       -------       --------        -------
Receivables financed                                $ 5,555        $ 5,560        $ 5,690        $ 5,664
--------------------------------------------------------------------------        ----------------------
--------------------------------------------------------------------------        ----------------------

Long-term borrowings and related swaps:
  Long-term borrowings                              $ 2,099        $ 2,153        $ 2,089        $ 2,127
  Interest rate and foreign currency swaps                             (15)            (6)           (19)
--------------------------------------------------------------------------        ----------------------
    Total                                           $ 2,099        $ 2,138        $ 2,083        $ 2,108
--------------------------------------------------------------------------        ----------------------
--------------------------------------------------------------------------        ----------------------

FAIR VALUE ESTIMATES

         Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

         Fair values of long-term borrowings with fixed rates were based on discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the Company have been swapped to current variable interest rates and United States dollars. Fair values of these swaps were based on discounted values of their related cash flows at current market interest rates.

         Fair values and carrying values of the Company's other interest rate swaps associated with short-term borrowings and foreign exchange forward contracts were not material.

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

INTEREST RATE SWAPS

         The Company enters into interest rate swap agreements related to its borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense.

         At October 31, 1998 and 1997, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $472 million and $490 million, having rates of 4.6 to 6.4 percent and 5.6 to 6.3 percent, terminating in up to 48 months and 12 months, respectively.

         The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. See the table in Note 5 - Long-Term Borrowings, which reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The Company also has interest rate swap agreements associated with medium-term notes. Note 5 - Long-Term Borrowings also includes a table that reflects the interest rates relating to these swap agreements. At October 31, 1998 and 1997, the total notional principal amounts of these swap agreements were $375 million and $380 million, terminating in up to 104 months and 116 months, respectively.

FOREIGN EXCHANGE SWAPS

         At October 31, 1998 and 1997, the Company had a foreign exchange swap agreement maturing in 3 months and 15 months, respectively, for $97 million to hedge the currency exposure of the 5% Swiss Franc Bonds due in 1999. The foreign exchange swap gains and losses are accrued as foreign exchange rates change and offset the equal and opposite gains and losses on the related bonds.

SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY INFORMATION

         Supplemental quarterly information for the Company follows (in millions of dollars):

                                                     FIRST       SECOND       THIRD       FOURTH      FISCAL
                                                    QUARTER      QUARTER     QUARTER      QUARTER      YEAR
                                                    -------      -------     -------      -------     -------
1998:
  Revenues                                          $ 198.2      $ 213.5     $ 226.4      $ 249.0     $ 887.1
  Interest expense                                     88.3         91.1        95.3         93.7       368.4
  Operating expenses                                   62.4         71.8        69.7         81.3       285.2
  Provision for income taxes                           16.7         17.9        21.6         26.2        82.4
  Equity in income (loss) of unconsolidated
    affiliates                                          (.2)          .2          .1                       .1
-------------------------------------------------------------------------------------------------------------
  Net income                                         $ 30.6       $ 32.9       $39.9        $47.8     $ 151.2
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

1997:
  Revenues                                          $ 163.5      $ 179.1     $ 200.3      $ 211.4     $ 754.3
  Interest expense                                     71.5         78.6        86.6         90.2       326.9
  Operating expenses                                   45.7         55.4        55.4         59.7       216.2
  Provision for income taxes                           16.1         15.8        20.2         21.9        74.0
  Equity in income (loss) of unconsolidated
    affiliates                                          (.5)         (.3)        (.3)         (.3)       (1.4)
-------------------------------------------------------------------------------------------------------------
  Net income                                         $ 29.7       $ 29.0      $ 37.8       $ 39.3     $ 135.8
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SENSITIVITY ANALYSIS

         The following is a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The gains or losses in the table below represent the changes in the financial instruments' fair values that would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 1998 and 1997. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values at October 31, 1998 and 1997 would have been (in millions of dollars):

                                                    FAIR VALUE GAINS (LOSSES)
                                                 -------------------------------
                                                 October 31,         October 31,
                                                    1998                1997
                                                 -----------         -----------
Financing receivables                               $(31)               $(36)

Long-term borrowings and related swaps:
  Long-term borrowings                                21                  27
  Interest rate and foreign currency swaps            (4)                 (7)
-----------------------------------------------------------------------------
    Total                                           $(14)               $(16)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

DIVIDENDS AND OTHER EVENTS

         On December 4, 1998, the Capital Corporation declared a $5 million dividend, to be paid to John Deere Credit Company on December 15, 1998. John Deere Credit Company, in turn, declared a $5 million dividend to Deere & Company, also payable on December 15, 1998.

         At October 31, 1998, the Company owned 50 percent of John Deere Credit Limited, a joint venture located in Gloucester, England. Subsequent to year end, the Company and Lombard North Central PLC, the finance house subsidiary of NatWest Group, reached an agreement for the Company to acquire in February 1999 the 50 percent share in John Deere Credit Limited held by Lombard's subsidiary, Farming and Agricultural Finance (FAF). The joint venture's total assets, stockholders' equity and net income for its year ended September 30, 1998 were $315 million, $32 million and $1 million, respectively. The Company has also agreed to purchase an additional receivable portfolio of approximately $251 million from FAF in February 1999.

         Subsequent to year end, the Company also entered into a 50 percent joint venture with Caisse Nationale de Credit Agricole to offer certain financing products in France. This operation supports John Deere and independent John Deere retail dealers by offering financing products specific to the market in France. This investment will be accounted for under the equity method of accounting.

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

 4.2 Amended and restated credit agreements among Deere & Company, the registrant, various financial institutions and The Chase Manhattan
           Bank, Bank of America National Trust Savings Association, Deutsche
           Bank AG New York Branch, The Toronto-Dominion Bank, Morgan Guaranty
           Trust Company of New York, Nationsbank, N.A. and The First National
           Bank of Chicago as Managing Agents, dated as of February 24, 1998
           (Exhibit 4.1 to From 10-Q of Deere & Company for the quarter ended
           April 30, 1998, Securities and Exchange Commission file number
           1-4121*).

 4.3       Third Amending Agreements to Loan Agreements among John Deere
           Limited, John Deere Credit Inc., various financial institutions and
           The Toronto-Dominion Bank as agent, dated as of February 24, 1998
           (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended
           April 30, 1998, Securities and Exchange Commission file number
           1-4121*).

 4.4 Senior Indenture dated as of June 15, 1995 between the registrant and The Chase Manhattan Bank (National Association), as Trustee (Exhibit
           4.1 to Form 10-Q of the registrant for the quarter ended July 31, 1995*).

 4.5 Subordinated Indenture dated as of June 15, 1995 between the registrant and First National Bank of Chicago, as Trustee (Exhibit
           4.2 to Form 10-Q of the registrant for the quarter ended July 31, 1995*).

 4.6       Form of certificate for common stock.

           Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets may not be filed as exhibits herewith pursuant to Item 604(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

 9.        Not applicable.

10.1 Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998*).


10.2 Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes
           (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended
           October 31, 1998*).

10.3       Agreement as amended November 1, 1994 between the registrant and John
           Deere Industrial Equipment Company concerning industrial retail notes
           (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended
           October 31, 1998*).

10.4       Agreement dated January 26, 1983 between the registrant and Deere &
           Company relating to agreements with United States sales branches on retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 1998*).

10.5       Agreement dated October 15, 1996 between the registrant and Deere &
           Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.7 to Form 10-K of the registrant for the year ended
           October 31, 1996*).

10.6       Agreement dated July 14, 1997 between the registrant and John Deere
           Construction Equipment Company concerning construction retail notes
           (Exhibit 10.8 to Form 10-K of the registrant for the year ended
           October 31, 1997*).

11.        Not applicable.

12. Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 1998.

13.        Not applicable.

16.        Not applicable.

18.        Not applicable.

21.        Omitted pursuant to instruction I(2).

22.        Not applicable.

23.        Consent of Deloitte & Touche LLP.

24.        Not applicable.

27.        Financial Data Schedule.

99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1998 (Securities and Exchange Commission file number 1-4121*).

-------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.