Form 10-Q
period 1999-01-31
DEERE JOHN CAPITAL CORP
filed 1999-03-10
CIK 27673

===============================================================

                    UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                     FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1999

            Commission file no: 1-6458
            __________________________

          JOHN DEERE CAPITAL CORPORATION

      Delaware                         36-2386361
State of incorporation)(IRS employer identification no.)

           1 East First Street, Suite 600
                Reno, Nevada  89501
      (Address of principal executive offices)

         Telephone Number:  (702) 786-5527
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

        At January 31, 1999, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                     (in millions)

                          Three Months Ended January 31,
                          ------------------------------
                                            1999    1998
                                            ----    ----
Revenues
  Finance income earned on retail notes    $95.7 $104.4
  Lease revenues                            58.9   39.7
  Revolving charge account income           27.2   25.3
  Finance income earned on wholesale notes  18.9   13.9
  Securitization and servicing fee income    8.8    7.8
  Net gain on retail notes sold              5.8    2.1
  Interest income from short-term
    Investments                              2.6    2.6
  Other income                               3.3    2.4
--------------------------------------------------------
      Total revenues                       221.2  198.2
--------------------------------------------------------
Expenses
  Interest expense                          86.0   88.3
  Operating expenses:
    Administrative and operating expenses   28.4   26.5
    Provision for credit losses             11.3    9.3
    Fees paid to John Deere                  3.1    3.2
    Depreciation of equipment on operating
      leases                                35.2   23.4
--------------------------------------------------------
      Total operating expenses              78.0   62.4
--------------------------------------------------------
      Total expenses                       164.0  150.7
--------------------------------------------------------
Income of consolidated group before income
  taxes                                     57.2   47.5
Provision for income taxes                  20.2   16.7
--------------------------------------------------------
Income of consolidated group                37.0   30.8
Equity in income (loss) of unconsolidated
  affiliates                                  .4    (.2)
--------------------------------------------------------
Net income                                  37.4   30.6
Cash dividends declared                     (5.0) (12.5)
Retained earnings at beginning of period   806.4  705.2
--------------------------------------------------------
Retained earnings at end of period        $838.8 $723.3
 =======================================================

       See Notes to Interim Financial Statements.

     John Deere Capital Corporation and Subsidiaries
              Consolidated Balance Sheets
                     (Unaudited)
                     (in millions)

                     January 31, October 31,  January 31,
                       1999         1998         1998
                     ----------- -----------  -----------
Assets
  Cash and cash
    equivalents         $ 182.8     $ 191.1      $ 197.5
  Receivables and
      leases:
    Retail notes        4,272.5     3,839.4      4,662.3
    Revolving charge
      accounts            609.4       751.1        504.5
    Wholesale notes       831.2       803.9        600.0
    Financing leases      242.5       241.8        212.0
--------------------------------------------------------
      Total receivables 5,955.6     5,636.2      5,978.8
    Equipment on
      operating
      leases - net        923.6       891.5        577.1
--------------------------------------------------------
      Total receivables
        and leases      6,879.2     6,527.7      6,555.9
    Allowance for
      credit losses       (83.0)      (81.3)       (88.0)
--------------------------------------------------------
      Total receivables
        and leases -
        net             6,796.2     6,446.4      6,467.9
--------------------------------------------------------
    Other receivables     146.1       154.8        143.4
    Investment in
      unconsolidated
      affiliates           20.5        20.0         12.6
    Other assets          155.2        54.1         65.1
---------------------------------------------------------
Total Assets           $7,300.8    $6,866.4     $6,886.5
=========================================================
Liabilities and
Stockholder's Equity

  Short-term borrowings:
    Commercial paper   $1,540.0    $1,672.0     $2,098.6
    John Deere             93.2        59.9        181.5
    Current maturities
      of long-term
      borrowings        1,673.0     1,678.5      1,248.5
    Other notes
      payable               7.2         6.8          3.7
---------------------------------------------------------
        Total short-term
          borrowings    3,313.4     3,417.2      3,532.3
---------------------------------------------------------
  Accounts payable and
      accrued liabilities:
    Accrued interest on
      debt                 64.4        45.5         58.7
    Other payables        285.7       229.7        227.8
---------------------------------------------------------
      Total accounts
        payable and
        accrued
        liabilities       350.1       275.2        286.5
---------------------------------------------------------
  Deposits withheld from
    dealers and merchants 154.2       156.4        141.5
---------------------------------------------------------
  Long-term borrowings:
    Senior debt         2,382.3     1,949.2      1,940.4
    Subordinated debt     150.0       150.0        150.0
---------------------------------------------------------
      Total long-term
        borrowings      2,532.3     2,099.2      2,090.4
---------------------------------------------------------
      Total liabilities 6,350.0     5,948.0      6,050.7
---------------------------------------------------------
  Stockholder's equity
    Common stock, without
      par value (issued
      and outstanding -
      2,500 shares owned
      by John Deere
      Credit Company)     112.8       112.8        112.8
    Retained earnings     838.8       806.4        723.3
    Cumulative translation
      adjustment            (.8)        (.8)         (.3)
---------------------------------------------------------
      Total stockholder's
        equity            950.8       918.4        835.8
---------------------------------------------------------
Total Liabilities and
  Stockholder's Equity $7,300.8    $6,866.4     $6,886.5
=========================================================

      See Notes to Interim Financial Statements.

      John Deere Capital Corporation and Subsidiaries
          Statements of Consolidated Cash Flows
                      (Unaudited)
                     (in millions)

                         Three Months Ended January 31,
                         ------------------------------
                                        1999     1998
                                        ----     ----
Cash Flows from Operating Activities:
  Net income                          $ 37.4   $ 30.6
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Provision for credit losses           11.3      9.3
  Provision for depreciation            35.8     24.2
  Equity in loss (income) of
    unconsolidated affiliates            (.4)      .2
  Other                                  8.8     14.4
------------------------------------------------------
    Net cash provided by
      operating activities              92.9     78.7
------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and
    leases acquired                 (1,977.2)(1,675.4)
  Collections of receivables         1,478.4  1,375.5
  Proceeds from sales of receivables   102.2     12.1
  Other                                 82.6     69.3
------------------------------------------------------
    Net cash used for investing
      activities                      (314.0)  (218.5)
------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper          (132.0)   106.7
  Change in receivable/payable
    with John Deere                     21.9   (177.1)
  Increase in other notes payable         .4      1.3
  Proceeds from issuance of
    long-term borrowings               625.0    306.0
  Principal payments on
    long-term borrowings              (297.5)   (91.5)
  Dividends paid                        (5.0)   (12.5)
------------------------------------------------------
    Net cash provided by
      financing activities             212.8    132.9
------------------------------------------------------
Net decrease in cash and
  cash equivalents                      (8.3)    (6.9)
Cash and cash equivalents
  at the beginning of period           191.1    204.4
------------------------------------------------------
Cash and cash equivalents
  at the end of period               $ 182.8  $ 197.5
======================================================

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

(2) In January 1999, the Company expanded its operations by forming two additional entities, John Deere Credit Group Plc
(JDCG) and John Deere Credit S.A.S. (JDC S.A.S.). JDCG, a wholly-owned subsidiary of the Capital Corporation, is a limited-purpose organization to be used in certain financing transactions for the Company's international operations. JDC S.A.S. is a 50 percent joint venture formed with Caisse Nationale de Credit Agricole. The principal business of JDC S.A.S. is to support John Deere and independent John Deere retail dealers by offering financing products specific to the market in France. This investment is accounted for under the equity method of accounting.

At January 31, 1999, the Company owned 50 percent of John Deere Credit Limited (JDCL), a joint venture located in Gloucester, England. During the quarter, the Company and Lombard North Central Plc (Lombard), the finance house subsidiary of NatWest Group, reached an agreement whereby the Company acquired in February 1999 the 50 percent share in JDCL held by Lombard's subsidiary, Farming and Agricultural Finance (FAF). The joint venture's total assets, stockholders' equity and net income for its year ended September 30, 1998 were $315 million, $32 million and $1 million, respectively. The Company also purchased an additional receivable portfolio of approximately $251 million from FAF in February 1999.

(3) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction, and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction, and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, lawn and grounds care, and yacht markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables". Receivables and operating leases are collectively called "Receivables and Leases".

(4) The Company's ratio of earnings before fixed charges to fixed charges was 1.66 to 1 for the first quarter of 1999 compared with 1.53 to 1 for the first quarter of 1998. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(5) In the first quarter of 1999, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the first quarter of 1999 and 1998 consisted of the following in millions of dollars:

                                  Three Months Ended
                                      January 31,
                                  ------------------
                                   1999        1998
                                  ------------------
  Net Income                      $37.4       $30.6
  Change in cumulative
    translation adjustment           --         (.1)
                                  ------------------
    Comprehensive income          $37.4       $30.5
                                  ==================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations

Net income for the first quarter of 1999 was $37.4 million compared with $30.6 million last year. First quarter results for 1999 benefited from higher gains on retail note sales, higher income on a larger average receivable and lease portfolio, a temporary reduction in leverage position, and improved financing spreads, partially offset by higher operating costs.

Revenues totaled $221.2 million for the first quarter of 1999 compared to $198.2 million for the same period a year ago. Revenues increased primarily due to a 6 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $95.7 million for the first three months of 1999 compared to $104.4 million for the same period in 1998. This decrease was primarily the result of recreational product retail note sales over the last twelve months. Lease revenues increased $19.2 million, to $58.9 million in the first three months of 1999, from $39.7 million in the first three months of 1998 due to a 48 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes increased $5.0 million, to $18.9 million for the first three months of 1999, from $13.9 million in the first three months of 1998. This increase was primarily the result of the continued growth in the financing for inventories of construction equipment, yachts and recreational vehicles.

Net gains on the sales of retail notes, including adjustments related to prior sales, totaled $5.8 million for the first quarter of 1999 compared to $2.1 million for the same period a year ago. The increase is primarily related to the sale of recreational vehicle retail notes ($83 million total principal value) during the first quarter of 1999. There were no similar sales during the first quarter of 1998. Additional sales of retail notes are expected to be made in the future.

Interest expense totaled $86.0 million for the first quarter of 1999 compared to $88.3 million for the same period in 1998. This decrease is primarily due to a reduction in the weighted average annual interest rate incurred on all interest-bearing borrowings from 6.2 percent for the first quarter of 1998 to
5.9 percent for the first quarter of 1999. This decrease was partially offset by higher average borrowings of $5.686 billion in the first three months of 1999 compared to $5.534 billion in the first three months of 1998.

Administrative and operating expenses increased 7 percent from $26.5 million in the first quarter of 1998 to $28.4 million in the first quarter of 1999. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes. Depreciation of equipment on operating leases increased to $35.2 million in the first quarter of 1999 compared to $23.4 million for the same period in 1998, as a result of the increase in operating leases financed.

During the first quarter of 1999, the provision for credit losses totaled $11.3 million compared with $9.3 million for the same period last year. The increase in the provision for credit losses was primarily the result of an increase in the average portfolio of Receivables and Leases financed. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .67 percent for the first quarter of 1999 compared with .58 percent for the same period last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                         Three Months
                       Ended January 31,
                       -----------------
                         1999      1998 $ Change % Change
                       ---------------------------------
Retail notes:
  Agricultural equipment $906     $838    $ 68        8%
  Construction equipment  117       97      20       21
  Lawn and grounds care
    equipment              38       21      17       81
  Recreational products    84       65      19       29
                        --------------------------------
    Total               1,145    1,021     124       12
Revolving charge
  Accounts                321      256      65       25
Wholesale notes           394      279     115       41
Financing leases           27       23       4       17
Equipment on operating
  leases                   90       96      (6)      (6)
                        --------------------------------
    Total              $1,977   $1,675    $302       18
                        ================================

Total Receivables and Leases held were as follows (in millions of dollars):

                        Jan 31,    Oct 31,    Jan 31,
                          1999       1998       1998
                       ---------------------------------
Retail notes:
  Agricultural equipment $2,751    $2,285     $2,863
  Construction equipment    722       703        666
  Lawn and grounds care
    equipment               273       270        205
  Recreational products     526       581        928
                        --------------------------------
    Total                 4,272     3,839      4,662
Revolving charge
  accounts                  609       751        505
Wholesale notes             831       804        600
Financing leases            243       242        212
Equipment on operating
  leases                    924       892        577
                        --------------------------------
    Total                $6,879    $6,528     $6,556
                        ================================

Retail note volumes increased by $124 million for the first quarter of 1999 compared to the first quarter of 1998, due to increases in all retail note categories. Wholesale note volumes increased significantly during the first quarter of 1999 primarily due to higher construction equipment floor planning notes and the introduction of a used agricultural equipment floor planning program in April 1998. Revolving charge volumes increased primarily due to the strong demand for the Farm Plan product, agricultural production loans and operating loans offered to select golf & turf commercial customers.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

                          Jan 31,  Oct 31,  Jan 31,
                           1999     1998     1998
                       -------------------------------
Receivables and Leases
  administered:

  Receivables and Leases
    owned by the Company  $6,879   $6,528   $6,556
  Retail notes sold and
    securitized (with
    limited  recourse)*    1,348    1,812    1,014
  Retail notes sold
(without recourse)**         429      376
                     ---------------------------------
    Total Receivables
      and Leases
      administered        $8,656   $8,716   $7,570
                     =================================

* The Company's maximum exposure under all retail note recourse provisions at January 31, 1999, October 31, 1998 and January 31, 1998 was $174 million, $181 million and $163 million, respectively. In addition, the Company has guaranteed a letter of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of a retail note sale. At January 31, 1999, the maximum exposure under this agreement was approximately $3 million.

** On February 12, 1999, servicing rights on a majority of recreational vehicle retail notes previously sold and administered by the Company were assumed by their owner.
Approximately $269 million principal value was removed from the portfolio, reducing the amount of Receivables and Leases administered accordingly. The Company continues to administer the remaining portfolio outstanding.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (in millions of dollars):

                  January 31, October 31, January 31,
                     1999        1998        1998
                  -------------------------------------
                  Dollars   %  Dollars   % Dollars   %
                  -------------------------------------
Retail notes:
  Agricultural
    equipment       $10.8  .39%   $9.5  .42%  $8.3  .29%
  Construction
    equipment         2.8  .39     2.0  .28    2.7  .40
  Lawn and grounds
    care equipment     .8  .29      .7  .26     .7  .32
  Recreational
    products           .2  .04      .2  .03     .2  .03
                    -----        -----       -----
    Total retail
      notes          14.6  .34    12.4  .32   11.9  .26
Revolving charge
  accounts            9.7 1.59     8.4 1.12   10.6 2.11
Wholesale notes       1.0  .12      .6  .07    2.2  .37
Leases                5.9  .51     3.8  .34    3.2  .40
                    -----        -----       -----
  Total Receivables
    and Leases      $31.2  .45   $25.2  .39  $27.9  .43
                    =====        =====       =====

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $63 million, $54 million and $56 million at January 31, 1999, October 31, 1998 and January 31, 1998, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.47 percent, 1.42 percent and 1.20 percent at January 31, 1999, October 31, 1998 and January 31, 1998, respectively.

During the first quarter of 1999, write-offs (net of recoveries) of Receivables and Leases totaled $7.2 million compared with $7.2 million in the same period last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .43 percent for the first quarter of 1999 compared with .44 percent during the same period last year. Write-offs relating to retail notes increased 26 percent, or $0.8 million, in the first three months of 1999, when compared with the first three months of 1998, primarily due to increased write-offs of agricultural equipment and recreational product retail notes. Wholesale note write-offs decreased $0.8 million in the first quarter of 1999 when compared to the same period last year. Lease and revolving charge account write-offs in the first quarter of 1999 remained relatively stable when compared to last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $154 million at January 31, 1999, compared with $156 million at October 31, 1998 and $142 million at January 31, 1998. The Company's allowance for credit losses on all Receivables and Leases financed totaled $83 million at January 31, 1999, $81 million at October 31, 1998 and $88 million at January 31, 1998. The allowance for credit losses represented 1.21 percent of the total Receivables and Leases financed at January 31, 1999, 1.25 percent at October 31, 1998 and 1.34 percent at January 31, 1998. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing evaluation of loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at January 31, 1999 is sufficient to provide adequate protection against losses.

Year 2000

The Company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include business information systems, mainframe and personal computers, software, the distributed network, facilities systems, the Company's products, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

The Company is on schedule to become Year 2000 ready with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Over 95 percent of the Company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The Company's goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal realistic. The Company has initiated information and infrastructure systems modifications in its effort to ensure that both information technology (IT) and non-IT systems are compliant. The Company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide written certification that their products are Year 2000 compliant and have been tested accordingly. In some instances, the Company is independently testing this software. The Company is working with suppliers to confirm embedded systems are compliant and perform the necessary testing.

The Company is assessing the Year 2000 readiness of its critical suppliers and merchants. The Company is surveying its major suppliers and is surveying the largest volume generating merchants; following up as appropriate with prioritization based on mission criticality.

The total cost of the modifications and upgrades to date has not been material and the future costs to become Year 2000 ready are not expected to be material. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

Although no assurances can be given as to the Company's readiness, particularly as it relates to third parties, based upon the progress to date, the Company does not expect consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on the Company's financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third-party could result in lost revenues or profits. The Company is developing contingency plans, which will be an ongoing activity for the first three calendar quarters of 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

Safe Harbor Statement

Statements under the "Year 2000" heading and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other John Deere and Company filings with the Securities and Exchange Commission.

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

During the first three months of 1999, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $93 million in the first three months of 1999. Financing activities provided $213 million during the same period, resulting from a $218 million net increase in total borrowings, which was partially offset by a $5 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $314 million in the first three months of 1999, primarily due to Receivable and Lease acquisitions exceeding collections by $499 million, which was partially offset by the $102 million of proceeds from the sale of receivables. Cash and cash equivalents decreased $8 million during the first three months of 1999.

During the first three months of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $79 million in the first three months of 1998. Financing activities provided $133 million during the same period, resulting from $145 million of proceeds from total borrowings, which was partially offset by a $12.5 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $219 million in the first three months of 1998, primarily due to Receivable and Lease acquisitions exceeding collections by $300 million. Cash and cash equivalents decreased $7 million during the first three months of 1998.

Total interest-bearing indebtedness amounted to $5.846 billion at January 31, 1999, compared with $5.516 billion at October 31, 1998 and $5.623 billion at January 31, 1998, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.313 billion at January 31, 1999, compared with $3.417 billion at October 31, 1998 and $3.532 billion at January 31, 1998. Total long-term indebtedness amounted to $2.532 billion, $2.099 billion and $2.090 billion at January 31, 1999, October 31, 1998 and January 31, 1998, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.1 to 1, 6.0 to 1 and 6.7 to 1 at January 31, 1999, October 31, 1998 and January 31, 1998, respectively.

During the first quarter of 1999, the Capital Corporation retired $150 million of 9-5/8% subordinated notes, $97 million of Swiss franc bonds and $50 million of medium-term notes all due in the first quarter. The Capital Corporation also received proceeds of $625 million from the issuance of medium-term notes during the first three months of 1999.

At January 31, 1999, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.026 billion of unsecured lines of credit with various banks in North America and overseas, $1.072 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion expiring on February 24, 2003. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Capital Corporation declared and paid a cash dividend of $5 million to John Deere Credit Company on December 15, 1998. John Deere Credit Company paid a comparable dividend to Deere & Company. On February 26, 1999, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on March 9, 1999.


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

(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated November 24, 1998
     (Items 5 and 7).
     Current Report on Form 8-K dated December 16, 1998
     (Items 5 and 7).

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         JOHN DEERE CAPITAL CORPORATION

Date:    March 9, 1999

                         By:    s/ Nathan J. Jones
                         ------------------------------
                         Nathan J. Jones
                         Senior Vice President and
                         Principal Financial Officer

                INDEX TO EXHIBITS


Exhibit
-------

(12) Computation of ratio of earnings to fixed charges

(27) Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended January 31, 1999 (Securities and Exchange
     Commission file number 1-4121*).
































__________________________
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.