Form 10-Q
period 1999-04-30
DEERE JOHN CAPITAL CORP
filed 1999-06-09
CIK 27673

===========================================================


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1999

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

        At April 30, 1999, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

        The registrant meets the conditions set forth in
General Instruction H(1)(a) and (b) of Form 10-Q and is
therefore filing this Form with certain reduced disclosures as permitted by those instructions.
===========================================================
                      Page 1 of 16 Pages
                 Index to Exhibits: Page 15


             PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

      John Deere Capital Corporation and Subsidiaries
  Statements of Consolidated Income and Retained Earnings
                      (Unaudited)
                     (in millions)

                           Three Months Ended Six Months Ended
                               April 30,           April 30,
                            1999      1998      1999      1998
                           -----------------------------------
Revenues
  Finance income earned
    on retail notes       $ 108.0  $ 107.2   $ 203.7   $ 211.6
  Lease revenues             64.0     44.8     122.9      84.5
  Revolving charge account
    income                   26.5     24.6      53.7      49.9
  Finance income earned on
    wholesale notes          15.5     14.4      34.4      28.3
  Securitization and
    servicing fee income      6.8      6.6      15.6      14.4
  Net gain on retail notes
    sold                      9.5     10.5      15.3      12.6
  Interest income from
    short-term investments    2.0      2.4       4.6       5.0
  Other income                4.3      3.0       7.6       5.4
- ------------------------------------------------------------
      Total revenues        236.6    213.5     457.8     411.7
- ------------------------------------------------------------
Expenses
  Interest expense           92.4     91.1     178.4     179.4
  Operating expenses:
    Administrative and
      operating expenses     32.7     28.5      61.1      55.0
    Provision for credit
      losses                 14.6     15.2      25.9      24.5
    Fees paid to John Deere   3.0      2.7       6.1       5.9
    Depreciation of equipment
      on operating leases    38.6     25.4      73.8      48.8
- ------------------------------------------------------------
      Total operating
        expenses             88.9     71.8     166.9     134.2
- ------------------------------------------------------------
      Total expenses        181.3    162.9     345.3     313.6
- ------------------------------------------------------------
Income of consolidated group
  before income taxes        55.3     50.6     112.5      98.1
Provision for income taxes   19.0     17.9      39.2      34.6
- ------------------------------------------------------------
Income of consolidated group 36.3     32.7      73.3      63.5
Equity in income of
  unconsolidated affiliates    .2       .2        .6
- ------------------------------------------------------------
Net income                   36.5      32.9      73.9     63.5
Cash dividends declared      (5.0)    (12.5)    (10.0)   (25.0)
Retained earnings at
  beginning of period       838.8     723.3     806.4    705.2
- ------------------------------------------------------------
Retained earnings at
  end of period           $ 870.3   $ 743.7   $ 870.3  $ 743.7
= ============================================================

         See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
                  Consolidated Balance Sheets
                         (Unaudited)
                        (in millions)

                                 April 30, October 31, April 30,
                                   1999       1998       1998
                             ----------------------------------
Assets
  Cash and cash equivalents       $ 196.3    $ 191.1   $ 188.6
  Receivables and leases:
    Retail notes                  4,849.1    3,839.4   4,671.1
    Revolving charge accounts       730.0      751.1     627.0
    Wholesale notes                 877.6      803.9     669.7
    Financing leases                254.5      241.8     218.1
- -------------------------------------------------------------
      Total receivables           6,711.2    5,636.2   6,185.9
    Equipment on operating
      leases -- net               1,066.2      891.5     712.2
- -------------------------------------------------------------
      Total receivables and
        leases                    7,777.4    6,527.7   6,898.1
    Allowance for credit losses     (87.8)     (81.3)    (85.7)
- -------------------------------------------------------------
      Total receivables and
        leases -- net             7,689.6    6,446.4   6,812.4
- -------------------------------------------------------------
  Other receivables                  87.5      154.8     133.6
  Investment in unconsolidated
    affiliates                        9.8       20.0      17.5
  Other assets                       93.6       54.1      73.3
- -------------------------------------------------------------
Total Assets                     $8,076.8   $6,866.4  $7,225.4
= =============================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper             $1,891.4   $1,672.0  $2,131.7
    John Deere                       34.2       59.9     229.5
    Current maturities of
      long-term borrowings        1,977.3    1,678.5   1,632.5
    Other notes payable                          6.8       5.2
- -------------------------------------------------------------
      Total short-term
        borrowings                3,902.9    3,417.2   3,998.9
- -------------------------------------------------------------
Accounts payable and accrued
  liabilities:
  Accrued interest on debt           38.9       45.5      41.0
  Other payables                    287.4      229.7     220.2
- -------------------------------------------------------------
Total accounts payable and
  accrued liabilities               326.3      275.2     261.2
- -------------------------------------------------------------
Deposits withheld from dealers
  and merchants                     123.3      156.4     143.9
- -------------------------------------------------------------
Long-term borrowings:
  Senior debt                     2,591.1    1,949.2   1,815.2
  Subordinated debt                 150.0      150.0     150.0
- -------------------------------------------------------------
    Total long-term borrowings    2,741.1    2,099.2   1,965.2
- -------------------------------------------------------------
      Total liabilities           7,093.6    5,948.0   6,369.2
- -------------------------------------------------------------
Stockholder's equity
  Common stock, without par value
    (issued and outstanding --
    2,500 shares owned by
    John Deere Credit Company)      112.8      112.8     112.8
  Retained earnings                 870.3      806.4     743.7
  Cumulative translation
    adjustment                         .1        (.8)      (.3)
- -------------------------------------------------------------
    Total stockholder's equity      983.2      918.4     856.2
- -------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity           $8,076.8   $6,866.4  $7,225.4
= =============================================================

           See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Cash Flows
                        (Unaudited)
                       (in millions)


                                     Six Months Ended April 30,
                                          1999          1998
                                     -------------------------
Cash Flows from Operating Activities:
  Net income                           $  73.9        $  63.5
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
      Provision for credit losses         25.9           24.5
      Provision for depreciation          75.3           50.3
      Equity in income of
        unconsolidated affiliates          (.6)
      Other                              (40.8)           2.1
- ------------------------------------------------------------
        Net cash provided by
          operating activities           133.7          140.4
- ------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and leases
    acquired                          (4,010.4)      (3,590.0)
  Collections of receivables           2,847.0        2,678.5
  Proceeds from sales of receivables     297.4          243.4
  Other                                   36.0           45.2
- ------------------------------------------------------------
        Net cash used for
          investing activities          (830.0)        (622.9)
- ------------------------------------------------------------
Cash Flows from Financing Activities:
  Increase in commercial paper           166.5          139.8
  Change in receivable/payable
    with John Deere                      (33.0)        (124.4)
  Change in other notes payable           (6.8)           2.8
  Proceeds from issuance of
    long-term borrowings               1,500.0          781.0
  Principal payments on long-term
    borrowings                          (915.2)        (307.5)
  Dividends paid                         (10.0)         (25.0)
- ------------------------------------------------------------
       Net cash provided by
         financing activities            701.5          466.7
- ------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                     5.2          (15.8)
Cash and cash equivalents at
  beginning of period                    191.1          204.4
- ------------------------------------------------------------
Cash and cash equivalents at
  end of period                        $ 196.3        $ 188.6
= ============================================================

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

(2) On February 1, 1999, the Company purchased the remaining 50 percent interest in John Deere Credit Limited (JDCL) located in Gloucester, England from Farming and Agricultural Finance Limited (FAF), a subsidiary of Lombard North Central Plc, for approximately $18 million, which included a premium on portfolios owned by JDCL of approximately $2 million. In addition, the Company acquired an installment receivable portfolio from FAF and began administering a separate receivable portfolio of FAF in exchange for a servicing fee. An additional $2 million was paid representing a premium on the
FAF receivable portfolio.   Both of these premiums will be
amortized to expense over approximately three years. The purchase of JDCL and the acquisition of FAF's receivable portfolio added approximately $437 million to the Company's net agricultural installment portfolio owned at acquisition date.

(3) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers and marine product mortgage service companies (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, lawn and grounds care and yacht markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(4) The Company's ratio of earnings before fixed charges to fixed charges was 1.59 to 1 for the second quarter of 1999 compared with 1.55 to 1 for the second quarter of 1998. The ratio of earnings before fixed charges to fixed charges was
1.62 to 1 for the first six months of 1999 and 1.54 to 1 for the first six months of 1998. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(5) In the first quarter of 1999, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the first six months of 1999 and 1998 consisted of the following in millions of dollars:


                          Three Months Ended  Six Months Ended
                               April 30,          April 30,
                             1999      1998     1999     1998
                          ------------------------------------
Net Income                  $36.5     $32.9    $73.9    $63.5
Change in cumulative
  translation adjustment       .9                 .9      (.1)
                          ------------------------------------
Comprehensive income        $37.4     $32.9    $74.8    $63.4
                          ====================================

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

Net income was $36.5 million in the second quarter and $73.9 million for the first six months of 1999, compared with $32.9 million and $63.5 million for the same periods last year. The 1999 second quarter and year-to-date results benefited from higher income on an 8 percent increase in the average balance of Receivables and Leases financed during the first six months and a reduction in leverage position, partially offset by higher operating expenses. In addition, year-to-date results benefited from higher gains on the sales of retail notes.

Revenues totaled $236.6 million and $457.8 million for the second quarter and for the first six months, respectively, of 1999, compared to $213.5 million and $411.7 million for the same periods a year ago. Finance income earned on retail notes totaled $203.7 million for the first six months of 1999, compared to $211.6 million for the same period in 1998. This decrease was primarily the result of a 6 percent lower average retail note portfolio outstanding due to recreational product retail note sales over the last twelve months. Lease revenues increased $38.4 million, to $122.9 million in the first six months of 1999, from $84.5 million in the first six months of 1998, due to a 50 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes increased $6.1 million, to $34.4 million for the first six months of 1999, from $28.3 million in the first six months of 1998. This increase was primarily the result of continued growth in the financing for inventories of John Deere construction equipment, used agricultural equipment, yachts and recreational vehicles.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $9.5 million and $15.3 million for the second quarter and for the first six months of 1999, compared to $10.5 million and $12.6 million for the same periods a year ago. The year-to-date increase is primarily related to the increased sale of recreational vehicle retail notes in the first six months of 1999, compared to the same period last year. Additional sales of retail notes are expected to be made in the future.

Interest expense totaled $92.4 million for the second quarter of 1999 and $178.4 million for the first six months of 1999, compared to $91.1 million and $179.4 million for the same periods in 1998. This decrease in the first six months of 1999 is primarily due to a reduction in the weighted average annual interest rate incurred on all interest-bearing borrowings from
6.2 percent for the first six months of 1998 to 5.9 percent for the first six months of 1999. This decrease was mostly offset by higher average borrowings of $6.040 billion in the first six months of 1999, compared to $5.667 billion in the first six months of 1998.

Administrative and operating expenses were $32.7 million in the second quarter of 1999 and $61.1 million for the first six months of 1999, compared with $28.5 million and $55.0 million for the same periods in 1998. These increases were attributable to the costs associated with administering a larger Receivables and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes. Depreciation of equipment on operating leases increased to $38.6 million in the second quarter of 1999 and $73.8 million for the first six months of 1999, compared to $25.4 million and $48.8 million for the same periods in 1998, as a result of the increase in operating leases financed.

During the second quarter and the first six months of 1999, the provision for credit losses totaled $14.6 million and $25.9 million, respectively, compared with $15.2 million and $24.5 million in the same periods last year. This increase in the provision for credit losses for the first six months of 1999 was primarily the result of an increase in the average portfolio of Receivables and Leases financed, which was partially offset by lower write-offs on the owned portfolio. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .79 percent for the second quarter of 1999 and .73 percent for the first six months of 1999, compared with .90 percent and .74 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                                Three Months
                               Ended April 30,
                               1999   1998   $ Change % Change
                              --------------------------------
Retail notes:
  Agricultural equipment*      $ 601  $ 607      $(6)      (1)%
  Construction equipment         112    109        3        3
  Lawn and grounds care
    Equipment                     60     46       14       30
  Recreational products           95    100       (5)      (5)
                               -------------------------------
    Total                        868    862        6        1
                               -------------------------------
Revolving charge accounts        492    441       51       12
Wholesale notes                  416    395       21        5
Financing leases                  29     29
Equipment on operating leases    228    188       40       21
                               -------------------------------
    Total                     $2,033 $1,915     $118        6
                               ===============================

                                 Six Months
                               Ended April 30,
                                1999   1998   $ Change % Change
                               --------------------------------
Retail notes:
  Agricultural equipment*     $1,507 $1,445     $ 62        4%
  Construction equipment         229    206       23       11
  Lawn and grounds care
    Equipment                     98     67       31       46
  Recreational products          179    165       14        8
                               -------------------------------
    Total                      2,013  1,883      130        7
                               -------------------------------
Revolving charge accounts        813    697      116       17
Wholesale notes                  810    674      136       20
Financing leases                  56     52        4        8
Equipment on operating leases    318    284       34       12
                               -------------------------------
    Total                     $4,010 $3,590     $420       12
                               ===============================

* Does not include the acquisition of JDCL or FAF installment portfolios. (See Note 2 to the Interim Financial Statements.)

Retail note volumes, excluding the acquisition of the JDCL and FAF installment portfolios, increased by $130 million for the first six months of 1999, compared to the first six months of 1998, due to increases in all retail note categories. However, the agricultural retail note volumes declined in the second quarter of 1999 due to the weakening of the U.S. agricultural market. Recreational product retail note volumes also declined in the second quarter of 1999 primarily due to lower acceptances in the yacht market.

Revolving charge volumes increased primarily due to the strong demand for the Farm Plan and John Deere Credit Revolving Plan products and operating loans offered to agricultural customers. Wholesale note volumes increased significantly during the first six months of 1999 primarily due to higher construction equipment floor planning notes, recreational vehicle and yacht wholesale notes, and a used agricultural equipment floor planning program introduced in April 1998. Operating lease volumes increased in the second quarter and year-to-date over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

Total Receivables and Leases held were as follows (in millions of dollars):

                               April 30, October 31, April 30,
                                 1999        1998      1998
                               -------------------------------
Retail notes:
  Agricultural equipment*      $3,423      $2,285    $3,039
  Construction equipment          732         703       677
  Lawn and grounds care
     equipment                    292         270       220
  Recreational products           402         581       735
                               -------------------------------
    Total                       4,849       3,839     4,671
                               -------------------------------
Revolving charge accounts         730         751       627
Wholesale notes                   878         804       670
Financing leases                  254         242       218
Equipment on operating leases   1,066         892       712
                               -------------------------------
    Total                      $7,777      $6,528    $6,898
                               ===============================

* Increases in the portfolio balance from October 31, 1998 and April 30, 1998 are due to increased acquisition volumes and the addition of the JDCL and FAF installment portfolios. (See Note
2 to the Interim Financial Statements.)

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

                                April 30, October 31, April 30,
                                 1999        1998       1998
                                -------------------------------
Receivables and Leases administered:
  Receivables and Leases owned
    by the Company             $7,777      $6,528     $6,898
  Retail notes sold and
    securitized (with limited
    recourse)*                  1,027       1,812        782
  Retail notes sold
    (without recourse)**          308         376        196
  Receivables serviced
    (without recourse)***          61
                                -------------------------------
    Total Receivables and
      Leases Administered      $9,173      $8,716     $7,876
                               ================================


* The Company's maximum exposure under all retail note recourse provisions at April 30, 1999, October 31, 1998 and April 30, 1998 was $123 million, $181 million and $150 million, respectively. In addition, the Company has guaranteed a letter of credit on behalf of John Deere Credit Inc., the

John Deere finance subsidiary in Canada, as part of a retail note sale. At April 30, 1999, the maximum exposure under this agreement was approximately $2 million.

**    On February 12, 1999, servicing rights on a majority of
recreational vehicle retail notes previously sold and administered by the Company were assumed by their owner. Approximately $269 million principal value was removed from the portfolio, reducing the amount of Receivables and Leases administered accordingly. Beginning May 17, 1999, servicing rights on future sales of recreational vehicle retail notes will be assumed by their owner immediately. The Company continues to administer the remaining portfolio outstanding.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of FAF. These servicing rights were obtained in conjunction with the Company's acquisition of JDCL. (See Note 2 to the Interim Financial Statements.)

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (in millions of dollars):

                          April 30,   October 31,    April 30,
                            1999         1998          1998
                          $       %    $       %     $       %
                          ------------------------------------
Retail notes:
  Agricultural
    equipment           $12.9  .38%   $9.5  .42%   $10.0  .33%
  Construction
    equipment             2.1  .29     2.0  .28      2.4  .36
  Lawn and grounds care
    Equipment              .8  .27      .7  .26       .7  .31
  Recreational products    .1  .02      .2  .03       .1  .02
                         -------------------------------------
    Total                15.9  .33    12.4  .32     13.2  .28
                         -------------------------------------
Revolving charge
   accounts               9.6 1.32     8.4 1.12      8.8 1.41
Wholesale notes           1.2  .14      .6  .07      2.3  .34
Leases                    6.0  .45     3.8  .34      4.1  .44
                         -------------------------------------
    Total               $32.7  .42   $25.2  .39    $28.4  .41
                         =====================================

The balance of retail notes owned (principal plus accrued interest) with any installment 60 days or more past due was $59 million, $54 million and $57 million at April 30, 1999, October 31, 1998 and April 30, 1998, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was
1.21 percent, 1.42 percent and 1.23 percent at April 30, 1999, October 31, 1998 and April 30, 1998, respectively.

During the second quarter and the first six months of 1999, write-offs (net of recoveries) of Receivables and Leases totaled $8.7 million and $15.9 million, respectively, compared with $11.6 million and $18.8 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were .47 percent for the second quarter of 1999 and .45 percent for the first six months of 1999, compared with .69 percent and .57 percent for the same periods last year. Write-offs relating to retail notes decreased 22 percent, or $2.2 million, in the first six months of 1999, when compared with the first six months of 1998, primarily due to decreased write-offs of construction equipment and recreational product retail notes, partially offset by increased write-offs of agricultural equipment retail notes. Wholesale note write-offs decreased $1.0 million in the first six months of 1999 when compared to the same period last year. Lease and revolving charge account write-offs in the first six months of 1999 remained relatively stable when compared to last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $123 million at April 30, 1999, compared with $156 million at October 31, 1998 and $144 million at April 30, 1998. Effective February 1, 1999, the U.S. John Deere agricultural dealer reserve program was modified to evaluate and adjust reserves outstanding quarterly rather than annually under the previous program. In addition, the minimum required reserve for select dealers was adjusted from 3 percent to 2 percent of the aggregate balance outstanding on all installment contracts originated through that dealer. Approximately 48 percent of U.S. John Deere agricultural dealers qualified for the lower reserve program.

The Company's allowance for credit losses on all Receivables and Leases financed totaled $88 million at April 30, 1999, $81 million at October 31, 1998 and $86 million at April 30, 1998. The allowance for credit losses represented 1.13 percent of the total Receivables and Leases financed at April 30, 1999, 1.25 percent at October 31, 1998, and 1.24 percent at April 30, 1998. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing evaluation of loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at April 30, 1999 is sufficient to provide adequate protection against losses.

Year 2000

The Company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include business information systems, mainframe and personal computers, software, the distributed network, facilities systems, the Company's products, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development remediation and testing, production implementation, and contingency plan development for mission critical systems.

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

The Company is assessing the Year 2000 readiness of its critical suppliers and merchants. The Company has surveyed its major suppliers and has surveyed the largest volume generating merchants and is following up as appropriate with prioritization based on mission criticality.

The total cost of the modifications and upgrades including internal costs to date has been immaterial or approximately $5 million pretax since the beginning of 1997. Future costs to become Year 2000 ready are expected to be less than $1 million pretax. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

Although no assurances can be given as to the Company's readiness, particularly as it relates to third parties, based upon the progress to date, the Company does not expect consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on the Company's financial position or results of operation. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party could result in lost revenues or profits. The Company is developing contingency plans, which will be an ongoing activity during 1999, should any Year 2000 failures occur in any to the assessment areas noted above.

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

During the first six months of 1999, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $134 million in the first six months of 1999. Financing activities provided $702 million during the same period, resulting from a $712 million net increase in total borrowings, which was partially offset by $10 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $830 million in the first six months of 1999, primarily due to Receivable and Lease acquisitions exceeding collections by $1,170 million. Cash and cash equivalents increased $5 million during the first six months of 1999.

During the first six months of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $140 million in the first six months of 1998. Financing activities provided $467 million during the same period, resulting from a $492 million net increase in total borrowings, which was partially offset by $25 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $623 million in the first six months of 1998, primarily due to Receivable and Lease acquisitions exceeding collections by $912 million. Cash and cash equivalents decreased $16 million during the first six months of 1998.

Total interest-bearing indebtedness amounted to $6.644 billion at April 30, 1999, compared with $5.516 billion at October 31, 1998 and $5.963 billion at April 30, 1998, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.903 billion at April 30, 1999, compared with $3.417 billion at October 31, 1998 and $3.998 billion at April 30, 1998. Total long-term indebtedness amounted to $2.741 billion, $2.099 billion and $1.965 billion at April 30, 1999, October 31, 1998 and April 30, 1998,
respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.8 to 1, 6.0 to 1 and 7.0 to 1 at April 30, 1999, October 31, 1998 and April 30, 1998,
respectively.

During the first six months of 1999, the Capital Corporation issued $300 million of 6% notes due in 2009, and retired $150 million of 9-5/8% subordinated notes, $97 million of 5% Swiss franc bonds and $200 million of 6% notes all due in the first six months of 1999. The Capital Corporation also issued $1,200 million and retired $450 million of medium-term notes during the same period.

At April 30, 1999, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.528 billion of unsecured lines of credit with various banks in North America and overseas, $1.079 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion expiring on February 24, 2003. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Capital Corporation declared and paid a cash dividend of $5 million to John Deere Credit Company in each of the first two quarters of 1999. John Deere Credit Company paid comparable dividends to Deere & Company. On June 4, 1999, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on June 15, 1999.



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

            (b) Reports on Form 8-K.

                Current report on Form 8-K dated February 16,
                1999 (Item 7).

                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JOHN DEERE CAPITAL CORPORATION



Date: June 9, 1999           By:/s/ Nathan J. Jones
                                ------------------------------
                                 Nathan J. Jones
                                 Senior Vice President and
                                 Principal Financial Officer

                    INDEX TO EXHIBITS



Exhibit

(12)  Computation of ratio of earnings to fixed charges

(27)  Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 1999---(Securities and Exchange
      Commission file number 1-4121*).



__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.