Form 10-Q
period 1999-07-31
DEERE JOHN CAPITAL CORP
filed 1999-09-03
CIK 27673

===============================================================
                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                           FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1999

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

        At July 31, 1999, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

        The registrant meets the conditions set forth in
General Instruction H(1)(a) and (b) of Form 10-Q and is
therefore filing this Form with certain reduced disclosures as permitted by those instructions.
=============================================================

                PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------
      John Deere Capital Corporation and Subsidiaries
  Statements of Consolidated Income and Retained Earnings
                           (Unaudited)
                          (in millions)

                          Three Months        Nine Months
                              Ended               Ended
                             July 31,            July 31,
                         1999      1998      1999      1998
                         -----------------------------------------
Revenues
  Finance income earned
    on retail notes        $ 100.7   $ 112.1   $ 304.4    $ 323.7
  Lease revenues              69.7      51.1     192.6      135.6
  Revolving charge
    account income            31.8      30.4      85.5       80.3
  Finance income earned
    on wholesale notes        18.0      15.8      52.4       44.1
  Securitization and
    servicing fee income       7.6       6.4      23.2       20.8
  Net gain on retail
    notes sold                22.4       4.3      37.7       16.9
  Interest income from
    short-term investments     1.4       1.9       6.0        6.9
  Other income                 9.8       4.4      17.4        9.8
- ----------------------------------------------------------------
      Total revenues         261.4     226.4     719.2      638.1
- ----------------------------------------------------------------
Expenses
  Interest expense            91.2      95.3     269.6      274.7
  Operating expenses:
   Administrative and
     operating expenses       33.4      29.1      94.5       84.1
   Provision for credit
     losses                   15.3       7.9      41.2       32.4
   Fees paid to John Deere     1.8       2.4       7.9        8.3
   Depreciation of equipment
     on operating leases      43.2      30.3     117.0       79.1
- -----------------------------------------------------------------
  Total operating
    expenses                  93.7      69.7     260.6      203.9
- -----------------------------------------------------------------
  Total expenses             184.9     165.0     530.2      478.6
- -----------------------------------------------------------------
Income of consolidated group
  before income taxes         76.5      61.4     189.0      159.5
Provision for income taxes    26.0      21.6      65.2       56.2
- -----------------------------------------------------------------
Income of consolidated group  50.5      39.8     123.8      103.3
Equity in income (loss) of
  unconsolidated affiliates    (.3)       .1        .3         .1
- -----------------------------------------------------------------
Net income                 $  50.2   $  39.9   $ 124.1    $ 103.4
Cash dividends declared       (5.0)    (12.5)    (15.0)     (37.5)
Retained earnings at
  beginning of period        870.3     743.7     806.4      705.2
- -----------------------------------------------------------------
Retained earnings at
  end of period            $ 915.5   $ 771.1   $ 915.5    $ 771.1
= =================================================================
              See Notes to Interim Financial Statements.
Page 2

         John Deere Capital Corporation and Subsidiaries
                  Consolidated Balance Sheets
                         (Unaudited)
                        (in millions)

                               July 31,    October 31,    July 31,
                                1999         1998           1998
                            ----------------------------------------
Assets
  Cash and cash equivalents  $  167.9    $   191.1       $  175.9
  Receivables and leases:
    Retail notes              4,116.3      3,839.4        4,521.7
    Revolving charge accounts   842.5        751.1          730.6
    Wholesale notes             891.3        803.9          725.8
    Financing leases            263.8        241.8          234.2
- ------------------------------------------------------------------
      Total receivables       6,113.9      5,636.2        6,212.3
  Equipment on operating
    leases - net              1,136.4        891.5          826.2
- ------------------------------------------------------------------
      Total receivables and
        Leases                7,250.3      6,527.7        7,038.5
  Allowance for credit
    Losses                      (80.6)       (81.3)         (86.1)
- ------------------------------------------------------------------
      Total receivables and
        leases - net          7,169.7      6,446.4        6,952.4
- ------------------------------------------------------------------
  Other receivables              95.1        154.8          152.7
  Investment in unconsolidated
    affiliates                    9.5         20.0           18.9
  Other assets                  117.8         54.1           70.8
- ------------------------------------------------------------------
Total Assets                 $7,560.0     $6,866.4       $7,370.7
= ==================================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper         $1,465.8     $1,672.0       $1,968.2
    John Deere                   69.7         59.9          290.6
    Current maturities of
      long-term borrowings    2,084.7      1,678.5        1,997.5
    Other notes payable                        6.8            7.5
- ------------------------------------------------------------------
      Total short-term
        Borrowings            3,620.2      3,417.2        4,263.8
- ------------------------------------------------------------------
 Accounts payable and
   accrued liabilities:
     Accrued interest
       on debt                   60.7         45.5           65.8
     Other payables             285.1        229.7          216.4
- ------------------------------------------------------------------
 Total accounts payable and
   accrued liabilities          345.8        275.2          282.2
- ------------------------------------------------------------------
 Deposits withheld from dealers
   and merchants                121.2        156.4          151.0
- ------------------------------------------------------------------

 Long-term borrowings:
   Senior debt                2,295.3      1,949.2        1,640.3
   Subordinated debt            150.0        150.0          150.0
- ------------------------------------------------------------------
     Total long-term
       Borrowings             2,445.3      2,099.2        1,790.3
- ------------------------------------------------------------------
       Total liabilities      6,532.5      5,948.0        6,487.3
- ------------------------------------------------------------------
 Stockholder's equity
   Common stock, without
     par value  (issued and
     outstanding - 2,500 shares
     owned by John Deere Credit
     Company)                   112.8        112.8          112.8
   Retained earnings            915.5        806.4          771.1
   Cumulative translation
     Adjustment                   (.8)         (.8)           (.5)
- ------------------------------------------------------------------
  Total stockholder's equity  1,027.5        918.4          883.4
- ------------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity       $7,560.0     $6,866.4       $7,370.7
= ==================================================================
           See Notes to Interim Financial Statements
Page 3

          John Deere Capital Corporation and Subsidiaries
              Statements of Consolidated Cash Flows
                          (Unaudited)
                        (in millions)


                                    Nine Months Ended July 31,
                                         1999        1998
                                    --------------------------
Cash Flows from Operating Activities:
  Net income                          $  124.1    $  103.4
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Provision for credit losses         41.2        32.4
      Provision for depreciation         119.1        81.3
     Equity in income of
       unconsolidated affiliates           (.3)        (.1)
     Other                               (13.7)       40.2
- ----------------------------------------------------------------
       Net cash provided by
         operating activities            270.4       257.2
- ----------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and leases
    acquired                          (6,008.2)   (5,591.4)
  Collections of receivables           4,181.2     3,909.8
  Proceeds from sales of receivables   1,344.5       804.9
  Other                                   63.3        41.3
- ----------------------------------------------------------------
       Net cash used for investing
         activities                     (419.2)     (835.4)
- ----------------------------------------------------------------
Cash Flows from Financing Activities:
  Decrease in commercial paper          (259.1)      (23.7)
  Change in receivable/payable with
    John Deere                            10.2       (57.7)
  Change in other notes payable           (6.8)        5.1
  Proceeds from issuance of long-term
    borrowings                         1,750.0       996.0
  Principal payments on long-term
    borrowings                        (1,353.7)     (332.5)
  Dividends paid                         (15.0)      (37.5)
- ----------------------------------------------------------------
       Net cash provided by financing
         activities                      125.6       549.7
- ----------------------------------------------------------------
Net decrease in cash and cash
  equivalents                            (23.2)      (28.5)
Cash and cash equivalents at
  beginning of period                    191.1       204.4
- ----------------------------------------------------------------
Cash and cash equivalents at end of
  period                              $  167.9    $  175.9
= =================================================================
            See Notes to Interim Financial Statements.
Page 4

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

(2) In the third quarter of 1999, the Company sold the yacht retail note portfolio ($107 million principal value) to Republic Security Bank and recognized a gain on the sale of $2.5 million. In addition, the Company sold intangible assets related to this lending activity and recognized a gain of $5.7 million, which is classified in "Other income". The Company continues to offer wholesale financing for yacht products.

(3) In the second quarter of 1999, the Company purchased the remaining 50 percent interest in John Deere Credit Limited (JDCL) located in Gloucester, England from Farming and Agricultural Finance Limited (FAF), a subsidiary of Lombard North Central Plc, for $18 million, which included a premium on portfolios owned by JDCL of $2 million. In addition, the Company acquired an installment receivable portfolio from FAF and began administering a separate receivable portfolio of FAF in exchange for a servicing fee. An additional $2 million was paid representing a premium on
the FAF receivable portfolio.   Both of these premiums will be
amortized to expense over approximately three years. The purchase of JDCL and the acquisition of FAF's receivable portfolio added approximately $437 million to the Company's net agricultural installment portfolio owned at acquisition date.

(4) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(5) The Company's ratio of earnings before fixed charges to fixed charges was 1.83 to 1 for the third quarter of 1999 compared with 1.63 to 1 for the third quarter of 1998. The ratio of earnings before fixed charges to fixed charges was 1.69 to 1 for the first nine months of 1999 and 1.57 to 1 for the first nine months of 1998. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(6) In the first quarter of 1999, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in the Company's equity during the reporting period, except transactions with stockholders of the Company. Comprehensive income for the first nine months of 1999 and 1998 consisted of the following in millions of dollars:

                            Three Months Ended  Nine Months Ended
                                July 31,             July 31,
                            --------------------------------------
                             1999      1998       1999      1998
                            --------------------------------------
   Net income               $50.2     $39.9     $124.1    $103.4
   Change in cumulative
     translation adjustment   (.9)      (.2)                 (.3)
                            --------------------------------------
   Comprehensive income     $49.3     $39.7     $124.1    $103.1
                            ======================================


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Results of Operations

Net income was $50.2 million in the third quarter and $124.1 million for the first nine months of 1999, compared with $39.9 million and $103.4 million for the same periods last year. The 1999 third quarter and year-to-date results benefited from higher gains on the sale of retail notes, the sale of the yacht retail note portfolio and related intangibles (see Note 2 to the Interim Financial Statements), and higher income on a 6 percent increase in the average balance of Receivables and Leases financed during the first nine months.

Revenues totaled $261.4 million and $719.2 million for the third quarter and for the first nine months, respectively, of 1999, compared to $226.4 million and $638.1 million for the same periods a year ago. Finance income earned on retail notes totaled $304.4 million for the first nine months of 1999, compared to $323.7 million for the same period in 1998. This decrease was primarily the result of a 7 percent lower average retail note portfolio outstanding due to recreational product retail note sales over the last twelve months. Lease revenues increased $57.0 million, to $192.6 million in the first nine months of 1999, from $135.6 million in the first nine months of 1998, due to a 46 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes increased $8.3 million, to $52.4 million for the first nine months of 1999, from $44.1 million in the first nine months of 1998. This increase was primarily the result of continued growth in the financing for inventories of John Deere construction equipment, used agricultural equipment, recreational vehicles and yachts. Revolving charge account income increased $5.2 million, to $85.5 million for the first nine months of 1999, from $80.3 million in
the first nine months of 1998.   This increase was primarily due to
growth in the agricultural operating loan portfolio.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $22.4 million and $37.7 million for the third quarter and for the first nine months of 1999, compared to $4.3 million and $16.9 million for the same periods a year ago. The third quarter and year-to-date increases were primarily related to the increased sale of recreational vehicle, agricultural and construction retail notes compared to the same periods last year. The sale of the yacht retail note portfolio on July 30, 1999 also contributed to the third quarter and year-to-date increases (see
Note 2 to the Interim Financial Statements). Additional sales of retail notes are expected to be made in the future.

Interest expense totaled $91.2 million for the third quarter of 1999 and $269.6 million for the first nine months of 1999, compared to $95.3 million and $274.7 million for the same periods in 1998. This decrease in the first nine months of 1999 was primarily due to a reduction in the weighted average annual interest rate incurred on all interest-bearing borrowings from 6.13 percent for the first nine months of 1998 to 5.83 percent for the first nine months of 1999. This decrease was mostly offset by higher average borrowings of $6.068 billion in the first nine months of 1999, compared to $5.836 billion in the first nine months of 1998.

Administrative and operating expenses were $33.4 million in the third quarter of 1999 and $94.5 million for the first nine months of 1999, compared with $29.1 million and $84.1 million for the same periods in 1998. These increases were attributable to the costs associated with administering a larger Receivables and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes. Depreciation of equipment on operating leases increased to $43.2 million in the third quarter of 1999 and $117.0 million for the first nine months of 1999, compared to $30.3 million and $79.1 million for the same periods in 1998, as a result of the increase in operating leases financed.

During the third quarter and the first nine months of 1999, the provision for credit losses totaled $15.3 million and $41.2 million, respectively, compared with $7.9 million and $32.4 million in the same periods last year. This increase in the provision for credit losses for the first nine months of 1999 was primarily the result of an increase in the average portfolio of Receivables and Leases financed as well as higher write-offs on the owned portfolio. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was 0.84 percent for the third quarter of 1999 and 0.77 percent for the first nine months of 1999, compared with 0.45 percent and 0.64 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                               Three Months
                              Ended July 31,
                               1999    1998     $ Change % Change
                             --------------------------------------
Retail notes:
  Agricultural equipment*       $431    $565       $(134)    (24)%
  Construction equipment         185     123          62      50
  Lawn and grounds care
    equipment                     87      71          16      23
  Recreational products           77     106         (29)    (27)
                             ------------------------------

   Total                         780     865         (85)    (10)
                             ------------------------------
Revolving charge accounts        601     535          66      12
Wholesale notes                  416     403          13       3
Financing leases                  47      43           4       9
Equipment on operating
  leases                         147     155          (8)     (5)
                             --------------------------------
   Total                      $1,991  $2,001        $(10)      0
                             ================================

                              Nine Months
                             Ended July 31,
                               1999     1998   $ Change  % Change
                             --------------------------------------
  Retail notes:
    Agricultural equipment*  $1,935   $2,010       $(72)     (4)%
    Construction equipment      414      329         85      26
    Lawn and grounds care
     equipment                  188      138         47      34
    Recreational products       256      271        (15)     (6)
                            ------------------------------
     Total                    2,793    2,748         45       2
                            ------------------------------
  Revolving charge accounts   1,414    1,232        182      15
  Wholesale notes             1,226    1,077        149      14
  Financing leases              103       95          8       8
  Equipment on operating
    leases                      465      439         26       6
                            -------------------------------
      Total                  $6,001   $5,591       $410       7
                            ===============================
*Does not include the acquisition of JDCL or FAF installment portfolios. (See Note 3 to the Interim Financial Statements.)

Retail note volumes, excluding the acquisition of the JDCL and FAF installment portfolios, increased by $45 million for the first nine months of 1999 compared to the first nine months of 1998, primarily due to increases in the construction and lawn and grounds care equipment retail note volumes. However, the agricultural retail note volumes declined in the third quarter and the first nine months of 1999 due to the weakening of the U.S. agricultural market. Recreational product retail note volumes also declined in the third quarter and the first nine months of 1999 primarily due to lower acceptances in the yacht market. (See Note 2 to the Interim Financial Statements.)

Revolving charge volumes increased due to the strong demand for the Farm Plan and John Deere Credit Revolving Plan products and operating loans offered to agricultural customers. Wholesale note volumes increased significantly during the first nine months of 1999 primarily due to higher construction equipment floor planning notes, recreational vehicle and yacht wholesale notes, and a used agricultural equipment floor planning program introduced in April 1998. Operating lease volumes increased in the first nine months over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

Total Receivables and Leases held were as follows (in millions of dollars):

                              July 31,    October 31,    July 31,
                                1999         1998          1998
                             --------------------------------------
Retail notes:
  Agricultural equipment*      $3,191       $2,285       $2,800
  Construction equipment          434          703          682
  Lawn and grounds care
    equipment                     333          270          256
  Recreational products           158          581          783
                               ------------------------------------
    Total                       4,116        3,839        4,521
                               ------------------------------------
  Revolving charge accounts       843          751          731
  Wholesale notes                 891          804          726
  Financing leases                264          242          234
  Equipment on operating
    leases                      1,136          892          826
                               ------------------------------------
 Total                         $7,250       $6,528       $7,038
                               ====================================

* Agricultural equipment retail notes at July 31, 1999 include the JDCL and FAF installment portfolio balances. (See Note 3 to the Interim Financial Statements.)

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

                               July 31,  October 31,   July 31,
                                 1999        1998        1998
                              -----------------------------------
Receivables and Leases administered:
  Receivables and Leases owned
    by the Company               $7,250     $6,528      $7,038
  Retail notes sold and
    securitized (with limited
    recourse)*                    1,658      1,812       1,246
  Retail notes sold
    (without recourse)**            511        376         183
  Receivables serviced
    (without recourse)***            52
                               -----------------------------------
Total Receivables and Leases
  Administered                   $9,471     $8,716      $8,467
                               ===================================

* The Company's maximum exposure under all retail note recourse provisions at July 31, 1999, October 31, 1998 and July 31, 1998 was $170 million, $184 million and $169 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At July 31, 1999, the maximum exposure under these agreements was approximately $8 million.

**    On recreational product retail note sales, the Company
continues to administer the portfolio outstanding for a fee until the servicing rights are assumed by their owner. The Company anticipates the servicing relationship will terminate within twelve months from the date of sale.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of FAF. These servicing rights were obtained in conjunction with the Company's acquisition of JDCL. (See Note 3 to the Interim Financial Statements.)

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (in millions of dollars):

                          July 31,    October 31,    July 31,
                            1999        1998           1998
                          $      %     $       %     $      %
                         ----------------------------------------
Retail notes:
  Agricultural equipment $11.2  .35%   $9.5    .42%   $8.6  .31%
 Construction equipment    2.2  .51     2.0    .28     2.0  .29
 Lawn and grounds care
   equipment                .8  .24      .7    .26      .7  .29
 Recreational products      .1  .06      .2    .03      .2  .02
                         -----------------------------------------
   Total                  14.3  .35    12.4    .32    11.5  .25
                         -----------------------------------------
Revolving charge accounts  8.4 1.00     8.4   1.12     7.2  .98
Wholesale notes            1.8  .20      .6    .07     1.3  .18
Leases                     6.4  .46     3.8    .34     3.4  .32
                         -----------------------------------------
  Total                  $30.9  .43   $25.2    .39   $23.4  .33
                         =========================================

The balance of retail notes owned (principal plus accrued interest) with any installment 60 days or more past due was $54 million, $54 million and $46 million at July 31, 1999, October 31, 1998 and July 31, 1998, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of ending retail notes receivable was 1.30 percent, 1.42 percent and
1.02 percent at July 31, 1999, October 31, 1998 and July 31, 1998, respectively. Increases in past due leases are primarily in the agricultural and construction portfolios.

During the third quarter and the first nine months of 1999, write-offs (net of recoveries) of Receivables and Leases totaled $11.1 million and $27.0 million, respectively, compared with $4.5 million and $23.3 million in the same periods last year. Annualized write-offs, as a percentage of the total average portfolio outstanding, were 0.62 percent for the third quarter of 1999 and 0.50 percent for the first nine months of 1999, compared with 0.26 percent and
0.46 percent for the same periods last year. Write-offs relating to retail notes increased 21 percent, or $2.4 million, in the first nine months of 1999, when compared with the first nine months of 1998, primarily due to increased write-offs of agricultural equipment retail notes, partially offset by decreased write-offs of construction equipment and recreational product retail notes. Lease write-offs increased $.8 million in the first nine months of 1999 when compared to last year primarily due to higher write-offs on agricultural leases. Revolving charge account write-offs increased $1.1 million in the first nine months of 1999 when compared to last year primarily due to higher write-offs on agricultural accounts. Wholesale note write-offs decreased $.7 million in the first nine months of 1999 when compared to the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $121 million at July 31, 1999, compared with $156 million at October 31, 1998 and $151 million at July 31, 1998. Effective February 1, 1999, the U.S. John Deere agricultural dealer reserve program was modified to evaluate and adjust reserves outstanding quarterly rather than annually under the previous program. In addition, the minimum required reserve for select dealers was adjusted from 3 percent to 2 percent of the aggregate balance outstanding on all installment contracts originated through that dealer. Approximately 48 percent of U.S. John Deere agricultural dealers qualified for the lower reserve program.

The Company's allowance for credit losses on all Receivables and Leases financed totaled $81 million at July 31, 1999, $81 million at October 31, 1998 and $86 million at July 31, 1998. The allowance for credit losses represented 1.11 percent of the total Receivables and Leases financed at July 31, 1999, 1.25 percent at October 31, 1998, and 1.22 percent at July 31, 1998. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, has declined during the last twelve months due to an ongoing evaluation of loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at July 31, 1999 is sufficient to provide adequate protection against losses.

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

The Company is on schedule to become Year 2000 ready with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Approximately 99 percent of the Company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The Company's goal has been to have all mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal appear realistic. The Company has initiated information and infrastructure systems modifications in its effort to ensure that both information technology (IT) and non-IT systems are compliant.
The Company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide written certification that their products are Year 2000 compliant and have been tested accordingly. In some instances, the Company is independently testing this software. The Company is working with suppliers to confirm embedded systems are compliant and perform the necessary testing.

The Company is assessing the Year 2000 readiness of its critical suppliers and merchants. The Company has surveyed its major suppliers and has surveyed the largest volume generating merchants and is following up as appropriate with prioritization based on mission criticality.

The total cost of the modifications and upgrades including internal costs to date has been immaterial or approximately $5 million pretax since the beginning of 1997. Future costs to become Year 2000 ready are expected to be less than $1 million pretax. These costs are expensed as incurred and do not include the cost of scheduled replacement hardware or software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

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

Euro Conversion

The Company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations. The transition period for this change is January 1, 1999 through January 1, 2002. The Company's affected suppliers, distribution network and financial institutions have been contacted and to date the currency change has not had a significant impact on these relationships. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments, including derivatives, are not expected to be material.

Safe Harbor Statement

Statements under the "Year 2000" heading and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other John Deere and Company filings with the Securities and Exchange Commission

Capital Resources and Liquidity

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

During the first nine months of 1999, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $270 million in the first nine months of 1999. Financing activities provided $126 million during the same period, resulting from a $141 million net increase in total borrowings, which was partially offset by $15 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $419 million in the first nine months of 1999, primarily due to Receivable and Lease acquisitions exceeding collections by $1,827 million, which was partially offset by the $1,345 million in proceeds from the sale of receivables. Cash and cash equivalents decreased $23 million during the first nine months of 1999.

During the first nine months of 1998, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $257 million in the first nine months of 1998. Financing activities provided $550 million during the same period, resulting from a $588 million net increase in total borrowings, which was partially offset by $38 million in dividend payments to John Deere Credit Company. Net cash used for investing activities totaled $835 million in the first nine months of 1998, primarily due to Receivable and Lease acquisitions exceeding collections by $1,682 million, which was partially offset by the $805 million in proceeds from the sale of receivables. Cash and cash equivalents decreased $29 million during the first nine months of 1998.

Total interest-bearing indebtedness amounted to $6.065 billion at July 31, 1999, compared with $5.516 billion at October 31, 1998 and $6.054 billion at July 31, 1998, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.620 billion at July 31, 1999, compared with $3.417 billion at October 31, 1998 and $4.264 billion at July 31, 1998. Total long-term indebtedness amounted to $2.445 billion, $2.099 billion and $1.790 billion at July 31, 1999, October 31, 1998 and July 31, 1998, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.9 to 1, 6.0 to 1 and 6.9 to 1 at July 31, 1999, October 31, 1998 and July 31, 1998, respectively.

During the first nine months of 1999, the Capital Corporation issued $300 million of 6% notes due in 2009, and retired $150 million of 9-5/8% subordinated notes, $97 million of 5% Swiss franc bonds, $200 million of 6% notes and $200 million of 6.3% notes all due in the first nine months of 1999. The Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, also retired $67 million of long-term debt due in 1999. The Capital Corporation issued $1,450 million and retired $640 million of medium-term notes during the same period.

At July 31, 1999, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.527 billion of unsecured lines of credit with various banks in North America and overseas, $2.588 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3.500 billion expiring on February 24, 2003. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

The Capital Corporation declared and paid a cash dividend of $5 million to John Deere Credit Company in each of the first three quarters of 1999. John Deere Credit Company paid comparable dividends to Deere & Company. On August 27, 1999, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on September 7, 1999.



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

           (a)Exhibits.

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

           (b)Reports on Form 8-K.

           Current report on Form 8-K dated May 18, 1999 (Items 5 and 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JOHN DEERE CAPITAL CORPORATION


Date: September 3, 1999          By: /s/ Nathan J. Jones
                                     --------------------------------
                                         Nathan J. Jones
                                         Senior Vice President and
                                         Principal Financial Officer

                        INDEX TO EXHIBITS



Exhibit

(12)   Computation of ratio of earnings to fixed charges

(27)   Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended July 31, 1999 --(Securities and Exchange
       Commission file number 1-4121*).




__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.