Form 10-K
period 1999-10-31
DEERE JOHN CAPITAL CORP
filed 2000-01-25
CIK 27673

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2386361 (IRS employer identification number)
1 East First Street, Suite 600 Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)	(702) 786-5527 (Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class 5.35% Notes Due 2001 8 5/8% Subordinated Debentures Due 2019	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At January 1, 2000, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1. Business.

The Company

    John Deere Capital Corporation (Capital Corporation) and its subsidiaries: Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation, Senstar Capital Corporation, Arrendadora John Deere, S.A. de C.V. (Mexico), John Deere Credit Limited (Australia), John Deere Credit Group Plc and John Deere Credit Limited (United Kingdom), are collectively called the Company. Growcash Limited (United Kingdom) and John Deere Credit S.A.S. (France), both joint ventures, and John Deere Credit—Germany, a partnership, offer equipment financing and operating loan products within the United Kingdom, France and Germany, respectively, and are considered unconsolidated affiliates of the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation.

    The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction, and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction, commercial and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or leading farm input providers in the agricultural, construction and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

    The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 2000, the Company had 1,307 full-time and part-time employees.

Business of John Deere

    John Deere's operations are categorized into four major business segments:

      John Deere's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment—including tractors; combine, cotton, and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

      John Deere's worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry—including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters.

      John Deere's worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses—including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

      The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

      The credit segment includes the operations of the Company (described herein), John Deere Credit Company and John Deere Credit Inc. (Canada), and primarily finances sales and leases by John Deere dealers of new and used equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail and commercial revolving charge accounts.

    In response to a recent accounting pronouncement, John Deere's segments have been redefined to coincide with its internal organizational structure, the way the operations are managed and evaluated by management and materiality considerations. The manufacture and distribution of engines and drivetrain components for the original equipment manufacturer market, previously aggregated with the construction equipment segment, are now allocated to all three major equipment segments. In addition, the operations of certain units involved in the development and marketing of special technologies, which were previously aggregated with the agricultural equipment and the commercial and consumer equipment segments, have been aggregated and included with the health care and insurance operations in the "Other" category, as they do not meet the materiality threshold included in the new accounting standard. The insurance operations were sold in 1999.

    John Deere's net income in 1999 totaled $239 million, or $1.02 per share diluted ($1.03 basic), compared with last year's net income of $1,021 million, or $4.16 per share diluted ($4.20 basic). The decline in profits was largely due to a continuation of weak demand for agricultural equipment caused by depressed farm commodity prices. Cash flow from operations, however, was higher due to a reduction in worldwide agricultural equipment receivables of approximately $800 million, and a decline in construction equipment receivables of approximately $200 million. During the year, John Deere implemented aggressive production schedule reductions in order to help balance receivables and inventories with forecasted levels of demand.

    John Deere's net sales and revenues decreased 15 percent to $11,751 million in 1999, compared with $13,822 million in 1998. Net sales of John Deere's equipment operations decreased 19 percent in 1999 to $9,701 million from $11,926 million last year. Overseas net sales were $2,678 million for the year, compared with $3,049 million in 1998. Overall, John Deere's worldwide physical volume of sales decreased 18 percent for the year.

Outlook for John Deere

    Agricultural Equipment.  As a result of continued weakness in farm commodity prices, industry retail sales of farm machinery in North America are currently expected to be off by 5 to 10 percent next year. Declines of a similar nature are expected in other major markets. At the same time, farmers are in relatively good financial condition due to higher government payments. In light of this outlook, John Deere has adopted a cautious approach, expecting sales and production volumes to trail prior-year levels early in 2000, but to be higher for the full year. The anticipated rise in sales is due to production being increased to track more closely with retail demand than in 1999. Sales are also expected to benefit from a positive response to several important new products.

    Construction Equipment.  Although higher interest rates and lower housing starts are expected to result in a moderate slowdown in industry sales of construction equipment next year, John Deere expects to have higher sales in the year 2000 due largely to an expanded product line. John Deere sales in the early part of the year, however, are expected to be lower as a result of a continuation of dealer inventory adjustments. Made in conjunction with the Estimate to Cash initiative, these reductions should place John Deere in a favorable inventory position going into fiscal 2000. Industry inventory levels, however, are a source of concern with respect to price realization.

    Commercial and Consumer Equipment.  Following strong gains this year, retail demand for John Deere's commercial and consumer equipment is expected to achieve further growth next year, assuming normal weather patterns and a continuation of current economic conditions. These operations are expected to benefit from market-share growth, positive customer response to new products and continued international expansion.

    Credit Operations.  Credit should continue to benefit from a larger receivable and lease portfolio next year. However, higher growth expenditures, lower gains on the sale of retail notes and a weakened agricultural economy are expected to keep pressure on margins and bring about a sizable reduction in overall results.

    Based on these conditions, John Deere's worldwide physical volume of sales is currently expected to increase by approximately 10 percent for the year 2000. First-quarter physical volumes are expected to be slightly higher than in the comparable 1999 period. However, the mix of sales is expected to deteriorate and put significant downward pressure on profits for the first quarter.

    Despite the lower 1999 results, John Deere has put itself in position to benefit from an upturn in the farm economy, whenever it occurs. At the same time, John Deere remains on track with its product development plans, and numerous growth, quality, technology and Internet-related initiatives. In addition, John Deere fulfilled its 1999 goal of generating strong cash flow and is setting the stage for markedly better results once the agricultural economy starts moving ahead and as other business opportunities take shape.

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

    Deere & Company has an agreement with the Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1999 and 1998, the Company's ratios were 1.64 to 1 and 1.63 to 1, respectively, and never less than 1.05 to 1 for any fiscal quarter. Deere & Company also has committed to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

Description of Receivables and Leases

    Receivables and Leases arise mainly from retail sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and wholesale notes receivable. The great majority of these Receivables and Leases are derived from retail sales and leases of agricultural equipment, construction equipment and commercial and consumer equipment sold by John Deere dealers.

    The Company also provides retail sales financing through dealers and directly to customers of certain unrelated manufacturers of recreational vehicles. Recreational product retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the acquisition volumes, margins and collectibility of recreational product retail notes are affected by economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, that are different from those affecting retail notes arising from the sale of John Deere equipment. Recreational product retail notes are acquired from more than 650 recreational vehicle dealers and directly from some customers. The Company continuously sells recreational vehicle retail note portfolios to several outside financial institutions. These portfolio sales typically require an immediate release of servicing by the Company.

    Through the acquisition of Senstar Capital Corporation and its subsidiaries, the Company holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment. See Note 1 to the Consolidated Financial Statements.

    The Company offers several revolving charge products. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of lawn and grounds care equipment. Through its Farm Plan™ product, the Company finances revolving charge accounts offered by approximately 4,500 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. These loans are secured by the crops being grown. Additionally, the Company provides production loans directly to farmers for their total operating needs. These loans are secured by crops and equipment. The PowerPlan® revolving charge account is used by commercial customers to finance the purchase of parts and service work performed at John Deere construction dealers. The Company also offers insured international export financing products to select customers. See Note 2 to the Consolidated Financial Statements under "Revolving Charge Accounts Receivable."

    The Company finances wholesale inventories owned by approximately 490 dealers of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, construction, and recreational product retail notes. See Note 2 to the Consolidated Financial Statements under "Wholesale Notes Receivable."

    The Company requires theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customer may, at his expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on goods securing wholesale notes and can be purchased through the Company or from other sources. Insurance is not required for goods purchased pursuant to revolving charge accounts.

    Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in Note 2 to the Consolidated Financial Statements.

    In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. Acceptability and servicing of retail notes, wholesale notes and leases, according to the finance plans and retail terms, including any waiver of conformity with such plans and terms, is determined by Company personnel. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting retail notes, wholesale notes, revolving charge accounts and leases. The Company normally makes all routine collections, settlements and repossessions on Receivables and Leases.

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

Finance Rates on Retail Notes

    As of October 31, 1999 and 1998, approximately 49 percent and 45 percent of the retail notes held by the Company bore a variable finance rate, respectively. With the exception of agricultural retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

    Due to prepayments (often from trade-ins and refinancings), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	1999	1998	1999	1998
Retail notes	65	54	26	25

New equipment:
Agricultural equipment	57	56	25	23

Construction equipment	45	46	30	30

Lawn and grounds care equipment	47	47	25	26

Recreational products	188	178	30	49

Used equipment:
Agricultural equipment	57	55	24	23

Construction equipment	44	43	25	26

Lawn and grounds care equipment	52	53	27	29

Recreational products	171	162	22	34

Leases	44	44	34	31

    The average original term for recreational products is longer than for other equipment notes because of customer preferences and industry convention.

Competition

    The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, construction equipment, and commercial and consumer equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 1999.

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

    Retail sales financing outside the United States is affected by a diversity of laws, customs and regulations.

Item 2. Properties.

    The Company's properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin, and leased office space in Reno, Nevada; West Des Moines, Iowa; Pittsburgh, Pennsylvania; Bloomington, Illinois; Brisbane, Australia; Gloucester, England; and Monterrey, Mexico.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $75 million in 1999 and $50 million in 1998. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 2000, the Capital Corporation declared and paid a dividend of $5 million to John Deere Credit Company which, in turn, paid a dividend of $5 million to Deere & Company.

Item 6. Selected Financial Data.

    Omitted pursuant to instruction I(2).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  1999 Compared with 1998

    Consolidated net income for the fiscal year ended October 31, 1999 was $153 million compared with $151 million in 1998. Results for 1999 reflect increased income on a 5 percent higher average balance of Receivables and Leases financed, a reduction in leverage position and a gain on the sale of the yacht retail note portfolio and related intangibles, partially offset by lower financing spreads, higher receivable write-offs and higher operating expenses. The ratio of earnings to fixed charges was 1.64 to 1 for 1999 compared with 1.63 to 1 for 1998.

    Revenues totaled $959 million in 1999 compared to $887 million a year ago. Revenues increased primarily due to a 5 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $396 million in 1999 compared to $431 million in 1998. This decrease was primarily due to a 56 percent decrease in the average balance of recreational product retail notes financed. Lease revenues increased $78 million, to $270 million in 1999, from $192 million in 1998, primarily due to a 42 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale notes increased $11 million, to $72 million in 1999, from $61 million earned in 1998 primarily as a result of the continued growth in the financing for inventories of construction equipment, yachts and recreational vehicles.

    Revenues earned on revolving charge accounts amounted to $120 million in 1999, a 6 percent increase over revenues of $113 million earned during 1998. The increase was primarily due to growth of agricultural production loans in 1999 compared with 1998.

    The net gain on retail notes sold totaled $40 million during 1999 compared with $39 million for 1998. Securitization and servicing fee income totaled $31 million in 1999 compared with $28 million during 1998. Securitization and servicing fee income relates to retail notes sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of retail notes are expected to be made in the future.

    Interest expense totaled $361 million in 1999 compared with $368 million in 1998. Average borrowings were $6.021 billion in 1999 compared with $5.875 billion in 1998, an increase of 2 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings during 1999 was 5.8 percent compared to 6.1 percent in 1998.

    Administrative and operating expenses increased 9 percent from $117 million in 1998 to $128 million in 1999. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes.

    The provision for credit losses was $62 million in 1999 and $46 million in 1998. Total write-offs of Receivables and Leases financed were $40 million during 1999 compared with $32 million in 1998. The increase in write-offs from 1998 primarily related to a $10.5 million increase in agricultural equipment retail note write-offs, partially offset by a $2.8 million decrease in recreational product retail note write-offs.

  Receivables and Leases Acquired and Held

    Acquisition volumes of Receivables and Leases by the Company during 1999 totaled $8.090 billion, an increase of 10 percent compared with volumes of $7.349 billion during 1998. The higher volumes in 1999 resulted mainly from increased volumes of John Deere construction and lawn and grounds care equipment retail notes, revolving charge accounts, wholesale receivables and leases. Receivables and Leases held by the Company at October 31, 1999 totaled $7.231 billion compared with $6.528 billion at October 31, 1998. For the 1999 and 1998 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes*			Balance at October 31,**
	1999	1998	% Change	1999	1998	% Change
Retail notes:
Agricultural equipment	$2,489.4	$2,482.0	0%	$2,602.4	$2,284.8	14%
Construction equipment	641.2	461.8	39	611.5	703.5	(13)
Lawn and grounds care equipment	250.9	188.8	33	346.7	269.7	29
Recreational products	326.3	354.4	(8)	155.6	581.4	(73)

Total	3,707.8	3,487.0	6	3,716.2	3,839.4	(3)
Revolving charge accounts	1,907.6	1,685.9	13	900.6	751.1	20
Wholesale notes	1,683.9	1,483.1	14	957.2	803.9	19
Financing leases	149.3	136.4	9	402.2	241.8	66
Equipment on operating leases	641.8	556.6	15	1,254.8	891.5	41

Total	$8,090.4	$7,349.0	10	$7,231.0	$6,527.7	11

*
Does not include the acquisition of John Deere Credit Limited (JDCL), Farming and Agricultural Finance Limited (FAF) and Senstar Capital Corporation (Senstar) installment, lease and revolving charge balances. (See Note 1 to the Consolidated Financial Statements.)

**
Agricultural equipment retail notes at October 31, 1999 include the JDCL and FAF balances. Construction equipment retail notes, revolving charge accounts, financing leases and equipment on operating leases include the Senstar balances. (See Note 1 to the Consolidated Financial Statements.)

    Retail note volumes increased by approximately $221 million in 1999 compared with 1998, primarily due to an increase in the volumes of construction equipment and lawn and grounds care equipment retail notes. However, agricultural retail note volumes remained relatively unchanged in 1999 due to the weakening of the U.S. agricultural market. Recreational products retail note volumes declined in 1999 primarily due to decreases in yacht installment financing. (See Note 1 to the Consolidated Financial Statements.)

    Revolving charge account volumes increased primarily due to the increased demand for agricultural production loans, Farm Plan and John Deere Credit Revolving Plan products. Wholesale note volumes increased significantly in 1999 primarily due to higher recreational vehicle and yacht wholesale notes, construction equipment floor planning notes, and a used agricultural equipment floor plan program introduced in April 1998. Operating lease volumes increased in 1999 due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

    Retail notes receivable decreased primarily due to the Company selling retail notes, receiving proceeds of $2.281 billion during 1999 compared to $1.738 billion during 1998. This decrease was partially offset by retail note acquisition volumes exceeding collections during 1999 and the acquisition of JDCL, FAF and Senstar installment portfolios. Additional information is presented in Note 2 to the Consolidated Financial Statements.

    Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 1999	October 31, 1998
Receivables and Leases administered:
Receivables and Leases owned by the Company	$7,231.0	$6,527.7
Retail notes sold and securitized (with limited recourse)*	2,274.9	1,812.1
Retail notes sold (without recourse)**	117.9	376.4
Receivables serviced (without recourse)***	46.1

Total Receivables and Leases administered	$9,669.9	$8,716.2

*
The Company's maximum exposure under all retail note recourse provisions at October 31, 1999 and 1998 was $161 million and $181 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 1999, the maximum exposure under these agreements was approximately $8 million.

**
On recreational product retail note sales, the Company continues to administer the portfolio outstanding for a fee until the servicing rights are assumed by their owner.

***
On February 1, 1999, the Company began servicing a receivable portfolio on behalf of FAF. These servicing rights were obtained in conjunction with the Company's acquisition of JDCL. (See Note 1 to the Consolidated Financial Statements).

    Retail notes bearing variable finance rates totaled 49 percent of the total retail note portfolio at October 31, 1999, compared with 45 percent at October 31, 1998.

    Total Receivable and Lease amounts 60 days or more past due were $30 million at October 31, 1999, compared with $25 million at October 31, 1998. These past due amounts represented .41 percent and .39 percent of the total Receivables and Leases held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $54 million at both October 31, 1999 and 1998, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.45 percent at October 31, 1999 and 1.42 percent at October 31, 1998. While past due amounts, as a percentage of total Receivables and Leases held, increased in 1999, these amounts compare favorably with historical levels. See Note 3 to the Consolidated Financial Statements for additional information on past dues.

    Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $123 million at October 31, 1999, compared to $156 million at October 31, 1998. During the second quarter of 1999, the U.S. John Deere agricultural dealer reserve program was modified to evaluate and adjust reserves outstanding quarterly rather than annually as under the previous program. In addition, the minimum required reserve for select dealers was adjusted from 3 percent to 2 percent of the aggregate balance outstanding on all installment contracts originated through that dealer. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1999 totaled $84 million and represented 1.2 percent of the total Receivables and Leases financed, compared with $81 million and 1.2 percent, respectively, one year earlier. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, remained relatively unchanged in 1999. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level.

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

    Revenues totaled $887 million in 1998 compared to $754 million in 1997. Revenues increased primarily due to an 11 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $431 million in 1998 compared to $417 million in 1997. Lease revenues increased $74 million, to $192 million in 1998, from $118 million in 1997. Finance income earned on wholesale notes increased $12 million, to $61 million in 1998, from $49 million earned in 1997. Increases in finance income earned on wholesale notes were primarily the result of the continued growth in the financing for inventories of construction, yacht and recreational vehicles.

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

	Fiscal Year Volumes			Balance at October 31,
	1998	1997	% Change	1998	1997	% Change
Retail notes:
Agricultural equipment	$2,482.0	$2,455.2	1%	$2,284.8	$2,556.2	(11%)
Construction equipment	461.8	412.4	12	703.5	660.5	7
Lawn and grounds care equipment	188.8	153.9	23	269.7	215.6	25
Recreational products	354.4	340.9	4	581.4	917.1	(37)

Total	3,487.0	3,362.4	4	3,839.4	4,349.4	(12)
Revolving charge accounts	1,685.9	1,450.4	16	751.1	618.5	21
Wholesale notes	1,483.1	1,158.5	28	803.9	593.4	35
Financing leases	136.4	121.9	12	241.8	214.6	13
Equipment on operating leases	556.6	368.4	51	891.5	527.2	69

Total	$7,349.0	$6,461.6	14	$6,527.7	$6,303.1	4

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

    Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 1998	October 31, 1997
Receivables and Leases administered:
Receivables and Leases owned by the Company	$6,527.7	$6,303.1
Retail notes sold and securitized (with limited recourse)*	1,812.1	1,313.8
Retail notes sold (without recourse)	376.4

Total Receivables and Leases administered	$8,716.2	$7,616.9

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

    Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $156 million at October 31, 1998, compared to $144 million at October 31, 1997. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1998 totaled $81 million and represented 1.2 percent of the total Receivables and Leases financed, compared with $86 million and 1.4 percent, respectively, at October 31, 1997. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, declined in 1998 due to an ongoing evaluation of loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level.

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

    The aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $341 million in 1999. Net cash used for investing activities totaled $225 million in 1999, primarily due to Receivable and Lease acquisitions exceeding collections by $2.582 billion, which was partially offset by the $2.281 billion of proceeds from the sale of receivables. Acquisitions of businesses totaled $59 million in the current year. Financing activities used $158 million during the same period, resulting from a $83 million net decrease in total borrowings and dividend payments totaling $75 million to John Deere Credit Company. Cash and cash equivalents decreased $42 million during 1999. See "Statements of Consolidated Cash Flows."

    Over the past three years, operating activities have provided $911 million in cash. In addition, the sale of receivables provided $4.855 billion and an increase in total net borrowings provided $552 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $6.341 billion, and to pay $200 million in dividends.

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

    Total interest-bearing indebtedness amounted to $6.028 billion at October 31, 1999, compared with $5.516 billion at October 31, 1998, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.526 billion at October 31, 1999 compared with $3.417 billion at October 31, 1998. Total long-term indebtedness amounted to $2.501 billion at October 31, 1999 and $2.099 billion at October 31, 1998. The ratio of total interest-bearing debt to stockholder's equity was 6.0 to 1 at both October 31, 1999 and 1998, respectively.

    The Company maintained unsecured lines of credit with various banks in North America and overseas. See Note 4 to the Consolidated Financial Statements.

    During 1999, the Capital Corporation issued $300 million of 6% notes due in 2009 and $300 million of 7% notes due in 2002, and retired $150 million of 9 5/8% subordinated notes, $97 million of 5% Swiss franc bonds, $200 million of 6% notes and $200 million of 6.3% notes. The Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, also retired $99 million of long-term debt due in 1999. In 1999, the Capital Corporation also issued $1.682 billion and retired $1.031 billion of medium-term notes.

    The Capital Corporation paid cash dividends to John Deere Credit Company of $75 million in 1999 and $50 million in 1998. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of 2000, the Capital Corporation declared and paid a dividend of $5 million to John Deere Credit Company which, in turn, paid a dividend of $5 million to Deere & Company.

Year 2000

    The Company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include information systems, mainframe and personal computers, software, the distributed network, facilities systems, the Company's products, and the readiness of the Company's suppliers and distribution network.

    No public infrastructure problems or any facilities related problems were encountered at the Company's locations during the rollover to the Year 2000. After extensive system verification and testing, the Company's systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 problem. We are continuing to monitor the status of our critical suppliers and merchants in the days and weeks ahead to ensure there are no significant business interruptions.

    The total cost of the modifications and upgrades including internal costs has been approximately $6 million pretax since the beginning of 1997. The future costs for non-mission critical systems to become Year 2000 ready are expected to be less than $.5 million. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

Safe Harbor Statement

    Statements under the "Outlook for John Deere" and "Year 2000" headings above, the "Supplemental Information (Unaudited)" on pages 38 and 39, and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the Deere & Company Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission and filed with this report as Exhibit 99.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    See the information under "Management's Discussion and Analysis" on page 13, the "Financial Instruments" note on page 36, and the supplementary data under "Sensitivity Analysis" on page 39.

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

    (b) Reports on Form 8-K

       Current Report on Form 8-K dated August 17, 1999 (Items 5 and 7).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Each person signing below also hereby appoints Hans W. Becherer, Jon D. Volkert and Michael A. Harring, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

JOHN DEERE CAPITAL CORPORATION
By:	/s/ H. W. BECHERER H. W. Becherer Chairman

Date: January 25, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ H. W. BECHERER H. W. Becherer	Director, Chairman and Principal Executive Officer	January 25, 2000
/s/ JAMES W. EILER James W. Eiler	Director	January 25, 2000
/s/ JAMES R. HESEMAN James R. Heseman	Director	January 25, 2000
/s/ JAMES A. ISRAEL James A. Israel	Director	January 25, 2000
/s/ NATHAN J. JONES Nathan J. Jones	Director, Senior Vice President and Principal Financial Officer	January 25, 2000
/s/ F. F. KORNDORF F. F. Korndorf	Director	January 25, 2000
/s/ R. W. LANE R. W. Lane	Director	January 25, 2000
/s/ PIERRE E. LEROY Pierre E. Leroy	Director	January 25, 2000
/s/ M. P. ORR M. P. Orr	Director	January 25, 2000
/s/ JON D. VOLKERT Jon D. Volkert	Director and President	January 25, 2000
/s/ STEVEN E. WARREN Steven E. Warren	Director, Senior Vice President and Principal Accounting Officer	January 25, 2000

[LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

    We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 1999 and 1998 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Chicago, Illinois

November 23, 1999

Table of Contents

Page
Financial Statements:
John Deere Capital Corporation and Subsidiaries:
Statements of Consolidated Income and Retained Earnings
For the Years Ended October 31, 1999, 1998 and 1997	20
Consolidated Balance Sheets, October 31, 1999 and 1998	21
Statements of Consolidated Cash Flows
For the Years Ended October 31, 1999, 1998 and 1997	22
Notes to Consolidated Financial Statements	23

SCHEDULES OMITTED

    The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

    I, II, III, IV, and V.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

(in millions)

	For the Year Ended October 31,
	1999	1998	1997
Revenues
Finance income earned on retail notes	$395.8	$430.8	$417.4
Lease revenues	269.8	191.9	118.0
Revolving charge account income	120.1	112.8	102.6
Finance income earned on wholesale notes	71.6	61.4	48.9
Securitization and servicing fee income	31.1	28.5	29.7
Net gain on retail notes sold	40.4	38.8	18.8
Interest income from short-term investments	7.4	8.9	10.2
Other income	22.7	14.0	8.7

Total revenues	958.9	887.1	754.3

Expenses
Interest expense	361.0	368.4	326.9
Operating expenses:
Administrative and operating expenses	127.6	116.7	106.5
Provision for credit losses	62.3	46.1	33.2
Fees paid to John Deere	9.9	10.2	8.3
Depreciation of equipment on operating leases	162.4	112.2	68.2

Total operating expenses	362.2	285.2	216.2

Total expenses	723.2	653.6	543.1

Income of consolidated group before income taxes	235.7	233.5	211.2
Provision for income taxes	82.1	82.4	74.0

Income of consolidated group	153.6	151.1	137.2
Equity in income (loss) of unconsolidated affiliates	(.3)	.1	(1.4)

Net income	153.3	151.2	135.8
Cash dividends declared	(75.0)	(50.0)	(75.0)
Retained earnings at beginning of the year	806.4	705.2	644.4

Retained earnings at end of the year	$884.7	$806.4	$705.2

Ratio of earnings to fixed charges	1.64	1.63	1.64

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions)

	October 31,
	1999	1998
Assets
Cash and cash equivalents	$149.4	$191.1
Receivables and leases:
Retail notes	3,716.2	3,839.4
Revolving charge accounts	900.6	751.1
Wholesale notes	957.2	803.9
Financing leases	402.2	241.8

Total receivables	5,976.2	5,636.2
Equipment on operating leases—net	1,254.8	891.5

Total receivables and leases	7,231.0	6,527.7
Allowance for credit losses	(83.6)	(81.3)

Total receivables and leases—net	7,147.4	6,446.4

Other receivables	83.0	154.8
Investments in unconsolidated affiliates	9.5	20.0
Other assets	116.0	54.1

Total Assets	$7,505.3	$6,866.4

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,264.7	$1,672.0
John Deere	117.7	59.9
Current maturities of long-term borrowings	2,137.6	1,678.5
Other notes payable	6.4	6.8

Total short-term borrowings	3,526.4	3,417.2

Accounts payable and accrued liabilities:
Accrued interest on debt	33.1	45.5
Other payables	324.2	229.7

Total accounts payable and accrued liabilities	357.3	275.2

Deposits withheld from dealers and merchants	122.8	156.4

Long-term borrowings:
Senior debt	2,351.1	1,949.2
Subordinated debt	150.0	150.0

Total long-term borrowings	2,501.1	2,099.2

Total liabilities	6,507.6	5,948.0

Stockholder's equity
Common stock, without par value (issued and outstanding—2,500 shares owned by John Deere Credit Company)	112.8	112.8
Retained earnings	884.7	806.4
Accumulated other comprehensive income (loss)—cumulative translation adjustment	.2	(.8)

Total stockholder's equity	997.7	918.4

Total Liabilities and Stockholder's Equity	$7,505.3	$6,866.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(in millions)

	For the year Ended October 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net income	$153.3	$151.2	$135.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	62.3	46.1	33.2
Provision for depreciation	165.4	115.4	71.2
Provision for deferred income taxes	38.1	23.0	.8
Equity in loss (income) of unconsolidated affiliates	.3	(.1)	1.4
Other	(78.3)	(28.1)	19.6

Net cash provided by operating activities	341.1	307.5	262.0

Cash Flows from Investing Activities:
Cost of receivables and leases acquired	(8,090.4)	(7,349.0)	(6,461.6)
Collections of receivables	5,508.4	5,211.7	4,840.3
Proceeds from sales of receivables	2,281.0	1,737.6	836.5
Acquisitions of businesses	(59.2)	(7.2)	(8.1)
Other	135.3	83.8	57.1

Net cash used for investing activities	(224.9)	(323.1)	(735.8)

Cash Flows from Financing Activities:
Change in commercial paper	(650.8)	(319.9)	302.0
Change in receivable/payable with John Deere	63.2	(285.7)	(183.4)
Change in other notes payable	(.3)	4.4	2.4
Proceeds from issuance of long-term borrowings	2,282.0	1,721.0	1,150.0
Principal payments on long-term borrowings	(1,777.0)	(1,067.5)	(688.8)
Dividends paid	(75.0)	(50.0)	(75.0)

Net cash provided by (used for) financing activities	(157.9)	2.3	507.2

Net increase (decrease) in cash and cash equivalents	(41.7)	(13.3)	33.4
Cash and cash equivalents at the beginning of year	191.1	204.4	171.0

Cash and cash equivalents at the end of year	$149.4	$191.1	$204.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

    The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

    John Deere Capital Corporation (Capital Corporation) is a wholly-owned subsidiary of John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation and its subsidiaries, Deere Credit, Inc., Deere Credit Services, Inc., Farm Plan Corporation, John Deere Receivables, Inc., John Deere Funding Corporation, Senstar Capital Corporation, Arrendadora John Deere, S.A. de C.V. (Mexico), John Deere Credit Limited (Australia), John Deere Credit Group Plc and John Deere Credit Limited (United Kingdom), are collectively called the Company. Growcash Limited (United Kingdom) and John Deere Credit S.A.S. (France), both joint ventures, and John Deere Credit—Germany, a partnership, offer equipment financing and operating loan products within the United Kingdom, France and Germany, respectively, and are considered unconsolidated affiliates of the Company. Deere & Company, together with its subsidiaries and affiliates, are collectively called John Deere.

    Retail notes, revolving charge accounts, financing leases, and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

    The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. During 1999, the Company compensated John Deere for originating certain retail notes and leases on John Deere products. John Deere is also reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by John Deere based on utilization of the lines.

    In the second quarter of 1999, the Company purchased the remaining 50 percent interest in John Deere Credit Limited (JDCL) located in Gloucester, England from Farming and Agricultural Finance Limited (FAF), a subsidiary of Lombard North Central Plc, for $18 million, which included a premium on portfolios owned by JDCL of $2 million. In addition, the Company acquired an installment receivable portfolio from FAF and began administering a separate receivable portfolio of FAF in exchange for a servicing fee. An additional $2 million was paid representing a premium on the FAF receivable portfolio. Both of these premiums will be amortized to expense over approximately three years. The purchase of JDCL and the acquisition of FAF's receivable portfolio added approximately $437 million to the Company's Receivables and Leases held at the acquisition date.

    In the third quarter of 1999, the Company sold the yacht retail note portfolio ($107 million principal value) to Republic Security Bank and recognized a gain on the sale of $2.5 million. In addition, the Company sold intangible assets related to this lending activity and recognized a gain of $5.7 million, which is classified in "Other Income." The Company continues to offer wholesale financing for yacht products.

    In the fourth quarter of 1999, the Company acquired Senstar Capital Corporation and its wholly-owned subsidiaries, Senstar Finance Company and SFC Alabama (collectively referred to as Senstar), from SENCORP, for $41 million. Senstar is located in Pittsburgh, Pennsylvania and is primarily a middle-market lessor, but also offers installment and insured international export financing receivable products. Senstar's total assets, stockholder's equity and net income for its year ended March 31, 1999 were $270 million, $30 million and $3 million, respectively. The purchase of the Senstar portfolio added approximately $237 million to the Company's Receivables and Leases held at the acquisition date.

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

Accounting Pronouncements

    In 1999, the Company adopted Financial Accounting Standards Board (FASB) Statements No. 130, Reporting Comprehensive Income (see Note 12), No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 14) and No. 132, Employer's Disclosures about Pensions and Other Post Retirement Benefits (see Note 8). These Statements had no effect on the Company's financial position or results of operations.

    In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new standard, all derivatives will be recorded at fair value in the financial statements. The Company will adopt this statement in fiscal year 2001 and its effect on the Company's financial position or net income is not expected to be material. In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of costs for software developed for internal use, which was previously expensed. The SOP will be adopted in fiscal year 2000 and the effect on the Company's financial position or net income is not expected to be material.

Reclassifications

    Certain amounts for prior years have been reclassified to conform with 1999 financial statement presentations.

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

    Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	1999	1998
Agricultural equipment—new	$1,646.5	$1,338.9
Agricultural equipment—used	1,412.7	1,380.7
Construction equipment—new	615.8	667.0
Construction equipment—used	89.4	132.7
Lawn and grounds care equipment—new	378.8	289.0
Lawn and grounds care equipment—used	31.5	27.5
Recreational products	235.4	941.1

Total	4,410.1	4,776.9

Unearned finance income:
Equipment	(614.0)	(577.9)
Recreational products	(79.9)	(359.6)

Total	(693.9)	(937.5)

Retail notes receivable	$3,716.2	$3,839.4

    Retail notes acquired by the Company during the year ended October 31, 1999 had an estimated average original term (based on dollar amounts) of 65 months. During 1998 and 1997, the estimated average original term was 54 and 66 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 1999, 1998 and 1997 was 26, 25 and 25 months, respectively.

    Retail note installments at October 31 are scheduled as follows (in millions of dollars):

	1999	1998
Due in:
0-12 months	$1,391.4	$1,325.0
13-24 months	1,064.0	1,094.5
25-36 months	813.1	849.7
37-48 months	596.2	590.4
49-60 months	360.0	371.5
Over 60 months	185.4	545.8

Total	$4,410.1	$4,776.9

    Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	4-8 crop years
Monthly payments	20%	48-96 months
Construction equipment:
New	20%	48-60 months
Used	20%	36 months
Lawn and grounds care equipment (new and used):
Seasonal payments	10%	3-6 years
Monthly payments	10%	36-72 months
Recreational products:
New	10%	180 months
Used	10%	144 months

    During 1999, 1998 and 1997, the Company received proceeds of $2.281 billion, $1.738 billion and $837 million, respectively, from the sale of retail notes (including securitized sales). The Company acts as agent for the buyers in collection and administration for a majority of the notes it has sold. All retail notes sold are collateralized by security agreements on the related equipment sold to the customers. The Company's estimated maximum exposure under all retail note recourse provisions at October 31, 1999 and 1998 was $161 million and $181 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 1999 the maximum exposure under these agreements was approximately $8 million. At October 31, 1999, 1998 and 1997, the balance of all retail notes previously sold, but still administered by the Company, was $2.393 billion, $2.189 billion and $1.314 billion, respectively.

    Finance income is recognized over the lives of the notes on the effective-yield basis. During 1999, the average effective yield on retail notes held by the Company was approximately 9.5 percent, compared with 9.6 percent in 1998 and 9.5 percent in 1997. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the notes on the effective-yield basis.

    A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 29 percent in 1999, 23 percent in 1998 and 19 percent in 1997.

    A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company's allowance for credit losses. At the end of each calendar quarter, the balance of each dealer's withholding account in excess of a specified percent (generally 3 percent, 2 percent for select dealers) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. At the end of the Company's fiscal year, any negative balance in the dealer withholding account is written off and absorbed by the Company's allowance for credit losses. There is no withholding of dealer deposits on John Deere construction equipment retail notes or recreational product retail notes.

    The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale notes. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

    Revolving charge account income is generated primarily by three revolving credit products: Farm Plan, the John Deere Credit Revolving Plan and agricultural production loans. Farm Plan is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Agricultural production loans are offered through several leading farm input providers to finance the acquisition of seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances.

    Revolving charge accounts receivable at October 31, 1999 totaled $901 million compared with $751 million at October 31, 1998. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Financing Leases and Equipment on Operating Leases

    The Company leases agricultural, construction, lawn and grounds care and certain other equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term on the effective-yield method. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. Residual values are continually reviewed to determine that estimated amounts are appropriate. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

    Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	1999	1998
Agricultural equipment	$95.4	$69.7
Construction equipment	124.3	117.8
Lawn and grounds care equipment	69.4	56.6
Other equipment*	137.6	13.4

Total	426.7	257.5
Estimated residual values	57.6	21.6
Unearned finance income	(82.1)	(37.3)

Financing leases receivable	$402.2	$241.8

*
Other equipment at October 31, 1999 includes Senstar lease balances. (See Note 1 to the Consolidated Financial Statements.)

    Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	1999	1998
Due in:
0-12 months	$139.9	$96.6
13-24 months	115.1	75.1
25-36 months	84.9	51.4
37-48 months	52.5	25.1
Over 48 months	34.3	9.3

Total	$426.7	$257.5

    The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	1999	1998
Agricultural equipment	$1,010.3	$727.4
Construction equipment	363.7	244.8
Lawn and grounds care equipment	88.3	56.6
Other equipment*	71.3	39.3

Total	1,533.6	1,068.1
Accumulated depreciation	(278.8)	(176.6)

Equipment on operating leases—net	$1,254.8	$891.5

*
Other equipment at October 31, 1999 includes Senstar lease equipment balances. (See Note 1 to the Consolidated Financial Statements.)

    Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	1999	1998
Due in:
0-12 months	$230.4	$170.6
13-24 months	160.1	129.8
25-36 months	72.5	54.7
37-48 months	36.4	24.0
Over 48 months	13.6	5.7

Total	$513.0	$384.8

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

    Wholesale notes receivable totaled $957 million at October 31, 1999 compared with $804 million at October 31, 1998. Generally, the maximum maturity for wholesale notes is 12 months.

Other Receivables

    The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilize the notes as collateral for asset-backed securities issued. Other receivables related to securitizations are recorded at net present value and relate to payments to be received for retained interests. These retained interests are subsequently carried at estimated fair value with changes in fair value included in income. Securitization and servicing fee income includes the interest earned on these retained interests and reimbursed administrative expenses.

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

    An analysis of the allowance for credit losses on total Receivables and Leases follows (in millions of dollars):

	1999	1998	1997
Balance, beginning of the year	$81.3	$85.9	$87.4
Provision charged to operations	62.3	46.1	33.2
Amounts written off	(40.2)	(32.2)	(29.7)
Transfers related to retail note sales	(19.8)	(18.5)	(5.0)

Balance, end of the year	$83.6	$81.3	$85.9

    The allowance for credit losses represented 1.2 percent, 1.2 percent and 1.4 percent of Receivables and Leases financed at October 31, 1999, 1998 and 1997, respectively. In addition, the Company had $123 million, $156 million and $144 million at October 31, 1999, 1998 and 1997, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies

    Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan account and 150 days for a John Deere Credit Revolving Plan account. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. When a wholesale account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with manufacturers for new inventories held by dealers.

    Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

	October 31, 1999		October 31, 1998		October 31, 1997
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$11.7	.45%	$9.5	.42%	$6.8	.27%
Construction equipment	2.1	.34	2.0	.28	2.0	.31
Lawn and grounds care equipment	.8	.23	.7	.26	.6	.28
Recreational products	.1	.06	.2	.03	.3	.03

Total retail notes	14.7	.40	12.4	.32	9.7	.22
Revolving charge accounts	8.9	.99	8.4	1.12	8.3	1.34
Wholesale notes	1.1	.11	.6	.07	2.0	.33
Leases	5.2	.31	3.8	.34	2.0	.27

Total Receivables and Leases	$29.9	.41	$25.2	.39	$22.0	.35

Write-offs

    Total Receivable and Lease write-off amounts, by product and as a percentage of average balances held during the year were as follows (dollars in millions):

	1999		1998		1997
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.9	.47%	$3.3	.11%	$1.5	.05%
Construction equipment	4.6	.76	5.3	.79	3.7	.58
Lawn and grounds care equipment	.1	.01	.6	.25	.2	.12
Recreational products	3.5	.96	6.3	.76	8.0	.90

Total retail notes	22.1	.52	15.5	.33	13.4	.30
Revolving charge accounts	10.6	1.42	11.1	1.75	11.3	2.08
Wholesale notes	1.9	.22	2.0	.33	2.0	.39
Leases	5.6	.43	3.6	.38	3.0	.51

Total Receivables and Leases	$40.2	.56	$32.2	.47	$29.7	.49

Note 4.  Short-Term Borrowings

    On October 31, 1999, short-term borrowings were $3.526 billion, $1.265 billion of which was commercial paper. Short-term borrowings were $3.417 billion on October 31, 1998, $1.672 billion of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from John Deere, which totaled $118 million and $60 million at October 31, 1999 and 1998, respectively. The Capital Corporation pays a market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted average interest rate on total short-term borrowings at October 31, 1999 and 1998, excluding current maturities of long-term borrowings, was 5.4 percent and 5.3 percent, respectively.

    At October 31, 1999, the Company, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.534 billion of unsecured lines of credit with various banks in North America and overseas, $3.479 billion of which was unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, of the Company, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. Included in the total credit lines is a long-term commitment credit agreement, expiring February 24, 2003, for $3.500 billion. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 5.1 to 1 at October 31, 1999 compared to 4.3 to 1 at October 31, 1998. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

    Deere & Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For purposes of these calculations, "earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings before fixed charges to fixed charges was 1.64 to 1, 1.63 to 1 and 1.64 to 1 in 1999, 1998 and 1997, respectively. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

Note 5.  Long-Term Borrowings

    Long-term borrowings of Capital Corporation at October 31 consisted of the following (in millions of dollars):

	1999	1998
Senior Debt:
Medium-term notes due 2000-2007:
Average interest rate of 6.2% as of year end 1999 and 6.4% as of year end 1998	$1,252.0	$1,549.5
Fixed rate notes due up to 2008:
Average rate of 7.2% as of year end 1999	100.9
7% Notes due 2002:
Swapped to variable interest rate of 6.5% as of year end 1999	300.0
6% Notes due 2009:
Swapped to variable interest rate of 5.5% as of year end 1999	300.0
5.35% Notes due 2001	200.0	200.0
5.85% Notes due 2001	200.0	200.0

Total senior debt	2,352.9	1,949.5
Unamortized debt discount	(1.8)	(.3)

Net senior debt	2,351.1	1,949.2

Subordinated Debt:
8 5/8% Subordinated Debentures due 2019	150.0	150.0

Total subordinated debt	150.0	150.0

Total	$2,501.1	$2,099.2

    The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 2000—$2,138, 2001—$1,216, 2002—$656, 2003—$80 and 2004—$1.

Note 6.  Common Stock

    All of Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 1999 or 1998. At October 31, 1999, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 7.  Dividends

    The Capital Corporation paid cash dividends to John Deere Credit Company of $75 million in 1999 and $50 million in 1998. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company.

Note 8.  Pension and Other Retirement Benefits

    The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $2.0 million in 1999, $1.6 million in 1998 and $1.6 million in 1997. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $1.5 million in 1999, $1.0 million in 1998 and $.8 million in 1997. Further disclosure for these plans is included in the notes to the Deere & Company 1999 annual report, which adopted FASB Statement No. 132 in 1999.

Note 9.  Income Taxes

Taxes on Income and Income Tax Credits

    The taxable income of the Company is included in the consolidated United States income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

Deferred Income Taxes

    Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	1999		1998
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowance for credit losses	$33.1		$33.0
Deferred lease income		$71.7		$29.5
Deferred retail note finance income		5.5		7.6
Accrual for retirement and other benefits	4.0		4.2
Securitization income	3.5		1.7
Miscellaneous accruals and other	1.2		.9

Total deferred income tax assets and liabilities	$41.8	$77.2	$39.8	$37.1

    The provision for income taxes consisted of the following (in millions of dollars):

	1999	1998	1997
Current	$44.0	$59.4	$73.1
Deferred	38.1	23.0	.9

Total provision for income taxes	$82.1	$82.4	$74.0

Effective Income Tax Provision

    A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	1999	1998	1997
United States federal income tax provision at a statutory rate of 35 percent	$82.5	$81.7	$73.8
Municipal lease income not taxable	(1.5)	(1.2)	(1.1)
Taxes on foreign income which differ
from the United States statutory rate	(.4)
Other adjustments—net	1.5	1.9	1.3

Total provision for income taxes	$82.1	$82.4	$74.0

Note 10.  Cash Flow Information

    For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings mature within three months or less.

    Cash payments by the Company for interest incurred on borrowings in 1999, 1998 and 1997 were $381 million, $380 million and $346 million, respectively. Cash payments for income taxes during these same periods were $47 million, $61 million and $68 million, respectively.

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

Note 12.  Comprehensive Income Items

    Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the twelve months ended October 31, 1999, 1998 and 1997 consisted of the following (in millions of dollars):

	1999	1998	1997
Net income	$153.3	$151.2	$135.8
Change in cumulative translation adjustment	1.0	(.6)	(.1)

Comprehensive income	$154.3	$150.6	$135.7

Note 13.  Financial Instruments

    The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed	$5,893	$5,866	$5,555	$5,560

Long-term borrowings and related swaps:
Long-term borrowings	$2,501	$2,478	$2,099	$2,153
Interest rate and foreign currency swaps		21		(15)

Total	$2,501	$2,499	$2,099	$2,138

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

    At October 31, 1999 and 1998, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $426 million and $472 million, having rates of 4.9 to 6.8 percent and 4.6 to 6.4 percent, terminating in up to 59 months and 48 months, respectively.

    The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. See the table in Note 5—Long-Term Borrowings, which reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The Company also has interest rate swap agreements associated with medium-term notes. Note 5—Long-Term Borrowings also includes a table that reflects the interest rates relating to these swap agreements. At October 31, 1999 and 1998, the total notional principal amounts of these swap agreements were $462 million and $375 million, terminating in up to 92 months and 104 months, respectively.

Foreign Exchange Swaps

    At October 31, 1999, the Company had no foreign exchange swaps. At October 31, 1998, the Company had a foreign exchange swap agreement with a notional amount of $97 million to hedge the currency exposure of the 5% Swiss Franc Bonds due in 1999. The foreign exchange swap gains and losses are accrued as foreign exchange rates change and offset the equal and opposite gains and losses on the related bonds.

Note 14.  Geographic Area Information

    In 1999, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is income before income taxes, attributed to the United States and foreign countries for the year ended October 31, 1999 is shown below (in millions of dollars)*:

1999
Revenues:
United States	$919
Foreign countries	40

Total	$959

Operating profit:
United States	$233
Foreign countries	3

Total	$236

*
Operations in foreign countries were not significant in 1998 and 1997. No individual foreign country's revenues were material for disclosure purposes. Total property and equipment for the United States and foreign countries also were not material for disclosure purposes. Geographic operating profit has been given in addition to the reporting requirements.

Supplemental Information (Unaudited)

Quarterly Information

    Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
1999:
Revenues	$221.2	$236.6	$261.4	$239.7	$958.9
Interest expense	86.0	92.4	91.2	91.4	361.0
Operating expenses	78.0	88.9	93.7	101.6	362.2
Provision for income taxes	20.2	19.0	26.0	16.9	82.1
Equity in income (loss) of unconsolidated affiliates	.4	.2	(.3)	(.6)	(.3)

Net income	$37.4	$36.5	$50.2	$29.2	$153.3

1998:
Revenues	$198.2	$213.5	$226.4	$249.0	$887.1
Interest expense	88.3	91.1	95.3	93.7	368.4
Operating expenses	62.4	71.8	69.7	81.3	285.2
Provision for income taxes	16.7	17.9	21.6	26.2	82.4
Equity in income (loss) of unconsolidated affiliates	(.2)	.2	.1		.1

Net income	$30.6	$32.9	$39.9	$47.8	$151.2

Sensitivity Analysis

    The following is a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The gains or losses in the table below represent the changes in the financial instruments' fair values that would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 1999 and 1998. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values at October 31, 1999 and 1998 would have been (in millions of dollars):

	Fair Value Gains (Losses)
	October 31, 1999	October 31, 1998
Financing receivables	$(32)	$(31)
Long-term borrowings and related swaps:
Long-term borrowings	34	21
Interest rate and foreign currency swaps	(22)	(4)

Total	$(20)	$(14)

Dividends and Other Events

    On December 3, 1999, the Capital Corporation declared a $5 million dividend, to be paid to John Deere Credit Company on December 14, 1999. John Deere Credit Company, in turn, declared a $5 million dividend to Deere & Company, also payable on December 14, 1999.

Index to Exhibits

2.	Not applicable.
3.1	Certificate of Incorporation, as amended.
3.2	Bylaws, as amended.
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
4.4
Amended and restated credit agreement among Deere & Company, the registrant, various financial institutions, and The Chase Manhattan Bank, Bank of Americas National Trust and Savings Association, Deutsche Bank AG New York Branch, and The Toronto-Dominion Bank, as Managing Agents, dated as of February 23, 1999 (Exhibit 4 to Form 8-K of Deere & Company dated May 18, 1999, Securities and Exchange Commission file no. 1-4121*).
4.5
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
4.7	Form of certificate for common stock (Exhibit 4.6 to Form 10-K of the registrant for the year ended October 31, 1998*).

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets may not be filed as exhibits herewith pursuant to Item 604(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.
9.	Not applicable.
10.1
Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission number 1-4121*).
10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission number 1-4121*).
10.3
Agreement as amended November 1, 1994 between the registrant and John Deere Industrial Equipment Company concerning industrial retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission number 1-4121*).
10.4
Agreement dated October 15, 1996 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 1996*) .
10.5
Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.8 to Form 10-K of the registrant for the year ended October 31, 1997*) .
11.	Not applicable.
12.	Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 1999.
13.	Not applicable.
16.	Not applicable.
18.	Not applicable.
21.	Omitted pursuant to instruction I(2).
22.	Not applicable.
23.	Consent of Deloitte & Touche LLP.
24.	Not applicable.
27.	Financial Data Schedule.
99.	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 1999 (Securities and Exchange Commission file number 1-4121*).

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

QuickLinks

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

PART I

PART II

PART III
PART IV

SIGNATURES

Table of Contents
SCHEDULES OMITTED

Index to Exhibits