Form 10-Q
period 2000-01-31
DEERE JOHN CAPITAL CORP
filed 2000-03-13
CIK 27673

===============================================================

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2000

                Commission file no: 1-6458
                __________________________

               JOHN DEERE CAPITAL CORPORATION

        Delaware                         36-2386361
(State of incorporation)     (IRS employer identification no.)


               1 East First Street, Suite 600
                    Reno, Nevada  89501
           (Address of principal executive offices)

              Telephone Number:  (775) 786-5527
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

        At January 31, 2000, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                        (in millions)

                                Three Months Ended January 31,
                                ------------------------------
                                            2000    1999
                                            ----    ----
Revenues
  Finance income earned on retail notes    $87.6   $95.7
  Lease revenues                            88.9    58.9
  Revolving charge account income           33.2    27.2
  Finance income earned on wholesale notes  21.8    18.9
  Securitization and servicing fee income    8.1     8.8
  Net gain on retail notes sold              3.8     5.8
  Interest income from short-term
    Investments                              2.5     2.6
  Other income                               5.2     3.3
----------------------------------------------------------
         Total revenues                    251.1   221.2
----------------------------------------------------------
Expenses
  Interest expense                          99.1    86.0
  Operating expenses:
    Administrative and operating expenses   33.3    28.4
    Provision for credit losses              8.4    11.3
    Fees paid to John Deere                  3.1     3.1
    Depreciation of equipment on operating
      leases                                52.0    35.2
----------------------------------------------------------
      Total operating expenses              96.8    78.0
----------------------------------------------------------
      Total expenses                       195.9   164.0
----------------------------------------------------------
Income of consolidated group before income
  taxes                                     55.2    57.2
Provision for income taxes                  19.1    20.2
----------------------------------------------------------
Income of consolidated group                36.1    37.0
Equity in income of unconsolidated
  affiliates                                  .1      .4
----------------------------------------------------------
Net income                                  36.2    37.4
Cash dividends declared                     (5.0)   (5.0)
Retained earnings at beginning of period   884.7   806.4
----------------------------------------------------------
Retained earnings at end of period        $915.9  $838.8
==========================================================

           See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
                  Consolidated Balance Sheets
                        (Unaudited)
                       (in millions)
                       January 31, October 31, January 31,
                         2000         1999        1999
                       ----------- ----------- -----------
Assets
  Cash and cash
    equivalents           $ 160.9     $ 149.4     $ 182.8
  Receivables and
      leases:
    Retail notes          3,846.4     3,716.2     4,272.5
    Revolving charge
      accounts              774.0       900.6       609.4
    Wholesale notes       1,033.4       957.2       831.2
    Financing leases        429.4       402.2       242.5
------------------------------------------------------------
      Total receivables   6,083.2     5,976.2     5,955.6
    Equipment on
      operating
      leases - net        1,337.0     1,254.8       923.6
------------------------------------------------------------
      Total receivables
        and leases        7,420.2     7,231.0     6,879.2
    Allowance for
      credit losses         (85.5)      (83.6)      (83.0)
------------------------------------------------------------
      Total receivables
        and leases -
        net               7,334.7     7,147.4     6,796.2
------------------------------------------------------------
    Other receivables        81.9        83.0       146.1
    Notes receivable -
      John Deere             33.7
    Investment in
      unconsolidated
      affiliates             10.7         9.5        20.5
    Other assets            104.9       116.0       155.2
------------------------------------------------------------
Total Assets            $ 7,726.8   $ 7,505.3   $ 7,300.8
=============================================================
Liabilities and
Stockholder's Equity

  Short-term borrowings:
    Commercial paper    $ 1,644.3   $ 1,264.7   $ 1,540.0
    Extendible
      commercial notes
      and other notes
      payable                56.5         6.4         7.2
    John Deere                          117.7        93.2
    Current maturities
      of long-term
      borrowings          2,350.6     2,137.6     1,673.0
------------------------------------------------------------
      Total short-term
        borrowings        4,051.4     3,526.4     3,313.4
------------------------------------------------------------
  Accounts payable and
       accrued liabilities:
    Accrued interest on
      debt                   66.1        33.1        64.4
    Other payables          371.7       324.2       285.7
------------------------------------------------------------
      Total accounts
        payable and
        accrued
        liabilities         437.8       357.3       350.1
------------------------------------------------------------
  Deposits withheld from
    dealers and merchants   124.3       122.8       154.2
------------------------------------------------------------
  Long-term borrowings:
    Senior debt           1,934.9     2,351.1     2,382.3
    Subordinated debt       150.0       150.0       150.0
-----------------------------------------------------------
      Total long-term
        borrowings        2,084.9     2,501.1     2,532.3
------------------------------------------------------------
      Total liabilities   6,698.4     6,507.6     6,350.0
------------------------------------------------------------
  Stockholder's equity:
    Common stock, without
      par value  (issued
      and outstanding --
      2,500 shares owned
      by John Deere
      Credit Company)       112.8       112.8       112.8
    Retained earnings       915.9       884.7       838.8
    Accumulated other
      comprehensive income
      (loss) - cumulative
      translation
      adjustment              (.3)         .2         (.8)
------------------------------------------------------------
      Total stockholder's
        equity            1,028.4       997.7       950.8
------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity  $ 7,726.8   $ 7,505.3   $ 7,300.8
=============================================================

           See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Cash Flows
                         (Unaudited)
                       (in millions)


                         Three Months Ended January 31,
                         ------------------------------
                                        2000     1999
                                        ----     ----
Cash Flows from Operating Activities:
  Net income                          $ 36.2   $ 37.4
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Provision for credit losses            8.4     11.3
  Provision for depreciation
    and amortization                    52.6     35.8
  Equity in income of
    unconsolidated affiliates            (.1)     (.4)
  Other                                 47.4      8.8
-------------------------------------------------------
    Net cash provided by
      operating activities             144.5     92.9
-------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and
    leases acquired                 (1,985.9)(1,977.2)
  Collections of receivables         1,632.7  1,478.4
  Proceeds from sales of receivables    71.3    102.2
  Other                                 89.0     82.6
-------------------------------------------------------
    Net cash used for investing
      activities                      (192.9)  (314.0)
-------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper           379.6   (132.0)
  Change in extendible commercial
    notes and other notes payable       50.1       .4
  Change in receivable/payable
    with John Deere                   (161.6)    21.9
  Proceeds from issuance of
    long-term borrowings               150.0    625.0
  Principal payments on
    long-term borrowings              (353.2)  (297.5)
  Dividends paid                        (5.0)    (5.0)
-------------------------------------------------------
    Net cash provided by
      financing activities              59.9    212.8
-------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                      11.5     (8.3)
Cash and cash equivalents
  at beginning of period               149.4    191.1
-------------------------------------------------------
Cash and cash equivalents
  at end of period                   $ 160.9  $ 182.8
=======================================================


            See Notes to Interim Financial Statements.
Page 4

       JOHN DEERE CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO INTERIM FINANCIAL STATEMENTS


(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Based on the way the Company's operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment.

(2) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from independent dealers (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) The Company's ratio of earnings before fixed charges to fixed charges was 1.55 to 1 for the first quarter of 2000 compared with 1.66 to 1 for the first quarter of 1999. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) Comprehensive income for the first three months of 2000 and 1999 consisted of the following in millions of dollars:

                                  Three Months Ended
                                      January 31,
                                   ------------------
                                    2000        1999
                                   ------------------
Net income                         $ 36.2      $ 37.4
Change in cumulative
  translation adjustment             (0.5)         --
                                   ------------------
Comprehensive income               $ 35.7      $ 37.4
                                   ==================


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net income was $36.2 million for the first quarter of 2000, compared with $37.4 million last year. First quarter results were affected by higher operating expenses and lower income from the sale of retail notes, partially offset by higher income on a larger average Receivables and Lease portfolio financed.

Revenues totaled $251.1 million for the first quarter of 2000 compared to $221.2 million for the same period last year. Revenues increased primarily due to an 8 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $87.6 million for the first three months of 2000, compared to $95.7 million for the same period in 1999. This decrease was primarily due to a 71 percent decrease in the average balance of recreational product installment notes financed. Lease revenues increased $30.0 million, to $88.9 million in the first three months of 2000, from $58.9 million in the first three months of 1999, due to a 51 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes increased $2.9 million, to $21.8 million for the first three months of 2000, from $18.9 million in the first three months of 1999. This increase was primarily the result of continued growth in the financing for inventories of John Deere construction equipment, John Deere agricultural equipment and recreational vehicles. Revolving charge account income increased $6.0 million, to $33.2 million for the first three months of 2000, from $27.2 million in the first three months of 1999. This increase was primarily due to growth in the agricultural operating loan portfolio.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $3.8 million for the first quarter of 2000 compared to $5.8 million for the same period a year ago. Additional sales of retail notes are expected to be made in the future.

Interest expense totaled $99.1 million for the first quarter of 2000 compared to $86.0 million for the same period in 1999. This increase was primarily due to an increase in the weighted annual interest rate incurred on all borrowings from 5.9 percent for the first three months of 1999 to 6.3 percent for the first three months of 2000. In addition, average borrowings increased 8 percent to $6.144 billion in the first three months of 2000 compared to $5.686 billion in the first three months of 1999.

Administrative and operating expenses increased 17 percent from $28.4 million in the first quarter of 1999 to $33.3 million for the same quarter in 2000. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increased level of new acquisition volumes. Depreciation of equipment on operating leases increased to $52.0 million in the first quarter of 2000 compared to $35.2 million for the same periods in 1999, as a result of the increase in equipment on operating leases financed.

During the first quarter of 2000, the provision for credit losses totaled $8.4 million compared with $11.3 million for the same period last year. This decrease in the provision for credit losses for the first three months of 2000 was primarily the result of less growth in the portfolio of Receivables and Leases financed compared to the first quarter of fiscal 1999 and lower write-offs on the owned portfolio. The annualized provision for credit losses, as a percentage of the total average Receivable and Lease portfolio outstanding, was .47 percent for the first quarter of 2000 compared with .67 percent for the same period last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                         Three Months
                       Ended January 31,
                       -----------------
                          2000       1999    $ Change  % Change
                       --------------------------------------
Retail notes:
  Agricultural equipment  $670       $906      ($236)    (26%)
  Construction equipment   133        117         16       14
  Lawn and grounds care
    equipment               45         38          7       18
  Recreational products     72         84        (12)     (14)
                       --------------------------------------
    Total                  920      1,145       (225)     (20)
Revolving charge
  Accounts                 420        321         99       31
Wholesale notes            450        394         56       14
Financing leases            31         27          4       15
Equipment on operating
  Leases                   165         90         75       83
                       --------------------------------------
    Total              $ 1,986    $ 1,977        $ 9       --
                       ======================================

Retail note volumes decreased by $225 million for the first three months of 2000 compared to the first three months of 1999, due to a decrease in United States agricultural equipment retail note volumes. Revolving charge volumes increased due to the strong demand for the Farm Plan and operating loans offered to agricultural customers. Wholesale note volumes increased significantly during the first three months of 2000 primarily due to higher construction equipment floor planning notes and recreational vehicle wholesale notes. Operating lease volumes increased in the first three months over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.


Total Receivables and Leases held were as follows (in millions of dollars):

                         January 31,   October 31,  January 31,
                            2000*        1999*         1999
                           ------------------------------------
Retail notes:
  Agricultural equipment     $2,676        $2,602      $2,751
  Construction equipment        671           611         722
  Lawn and grounds care
    Equipment                   349           347         273
  Recreational products         150           156         526
                           ------------------------------------
    Total                     3,846         3,716       4,272
Revolving charge accounts       774           901         609
Wholesale notes               1,033           957         831
Financing leases                430           402         243
Equipment on operating
  Leases                      1,337         1,255         924
                           ------------------------------------
    Total                    $7,420        $7,231      $6,879
                           ====================================

* - Includes the acquisition of John Deere Credit Limited
(JDCL), Farming and Agricultural Finance Limited (FAF) and Senstar Capital Corporation (Senstar) installment, lease and revolving charge balances. JDCL and FAF receivables were acquired in the second quarter of fiscal 1999 and Senstar receivables were acquired in the fourth quarter of fiscal 1999.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows in (millions of dollars):

                         January 31,  October 31,  January 31,
                            2000         1999         1999
                        -------------------------------------
Receivables and Leases
  administered:

  Receivables and Leases
    owned by the Company   $7,420       $7,231        $6,879
  Retail notes sold and
    securitized (with
    limited recourse)*      1,949        2,275         1,348
  Retail notes sold
    (without recourse)**      111          118           429
  Receivables serviced
    (without recourse)***      38           46
                        -------------------------------------
     Total Receivables
       and Leases
       administered        $9,518       $9,670        $8,656
                        =====================================

* The Company's maximum exposure under all retail note recourse provisions at January 31, 2000, October 31, 1999 and January 31, 1999 was $155 million, $161 million and $174 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At January 31, 2000, the maximum exposure under these agreements was approximately $7 million.

** On recreational product retail note sales, the Company continues to administer the portfolio outstanding for a fee until the servicing rights are assumed by their owner. The Company anticipates the servicing relationship will generally terminate within twelve months from the date of sale.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of FAF. These servicing rights were obtained in conjunction with the Company's acquisition of the remaining 50 percent interest in JDCL.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (in millions of dollars):

                      January 31,  October 31,  January 31,
                          2000        1999         1999
                      ---------------------------------------
                      Dollars   %    Dollars  %   Dollars   %
                      ---------------------------------------
Retail notes:
  Agricultural
    equipment           $10.7  .40%   $11.7  .45%  $10.8  .39%
  Construction
    Equipment             2.1  .31      2.1  .34     2.8  .39
  Lawn and grounds
    care equipment         .9  .26       .8  .23      .8  .29
  Recreational products    .2  .13       .1  .06      .2  .04
                        -----         -----        -----
    Total                13.9  .36     14.7  .40    14.6  .34
Revolving charge
  Accounts               10.7 1.38      8.9  .99     9.7 1.59
Wholesale notes           1.6  .15      1.1  .11     1.0  .12
Leases                    5.2  .29      5.2  .31     5.9  .51
                        -----         -----        -----
  Total                 $31.4  .42    $29.9  .41   $31.2  .45
                        =====         =====        =====

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $51 million, $54 million and $63 million at January 31, 2000, October 31, 1999 and January 31, 1999, respectively. The balance of retail notes held on which any installment is 60 days or more past due, expressed as a percentage of the ending balance of retail notes receivable, was 1.33 percent, 1.45 percent and 1.47 percent at January 31, 2000, October 31, 1999 and January 31, 1999, respectively.

During the first quarter of 2000, write-offs (net of recoveries) of Receivables and Leases totaled $6.4 million compared with $7.2 million in the same period last year. Annualized write-offs, as a percentage of the total average Receivables and Leases held, were .35 percent for the first quarter of 2000 compared with .43 percent during the same period last year. Write-offs relating to retail notes decreased $.9 million in the first three months of 2000, when compared with the first three months of 1999, primarily due to decreased write-offs of recreational product retail notes. Lease write-offs increased $.1 million in the first three months of 2000 when compared to last year primarily due to higher write-offs on agricultural leases. Revolving charge account and wholesale write-offs in the first three months of 2000 remained relatively stable when compared to the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $124 million at January 31, 2000, compared with $123 million at October 31, 1999 and $154 million at January 31, 1999. Effective February 1, 1999, the U.S. John Deere agricultural dealer reserve program was modified to evaluate and adjust reserves outstanding quarterly rather than annually under the previous program. In addition, the minimum required reserve for select dealers was adjusted from 3 percent to 2 percent of the aggregate balance outstanding on all installment contracts originated through that dealer.

The Company's allowance for credit losses on all Receivables and Leases held totaled $86 million at January 31, 2000, $84 million at October 31, 1999 and $83 million at January 31, 1999. The allowance for credit losses represented 1.15 percent of the total Receivables and Leases held at January 31, 2000,
1.16 percent at October 31, 1999 and 1.21 percent at January 31, 1999. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at January 31, 2000 is sufficient to provide adequate protection against losses.

YEAR 2000

No public infrastructure problems or any facilities related problems were encountered by the Company's locations during the rollover to the year 2000. After extensive system verification and testing, the Company's systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 problem. The total cost of the modifications and upgrades to date has been $6 million since the beginning of 1997 and the future costs are not expected to be significant. These costs were expensed as incurred and did not include the cost of scheduled replacement software. Other major systems projects were not deferred due to the Year 2000 compliance projects.

EURO CONVERSION

The Company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations affected by this change. The Company's affected suppliers, distribution network and financial institutions have been contacted and the Company does not believe the currency change will significantly impact these relationships. As a result, the Company expects to have its systems ready to process the euro conversion during the transition period from January 1, 1999 through January 1, 2002. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments, including derivatives, are not expected to be material.

SAFE HARBOR STATEMENT

Statements under the "Euro Conversion" heading and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other John Deere and Capital Corporation filings with the Securities and Exchange Commission

CAPITAL RESOURCES AND LIQUIDITY

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

During the first three months of 2000, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $145 million in the first three months of 2000. Financing activities provided $60 million during the same period, resulting from a $65 million net increase in total borrowings, which was partially offset by a $5 million dividend payment to John Deere Credit Company. During the quarter, the change in the Company's borrowings was affected by a $162 million change in the receivable payable to John Deere. Net cash used for investing activities totaled $193 million in the first three months of 2000, primarily due to Receivable and Lease acquisitions exceeding collections by $353 million, which was partially offset by the $71 million in proceeds from the sale of receivables. Cash and cash equivalents increased $12 million during the first three months of 2000.

During the first three months of 1999, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $93 million in the first three months of 1999. Financing activities provided $213 million during the same period, resulting from a $218 million net increase in total borrowings, which was partially offset by a $5 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $314 million in the first three months of 1999, primarily due to Receivable and Lease acquisitions exceeding collections by $499 million, which was partially offset by the $102 million in proceeds from the sale of receivables. Cash and cash equivalents decreased $8 million during the first three months of 1999.

Total interest-bearing indebtedness amounted to $6.136 billion at January 31, 2000, compared with $6.028 billion at October 31, 1999 and $5.846 billion at January 31, 1999, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4.051 billion at January 31, 2000, compared with $3.526 billion at October 31, 1999 and $3.313 billion at January 31, 1999. Total long-term indebtedness amounted to $2.085 billion,

$2.501 billion and $2.532 billion at January 31, 2000, October 31, 1999 and January 31, 1999, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.0 to 1, 6.0 to 1 and 6.1 to 1 at January 31, 2000, October 31, 1999 and January 31, 1999, respectively.

The Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $61 million of long-term debt due in 2000. The Capital Corporation issued $150 million and retired $292 million of medium-term notes during the first quarter.

At January 31, 2000, the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada), jointly, maintained $5.534 billion of unsecured lines of credit with various banks in North America and overseas, $2.817 billion of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. On February 22, 2000, the Capital Corporation and Deere & Company jointly terminated agreements for $5.5 billion in unsecured lines of credit (including the lines available to John Deere Limited (Canada) and John Deere Credit Inc. (Canada)) and entered into new agreements. The new agreements provide Deere & Company and the Capital Corporation with $4.5 billion in unsecured lines of credit with various banks in North America and overseas. These agreements include a $2.250 billion long-term commitment of the banks expiring on February 22, 2005. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

The Capital Corporation declared and paid a cash dividend of $5 million to John Deere Credit Company during the first quarter of 2000. John Deere Credit Company paid a comparable dividend to Deere & Company. On February 25, 2000, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on March 7, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.

See the information under "Management's Discussion and Analysis," Note 13 "Financial Instruments" and "Supplemental
Information (Unaudited)" in the Company's most recent annual report filed on Form 10-K. There has been no material change in this information.

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

        (b)  Reports on Form 8-K.

             Current report on Form 8-K dated November 23, 1999
             (Items 5 and 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          JOHN DEERE CAPITAL CORPORATION

Date:  March 13, 2000

                          By:  /s/ Nathan J. Jones
                              ---------------------------
                               Nathan J. Jones
                               Senior Vice President and
                               Principal Financial Officer

                    INDEX TO EXHIBITS



Exhibit
---------

(12) Computation of ratio of earnings to fixed charges

(27) Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended
     January 31, 2000 (Securities and Exchange Commission file number 1-4121*)



































__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.