Form 10-Q
period 2000-04-30
DEERE JOHN CAPITAL CORP
filed 2000-06-08
CIK 27673

===============================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2000

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

        At April 30, 2000, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                       (in millions)

                           Three Months Ended  Six Months Ended
                                 April 30,           April 30,
                             2000      1999      2000      1999
                            -----------------------------------
Revenues
  Finance income earned
    on retail notes       $  97.7    $ 108.0  $ 185.3  $ 203.7
  Lease revenues             94.7       64.0    183.6    122.9
  Revolving charge account
    income                   30.2       26.5     63.4     53.7
  Finance income earned on
    wholesale notes          22.4       15.5     44.2     34.4
  Securitization and
    servicing fee income      7.1        6.8     15.2     15.6
  Net gain on retail notes
    sold                      3.2        9.5      7.0     15.3
  Interest income from
    short-term investments    2.2        2.0      4.7      4.6
  Other income                3.8        4.3      9.0      7.6
--------------------------------------------------------------
      Total revenues        261.3      236.6    512.4    457.8
--------------------------------------------------------------
Expenses
  Interest expense          103.4       92.4    202.6    178.4
  Operating expenses:
    Administrative and
      operating expenses     35.9       32.7     69.2     61.1
    Provision for credit
      losses                 17.4       14.6     25.8     25.9
    Fees paid to John Deere   2.8        3.0      5.9      6.1
    Depreciation of equipment
      on operating leases    52.4       38.6    104.4     73.8
--------------------------------------------------------------
      Total operating
        expenses            108.5       88.9    205.3    166.9
--------------------------------------------------------------
      Total expenses        211.9      181.3    407.9    345.3
--------------------------------------------------------------
Income of consolidated group
  before income taxes        49.4       55.3    104.5    112.5
Provision for income taxes   17.1       19.0     36.2     39.2
--------------------------------------------------------------
Income of consolidated group 32.3       36.3     68.3     73.3
Equity in income of
  unconsolidated affiliates    .1         .2       .2       .6
--------------------------------------------------------------
Net income                   32.4       36.5     68.5     73.9
Cash dividends declared      (5.0)      (5.0)   (10.0)   (10.0)
Retained earnings at
  beginning of period       915.9      838.8    884.7    806.4
--------------------------------------------------------------
Retained earnings at
  end of period           $ 943.2    $ 870.3  $ 943.2  $ 870.3
==============================================================

            See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
                  Consolidated Balance Sheets
                        (Unaudited)
                       (in millions)

                             April 30,    October 31,   April 30,
                               2000          1999         1999
                           ------------------------------------
Assets
  Cash and cash equivalents     $  187.5   $  149.4   $  196.3
  Receivables and leases:
    Retail notes                 4,221.9    3,716.2    4,849.1
    Revolving charge accounts      935.4      900.6      730.0
    Wholesale notes                938.6      957.2      877.6
    Financing leases               427.9      402.2      254.5
--------------------------------------------------------------
      Total receivables          6,523.8    5,976.2    6,711.2
    Equipment on operating
      leases - net               1,415.0    1,254.8    1,066.2
--------------------------------------------------------------
      Total receivables
        and leases               7,938.8    7,231.0    7,777.4
    Allowance for credit losses    (91.2)     (83.6)     (87.8)
--------------------------------------------------------------
      Total receivables and
        leases - net             7,847.6    7,147.4    7,689.6
--------------------------------------------------------------
  Notes receivable -
    unconsolidated affiliates       92.7
  Other receivables                 75.2       83.0       87.5
  Investment in unconsolidated
    affiliates                      10.9        9.5        9.8
  Other assets                     135.2      116.0       93.6
--------------------------------------------------------------
Total Assets                  $  8,349.1  $ 7,505.3  $ 8,076.8
==============================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper           $ 2,129.1  $ 1,264.7  $ 1,891.4
    Extendible commercial notes
      and other notes payable        7.6        6.4
    John Deere                     125.8      117.7       34.2
    Current maturities of
      long-term borrowings       1,893.2    2,137.6    1,977.3
--------------------------------------------------------------
      Total short-term
        Borrowings               4,155.7    3,526.4    3.902.9
--------------------------------------------------------------
Accounts payable and accrued
  liabilities:
  Accrued interest on debt          37.2       33.1       38.9
  Other payables                   405.1      324.2      287.4
--------------------------------------------------------------
Total accounts payable and
  accrued liabilities              442.3      357.3      326.3
--------------------------------------------------------------
Deposits withheld from dealers
  and merchants                    122.2      122.8      123.3
--------------------------------------------------------------
Long-term borrowings:
  Senior debt                    2,425.2    2,351.1    2,591.1
  Subordinated debt                150.0      150.0      150.0
--------------------------------------------------------------
    Total long-term borrowings   2,575.2    2,501.1    2,741.1
--------------------------------------------------------------
      Total liabilities          7,295.4    6,507.6    7,093.6
--------------------------------------------------------------
Stockholder's equity:
  Common stock, without par value
    (issued and outstanding --
    2,500 shares owned by
    John Deere Credit Company)     112.8      112.8      112.8
  Retained earnings                943.2      884.7      870.3
  Accumulated other comprehensive
    income (loss) - cumulative
    translation adjustment          (2.3)        .2         .1
--------------------------------------------------------------
    Total stockholder's equity   1,053.7      997.7      983.2
--------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity         $ 8,349.1  $ 7,505.3  $ 8,076.8
==============================================================
          See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Cash Flows
                        (Unaudited)
                       (in millions)


                                   Six Months Ended April 30,
                                        2000         1999
                                   ---------------------------
Cash Flows from Operating Activities:
  Net income                         $   68.5     $   73.9
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for credit losses        25.8         25.9
      Provision for depreciation
        and amortization                105.6         75.3
      Equity in income of
        unconsolidated affiliates         (.2)         (.6)
      Other                              61.0        (40.8)
--------------------------------------------------------------
        Net cash provided by
          operating activities          260.7        133.7
--------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and leases
    acquired                         (4,170.2)    (4,010.4)
  Collections of receivables          3,074.6      2,847.0
  Change in notes receivable -
    unconsolidated affiliates           (87.8)        (5.1)
  Proceeds from sales of receivables    154.1        297.4
  Other                                 118.7         41.1
--------------------------------------------------------------
        Net cash used for
          investing activities         (910.6)      (830.0)
--------------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper            864.4        166.5
  Change in extendible commercial
    notes and other notes payable         1.2         (6.8)
  Change in receivable/payable
    with John Deere                       2.8        (33.0)
  Proceeds from issuance of long-term
    borrowings                          945.0      1,500.0
  Principal payments on long-term
    borrowings                       (1,115.4)      (915.2)
  Dividends paid                        (10.0)       (10.0)
--------------------------------------------------------------
        Net cash provided by
          financing activities          688.0        701.5
--------------------------------------------------------------
Net increase in cash and cash
  equivalents                            38.1          5.2
Cash and cash equivalents at
  beginning of period                   149.4        191.1
--------------------------------------------------------------
Cash and cash equivalents at
  end of period                      $  187.5     $  196.3
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

Based on the way the Company's operations are managed and evaluated by management, the Company is viewed as one operating segment.

(2) During the second quarter of fiscal 2000, the Company expanded its operations by forming two additional entities, John Deere Bank S.A. (JDB) and John Deere Credit Compania Financiera S.A. (JDCCF). JDB, a wholly-owned subsidiary of the Capital Corporation located in Luxembourg, will act as the European Regional Headquarters for the Company as operations are expanded in that area. JDCCF is a wholly-owned subsidiary of Deere Credit Inc., which is wholly-owned by the Capital Corporation. The principal business of JDCCF is to support John Deere and John Deere retail dealers by offering financing products specific to the market in Argentina. Both entities are fully consolidated into the Company's results.

(3) During the second quarter of fiscal 2000, the Company discontinued offering wholesale note financing for manufactured housing dealer inventory. The Company will continue to administer and service the existing portfolio until it is fully liquidated. Acquisition volumes for this product totaled $103 million for the first six months of fiscal 2000 and the wholesale notes outstanding were $107 million at April 30, 2000.

(4) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from dealers (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(5) The Company's ratio of earnings before fixed charges to fixed charges was 1.46 to 1 for the second quarter of 2000 compared with 1.59 to 1 for the second quarter of 1999. The ratio of earnings before fixed charges to fixed charges was
1.51 to 1 for the first six months of 2000 and 1.62 to 1 for the first six months of 1999. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(6) Comprehensive income for the first six months of 2000 and 1999 consisted of the following in millions of dollars:

                           Three Months Ended  Six Months Ended
                                April 30,          April 30,
                             2000      1999     2000      1999
                           ------------------------------------
Net income                 $  32.4   $  36.5  $  68.5   $  73.9
Change in cumulative
  translation adjustment      (2.0)       .9     (2.5)       .9
                           ------------------------------------
Comprehensive income       $  30.4     $37.4  $  66.0   $  74.8
                           ====================================


Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Net income was $32.4 million for the second quarter and $68.5 million for the first six months of 2000, compared with $36.5 million and $73.9 million, respectively, last year. The decrease is primarily due to lower gains from the sale of retail notes and higher operating expenses, partially offset by higher income on a larger average receivable and lease portfolio.

Revenues totaled $261.3 million and $512.4 million for the second quarter and for the first six months, respectively, of 2000, compared to $236.6 million and $457.8 million for the same periods a year ago. Revenues increased primarily due to a 6 percent increase in the average balance of Receivables and Leases financed for the first six months of 2000 compared to the same period last year. Finance income earned on retail notes totaled $185.3 million for the first six months of 2000, compared to $203.7 million for the same period in 1999. This decrease was primarily due to significant sales of recreational product installment notes during the last six months of 1999 and a 7 percent decrease in the average balance of agricultural equipment notes financed. This decrease was partially offset by an increase in the yield on variable rate contracts. Lease revenues increased $60.7 million, to $183.6 million in the first six months of 2000, from $122.9 million in the first six months of 1999, due to a 48 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes increased $9.8 million, to $44.2 million for the first six months of 2000, from $34.4 million in the first six months of 1999. This increase was primarily the result of continued growth in the financing for dealer inventories of John Deere construction equipment, John Deere agricultural equipment and recreational vehicles. Revolving charge account income increased $9.7 million, to $63.4 million for the first six months of 2000,
from $53.7 million in the first six months of 1999.   This
increase was primarily due to growth in the agricultural operating loan portfolio.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $3.2 million and $7.0 million for the second quarter and for the first six months of 2000, respectively, compared to $9.5 million and $15.3 million for the same periods a year ago. The lower net gain on retail notes sold for the first six months of 2000 was primarily the
result of lower recreational product retail note sales compared
to the same period last year.    Additional sales of retail
notes are expected to be made in the future.

Interest expense totaled $103.4 million for the second quarter of 1999 and $202.6 million for the first six months of 2000, compared to $92.4 million and $178.4 million for the same periods in 1999. This increase was primarily due to an increase in the weighted annual interest rate incurred on all borrowings from 5.9 percent for the first six months of 1999 to
6.3 percent for the first six months of 2000. In addition, average borrowings increased 4 percent to $6.311 billion in the first six months of 2000 compared to $6.040 billion in the first six months of 1999.

Administrative and operating expenses were $35.9 million in the second quarter of 2000 and $69.2 million for the first six months of 2000, compared with $32.7 million and $61.1 million for the same periods in 1999. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio as well as increased international organization start up costs. Depreciation of equipment on operating leases increased to $52.4 million in the second quarter of 2000 and $104.4 million for the first six months of 2000, compared to $38.6 million and $73.8 million for the same periods in 1999, as a result of the increase in operating leases financed.

During the second quarter and the first six months of 2000, the provision for credit losses totaled $17.4 million and $25.8 million, respectively, compared with $14.6 million and $25.9 million in the same periods last year. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .92 percent for the second quarter of 2000 and .70 percent for the first six months of 2000, compared with .79 percent and .73 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                              Three Months
                             Ended April 30,
                              2000   1999   $ Change  % Change
                             ----------------------------------
Retail notes:
  Agricultural equipment     $ 639  $ 601      $  38        6%
  Construction equipment       185    112         73       65
  Lawn and grounds care
    Equipment                   85     60         25       42
  Recreational products         72     95        (23)     (24)
                             ----------------------------------
    Total                      981    868        113       13
                             ----------------------------------
Revolving charge accounts      625    492        133       27
Wholesale notes*               411    416         (5)      (1)
Financing leases                52     29         23       79
Equipment on operating leases  213    228        (15)      (7)
                             ----------------------------------
    Total                   $2,282 $2,033      $ 249       12
                             ==================================

*Wholesale note volumes exclude $16 million for the three months ended April 30, 2000 representing wholesale note volumes from unconsolidated affiliates.

                              Six Months
                             Ended April 30,
                              2000   1999  $ Change  % Change
                             ----------------------------------
Retail notes:
  Agricultural equipment    $1,309 $1,507     ($198)      (13%)
  Construction equipment       318    229        89        39
  Lawn and grounds care
    Equipment                  130     98        32        33
  Recreational products        144    179       (35)      (20)
                             ----------------------------------
    Total                    1,901  2,013      (112)       (6)
                             ----------------------------------
Revolving charge accounts    1,045    813       232        29
Wholesale notes*               763    810       (47)        6
Financing leases                83     56        27        48
Equipment on operating leases  378    318        60        19
                             ----------------------------------
    Total                   $4,170 $4,010      $160         4

*Wholesale note volumes exclude $114 million for the six months ended April 30, 2000 representing wholesale note volumes from unconsolidated affiliates.

Retail note volumes decreased by $112 million for the first six months of 2000 compared to the first six months of 1999, due to a decrease in United States agricultural equipment and recreational product retail note volumes. Revolving charge volumes increased due to the strong demand for the Farm Plan and operating loans offered to agricultural customers. Operating lease volumes increased in the first six months over last year due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.


Total Receivables and Leases held were as follows (in millions of dollars):

                             April 30,  October 31,  April 30,
                                2000*       1999*      1999
                            -----------------------------------
Retail notes:
  Agricultural equipment        $ 2,925    $ 2,602     $ 3,423
  Construction equipment            781        611         732
  Lawn and grounds care
    equipment                       380        347         292
  Recreational products             136        156         402
                            -----------------------------------
    Total                         4,222      3,716       4,849
                            -----------------------------------
Revolving charge accounts           935        901         730
Wholesale notes**                   939        957         878
Financing leases                    428        402         254
Equipment on operating
  Leases                          1,415      1,255       1,066
                            -----------------------------------
    Total                       $ 7,939    $ 7,231     $ 7,777
                            ===================================

*  Includes the acquisition of Senstar Capital Corporation
(Senstar) installment, lease and revolving charge balances which were acquired in the fourth quarter of fiscal 1999.

** Wholesale notes exclude $93 million at April 30, 2000 of notes from unconsolidated affiliates, which are included on a separate line on the consolidated balance sheets.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows in (millions of dollars):

                              April 30,  October 31,  April 30,
                                2000        1999       1999
                            -----------------------------------
Receivables and Leases administered:
  Receivables and Leases
     owned by the Company      $ 7,939      $ 7,231      $7,777
  Retail notes sold and
    securitized(with
    limited recourse)*           1,611        2,275       1,027
  Retail notes sold
    (without recourse)**           104          118         308
  Receivables serviced
    (without recourse)***           32           46          61
                            -----------------------------------
    Total Receivables and
      Leases administered       $9,686       $9,670      $9,173
                            ===================================

* The Company's maximum exposure under all retail note recourse provisions at April 30, 2000, October 31, 1999 and April 30, 1999 was $144 million, $161 million and $123 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At April 30, 2000, the maximum exposure under these agreements was approximately $10 million.

** On recreational product retail note sales, the Company continues to administer the portfolio outstanding for a fee until the servicing rights are assumed by their owner.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural
Financing Limited. These servicing rights were obtained in conjunction with the Company's acquisition of the remaining 50 percent interest in John Deere Credit Limited.


Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held, were as follows (in millions of dollars):

                            April 30,  October 31,  April 30,
                              2000        1999        1999
                            $       %    $      %    $       %
                           ------------------------------------
Retail notes:
  Agricultural equipment  $12.0  .41%  $11.7  .45%  $12.9  .38%
  Construction equipment    2.2  .28     2.1  .34     2.1  .29
  Lawn and grounds care
    Equipment                .9  .24      .8  .23      .8  .27
  Recreational products      .1  .07      .1  .06      .1  .02
                           ------------------------------------
    Total                  15.2  .36    14.7  .40    15.9  .33
                           ------------------------------------
Revolving charge accounts  16.0 1.71     8.9  .99     9.6 1.32
Wholesale notes             1.2  .13     1.1  .11     1.2  .14
Leases                      5.8  .31     5.2  .31     6.0  .45
                           ------------------------------------
   Total                  $38.2  .48   $29.9  .41   $32.7  .42
                           ====================================

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $55 million, $54 million and $59 million at April 30, 2000, October 31, 1999 and April 30, 1999, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of retail notes held represented 1.30 percent, 1.45 percent and 1.21 percent of the ending retail notes receivable at April 30, 2000, October 31, 1999 and April 30, 1999, respectively.

During the second quarter and the first six months of 2000, write-offs (net of recoveries) of Receivables and Leases totaled $10.1 million and $16.5 million, respectively, compared with $8.7 million and $15.9 million in the same periods last year. Annualized write-offs, as a percentage of the average total receivables and leases held, were .53 percent for the second quarter of 2000 and .45 percent for the first six months of 1999, compared with .47 percent and .45 percent for the same periods last year. Write-offs relating to retail notes decreased $1.0 million in the first six months of 2000, when compared with the first six months of 1999, primarily due to decreased write-offs of recreational product retail notes. Lease write-offs increased $1.0 million in the first six months of 2000 when compared to last year primarily due to higher write-offs on agricultural leases. Revolving charge account and wholesale write-offs increased $.6 million in the first six months of 2000 when compared to the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $122 million at April 30, 2000, compared with $123 million at October 31, 1999 and $123 million at April 30, 1999.

The Company's allowance for credit losses on all Receivables and Leases held totaled $91 million at April 30, 2000, $84 million at October 31, 1999 and $88 million at April 30, 1999. The allowance for credit losses represented 1.15 percent of the total Receivables and Leases held at April 30, 2000, 1.16 percent at October 31, 1999 and 1.13 percent at April 30, 1999. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at April 30, 2000 is sufficient to provide adequate protection against losses.

SAFE HARBOR STATEMENT

Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other John Deere and Capital Corporation filings with the Securities and Exchange Commission

CAPITAL RESOURCES AND LIQUIDITY

The Company relies on its ability to raise substantial amounts of funds to finance its Receivables and Leases. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of retail notes in the public market and in private sales. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99.

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

During the first six months of 2000, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $261 million in the first six months of 2000. Financing activities provided $688 million during the same period, resulting from a $698 million net increase in total borrowings, which was partially offset by a $10 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $911 million in the first six months of 2000, primarily due to Receivable and Lease acquisitions exceeding collections by $1,096 million, which was partially offset by the $154 million in proceeds from the sale of receivables. Cash and cash equivalents increased $38 million during the first six months of 2000.

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

Total interest-bearing indebtedness amounted to $6.731 billion at April 30, 2000, compared with $6.028 billion at October 31, 1999 and $6.644 billion at April 30, 1999, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4.156 billion at April 30, 2000, compared with $3.526 billion at October 31, 1999 and $3.903 billion at April 30, 1999. Total long-term indebtedness amounted to $2.575 billion, $2.501 billion and $2.741 billion at April 30, 2000, October 31, 1999 and April 30, 1999,
respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.4 to 1, 6.0 to 1 and 6.8 to 1 at April 30, 2000, October 31, 1999 and April 30, 1999,
respectively.

The Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $101 million of long-term debt due in 2000. The Capital Corporation issued $795 million and retired $723 million of medium-term notes during the second quarter.

At April 30, 2000, the Capital Corporation and Deere & Company jointly maintained $4.536 billion of unsecured lines of credit with various banks in North America and overseas, $563 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation, Deere & Company, John Deere Limited (Canada) and John Deere Credit Inc. (Canada) were considered to constitute utilization. These agreements include a $2.250 billion long-term commitment of the banks expiring on February 22, 2005. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

The Capital Corporation declared and paid cash dividends of $10 million to John Deere Credit Company during the first six months of 2000. John Deere Credit Company paid a comparable dividend to Deere & Company. On June 2, 2000, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on June 13, 2000.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H(2).

Item 5.    Other Information.

As part of a planned leadership transition, on June 2, 2000, Robert W. Lane was elected Chairman and Chief Executive Officer of the Company. Hans W. Becherer, former Chairman, continues as director.

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

          (b) Reports on Form 8-K.

           Current report on Form 8-K dated February 15,
           2000(Items 5 and 7).

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JOHN DEERE CAPITAL CORPORATION

Date: June 8, 2000              By:  /s/ Nathan J. Jones
                                -------------------------------
                                Nathan J. Jones
                                Senior Vice President and
                                Principal Financial Officer

                    INDEX TO EXHIBITS



Exhibit                                                Page No.

(4.1) Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000. (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 2000, Securities and Exchange Commission file number 1-4121*)


(4.2) 364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended April 30, 2000, Securities and Exchange Commission file number 1-4121*)

(12)  Computation of ratio of earnings to fixed charges      15

(27)  Financial data schedule                                16

(99)  Part I of Deere & Company Form 10-Q for the quarter   ---
ended April 30, 2000 (Securities and Exchange Commission file number 1-4121*).












__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.