Form 10-Q
period 2000-07-31
DEERE JOHN CAPITAL CORP
filed 2000-09-06
CIK 27673

===============================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 2000

                 Commission file no: 1-6458
                 _________________________

              JOHN DEERE CAPITAL CORPORATION

        Delaware                        36-2386361
 (State of incorporation)   (IRS employer identification no.)


             1 East First Street, Suite 600
                  Reno, Nevada  89501
         (Address of principal executive offices)

            Telephone Number:  (775) 786-5527
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

        At July 31, 2000, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                       (in millions)

                          Three Months Ended  Nine Months Ended
                                July 31,          July 31,
                            2000     1999       2000      1999
                          ------------------------------------
Revenues
  Finance income earned
    on retail notes       $ 109.4  $ 100.7   $ 294.7   $ 304.4
  Lease revenues             98.5     69.7     282.1     192.6
  Revolving charge account
    income                   36.9     31.8     100.3      85.5
  Finance income earned on
    wholesale notes          24.4     18.0      68.6      52.4
  Securitization and
    servicing fee income      6.7      7.6      21.9      23.2
  Net gain on retail notes
    sold                     10.0     22.4      17.0      37.7
  Interest income from
    short-term investments    1.7      1.4       6.4       6.0
  Other income                4.9      9.8      13.9      17.4
--------------------------------------------------------------
      Total revenues        292.5    261.4     804.9     719.2
--------------------------------------------------------------
Expenses
  Interest expense          116.7     91.2     319.2     269.6
  Operating expenses:
    Administrative and
      operating expenses     37.0     33.4     106.2      94.5
    Provision for credit
      losses                 14.9     15.3      40.7      41.2
    Fees paid to John Deere   3.6      1.8       9.5       7.9
    Depreciation of equipment
      on operating leases    58.2     43.2     162.6     117.0
--------------------------------------------------------------
      Total operating
        expenses            113.7     93.7     319.0     260.6
--------------------------------------------------------------
      Total expenses        230.4    184.9     638.2     530.2
--------------------------------------------------------------
Income of consolidated group
  before income taxes        62.1     76.5     166.7     189.0
Provision for income taxes   21.8     26.0      58.0      65.2
--------------------------------------------------------------
Income of consolidated group 40.3     50.5     108.7     123.8
Equity in income (loss) of
  unconsolidated affiliates    .2      (.3)       .4        .3
--------------------------------------------------------------
Net income                   40.5     50.2     109.1     124.1
Cash dividends declared      (5.0)    (5.0)    (15.0)    (15.0)
Retained earnings at
  beginning of period       943.3    870.3     884.7     806.4
--------------------------------------------------------------
Retained earnings at
  end of period           $ 978.8  $ 915.5   $ 978.8   $ 915.5
==============================================================

           See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
                  Consolidated Balance Sheets
                          (Unaudited)
                         (in millions)

                                July 31,  October 31,  July 31,
                                   2000      1999        1999
                                ------------------------------
Assets
  Cash and cash equivalents     $  161.7   $  149.4   $  167.9
  Receivables and leases:
    Retail notes                 3,989.3    3,716.2    4,116.3
    Revolving charge accounts    1,055.5      900.6      842.5
    Wholesale notes                973.1      957.2      891.3
    Financing leases               438.1      402.2      263.8
--------------------------------------------------------------
      Total receivables          6,456.0    5,976.2    6,113.9
    Equipment on operating
      leases - net               1,422.0    1,254.8    1,136.4
--------------------------------------------------------------
      Total receivables
        and leases               7,878.0    7,231.0    7,250.3
    Allowance for credit losses    (94.9)     (83.6)     (80.6)
--------------------------------------------------------------
      Total receivables and
        leases - net             7,783.1    7,147.4    7,169.7
--------------------------------------------------------------
  Notes receivable -
    unconsolidated affiliates      106.5
  Other receivables                 89.0       83.0       95.1
  Investment in unconsolidated
    affiliates                      11.7        9.5        9.5
  Other assets                     136.0      116.0      117.8
Total Assets                   $ 8,288.0  $ 7,505.3  $ 7,560.0
==============================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper           $ 2,120.2  $ 1,264.7   $1,465.8
    Extendible commercial notes
      and other notes payable        2.3        6.4
    John Deere                      96.8      117.7       69.7
    Current maturities of
      long-term borrowings       1,567.7    2,137.6    2,084.7
--------------------------------------------------------------
      Total short-term
        Borrowings               3,787.0    3,526.4    3,620.2
--------------------------------------------------------------
Accounts payable and accrued
  liabilities:
  Accrued interest on debt          65.0       33.1       60.7
  Other payables                   367.6      324.2      285.1
--------------------------------------------------------------
Total accounts payable and
  accrued liabilities              432.6      357.3      345.8
--------------------------------------------------------------
Deposits withheld from dealers
  and merchants                    125.3      122.8      121.2
--------------------------------------------------------------
Long-term borrowings:
  Senior debt                    2,705.1    2,351.1    2,295.3
  Subordinated debt                150.0      150.0      150.0
--------------------------------------------------------------
    Total long-term borrowings   2,855.1    2,501.1    2,445.3
--------------------------------------------------------------
      Total liabilities          7,200.0    6,507.6    6,532.5
--------------------------------------------------------------
Stockholder's equity:
  Common stock, without par value
    (issued and outstanding --
    2,500 shares owned by
    John Deere Credit Company)     112.8      112.8      112.8
  Retained earnings                978.8      884.7      915.5
  Accumulated other comprehensive
    income (loss)- cumulative
    translation adjustment          (3.6)        .2        (.8)
--------------------------------------------------------------
    Total stockholder's equity   1,088.0      997.7    1,027.5
--------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity         $ 8,288.0  $ 7,505.3  $ 7,560.0
==============================================================
            See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Cash Flows
                          (Unaudited)
                         (in millions)


                                     Nine Months Ended July 31,
                                         2000         1999
                                     -----------------------
Cash Flows from Operating Activities:
  Net income                           $  109.1     $  124.1
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for credit losses          40.7         41.2
      Provision for depreciation
        and amortization                  164.5        119.1
      Equity in income of
        unconsolidated affiliates           (.4)         (.3)
      Other                                93.0        (13.7)
------------------------------------------------------------
        Net cash provided by
          operating activities            406.9        270.4
------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of receivables and leases
    acquired                           (6,398.4)    (6,008.2)
  Collections of receivables            4,487.6      4,181.2
  Change in notes receivable -
    unconsolidated affiliates            (101.7)        (5.1)
  Proceeds from sales of receivables      878.9      1,344.5
  Other                                   139.4         68.4
------------------------------------------------------------
        Net cash used for
          investing activities           (994.2)      (419.2)
------------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper              855.5       (259.1)
  Change in extendible commercial
    notes and other notes payable          (4.2)        (6.8)
  Change in receivable/payable
    with John Deere                       (20.6)        10.2
  Proceeds from issuance of long-term
    borrowings                          1,445.0      1,750.0
  Principal payments on long-term
    borrowings                         (1,661.1)    (1,353.7)
  Dividends paid                          (15.0)       (15.0)
------------------------------------------------------------
        Net cash provided by
          financing activities            599.6        125.6
------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                         12.3        (23.2)
Cash and cash equivalents at
  beginning of period                     149.4        191.1
------------------------------------------------------------
Cash and cash equivalents at
  end of period                        $  161.7     $  167.9
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

Based on the way the Company's operations are managed and evaluated by management, the Company is viewed as having one operating segment.

(2) During the third quarter of fiscal 2000, the Company received approval from the Office of Thrift Supervision to charter a new thrift, to be known as FPC Financial, f.s.b. Headquartered in Madison, Wisconsin, although not yet operational, FPC Financial, f.s.b. will offer credit cards, such as Farm Plan, PowerPlan, and the John Deere Credit Revolving Plan, on a nationwide basis, and provide financing for manufactured housing. The customers of the thrift are expected to be the purchasers of agricultural, consumer and commercial goods and services.

(3) During the second quarter of fiscal 2000, the Company expanded its operations by forming two additional entities, John Deere Bank S.A. (JDB) and John Deere Credit Compania Financiera S.A. (JDCCF). JDB, a wholly-owned subsidiary of the Capital Corporation located in Luxembourg, will act as the European Regional Headquarters for the Company, as operations are expanded in that area. JDCCF is an indirect wholly-owned subsidiary of the Capital Corporation. The principal business of JDCCF is to support Deere & Company and John Deere retail dealers by offering financing products specific to the market in Argentina. Both entities are fully consolidated into the Company's results.

(4) During the second quarter of fiscal 2000, the Company discontinued offering wholesale note financing for manufactured housing dealer inventory. The Company will continue to administer and service the existing portfolio until it is fully liquidated. Acquisition volumes for this product totaled $103 million for the first nine months of fiscal 2000 and the wholesale notes outstanding were $68 million at July 31, 2000.

(5) The principal business of the Company is providing and administering financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, construction and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational product retail notes acquired from dealers (recreational product retail notes). The Company also leases equipment to retail customers, finances and services revolving charge accounts acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts), and provides wholesale financing for inventories of recreational vehicles, yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(6) The Company's ratio of earnings before fixed charges to fixed charges was 1.53 to 1 for the third quarter of 2000 compared with 1.63 to 1 for the third quarter of 1999. The ratio of earnings before fixed charges to fixed charges was
1.51 to 1 for the first nine months of 2000 and 1.69 to 1 for the first nine months of 1999. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(7) Comprehensive income for the first nine months of 2000 and 1999 consisted of the following in millions of dollars:

                                 July 31,         July 31,
                             2000      1999      2000     1999
                        --------------------------------------
Net income                $  40.5   $  50.2  $  109.1  $ 124.1
Change in cumulative
  translation adjustment     (1.3)      (.9)     (3.8)
                        --------------------------------------
Comprehensive income      $  39.2   $  49.3  $  105.3  $ 124.1
                        ======================================

(8)  In December 1999, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101. Accordingly, the issuance of the SAB will have no effect on the Company's financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Net income was $40.5 million for the third quarter and $109.1 million for the first nine months of 2000, compared with $50.2 million and $124.1 million, respectively, last year. These decreases were primarily due to lower income from the sale of retail notes and higher operating expenses, partially offset by higher income on a larger average receivable and lease portfolio.

Revenues totaled $292.5 million and $804.9 million for the third quarter and for the first nine months, respectively of 2000, compared to $261.4 million and $719.2 million for the same periods a year ago. Revenues increased primarily due to an 8 percent increase in the average balance of Receivables and Leases financed for the first nine months of 2000 compared to the same period last year. Finance income earned on retail notes totaled $294.7 million for the first nine months of 2000, compared to $304.4 million for the same period in 1999. This decrease was primarily due to significant sales of recreational product installment notes during 1999 and an 8 percent decrease in the average balance of agricultural equipment notes financed. This decrease was partially offset by an increase in the yield on variable rate contracts. Lease revenues increased $89.5 million, to $282.1 million in the first nine months of 2000, from $192.6 million in the first nine months of 1999, due to a 44 percent increase in the average balance of financing leases and equipment on operating leases. Finance income earned on wholesale notes increased $16.2 million, to $68.6 million for the first nine months of 2000, from $52.4 million in the first nine months of 1999. This increase was primarily the result of continued growth in the financing for dealer inventories of John Deere construction equipment and John Deere agricultural equipment, partially offset by the decrease in manufactured housing inventories. Revolving charge account income increased $14.8 million, to $100.3 million for the first
nine months of 2000.   This increase was primarily due to
growth in the agricultural operating loan portfolio.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $10.0 million and $17.0 million for the third quarter and for the first nine months of 2000, respectively, compared to $22.4 million and $37.7 million for the same periods a year ago. The lower net gain on retail notes sold for the first nine months of 2000 was primarily the result of lower recreational product retail note sales compared to the same period last year. Additional sales of retail notes are expected to be made in the future.

Interest expense totaled $116.7 million for the third quarter of 2000 and $319.2 million for the first nine months of 2000, compared to $91.2 million and $269.6 million for the same periods in 1999. This increase was primarily due to an increase in the weighted annual interest rate incurred on all borrowings from 5.8 percent for the first nine months of 1999 to 6.5 percent for the first nine months of 2000. In addition, average borrowings increased 7 percent to $6.475 billion in the first nine months of 2000 from $6.068 billion in the first nine months of 1999.

Administrative and operating expenses were $37.0 million in the third quarter of 2000 and $106.2 million for the first nine months of 2000, compared with $33.4 million and $94.5 million for the same periods in 1999. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio as well as increased start up costs related to international growth. Depreciation of equipment on operating leases increased to $58.2 million in the third quarter of 2000 and $162.6 million for the first nine months of 2000, compared to $43.2 million and $117.0 million for the same periods in 1999, as a result of the increase in equipment on operating leases financed.

During the third quarter and the first nine months of 2000, the provision for credit losses totaled $14.9 million and $40.7 million, respectively, compared with $15.3 million and $41.2 million in the same periods last year. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was .74 percent for the third quarter of 2000 and .71 percent for the first nine months of 2000, compared with .84 percent and .77 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                               Three Months
                              Ended July 31,
                               2000    1999  $ Change  % Change
                              ---------------------------------
Retail notes:
  Agricultural equipment      $ 495   $ 431     $  64       15%
  Construction equipment        190     185         5        3
  Lawn and grounds care
    Equipment                   105      87        18       21
  Recreational products          88      77        11       14
                              --------------------------------
    Total                       878     780        98       13
                              --------------------------------
Revolving charge accounts       753     601       152       25
Wholesale notes                 395     416       (21)      (5)
Financing leases                 68      47        21       45
Equipment on operating leases   134     147       (13)      (9)
                              --------------------------------
    Total                   $ 2,228 $ 1,991     $ 237       12
                              ================================


                               Nine Months
                              Ended July 31,
                               2000    1999  $ Change  % Change
                              --------------------------------
Retail notes:
  Agricultural equipment    $1,804   $1,935    $ (131)     (7%)
  Construction equipment       508      414        94      23
  Lawn and grounds care
    Equipment                  235      188        47       25
  Recreational products        232      256       (24)      (9)
                              --------------------------------
    Total                    2,779    2,793       (14)      (1)
                              --------------------------------
Revolving charge accounts    1,798    1,414       384       27
Wholesale notes              1,158    1,226       (68)      (6)
Financing leases               151      103        48       47
Equipment on operating leases  512      465        47       10
                              --------------------------------
    Total                   $6,398   $6,001    $  397        7
                              ================================

Retail note volumes decreased by $14 million for the first nine months of 2000, compared to the first nine months of 1999, due to a decrease in United States agricultural equipment and recreational product retail note volumes. Revolving charge volumes increased due to the strong demand for the Farm Plan and operating loans offered to agricultural customers.

Total Receivables and Leases held were as follows (in millions of dollars):

                              July 31,  October 31,   July 31,
                                 2000*      1999*       1999
                              -------------------------------
Retail notes:
  Agricultural equipment        $ 2,555    $ 2,602  $  3,191
  Construction equipment            870        611       434
  Lawn and grounds care equipment   424        347       333
  Recreational products             140        156       158
                              -------------------------------
    Total                         3,989      3,716     4,116
                              -------------------------------
Revolving charge accounts         1,056        901       843
Wholesale notes                     973        957       891
Financing leases                    438        402       264
Equipment on operating leases     1,422      1,255     1,136
                              -------------------------------
    Total                       $ 7,878    $ 7,231  $  7,250
                              ===============================

*  Includes the acquisition of Senstar Capital Corporation
(Senstar) installment, lease and revolving charge balances which were acquired in the fourth quarter of fiscal 1999.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows in (millions of dollars):

                               July 31,  October 31,   July 31,
                                 2000*      1999*       1999
                              --------------------------------
Receivables and Leases administered:
  Receivables and Leases
    owned by the Company      $ 7,878    $ 7,231     $ 7,250
  Retail notes sold and
    securitized (with
    limited recourse)*          2,051      2,275       1,658
  Retail notes sold
    (without recourse)**          123        118         511
  Receivables serviced
    (without recourse)***          24         46          52
                              --------------------------------
    Total Receivables and
      Leases administered     $10,076    $ 9,670     $ 9,471
                              ================================

* The Company's maximum exposure under all retail note recourse provisions at July 31, 2000, October 31, 1999 and July 31, 1999 was $168 million, $161 million and $170 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At July 31, 2000, the maximum exposure under these agreements was approximately $9 million.

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

Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held, were as follows (in millions of dollars):

                            July 31,  October 31,   July 31,
                              2000       1999         1999
                            $      %    $      %    $      %
                           -----------------------------------
Retail notes:
  Agricultural equipment  $10.8  .42%  11.7  .45%  $11.2  .35%
  Construction equipment    3.6  .41    2.1  .34     2.2  .51
  Lawn and grounds care
    Equipment                .9  .21     .8  .23      .8  .24
  Recreational products      .1  .07     .1  .06      .1  .06
                           -----------------------------------
    Total                  15.4  .39   14.7  .40    14.3  .35
                           -----------------------------------
Revolving charge accounts  11.2 1.06    8.9  .99     8.4 1.00
Wholesale notes             2.3  .24    1.1  .11     1.8  .20
Leases                      6.3  .34    5.2  .31     6.4  .46
                           -----------------------------------
    Total                 $35.2  .45  $29.9  .41   $30.9  .43
                           ===================================

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $71 million, $54 million and $54 million at July 31, 2000, October 31, 1999 and July 31, 1999, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percentage of retail notes held represented 1.78 percent, 1.45 percent and 1.30 percent of the ending retail notes receivable at July 31, 2000, October 31, 1999 and July 31, 1999, respectively.

During the third quarter and the first nine months of 2000, write-offs (net of recoveries) of Receivables and Leases totaled $7.0 million and $23.5 million, respectively, compared with $11.1 million and $27.0 million in the same periods last year. Annualized write-offs, as a percentage of the average total receivables and leases held, were .34 percent for the third quarter of 2000 and .41 percent for the first nine months of 2000, compared with .62 percent and .50 percent for the same periods last year. Write-offs relating to retail notes decreased 23 percent, or $3.2 million, in the first nine months of 2000, when compared with the first nine months of 1999, primarily due to decreased write-offs of agricultural equipment and recreational product retail notes, partially offset by increased write-offs of construction equipment retail notes. Lease write-offs increased $1.7 million in the first nine months of 2000 when compared to last year primarily due to higher write-offs on agricultural leases. Revolving charge account write-offs decreased $2.8 million in the first nine months of 2000 when compared to the same period last year primarily due to lower write-offs on agricultural accounts. Wholesale note write-offs increased $1.0 million in the first nine months of 2000 when compared to the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $125 million at July 31, 2000, compared with $123 million at October 31, 1999 and $121 million at July 31, 1999.

The Company's allowance for credit losses on all Receivables and Leases held totaled $95 million at July 31, 2000, $84 million at October 31, 1999 and $81 million at July 31, 1999. The allowance for credit losses represented 1.20 percent of the total Receivables and Leases held at July 31, 2000, 1.16 percent at October 31, 1999 and 1.11 percent at July 31, 1999. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level. Management believes the allowance for credit losses at July 31, 2000 is sufficient to provide adequate protection against losses.

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

During the first nine months of 2000, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $407 million in the first nine months of 2000. Financing activities provided $600 million during the same period, resulting from a $615 million net increase in total borrowings, which was partially offset by a $15 million dividend payment to John Deere Credit Company. Net cash used for investing activities totaled $994 million in the first nine months of 2000, primarily due to Receivable and Lease acquisitions exceeding collections by $1,911 million, which was partially offset by the $879 million in proceeds from the sale of receivables. Cash and cash equivalents increased $12 million during the first nine months of 2000.

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

Total interest-bearing indebtedness amounted to $6.642 billion at July 31, 2000, compared with $6.028 billion at October 31,
1999 and $6.065 billion at July 31, 1999, generally corresponding with the level of

Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3.787 billion at July 31, 2000, compared with $3.526 billion at October 31, 1999 and $3.620 billion at July 31, 1999,while total long-term indebtedness amounted to $2.855 billion, $2.501 billion and $2.445 billion at those dates. The ratio of total interest-bearing debt to stockholder's equity was 6.1 to 1, 6.0 to 1 and 5.9 to 1 at July 31, 2000, October 31, 1999 and July 31, 1999, respectively.

During the first nine months of 2000 the Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $137 million of long-term debt due in 2000. The Capital Corporation issued $1,445 million and retired $1,524 million of medium-term notes during the first nine months of 2000.

At July 31, 2000, the Capital Corporation and Deere & Company jointly maintained $4.711 billion of unsecured lines of credit with various banks in North America and overseas, $1.262 billion of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2.338 billion long-term commitment of the banks expiring on February 22, 2005. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

The Capital Corporation declared and paid cash dividends of $15 million to John Deere Credit Company during the first nine months of 2000. John Deere Credit Company paid a comparable dividend to Deere & Company. On September 1, 2000, the Capital Corporation declared a cash dividend of $5 million to John Deere Credit Company, which in turn declared a cash dividend of $5 million to Deere & Company, each payable on September 12, 2000.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

            Omitted pursuant to instruction H(2).

Item 5.    Other Information.

As part of a planned leadership transition, Hans W. Becherer, former Chairman and CEO, retired from the Company and the Board of Directors on August 30, 2000.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

           See the index to exhibits immediately preceding the exhibits filed with this report.

           Certain instruments relating to long-term debt, constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K The registrant will file copies of such instruments upon request of the Commission.

           (b) Reports on Form 8-K.

           Current report on Form 8-K dated May 16, 2000(Items
           5 and 7).

                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            JOHN DEERE CAPITAL CORPORATION

Date:  September 6, 2000    By: /s/ Nathan J. Jones
                            --------------------------------
                                    Nathan J. Jones
                                    Senior Vice President and
                                    Principal Financial Officer

                     INDEX TO EXHIBITS

Exhibit

(12) Computation of ratio of earnings to fixed charges

(27) Financial data schedule

(99) Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2000 ---(Securities and Exchange
     Commission file number 1-4121*).


__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.