Form 10-K
period 2000-10-31
DEERE JOHN CAPITAL CORP
filed 2001-01-18
CIK 27673

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
                             ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                         Commission file number 1-6458

                        JOHN DEERE CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                       36-2386361
(State of incorporation)                     (IRS employer identification
                                                         number)
    1 East First Street, Suite 600
          Reno, Nevada                            89501         (775) 786-5527
(Address of principal executive offices)        (Zip Code)    (Telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            Title of each class        Name of each exchange on which registered
5.35% Notes Due 2001                              New York Stock Exchange
8-5/8% Subordinated Debentures Due 2019           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No __
    ---

At January 1, 2001, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

================================================================================

                                    PART I
                                    ------

Item 1. Business.
------  --------

The Company
-----------

     John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, the United Kingdom and the United States.

     The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, commercial and consumer and construction equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and manufactured housing unit retail notes acquired from dealers (recreational product retail notes). The Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts), and provides wholesale financing for inventories of yachts, John Deere engines, and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

     The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 2001, the Company had 1,364 full-time and part-time employees.

Business of John Deere
----------------------

     John Deere's operations are categorized into four major business segments:

     The worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment -- including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

     The worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

     The worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

     The credit segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil) and John Deere Credit Oy (Finland), and primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

     John Deere's net income in 2000 totaled $486 million, or $2.06 per share diluted ($2.07 basic), compared with $239 million, or $1.02 per share diluted ($1.03 basic), in 1999. The earnings more than doubled this year primarily due to improved manufacturing efficiencies associated with higher sales and production volumes. John Deere's net sales and revenues increased 12 percent to $13,137 million in 2000, compared with $11,751 million in 1999. Net sales of the equipment operations increased 15 percent in 2000 to $11,169 million from $9,701 million last year. Despite weakness in John Deere's major markets, sales rose due to production and shipments to dealers being better aligned with retail demand this year, market share gains and the inclusion of the sales of Timberjack Group, the recently acquired manufacturer of forestry machines, partially offset by the impact of weaker European currencies. Overseas net sales increased 8 percent and excluding the impact of weaker foreign currencies were up 17 percent for the year. Overall, John Deere's worldwide physical volume of sales increased 18 percent for the year.

Outlook for John Deere
----------------------

     Based on a favorable outlook for further growth in the Equipment Operations, John Deere's worldwide physical volume of sales is currently forecast to increase by 28 percent for the first quarter of 2001, in comparison with the corresponding 2000 period, and by 11 percent for the full year.

     Agricultural Equipment. John Deere expects North American industry retail sales of farm machinery to be slightly higher next year. Lower than anticipated global production of grain and oilseeds has resulted in a modest price improvement for these commodities in recent weeks as well as a reduction in carryover stocks. At the same time, farmers remain in sound overall financial condition. In other areas, industry retail sales are expected to be down 5 percent next year in Europe and flat in Latin America and Australia. Sales of John Deere farm equipment are expected to move higher next year due in large part to the continued success of newly introduced products and this year's reduction in used goods inventories held by dealers. Partially offsetting these factors will be continued expenditures related to growth.

     Commercial and Consumer Equipment. In a slowing economic environment, industry retail sales for these products -- which include lawn care equipment and worksite and utility vehicles -- are expected to be slightly lower in 2001 than in 2000. However, the segment's sales and financial results are expected to improve on the strength of new products and recent steps to improve profitability.

     Construction Equipment. Housing starts, though remaining high by historical standards, are expected to be lower in 2001 than in 2000. Lumber production in this environment is expected to be scaled back, but pulp production should continue to expand in light of global economic growth and higher pulp prices. As a result of these factors, industry sales of construction equipment are expected to fall by 7 to 10 percent in 2001. John Deere's construction equipment operations are expected to experience further growth next year due in large part to the success of new products and the full year inclusion of the sales of Timberjack. These factors will be partially offset by further growth related expenditures.

     Credit Operations. Credit is expected to benefit next year from continued growth in its receivable portfolio both in North American and international markets.

     John Deere is in position to improve its financial and operating performance in 2001 and is encouraged by the firming tone of farm commodity prices. In addition, customers have responded positively to John

Deere's many new, innovative products, and significant progress has been made in bringing down used equipment inventories. At the same time, John Deere's initiatives aimed at growth and quality improvement remain well on track.

Relationships of the Company with John Deere
--------------------------------------------

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

     The Company bears all of the credit risk (net of recovery from withholdings from certain John Deere dealers and Farm Plan(TM) merchants) associated with its holding of Receivables and Leases, and performs all servicing and collection functions. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

     The basis on which John Deere acquires retail and certain wholesale notes from the dealers is governed by agreements with the John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to send these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and certain wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company for purchase of these notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

     The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

     Deere & Company has an agreement with the Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2000 and 1999, the Company's ratios were 1.48 to 1 and 1.64 to 1, respectively, and never less than 1.05 to 1 for any fiscal quarter. Deere & Company also has committed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

Description of Receivables and Leases
-------------------------------------

     Receivables and Leases arise mainly from retail sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and wholesale notes receivable. The great majority of these Receivables and Leases are derived from retail sales and leases of agricultural equipment, commercial and consumer equipment and construction equipment sold by John Deere dealers.

     The Company also provides retail sales financing of recreational vehicles and manufactured houses, primarily by acquiring notes from independent dealers. Recreational vehicle retail notes conform to industry standards different from those for John Deere retail notes and often have smaller down payments and longer repayment terms. In addition, the acquisition volumes, margins and collectibility of recreational vehicle retail notes are affected by economic, marketing and competitive factors and cycles, such as fluctuations in fuel prices and recreational spending patterns, that are different from those affecting retail notes arising from the sale of John Deere equipment. Recreational vehicle retail notes are acquired from more than 700 recreational vehicle dealers and directly from some customers. The Company continuously sells recreational vehicle retail note portfolios to several outside financial institutions. These portfolio sales typically require an immediate release of servicing by the Company.

     Through Senstar Finance Company, the Company holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment.

     The Company offers several revolving charge products. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of lawn and grounds care equipment. Through its Farm Plan(TM) product, the Company finances revolving charge accounts offered by approximately 5,000 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan(TM) account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan(TM) is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. These loans are secured by the crops being grown. Additionally, the Company provides production loans directly to farmers for their total operating needs. These loans are secured by crops and equipment. The PowerPlan(R) revolving charge account is used by commercial customers to finance the purchase of parts and service work performed at John Deere construction dealers. The Company also offers insured international export financing products to select customers. See
Note 2 to the Consolidated Financial Statements under "Revolving Charge Accounts Receivable."

     The Company finances wholesale inventories of yachts, John Deere engines and John Deere agricultural and construction equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, construction and recreational product retail notes. See
Note 2 to the Consolidated Financial Statements under "Wholesale Notes Receivable."

     The Company requires theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customers may, at their expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on goods securing wholesale notes and can be purchased through the Company or from other sources. Insurance is not required for goods purchased pursuant to revolving charge accounts.

     Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in Note 2 to the Consolidated Financial Statements.

     In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. Acceptability and servicing of retail notes, wholesale notes and leases, according to the finance plans and retail terms, including any waiver of conformity with such plans and terms, is determined by Company personnel. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting retail notes, wholesale notes, revolving charge accounts and leases. The Company normally makes all its own routine collections, settlements and repossessions on Receivables and Leases.

     Retail notes provide for retention by John Deere or the Company of security interests in the goods financed under certain statutes, including the Uniform Commercial Code, certain federal statutes and state motor vehicle laws. Security interest filings are also made for leases. However, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes
-----------------------------

     As of October 31, 2000 and 1999, approximately 46 percent and 49 percent of the retail notes held by the Company bore a variable finance rate, respectively. With the exception of agricultural retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases
------------------------------------------------------------------------

     Due to prepayments (often from trade-ins and refinancings), the average actual life of retail notes is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

                                                           Average Original Term                 Average Actual Life
                                                     -------------------------------     -------------------------------
                                                             2000           1999                  2000             1999
                                                     -------------------------------     -------------------------------
Retail notes                                                  64             65                    27               26
------------------------------------------------------------------------------------------------------------------------
  New equipment:
   Agricultural equipment                                     56             57                    29               25
------------------------------------------------------------------------------------------------------------------------
   Construction equipment                                     46             45                    31               30
------------------------------------------------------------------------------------------------------------------------
   Lawn and grounds care equipment                            52             47                    25               25
------------------------------------------------------------------------------------------------------------------------
   Recreational products*                                    183            188                    21               30
------------------------------------------------------------------------------------------------------------------------
  Used equipment:
   Agricultural equipment                                     56             57                    27               24
------------------------------------------------------------------------------------------------------------------------
   Construction equipment                                     44             44                    25               25
------------------------------------------------------------------------------------------------------------------------
   Lawn and grounds care equipment                            52             52                    26               27
------------------------------------------------------------------------------------------------------------------------
   Recreational products*                                    168            171                    10               22
------------------------------------------------------------------------------------------------------------------------
Leases                                                        46             44                    29               34
------------------------------------------------------------------------------------------------------------------------

*The average actual life for recreational products in 2000 has declined from prior periods as a result of the Company's decision to continuously sell the portfolio to several outside financial institutions.

The average original term for recreational products is longer than other equipment notes because of customer preferences and industry convention.

Competition
-----------

     The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 2000.

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

Regulation
----------

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

     In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan(TM) and John Deere Credit Revolving Plan accounts receivable for such goods. To date, such laws and regulations have not had a significant adverse effect on the Company's financial position or results of operations.

     Financing outside the United States is affected by a diversity of laws, customs and regulations.

Item 2. Properties.
------  ----------

     The Company's properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin; and leased office space in Reno, Nevada; Johnston, Iowa; Pittsburgh, Pennsylvania; Bloomington, Illinois; Brisbane, Australia; Gloucester, England; Monterrey, Mexico; Luxembourg City, Luxembourg; and Rosario, Argentina.

Item 3. Legal Proceedings.
------  -----------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     Omitted pursuant to instruction I(2).

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------  ---------------------------------------------------------------------

     All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $20 million in 2000 and $75 million in 1999. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company.

Item 6. Selected Financial Data.
------  -----------------------

     Omitted pursuant to instruction I(2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

     2000 Compared with 1999
     -----------------------

     Consolidated net income was $31.7 million for the fourth quarter and $140.8 million for the year, compared with $29.2 million and $153.3 million, respectively, last year. The results for this year were adversely affected by higher operating expenses as well as a reduced level of receivable sales, which resulted in lower gains. Partially offsetting these factors was higher income from a larger Receivable and Lease portfolio. The ratio of earnings to fixed charges was 1.48 to 1 for 2000, compared with 1.64 to 1 for 1999.

     Revenues totaled $1,106 million in 2000, compared to $959 million a year ago. Revenues increased primarily due to a 10 percent increase in the average balance of Receivables and Leases financed and an increase in yield on variable rate contracts. Finance income earned on retail notes totaled $404 million in 2000, up slightly, compared to $396 million in 1999. Lease revenues increased $119 million to $389 million in 2000, primarily due to a 40 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale notes increased $23 million, to $95 million in 2000, from $72 million in 1999. This increase was primarily the result of continued growth in the financing for dealer inventories of John Deere construction equipment and John Deere agricultural equipment, partially offset by the decrease in financing manufactured housing dealer inventories.

     Revenues earned on revolving charge accounts amounted to $142 million in 2000, an 18 percent increase over revenues of $120 million earned during 1999. The increase was primarily due to growth of operating loans in 2000, compared with 1999.

     The net gain on retail Receivables and Leases sold totaled $21 million during 2000, compared with $40 million for 1999. The lower net gain for 2000 was primarily the result of a reduction in Receivables and Leases sold when compared to last year. Securitization and servicing fee income totaled $30 million in 2000, compared with $31 million during 1999. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

     Interest expense totaled $440 million in 2000, compared with $361 million in 1999. This increase was primarily due to an increase in the weighted average annual interest rate incurred on all borrowings from 5.8 percent in 1999 to 6.6 percent in 2000 and a 10 percent increase in average borrowings from $6,021 million in 1999 to $6,624 million in 2000.

     Administrative and operating expenses increased 22 percent from $128 million in 1999 to $156 million in 2000. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio as well as increased start-up costs related to international growth. Depreciation of equipment on operating leases increased to $225 million in 2000, compared to $162 million in 1999 as a result of the increase in equipment on operating leases financed. In addition, the Company paid higher fees to John Deere.

     The provision for credit losses was $53 million in 2000, compared with $62 million in 1999. Total write-offs of Receivables and Leases financed were $36 million during 2000, compared with $40 million in 1999. The decrease in write-offs from 1999 was primarily related to a decrease in agricultural equipment retail note write-offs, partially offset by an increase in lease and wholesale note write-offs.

     Receivables and Leases Acquired and Held
     ----------------------------------------

     Receivables and Leases acquired by the Company during 2000 totaled $8,909 million, an increase of 10 percent, compared with volumes of $8,090 million during 1999. The higher volumes in 2000 resulted mainly from increased volumes of revolving charge accounts, John Deere equipment retail notes and leases, partially offset by a decrease in wholesale note volumes. Receivables and Leases held by the Company at October 31, 2000 totaled $8,609 million, compared with $7,231 million at October 31, 1999. For the 2000 and 1999 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                    Fiscal Year Volumes                               Balance at October 31,
                                         ----------------------------------------          -----------------------------------------
                                              2000        1999       % Change                    2000         1999      % Change
                                         ----------------------------------------          -----------------------------------------
Retail notes:
  Agricultural equipment                  $2,600.5      $2,489.4          4%                $2,983.0        $2,602.4       15%
  Construction equipment                     752.3         641.2         17                  1,000.1           611.5       64
  Lawn and grounds care equipment            330.1         250.9         32                    465.0           346.7       34
  Recreational products                      339.3         326.3          4                    139.6           155.6      (10)
                                         -----------------------                           -------------------------
         Total                             4,022.2       3,707.8          8                  4,587.7         3,716.2       23
Revolving charge accounts                  2,420.3       1,907.6         27                  1,110.5           900.6       23
Wholesale notes                            1,517.8       1,683.9        (10)                   937.0           957.2       (2)
Financing leases                             224.5         149.3         50                    456.4           402.2       13
Equipment on operating leases                723.8         641.8         13                  1,517.1         1,254.8       21
                                         -----------------------                           -------------------------
         Total                            $8,908.6      $8,090.4         10%                $8,608.7        $7,231.0       19%
                                         =======================                           =========================

     Retail note volumes increased by approximately $314 million in 2000, compared with 1999, primarily due to an increase in the volumes of agricultural, construction and lawn and grounds care equipment retail notes. Revolving charge account volumes increased primarily due to the increased demand for operating loans, Farm Plan(TM) and John Deere Credit Revolving Plan products. Wholesale note volumes decreased in 2000 primarily because the Company discontinued offering wholesale note financing for manufactured housing dealer inventory. Additional information is presented in Note 1 to the Consolidated Financial Statements.

     Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

                                                       October 31,   October 31,
                                                          2000          1999
                                                       ------------------------
Receivables and Leases administered:
  Owned by the Company                                  $ 8,608.7      $7,231.0
  Sold and serviced - with limited recourse*              1,867.4       2,274.9
  Sold and serviced - without recourse**                     91.4         117.9
  Serviced - without recourse***                             23.7          46.1
                                                       ------------------------
    Total Receivables and Leases administered           $10,591.2      $9,669.9
                                                       ========================

* The Company's maximum exposure under all Receivable and Lease recourse provisions at October 31, 2000 and 1999 was $168 million and $161 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2000 and 1999, the maximum exposure under these agreements was approximately $6 million and $8 million, respectively.

** On recreational product retail note sales, the Company continues to administer the portfolios outstanding for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Finance Limited (FAF). These servicing rights were obtained in conjunction with the Company's acquisition of John Deere Credit Limited (JDCL).

     Retail notes bearing variable finance rates totaled 46 percent of the total retail note portfolio at October 31, 2000, compared with 49 percent at October 31, 1999.

     Total Receivable and Lease amounts 60 days or more past due were $33 million at October 31, 2000, compared with $30 million at October 31, 1999. These past due amounts represented .38 percent and .41 percent of the total Receivables and Leases held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $68 million and $54 million at October 31, 2000 and 1999, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was
1.48 percent at October 31, 2000 and 1.45 percent at October 31, 1999. See Note 3 to the Consolidated Financial Statements for additional information on past dues.

     Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $133 million at October 31, 2000, compared to $123 million at October 31, 1999. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 2000 totaled $93 million and represented 1.1 percent of the total Receivables and Leases financed, compared with $84 million and 1.2 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level.

     1999 Compared with 1998
     -----------------------

     Consolidated net income for the fiscal year ended October 31, 1999 was $153 million, compared with $151 million in 1998. Results for 1999 reflect increased income on a 5 percent higher average balance of Receivables and Leases financed, a reduction in leverage position and a gain on the sale of the yacht retail note portfolio and related intangibles, partially offset by lower financing spreads, higher receivable write-offs and higher operating expenses. The ratio of earnings to fixed charges was 1.64 to 1 for 1999, compared with 1.63 to 1 for 1998.

     Revenues totaled $959 million in 1999, compared to $887 million in 1998. Revenues increased primarily due to a 5 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $396 million in 1999, compared to $431 million in 1998. This decrease was primarily due to a 56 percent decrease in the average balance of recreational product retail notes financed. Lease revenues increased $78 million to $270 million in 1999, primarily due to a 42 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale notes increased $11 million, to $72 million in 1999, from $61 million earned in 1998 primarily as a result of the continued growth in the financing for inventories of construction equipment, yachts and recreational vehicles.

     Revenues earned on revolving charge accounts amounted to $120 million in 1999, a 6 percent increase over revenues of $113 million earned during 1998. The increase was primarily due to growth of operating loans in 1999, compared with 1998.

     The net gain on Receivables and Leases sold totaled $40 million during 1999, compared with $39 million for 1998. Securitization and servicing fee income totaled $31 million in 1999, compared with $28 million during 1998. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

     Interest expense totaled $361 million in 1999, compared with $368 million in 1998. Average borrowings were $6,021 million in 1999, compared with $5,875 million in 1998, an increase of 2 percent. The weighted average annual interest rate incurred on all interest-bearing borrowings during 1999 was 5.8 percent, compared to 6.1 percent in 1998.

     Administrative and operating expenses increased 9 percent from $117 million in 1998 to $128 million in 1999. These increases were attributable to the costs associated with administering a larger Receivable and Lease portfolio as well as higher employment costs relating to the increasing level of new acquisition volumes.

     The provision for credit losses was $62 million in 1999 and $46 million in 1998. Total write-offs of Receivables and Leases financed were $40 million during 1999, compared with $32 million in 1998. The increase in write-offs from 1998 primarily related to a $10.5 million increase in agricultural equipment retail note write-offs, partially offset by a $2.8 million decrease in recreational product retail note write-offs.

     Receivables and Leases Acquired and Held
     ----------------------------------------

     Receivables and Leases acquired by the Company during 1999 totaled $8,090 million, an increase of 10 percent, compared with volumes of $7,349 million during 1998. The higher volumes in 1999 resulted mainly from increased volumes of John Deere construction and lawn and grounds care equipment retail notes, revolving charge accounts, wholesale receivables and leases. Receivables and Leases held by the Company at October 31, 1999 totaled $7,231 million, compared with $6,528 million at October 31, 1998. For the 1999 and 1998 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                 Fiscal Year Volumes*                             Balance at October 31,**
                                   ---------------------------------------------      ----------------------------------------------
                                         1999             1998      % Change                1999             1998       % Change
                                   ---------------------------------------------      ----------------------------------------------
Retail notes:

  Agricultural equipment                  $2,489.4      $2,482.0         0%                 $2,602.4        $2,284.8         14%
  Construction equipment                     641.2         461.8        39                     611.5           703.5        (13)
  Lawn and grounds care equipment            250.9         188.8        33                     346.7           269.7         29
  Recreational products                      326.3         354.4        (8)                    155.6           581.4        (73)
                                   -----------------------------                      ------------------------------
         Total                             3,707.8       3,487.0         6                   3,716.2         3,839.4         (3)
Revolving charge accounts                  1,907.6       1,685.9        13                     900.6           751.1         20
Wholesale notes                            1,683.9       1,483.1        14                     957.2           803.9         19
Financing leases                             149.3         136.4         9                     402.2           241.8         66
Equipment on operating leases                641.8         556.6        15                   1,254.8           891.5         41
                                   -----------------------------                      ------------------------------
         Total                            $8,090.4      $7,349.0        10                  $7,231.0        $6,527.7         11
                                   =============================                      ==============================

* Does not include the acquisition of JDCL, FAF and Senstar Finance Company (Senstar) installment, lease and revolving charge balances.

** Agricultural equipment retail notes at October 31, 1999 include the JDCL and FAF balances. Construction equipment retail notes, revolving charge accounts, financing leases and equipment on operating leases include the Senstar balances at October 31, 1999.

     Retail note volumes increased by approximately $221 million in 1999, compared with 1998, primarily due to an increase in the volumes of construction equipment and lawn and grounds care equipment retail notes. However, agricultural retail note volumes remained relatively unchanged in 1999 due to the weakened United States agricultural market. Recreational products retail note volumes declined in 1999 primarily due to decreases in yacht installment financing.

     Revolving charge account volumes increased primarily due to the increased demand for operating loans, Farm Plan(TM) and John Deere Credit Revolving Plan products. Wholesale note volumes increased significantly in 1999 primarily due to higher recreational vehicle and yacht wholesale notes, construction equipment wholesale notes, and a used agricultural equipment wholesale program introduced in April 1998. Operating lease volumes increased in 1999 due to agricultural low-rate and guaranteed residual value leasing programs sponsored by the Company or John Deere.

     Retail notes receivable decreased primarily due to the Company selling retail notes, receiving proceeds of $2,281 million during 1999, compared to $1,738 million during 1998. This decrease was partially offset by retail note acquisition volumes exceeding collections during 1999 and the acquisition of JDCL, FAF and Senstar installment portfolios.

     Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

                                                  October 31,    October 31,
                                                     1999            1998
                                                  --------------------------
Receivables and Leases administered:
  Owned by the Company                             $7,231.0       $6,527.7
  Sold and serviced - with limited recourse*        2,274.9        1,812.1
  Sold and serviced - without recourse**              117.9          376.4
  Serviced - without recourse***                       46.1
                                                  ------------------------
    Total Receivables and Leases administered      $9,669.9       $8,716.2
                                                  ========================

* The Company's maximum exposure under all Receivable and Lease recourse provisions at October 31, 1999 and 1998 was $161 million and $181 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 1999, the maximum exposure under these agreements was approximately $8 million.

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

     Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $123 million at October 31, 1999, compared to $156 million at October 31, 1998. During the second quarter of 1999, the U.S. John Deere agricultural dealer reserve program was modified to evaluate and adjust reserves outstanding quarterly rather than annually as under the previous program. In addition, the minimum required reserve for select dealers was adjusted from 3 percent to 2 percent of the aggregate balance outstanding on all installment contracts originated through that dealer. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 1999 totaled $84 million and represented 1.2 percent of the total Receivables and Leases financed, compared with $81 million and 1.2 percent, respectively, at October 31, 1998. The Company's allowance for credit losses, as a percentage of total Receivables and Leases, remained relatively unchanged in 1999. The allowance is subject to an ongoing evaluation based on loss experience and related estimates to ensure the allowance for credit losses is maintained at an adequate level.

Capital Resources and Liquidity
-------------------------------

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

     The aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $514 million in 2000. Financing activities provided $1,292 million during the same period, resulting from a $1,312 million net increase in total borrowings, which was partially offset by dividend payments totaling $20 million to John Deere Credit Company. Net cash used for investing activities totaled $1,800 million in 2000, primarily due to Receivable and Lease acquisitions exceeding collections by $2,858 million, which was partially offset by the $978 million of proceeds from the sale of receivables. Cash and cash equivalents increased $7 million during 2000. See "Statements of Consolidated Cash Flows."

     Over the past three years, operating activities provided $1,163 million in cash. In addition, the sale of receivables provided $4,997 million and an increase in total net borrowings provided $1,282 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $7,578 million, and to pay $145 million in dividends.

     The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure in amounts corresponding to a portion of its borrowings. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See Note 13 to the Consolidated Financial Statements for further details.

     Total interest-bearing indebtedness amounted to $7,330 million at October 31, 2000, compared with $6,028 million at October 31, 1999, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,743 million at October 31, 2000, compared with $3,526 million at October 31, 1999. Total long-term indebtedness amounted to $2,587 million at October 31, 2000 and $2,501 million at October 31, 1999. The ratio of total interest-bearing debt to stockholder's equity was 6.6 to 1 and 6.0 to 1 at October 31, 2000 and 1999, respectively.

     The Company maintained unsecured lines of credit with various banks in North America and overseas. See Note 4 to the Consolidated Financial Statements.

     During 2000, the Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $168 million of long-term debt due in 2000. The Capital Corporation also issued $1,865 million and retired $1,980 million of medium-term notes during 2000.

     The Capital Corporation paid cash dividends to John Deere Credit Company of $20 million in 2000 and $75 million in 1999. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company.

Safe Harbor Statement
---------------------

     Statements under the "Outlook for John Deere" heading above, the "Supplemental Information (Unaudited)" on page 38, and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the Deere & Company Form 10-K for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission and filed with this report as Exhibit 99.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

     See the information under "Management's Discussion and Analysis", the "Financial Instruments", and the supplementary data under "Sensitivity Analysis".

Item 8. Financial Statements and Supplementary Data.
------  -------------------------------------------

     See accompanying table of contents of financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

     None.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

     Omitted pursuant to instruction I(2).

Item 11. Executive Compensation.
-------  ----------------------

     Omitted pursuant to instruction I(2).

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

     Omitted pursuant to instruction I(2).

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

     Omitted pursuant to instruction I(2).

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------

     (a)  (1)  Financial Statements

          (2)  Financial Statement Schedules

               See the table of contents to financial statements and schedules immediately preceding the financial statements and schedules to consolidated financial statements.

          (3)  Exhibits

               See the index to exhibits immediately preceding the exhibits filed with this report.

     (b)  Reports on Form 8-K

          Current Reports on Form 8-K dated August 15, 2000 (Items 5 and 7) and October 19, 2000 (Item 7).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Each person signing below also hereby appoints Robert W. Lane, Jon D. Volkert and Michael A. Harring, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

                                             JOHN DEERE CAPITAL CORPORATION

                                             By: /s/ R. W. LANE
                                                 -------------------------------
                                                     R. W. Lane
                                                     Chairman and Chief
                                                     Executive Officer

Date: 17 January 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                     Title                            Date
         ---------                     -----                            ----
/s/ R. W. LANE                 Director, Chairman and           )
------------------------
    R. W. Lane                 Chief Executive Officer          )
                                                                )
                                                                )
/s/ JAMES W. EILER             Director                         ) 17 January 2001
------------------------
    James W. Eiler                                              )
                                                                )
                                                                )
/s/ JAMES R. HESEMAN           Director                         )
------------------------
    James R. Heseman                                            )
                                                                )
                                                                )
/s/ JAMES A. ISRAEL            Director                         )
------------------------
    James A. Israel                                             )
                                                                )
                                                                )
/s/  JOHN J. JENKINS           Director                         )
------------------------
     John J. Jenkins                                            )

         Signature                     Title                            Date
         ---------                     -----                            ----
/s/ NATHAN J. JONES            Director, Senior Vice President  )
------------------------
    Nathan J. Jones            and Principal Financial Officer  )
                                                                )
                                                                )
/s/ F. F. KORNDORF             Director                         ) 17 January 2001
------------------------
    F. F. Korndorf                                              )
                                                                )
                                                                )
/s/ PIERRE E. LEROY            Director                         )
------------------------
    Pierre E. Leroy                                             )
                                                                )
                                                                )
/s/ M. P. ORR                  Director                         )
------------------------
    M. P. Orr                                                   )
                                                                )
                                                                )
/s/ JON D. VOLKERT             Director and President           )
------------------------
    Jon D. Volkert                                              )
                                                                )
                                                                )
/s/ STEVEN E. WARREN           Director, Senior Vice President  )
------------------------
    Steven E. Warren           and Principal Accounting Officer )

[Letterhead]
Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601-6779

INDEPENDENT AUDITORS' REPORT
----------------------------

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2000 and 1999 and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Chicago, Illinois

November 21, 2000

                               Table of Contents
                               -----------------

                                                                          Page
                                                                          ----
Financial Statements:

     John Deere Capital Corporation and Subsidiaries:

     Statements of Consolidated Income and Retained Earnings
       For the Years Ended October 31, 2000, 1999 and 1998...............  20

     Consolidated Balance Sheets, October 31, 2000 and 1999..............  21

     Statements of Consolidated Cash Flows
       For the Years Ended October 31, 2000, 1999 and 1998...............  22

     Notes to Consolidated Financial Statements..........................  23


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

     I, II, III, IV, and V.

                John Deere Capital Corporation and Subsidiaries
            Statements of Consolidated Income and Retained Earnings
                                 (in millions)

                                                                                For the Year Ended October 31,
                                                                   -----------------------------------------------------
                                                                             2000              1999              1998
                                                                   -----------------------------------------------------
Revenues
 Finance income earned on retail notes                                     $  403.8            $395.8            $430.8
 Lease revenues                                                               388.9             269.8             191.9
 Revolving charge account income                                              141.7             120.1             112.8
 Finance income earned on wholesale notes                                      95.1              71.6              61.4
 Securitization and servicing fee income                                       29.8              31.1              28.5
 Net gain on receivables and leases sold                                       20.6              40.4              38.8
 Interest income from short-term investments                                    8.4               7.4               8.9
 Other income                                                                  17.6              22.7              14.0
-----------------------------------------------------------------------------------------------------------------------
  Total revenues                                                            1,105.9             958.9             887.1
-----------------------------------------------------------------------------------------------------------------------
Expenses
 Interest expense                                                             440.2             361.0             368.4
 Operating expenses:
  Administrative and operating expenses                                       156.0             127.6             116.7
  Provision for credit losses                                                  52.6              62.3              46.1
  Fees paid to John Deere                                                      15.5               9.9              10.2
  Depreciation of equipment on operating leases                               224.8             162.4             112.2
-----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                   448.9             362.2             285.2
-----------------------------------------------------------------------------------------------------------------------
   Total expenses                                                             889.1             723.2             653.6
-----------------------------------------------------------------------------------------------------------------------
Income of consolidated group before income taxes                              216.8             235.7             233.5
Provision for income taxes                                                     76.6              82.1              82.4
-----------------------------------------------------------------------------------------------------------------------
Income of consolidated group                                                  140.2             153.6             151.1
Equity in income (loss) of unconsolidated affiliates                             .6               (.3)               .1
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                    140.8             153.3             151.2
Cash dividends declared                                                       (20.0)            (75.0)            (50.0)
Retained earnings at beginning of the year                                    884.7             806.4             705.2
-----------------------------------------------------------------------------------------------------------------------
Retained earnings at end of the year                                       $1,005.5            $884.7            $806.4
=======================================================================================================================


Ratio of earnings to fixed charges                                             1.48              1.64              1.63
=======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                John Deere Capital Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                 (in millions)

                                                                                         October 31,
                                                                           -----------------------------------
                                                                                    2000              1999
                                                                           -----------------------------------
Assets
 Cash and cash equivalents                                                        $  155.9          $  149.4
 Receivables and leases:
  Retail notes                                                                     4,587.7           3,716.2
  Revolving charge accounts                                                        1,110.5             900.6
  Wholesale notes                                                                    937.0             957.2
  Financing leases                                                                   456.4             402.2
------------------------------------------------------------------------------------------------------------
   Total receivables                                                               7,091.6           5,976.2
  Equipment on operating leases - net                                              1,517.1           1,254.8
------------------------------------------------------------------------------------------------------------
   Total receivables and leases                                                    8,608.7           7,231.0
  Allowance for credit losses                                                        (93.3)            (83.6)
------------------------------------------------------------------------------------------------------------
   Total receivables and leases - net                                              8,515.4           7,147.4
------------------------------------------------------------------------------------------------------------
 Other receivables                                                                    86.2              83.0
 Notes receivable - unconsolidated affiliates                                        140.0
 Investments in unconsolidated affiliates                                              9.7               9.5
 Other assets                                                                        130.8             116.0
------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $9,038.0          $7,505.3
============================================================================================================

Liabilities and Stockholder's Equity
 Short-term borrowings:
  Commercial paper                                                                $2,474.1          $1,264.7
  Extendible commercial notes and other notes payable                                  3.7               6.4
  John Deere                                                                         495.4             117.7
  Current maturities of long-term borrowings                                       1,769.5           2,137.6
------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                     4,742.7           3,526.4
------------------------------------------------------------------------------------------------------------
 Accounts payable and accrued liabilities:
  Accrued interest on debt                                                            52.3              33.1
  Other payables                                                                     415.5             324.2
------------------------------------------------------------------------------------------------------------
   Total accounts payable and accrued liabilities                                    467.8             357.3
------------------------------------------------------------------------------------------------------------
 Deposits withheld from dealers and merchants                                        132.6             122.8
------------------------------------------------------------------------------------------------------------
 Long-term borrowings:
  Senior debt                                                                      2,436.8           2,351.1
  Subordinated debt                                                                  150.0             150.0
------------------------------------------------------------------------------------------------------------
   Total long-term borrowings                                                      2,586.8           2,501.1
------------------------------------------------------------------------------------------------------------
   Total liabilities                                                               7,929.9           6,507.6
------------------------------------------------------------------------------------------------------------
 Stockholder's equity
  Common stock, without par value (issued and outstanding -
   2,500 shares owned by John Deere Credit Company)                                  112.8             112.8
  Retained earnings                                                                1,005.5             884.7
  Accumulated other comprehensive income (loss) -
   cumulative translation adjustment                                                 (10.2)               .2
------------------------------------------------------------------------------------------------------------
   Total stockholder's equity                                                      1,108.1             997.7
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                        $9,038.0          $7,505.3
============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                John Deere Capital Corporation and Subsidiaries
                     Statements of Consolidated Cash Flows
                                 (in millions)

                                                                                For the Year Ended October 31,
                                                                  -------------------------------------------------------
                                                                             2000               1999              1998
                                                                  -------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                                               $   140.8          $   153.3          $   151.2
 Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for credit losses                                                 52.6               62.3               46.1
   Provision for depreciation                                                 228.2              165.4              115.4
   Provision for deferred income taxes                                         17.6               38.1               23.0
   Equity in loss (income) of unconsolidated affiliates                         (.6)                .3                (.1)
   Other                                                                       75.6              (78.3)             (28.1)
-------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                514.2              341.1              307.5
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Cost of receivables and leases acquired                                   (8,908.6)          (8,090.4)          (7,349.0)
 Collections of receivables                                                 6,050.4            5,508.4            5,211.7
 Change in notes receivable - unconsolidated affiliates                      (135.2)              (5.1)
 Proceeds from sales of receivables                                           978.3            2,281.0            1,737.6
 Acquisitions of businesses                                                                      (59.2)              (7.2)
 Other                                                                        215.0              140.4               83.8
-------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                (1,800.1)            (224.9)            (323.1)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Change in commercial paper                                                 1,209.4             (650.8)            (319.9)
 Change in extendible commercial notes and other notes payable                 (2.7)              63.2             (285.7)
 Change in payable with John Deere                                            388.4                (.3)               4.4
 Proceeds from issuance of long-term borrowings                             1,865.0            2,282.0            1,721.0
 Principal payments on long-term borrowings                                (2,147.7)          (1,777.0)          (1,067.5)
 Dividends paid                                                               (20.0)             (75.0)             (50.0)
-------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) financing activities                   1,292.4             (157.9)               2.3
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            6.5              (41.7)             (13.3)
Cash and cash equivalents at the beginning of year                            149.4              191.1              204.4
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of year                              $   155.9          $   149.4          $   191.1
=========================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                John Deere Capital Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 1.   Summary of Significant Accounting Policies
------    ------------------------------------------

  The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization
----------------------

  John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Capital Corporation. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, the United Kingdom and the United States.

  Retail notes, revolving charge accounts, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

  In 2000, Deere & Company acquired minority ownership interests in certain John Deere construction equipment dealers. Wholesale notes associated with these dealers have been classified on the financial statements as "Notes receivable - unconsolidated affiliates".

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

  During the second quarter of fiscal 2000, the Company discontinued offering wholesale note financing for manufactured housing dealer inventory. The Company will continue to administer and service the existing portfolio until it is fully liquidated. Acquisition volumes for this product totaled $103 million for fiscal 2000 and the wholesale notes outstanding were $46 million at October 31, 2000.

  During the third quarter of fiscal 2000, the Company received approval from the Office of Thrift Supervision to charter a new thrift, to be known as FPC Financial, f.s.b., which is headquartered in Madison, Wisconsin. FPC Financial, f.s.b. commenced operations on December 24, 2000. It offers credit cards, such as Farm Plan(TM), PowerPlan(R) and the John Deere Credit Revolving Plan, on a nationwide basis, and provides retail financing for manufactured housing. The primary customers of the thrift are expected to be the purchasers of agricultural, commercial and consumer goods and services.

  During the first quarter of fiscal 2001, the Company discontinued offering wholesale note financing for recreational vehicle dealer inventory. The Company will continue to administer and service the portfolio until it is fully liquidated. Acquisition volumes for this product totaled $361 million for fiscal 2000 and the wholesale notes outstanding were $141 million at October 31, 2000.

  In the first quarter of fiscal 2001, JDB purchased the portfolio held by the partnership, John Deere Credit - Germany. Future equipment financing in Germany will be offered through JDB. The purchase of this portfolio added approximately $176 million to the Company's Receivables and Leases held at the acquisition date.

  In the first quarter of 2001, the Company formed a joint venture company, iVesta Financial Solutions LLC (iVesta). iVesta will develop and manage a new service that will enable customers to execute secure financial transactions with companies selling goods or services in an e-business environment. The service, named Isis, will provide the electronic financial network for the agricultural market. Agricultural customers will be able to use the service to select from a choice of Isis network lenders when purchasing a product or seeking financing and complete entire loan transactions online. The investment in iVesta is being accounted for as an equity basis investment.

Principles of Consolidation
---------------------------

  The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

  The functional currencies for the Company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated to U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder's equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

Accounting Pronouncements
-------------------------

  In 2000, the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of costs for software developed internally for internal use, which were previously expensed. The amount of total capitalized software costs, including purchased and internally developed software, classified as "Other Assets" at October 31, 2000 was $8 million, less accumulated amortization of $5 million. Amortization of these software costs was $1 million in 2000. The SOP's effect on the Company's financial position or net income was not material.

  In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by Statement No. 138 in 2000. Under the new standards, all derivatives will be recorded at fair value in the financial statements. The Company will adopt these statements in fiscal year 2001 and its effect on the Company's financial position or net income will not be material.

  In 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The standard revises FASB Statement No. 125 and requires additional disclosure. The statement will be effective March 31, 2001 and will have no material effect on the company's financial position or net income.

  In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101. Accordingly, the adoption of the SAB will have no effect on the Company's financial position or net income.

Reclassifications
-----------------

     Certain amounts for prior years have been reclassified to conform with 2000 financial statement presentations.


Note 2.   Receivables and Leases
------    ----------------------

Retail Notes Receivable
-----------------------

     The Company provides and administers financing for retail purchases of new and used equipment manufactured by John Deere's agricultural, commercial and consumer, and construction equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction, lawn and grounds care and recreational product retail notes unrelated to John Deere.

     Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

                                                                           2000                1999
                                                                      --------------------------------
          Agricultural equipment - new                                    $1,794.3            $1,646.5
          Agricultural equipment - used                                    1,809.6             1,412.7
          Construction equipment - new                                     1,016.6               615.8
          Construction equipment - used                                      152.1                89.4
          Lawn and grounds care equipment - new                              511.9               378.8
          Lawn and grounds care equipment - used                              35.1                31.5
          Recreational products                                              219.6               235.4
          --------------------------------------------------------------------------------------------
                 Total                                                     5,539.2             4,410.1
          --------------------------------------------------------------------------------------------
          Unearned finance income:
              Equipment                                                     (871.5)             (614.0)
              Recreational products                                          (80.0)              (79.9)
          --------------------------------------------------------------------------------------------
                 Total                                                      (951.5)             (693.9)
          --------------------------------------------------------------------------------------------
                 Retail notes receivable                                  $4,587.7            $3,716.2
          ============================================================================================

     Retail notes acquired by the Company during the year ended October 31, 2000 had an estimated average original term (based on dollar amounts) of 64 months. During 1999 and 1998, the estimated average original term was 65 and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2000, 1999 and 1998 was 27, 26 and 25 months, respectively.

Retail note installments at October 31 are scheduled as follows (in millions of dollars):

                                                        2000               1999
                                               --------------------------------
          Due in:
                0-12 months                         $1,595.9           $1,391.4
               13-24 months                          1,354.0            1,064.0
               25-36 months                          1,085.9              813.1
               37-48 months                            769.8              596.2
               49-60 months                            479.9              360.0
               Over 60 months                          253.7              185.4
          ---------------------------------------------------------------------
                   Total                            $5,539.2           $4,410.1
          =====================================================================


  Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

                                                                Down             Contract
                                                               Payment             Terms
                                                           ----------------------------------
     Agricultural equipment (new and used):
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

  During 2000, 1999 and 1998, the Company received proceeds of $978 million, $2,281 million and $1,738 million, respectively, from the sale of Receivables and Leases (including securitized sales). The Company acts as agent for the buyers in collection and administration for a majority of the Receivables and Leases it has sold. All Receivables and Leases sold are collateralized by security agreements on the related equipment sold to the customers. The Company's estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2000, 1999 and 1998 was $168 million, $161 million and $181 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2000 and 1999, the maximum exposure under these agreements was approximately $6 million and $8 million, respectively. At October 31, 2000, 1999 and 1998, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $1,959 million, $2,393 million and $2,189 million, respectively.

  Finance income is recognized over the lives of the retail notes on the effective-yield basis. During 2000, the average effective yield on retail notes held by the Company was approximately 10.2 percent, compared with 9.5 percent in 1999 and 9.6 percent in 1998. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the notes on the effective-yield basis.

  A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 30 percent in 2000, 29 percent in 1999 and 23 percent in 1998.

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

Revolving Charge Accounts Receivable
------------------------------------

  Revolving charge account income is generated primarily by three revolving credit products: Farm Plan(TM), the John Deere Credit Revolving Plan and operating loans. Farm Plan(TM) is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan(TM) as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan(TM) income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance lawn and grounds care equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Primarily operating loans are offered through several leading farm input providers to finance the acquisition of seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances.

  Revolving charge accounts receivable at October 31, 2000 totaled $1,111 million, compared with $901 million at October 31, 1999. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Financing Leases and Equipment on Operating Leases
--------------------------------------------------

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

                                                                   2000             1999
                                                                 ------------------------
          Agricultural equipment                                 $138.7            $ 95.4
          Construction equipment                                  122.0             124.3
          Lawn and grounds care equipment                          85.8              69.4
          Other equipment                                         143.3             137.6
          -------------------------------------------------------------------------------
               Total                                              489.8             426.7
          Estimated residual values                                54.6              57.6
          Unearned finance income                                 (88.0)            (82.1)
          -------------------------------------------------------------------------------
               Financing leases receivable                       $456.4            $402.2
          ===============================================================================


  Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

                                                     2000              1999
                                                     -----------------------
          Due in:
              0-12 months                          $172.0             $139.9
              13-24 months                          134.4              115.1
              25-36 months                           90.8               84.9
              37-48 months                           52.5               52.5
              Over 48 months                         40.1               34.3
          ------------------------------------------------------------------
                 Total                             $489.8             $426.7
          ==================================================================


  The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

                                                                    2000                1999
                                                                    ------------------------
          Agricultural equipment                                    $1,230.6        $1,010.3
          Construction equipment                                       488.6           363.7
          Lawn and grounds care equipment                              122.1            88.3
          Other equipment                                               61.6            71.3
          ----------------------------------------------------------------------------------
               Total                                                 1,902.9         1,533.6
          Accumulated depreciation                                    (385.8)         (278.8)
          ----------------------------------------------------------------------------------
               Equipment on operating leases - net                  $1,517.1        $1,254.8
          ==================================================================================

  Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

                                     2000              1999
                                ---------------------------
          Due in:
                0-12 months        $279.0            $230.4
               13-24 months         191.9             160.1
               25-36 months          91.3              72.5
               37-48 months          41.4              36.4
               Over 48 months        17.8              13.6
          -------------------------------------------------
                 Total             $621.4            $513.0
          =================================================

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

Wholesale Notes Receivable
--------------------------

  The Company finances wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engines, John Deere agricultural equipment, and John Deere construction equipment owned by dealers of those products. Wholesale finance income is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. The Company has discontinued to offer wholesale note financing for manufactured housing and recreational vehicle dealer inventory. Additional information is presented in Note 1 to the Consolidated Financial Statements.

  Wholesale notes receivable totaled $937 million at October 31, 2000, compared with $957 million at October 31, 1999. Generally, the maximum maturity for wholesale notes is 12 months.

Other Receivables
-----------------

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

Concentration of Credit Risk
----------------------------

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

Note 3.     Allowance for Credit Losses, Delinquencies and Write-offs
------      ---------------------------------------------------------

Allowance for Credit Losses
---------------------------

  Allowances for credit losses on Receivables and Leases are maintained in amounts considered to be appropriate in relation to the Receivables and Leases outstanding based on estimated collectibility and collection experience.

  An analysis of the allowance for credit losses on total Receivables and Leases follows (in millions of dollars):

                                                                              2000             1999             1998
                                                                  --------------------------------------------------
     Balance, beginning of the year                                         $ 83.6           $ 81.3           $ 85.9
     Provision charged to operations                                          52.6             62.3             46.1
     Amounts written off                                                     (36.2)           (40.2)           (32.2)
     Transfers primarily related to receivable and lease sales                (6.7)           (19.8)           (18.5)
     ---------------------------------------------------------------------------------------------------------------
     Balance, end of the year                                               $ 93.3           $ 83.6           $ 81.3
     ===============================================================================================================

  The allowance for credit losses represented 1.1 percent, 1.2 percent and 1.2 percent of Receivables and Leases financed at October 31, 2000, 1999 and 1998, respectively. In addition, the Company had $133 million, $123 million and $156 million at October 31, 2000, 1999 and 1998, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies
-------------

  Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan(TM) account and 150 days for a John Deere Credit Revolving Plan account. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. When a wholesale account becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with manufacturers for new inventories held by dealers.

     Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                                                     October 31,              October 31,               October 31,
                                                        2000                     1999                      1998
                                               -------------------------------------------------------------------------
                                                  Dollars     Percent      Dollars     Percent      Dollars      Percent
                                               -------------------------------------------------------------------------
Retail notes:
  Agricultural equipment                       $      8.9       .30%    $     11.7       .45%    $      9.5        .42%
  Construction equipment                              4.5       .45            2.1       .34            2.0        .28
  Lawn and grounds care equipment                      .9       .19             .8       .23             .7        .26
  Recreational products                                .1       .07             .1       .06             .2        .03
                                               ----------               ----------               ----------
    Total retail notes                               14.4       .31           14.7       .40           12.4        .32
Revolving charge accounts                            10.0       .90            8.9       .99            8.4       1.12
Wholesale notes                                       3.0       .32            1.1       .11             .6        .07
Leases                                                5.5       .28            5.2       .31            3.8        .34
                                               ----------               ----------               ----------
    Total Receivables and Leases               $     32.9       .38     $     29.9       .41     $     25.2        .39
                                               ==========               ==========               ==========

Write-offs
----------

     Total Receivable and Lease write-off amounts, by product and as a percentage of average balances held during the year were as follows (dollars in millions):

                                                          2000                    1999                     1998
                                               -------------------------------------------------------------------------
                                                  Dollars     Percent      Dollars     Percent      Dollars      Percent
                                               -------------------------------------------------------------------------
Retail notes:
  Agricultural equipment                            $ 5.4       .20%         $13.9       .47%         $ 3.3        .11%
  Construction equipment                              6.5       .85            4.6       .76            5.3        .79
  Lawn and grounds care equipment                      .3       .08             .1       .01             .6        .25
  Recreational products                               2.9      2.03            3.5       .96            6.3        .76
                                               ----------              -----------              -----------
    Total retail notes                               15.1       .38           22.1       .52           15.5        .33
Revolving charge accounts                             9.6      1.03           10.6      1.42           11.1       1.75
Wholesale notes                                       3.5       .34            1.9       .22            2.0        .33
Leases                                                8.0       .44            5.6       .43            3.6        .38
                                               ----------              -----------              -----------
    Total Receivables and Leases                    $36.2       .46          $40.2       .56          $32.2        .47
                                               ==========              ===========              ===========

Note 4. Short-Term Borrowings
------  ---------------------

     On October 31, 2000, short-term borrowings were $4,743 million, $2,474 million of which was commercial paper. Short-term borrowings were $3,526 million on October 31, 1999, $1,265 million of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from John Deere, which totaled $495 million and $118 million at October 31, 2000 and 1999, respectively. The Capital Corporation pays a market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted average interest rate on total short-term borrowings at October 31, 2000 and 1999, excluding current maturities of long-term borrowings, was 6.5 percent and
5.4 percent, respectively.

     At October 31, 2000, the Company and Deere & Company jointly maintained $4,710 million of unsecured lines of credit with various banks in North America and overseas, $953 million of which was unused.

For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,338 million long-term commitment of the banks expiring on February 22, 2005. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 5.7 to 1 at October 31, 2000, compared to 5.1 to 1 at October 31, 1999. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

     Deere & Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For purposes of these calculations, "earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings before fixed charges to fixed charges was 1.48 to 1, 1.64 to 1 and 1.63 to 1 in 2000, 1999 and 1998, respectively.
Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to continue to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

Note 5. Long-Term Borrowings
------  --------------------

     Long-term borrowings of Capital Corporation at October 31 consisted of the following (in millions of dollars):

                                                                                          2000               1999
                                                                                    -------------------------------
Senior Debt:
     Medium-term notes due 2001-2007:
             Average interest rate of 7.1% as of year end 2000 and 6.2% as of
              year end 1999                                                             $1,775.0           $1,252.0
       5.35% Notes due 2001                                                                                   200.0
       5.85% Notes due 2001                                                                                   200.0
       7% Notes due 2002:
           Swapped to variable interest rate of 7.1% as of year end 2000 and               300.0              300.0
           6.5% as of year end 1999
       Other Notes due up to 2008:
           Average rate of 7.5% as of year end 2000 and 7.2% as of year end                 63.4              100.9
           1999
       6% Notes due 2009:
           Swapped to variable interest rate of 6.9% as of year end 2000 and               300.0              300.0
           5.5% as of year end 1999
-------------------------------------------------------------------------------------------------------------------
               Total senior debt                                                         2,438.4            2,352.9
               Unamortized debt discount                                                    (1.6)              (1.8)
-------------------------------------------------------------------------------------------------------------------
               Net senior debt                                                           2,436.8            2,351.1
-------------------------------------------------------------------------------------------------------------------
Subordinated Debt:
      8-5/8% Subordinated Debentures due 2019                                              150.0              150.0
-------------------------------------------------------------------------------------------------------------------
                Total subordinated debt                                                    150.0              150.0
-------------------------------------------------------------------------------------------------------------------
                Total                                                                   $2,586.8           $2,501.1
===================================================================================================================

  The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 2001 - $1,770, 2002 - $1,513, 2003 - $524, 2004 - $1 and 2005 - $1.

Note 6. Leases
------  ------

  Total rental expense for operating leases was $6 million, $5 million and $4 million for the years 2000, 1999 and 1998, respectively. At October 31, 2000 future minimum lease payments under operating leases amounted to $38 million as follows: 2001 - $8, 2002 - $6, 2003 - $6, 2004 - $5 and later years $13.

Note 7. Common Stock
------  ------------

  All of the Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2000 or 1999. At October 31, 2000, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 8. Dividends
------  ---------

  The Capital Corporation paid cash dividends to John Deere Credit Company of $20 million in 2000 and $75 million in 1999. In each case, John Deere Credit Company paid a comparable dividend to Deere & Company.

Note 9. Pension and Other Retirement Benefits
------  -------------------------------------

  The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $2.5 million in 2000, $2.0 million in 1999 and $1.6 million in 1998. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $1.3 million in 2000, $1.5 million in 1999 and $1.0 million in 1998. Further disclosure for these plans is included in the notes to the Deere & Company 2000 Annual Report on Form 10-K.

Note 10.  Income Taxes
-------   ------------

Taxes on Income and Income Tax Credits
--------------------------------------

  The taxable income of the Company is included in the consolidated United States income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

Deferred Income Taxes
---------------------

  Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

                                                                       2000                               1999
                                                         -------------------------------     ------------------------------
                                                           Deferred Tax    Deferred Tax          Deferred     Deferred Tax
                                                              Assets       Liabilities          Tax Assets    Liabilities
                                                         -------------------------------     ------------------------------
Deferred lease income                                                             $100.9                              $71.7
Deferred retail note finance income                                                  5.4                                5.5
Allowance for credit losses                                     $39.0                                 $33.1
Accrual for retirement and other benefits                         4.5                                   4.0
Securitization income                                             9.1                                   3.5
Miscellaneous accruals and other                                  0.7                                   1.2
----------------------------------------------------------------------------------------     ------------------------------
     Total deferred income tax assets and liabilities           $53.3             $106.3              $41.8           $77.2
========================================================================================     ==============================

The provision for income taxes consisted of the following (in millions of dollars):

                                                  2000      1999      1998
                                               ---------------------------
       Current                                   $59.0     $44.0     $59.4
       Deferred                                   17.6      38.1      23.0
       -------------------------------------------------------------------
          Total provision for income taxes       $76.6     $82.1     $82.4
       ===================================================================

Effective Income Tax Provision
------------------------------

  A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

                                                      2000    1999   1998
                                                    ----------------------
       United States federal income tax provision
           at a statutory rate of 35 percent         $75.8   $82.5   $81.7
       Municipal lease income not taxable             (1.7)   (1.5)   (1.2)
       Taxes on foreign income which differ
           from the United States statutory rate        .4     (.4)
       Other adjustments - net                         2.1     1.5     1.9
       -------------------------------------------------------------------
               Total provision for income taxes      $76.6   $82.1   $82.4
       ===================================================================

Note 11. Cash Flow Information
-------  ---------------------

  For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term investments mature within three months or less.

  Cash payments by the Company for interest incurred on borrowings in 2000, 1999 and 1998 were $428 million, $381 million and $380 million, respectively. Cash payments for income taxes during these same periods were $55 million, $47 million and $61 million, respectively.

Note 12. Legal Proceedings
-------  -----------------

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

Note 13. Comprehensive Income Items
-----------------------------------

     Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the twelve months ended October 31, 2000, 1999 and 1998 consisted of the following (in millions of dollars):

                                                                   2000            1999           1998
                                                                ---------------------------------------
         Net income                                               $140.8          $153.3         $151.2
         Change in cumulative translation adjustment               (10.4)            1.0            (.6)
         (net of tax)
        -----------------------------------------------------------------------------------------------
         Comprehensive income                                     $130.4          $154.3         $150.6
        ===============================================================================================

Note 14.  Financial Instruments
-------   ---------------------

  The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

                                                                      2000                               1999
                                                          ---------------------------     ------------------------------
                                                               Carrying         Fair              Carrying         Fair
                                                                Value           Value               Value          Value
                                                          ---------------------------     ------------------------------
Receivables financed                                            $6,998         $6,991              $5,893         $5,866
=====================================================================================     ==============================

Long-term borrowings and related swaps:
  Long-term borrowings                                          $2,587         $2,574              $2,501         $2,478
  Interest rate and foreign currency swaps                                         26                                 21
-------------------------------------------------------------------------------------     ------------------------------
    Total                                                       $2,587         $2,600              $2,501         $2,499
=====================================================================================     ==============================

Fair Value Estimates
--------------------

  Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

  Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the Company have been swapped to current variable interest rates. Fair values of these swaps were based on discounted values of their related cash flows at current market interest rates.

  Fair values and carrying values of the Company's other interest rate swaps associated with short-term borrowings and foreign exchange forward contracts were not material.

Derivatives
-----------

     The Company enters into derivative transactions only to manage exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

Interest Rate Swaps
-------------------

     The Company enters into interest rate swap agreements related to its borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense.

     At October 31, 2000 and 1999, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $1,195 million and $426 million, having rates of 4.9 to 7.5 percent and 4.9 to 6.8 percent, terminating in up to 64 months and 59 months, respectively.

     The Company has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. See the table in Note 5 - Long-Term Borrowings, which reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The Company also has interest rate swap agreements associated with medium-term notes. Note 5 - Long-Term Borrowings also includes a table that reflects the interest rates relating to these swap agreements. At October 31, 2000 and 1999, the total notional principal amounts of these swap agreements were $1,130 million and $462 million, terminating in up to 100 months and 92 months, respectively.

Note 15.  Geographic Area Information
-------   ---------------------------

     In 1999, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is income before income taxes, attributed to the United States and foreign countries for the year ended October 31, 2000 and 1999 are shown below (in millions of dollars)*:


                                                  2000              1999
                                            ------------------------------
     Revenues:
        United States                             $1,047             $ 919
        Foreign countries                             59                40
     ---------------------------------------------------------------------
          Total                                   $1,106             $ 959
     =====================================================================

     Operating profit:
        United States                             $  215             $ 233
        Foreign countries                              2                 3
     ---------------------------------------------------------------------
          Total                                   $  217             $ 236
     =====================================================================


* Operations in foreign countries were not significant in 1998. No individual foreign country's revenues were material for disclosure purposes. Total property and equipment disclosure for the United States and foreign countries also were not material for disclosure purposes. Geographic operating profit has been given in addition to the reporting requirements.

Supplemental Information (Unaudited)
------------------------------------

Quarterly Information
---------------------

       Supplemental quarterly information for the Company follows (in millions of dollars):

                                                           First        Second         Third         Fourth        Fiscal
                                                          Quarter      Quarter        Quarter        Quarter        Year
                                                          -----------------------------------------------------------------
     2000:
      Revenues                                             $251.1       $261.3        $292.5          $301.0       $1,105.9
      Interest expense                                       99.1        103.4         116.7           121.0          440.2
      Operating expenses                                     96.8        108.5         113.7           129.9          448.9
      Provision for income taxes                             19.1         17.1          21.8            18.6           76.6
      Equity in income of unconsolidated
          affiliates                                           .1           .1            .2              .2             .6
     ----------------------------------------------------------------------------------------------------------------------
      Net income                                           $ 36.2       $ 32.4        $ 40.5          $ 31.7       $  140.8
     ======================================================================================================================

     1999:
      Revenues                                             $221.2        $236.6        $261.4         $239.7       $  958.9
      Interest expense                                       86.0          92.4          91.2           91.4          361.0
      Operating expenses                                     78.0          88.9          93.7          101.6          362.2
      Provision for income taxes                             20.2          19.0          26.0           16.9           82.1
        Equity in income (loss) of unconsolidated
             affiliates                                        .4            .2           (.3)           (.6)           (.3)
     ----------------------------------------------------------------------------------------------------------------------
      Net income                                           $ 37.4        $ 36.5        $ 50.2         $ 29.2       $  153.3
     ======================================================================================================================

Sensitivity Analysis
--------------------

     The following is a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The gains or losses in the table below represent the changes in the financial instruments' fair values that would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 2000 and 1999. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values at October 31, 2000 and 1999 would have been (in millions of dollars):

                                                                               Fair Value Gains (Losses)
                                                                             ------------------------------
                                                                             October 31,        October 31,
                                                                                2000               1999
                                                                             ------------------------------
          Financing receivables                                                $ (43)             $ (32)

          Long-term borrowings and related swaps:
            Long-term borrowings                                                  28                 34
            Interest rate and foreign currency swaps                             (11)               (22)
          -------------------------------------------------------------------------------------------------
              Total                                                            $ (26)             $ (20)
          =================================================================================================

                               Index to Exhibits
                               -----------------

    2.   Not applicable.

    3.1  Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*).

    3.2  Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October
         31, 1999*).

    4.1  Five Year Credit Agreement among registrant, Deere & Company, various financial institutions, The
         Chases Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000.  (Exhibit 4.1 to Form 10-Q of Deere & Company for the
         quarter ended April 30, 2000, Securities and Exchange Commission file number 1-4121*)

    4.2  364-Day Credit Agreement among registrant, Deere & Company, various financial institutions,
         The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended April 30, 2000, Securities and Exchange Commission file number 1-4121*)

    4.3  Senior Indenture dated as of March 15, 1997 between the registrant and The Chase Manhattan
         Bank (National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3
         no. 333-68355, filed December 4, 1998*).

    4.4  Subordinated Indenture dated as of March 15, 1997 between the registrant and Bank One Trust
         Company, National Association (successor by merger to the First National Bank of Chicago), as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-68355, filed December
         4, 1998*).

    4.5  Form of certificate for common stock (Exhibit 4.6 to Form 10-K of the registrant for the year ended October 31, 1998*).

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

   11.   Not applicable.

   12.   Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 2000.

   13.   Not applicable.

   16.   Not applicable.

   18.   Not applicable.

   21.   Omitted pursuant to instruction I(2).

   22.   Not applicable.

   23.   Consent of Deloitte & Touche LLP.

   24.   Not applicable.

   99.   Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2000
         (Securities and Exchange Commission file number 1-4121*).


______________________

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.