Form 10-Q
period 2001-01-31
DEERE JOHN CAPITAL CORP
filed 2001-03-08
CIK 27673

===============================================================

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                         FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2001

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

        At January 31, 2001, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
                        (in millions)

                                            Three Months Ended
                                                  January 31,
                                              2001        2000
                                         ----------------------
Revenues
  Finance income earned on retail notes  $   113.6    $   87.6
  Lease revenues                             106.7        88.9
  Finance income earned on wholesale notes    23.4        21.8
  Revolving charge account income             27.5        26.7
  Operating loan income                        8.7         6.5
  Securitization and servicing fee income      8.1         8.1
  Net gain on receivables and leases sold      9.6         3.8
  Interest income from short-term investments   .9         2.5
  Other income                                 5.0         5.2
--------------------------------------------------------------
      Total revenues                         303.5       251.1
--------------------------------------------------------------
Expenses
  Interest expense                           123.4        99.1
  Operating expenses:
    Administrative and operating expenses     39.8        33.3
    Provision for credit losses                7.6         8.4
    Fees paid to John Deere                    3.8         3.1
    Depreciation of equipment on operating
      leases                                  62.7        52.0
--------------------------------------------------------------
      Total operating expenses               113.9        96.8
---------------------------------------------------------------
      Total expenses                         237.3       195.9
--------------------------------------------------------------
Income of consolidated group before income
  taxes                                       66.2        55.2
Provision for income taxes                    22.2        19.1
--------------------------------------------------------------
Income of consolidated group                  44.0        36.1
Equity in income of unconsolidated affiliates   .5          .1
--------------------------------------------------------------
Net income                                    44.5        36.2
Cash dividends declared                                   (5.0)
Retained earnings at beginning of period   1,005.5       884.7
--------------------------------------------------------------
Retained earnings at end of period       $ 1,050.0   $   915.9
==============================================================


         See Notes to Interim Financial Statements.

      John Deere Capital Corporation and Subsidiaries
               Consolidated Balance Sheets
                     (Unaudited)
                     (in millions)

                                Jan 31,     Oct 31,    Jan 31,
                                  2001        2000       2000
                           ------------------------------------
Assets
  Cash and cash equivalents   $   154.8   $   155.9  $   160.9
  Receivables and leases:
    Retail notes                4,176.1     4,587.7    3,846.4
    Wholesale notes               847.5       937.0      945.2
    Revolving charge accounts     573.0       688.3      552.4
    Operating loans               384.5       422.2      221.6
    Financing leases              449.3       456.4      429.4
-------------------------------------------------------------
      Total receivables         6,430.4     7,091.6    5,995.0
-------------------------------------------------------------
    Equipment on operating
      leases - net              1,482.9     1,517.1    1,337.0
-------------------------------------------------------------
      Total receivables and
        leases                  7,913.3     8,608.7    7,332.0
    Allowance for credit losses   (87.7)      (93.3)     (84.2)
-------------------------------------------------------------
      Total receivables and
        leases - net            7,825.6     8,515.4    7,247.8
-------------------------------------------------------------
  Notes receivable -
    unconsolidated affiliates     141.9       140.0       86.9
  Notes receivable - John Deere   259.0                   33.7
  Other receivables               111.1        86.2       81.9
  Investment in unconsolidated
    affiliates                      4.0         9.7       10.7
  Other assets                    136.5       130.8      104.9
-------------------------------------------------------------
Total Assets                  $ 8,632.9   $ 9,038.0  $ 7,726.8
==============================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper          $ 1,486.2   $ 2,474.1  $ 1,644.3
    Extendible commercial notes
      and other notes payable      13.7         3.7       56.5
    John Deere                                495.4
    Current maturities of
      long-term borrowings      1,963.9     1,769.5    2,350.6
-------------------------------------------------------------
      Total short-term
        borrowings              3,463.8     4,742.7    4,051.4
-------------------------------------------------------------
Accounts payable and accrued
  liabilities:
  Accrued interest on debt         82.2        52.3       66.1
  Other payables                  542.1       415.5      371.7
-------------------------------------------------------------
Total accounts payable and
  accrued liabilities             624.3       467.8      437.8
-------------------------------------------------------------
Deposits withheld from dealers
    and merchants                 133.5       132.6      124.3
-------------------------------------------------------------
Long-term borrowings:
  Senior debt                   3,127.9     2,436.8    1,934.9
  Subordinated debt               150.0       150.0      150.0
-------------------------------------------------------------
    Total long-term borrowings  3,277.9     2,586.8    2,084.9
-------------------------------------------------------------
      Total liabilities         7,499.5     7,929.9    6,698.4
-------------------------------------------------------------
Stockholder's equity:
  Common stock, without par value
    (issued and outstanding --
    2,500 shares owned by
    John Deere Credit Company)    112.8       112.8      112.8
  Retained earnings             1,050.0     1,005.5      915.9
  Accumulated other comprehensive
    income (loss)                 (29.4)      (10.2)       (.3)
-------------------------------------------------------------
    Total stockholder's equity  1,133.4     1,108.1    1,028.4
-------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity        $ 8,632.9   $ 9,038.0  $ 7,726.8
==============================================================

         See Notes to Interim Financial Statements.

      John Deere Capital Corporation and Subsidiaries
          Statements of Consolidated Cash Flows
                      (Unaudited)
                    (in millions)


                                Three Months Ended January 31,
                                          2001          2000
                                -----------------------------
Cash Flows from Operating Activities:
  Net income                          $   44.5       $   36.2
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Provision for credit losses          7.6            8.4
      Provision for depreciation
        and amortization                  63.7           52.6
      Undistributed earnings of
        unconsolidated affiliates          (.5)           (.1)
      Other                                2.9           47.4
-------------------------------------------------------------
        Net cash provided by
          operating activities           118.2          144.5
-------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of Receivables acquired        (1,783.5)      (1,722.4)
  Collections of Receivables           1,499.7        1,588.8
  Cost of operating leases acquired      (89.6)        (165.0)
  Proceeds from sale of equipment on
    operating leases                      61.0           37.3
  Change in notes receivable -
    unconsolidated affiliates              (1.9)         (54.6)
  Proceeds from sales of receivables     912.9           71.3
  Other                                  123.5           51.7
-------------------------------------------------------------
        Net cash provided by (used for)
          investing activities           722.1         (192.9)
-------------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper            (987.9)         379.6
  Change in extendible commercial notes
    and other notes payable               10.0           50.1
  Change in receivable from/payable to
    John Deere                          (739.9)        (161.6)
  Proceeds from issuance of long-term
    borrowings                         1,400.0          150.0
  Principal payments on long-term
    borrowings                          (523.6)        (353.2)
  Dividends paid                                         (5.0)
-------------------------------------------------------------
        Net cash provided by (used for)
          financing activities          (841.4)          59.9
-------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                        (1.1)          11.5
Cash and cash equivalents at beginning
  of period                              155.9          149.4
-------------------------------------------------------------
Cash and cash equivalents at end
  of period                           $  154.8       $  160.9
=============================================================

          See Notes to Interim Financial Statements.
Page 4

       John Deere Capital Corporation and Subsidiaries
           Notes to Interim Financial Statements

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform with 2001 financial statement presentation.

Based on the way the Company's operations are managed and evaluated by management, the Company is viewed as having one operating segment.

(2) The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, commercial and consumer and construction equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and manufactured housing unit retail notes acquired from dealers (recreational product retail notes). The Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts and operating loans), and provides wholesale financing for inventories of John Deere engines and John Deere agricultural and John Deere construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, operating loans, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)  In the first quarter of fiscal 2001, John Deere Bank S.A.
(JDB), a wholly-owned subsidiary of the Capital Corporation, purchased the portfolio held by John Deere Credit - Germany, which had been one of the Company's joint ventures. Future equipment financing in Germany will be offered through JDB. The purchase of this portfolio added approximately $176 million to the Company's Receivables and Leases held at the acquisition date.

(4) In the first quarter of 2001, the Company formed a joint venture company, iVesta Financial Solutions LLC (iVesta). iVesta will develop and manage a new service that will enable customers to execute secure financial transactions with companies selling goods or services in an e-business environment. The service, named Isis, will provide an electronic financial network for the agricultural market. Agricultural customers will be able to use the service to select from a choice of Isis network lenders when purchasing a product or seeking financing and complete entire loan transactions online. The investment in iVesta is being accounted for as an equity basis investment.

(5) Subsequent to the first quarter of 2001, the Company discontinued offering wholesale note financing for yacht dealer inventories. Acquisition volumes for this product totaled $37 million for the first three months of 2001 and the wholesale notes outstanding were $77 million at January 31, 2001.

(6) The Company's ratio of earnings before fixed charges to fixed charges was 1.53 to 1 for the first quarter of 2001 compared with 1.55 to 1 for the first quarter of 2000. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(7) In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB 138. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $3.6 million recorded in "Unrealized loss on Derivatives" (other comprehensive income) and a loss of $0.1 million recorded in income. The amount of the transition adjustment loss which was recorded in other comprehensive income at November 1, 2000 that will be reclassified to earnings in fiscal year 2001 is approximately $1 million. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

(8) Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

                                Three Months Ended January 31,
                                        2001          2000
                                ------------------------------
Net income                           $  44.5        $  36.2
Other comprehensive income
  (loss), net of tax:
    Change in cumulative translation
      adjustment                         3.4           (0.5)
    Unrealized loss on derivatives     (22.6)
                                ------------------------------
Comprehensive income                 $  25.3        $  35.7
                                ==============================
Page 6

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Net income was $44.5 million for the first quarter of 2001, compared with $36.2 million last year. First quarter results benefited from higher income on a larger average receivable and lease portfolio and higher income from increased sales of retail notes, partially offset by higher selling and administrative expenses related to the larger portfolio.

Revenues totaled $303.5 million for the first quarter, compared to $251.1 million for the same period a year ago. Revenues increased primarily due to a 16 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes increased $26.0 million to $113.6 million for the first three months of 2001, from $87.6 million for the same period in 2000. This increase was primarily due to the increase in the average balance of Receivables financed and higher yields on variable rate contracts compared to one year ago. Lease revenues were $106.7 million during the first three months of 2001, compared to $88.9 million for the first three months of 2000. Finance income earned on wholesale notes was $23.4 million for the first three months of 2001, compared to $21.8 million for the first three months of 2000. Revolving charge account income was $27.5 million for the first quarter, compared to $26.7 million during the same period last year. Operating loan income increased $2.2 million to $8.7 million, from $6.5 million in the first quarter of 2000.

Net gain on the sales of receivables and leases, including adjustments to prior sales, totaled $9.6 million during the first three months of 2001, compared to $3.8 million for the same period a year ago. The increase was primarily related to the sale of agricultural retail notes (approximately $800 million total principal value) during the first quarter of 2001. There were no similar sales during the first quarter of 2000. Additional sales of receivables and leases are expected to be made in the future.

Interest expense totaled $123.4 million for the first quarter of 2001, compared to $99.1 million for the same period in 2000. This increase was primarily due to an increase in the weighted annual interest rate incurred on all borrowings from 6.3 percent for the first three months of 2000 to 7.3 percent for the first three months of 2001. In addition, average borrowings increased 16 percent to $7,103 million in the first three months of 2001 from $6,144 million in the first three months of 2000.

Administrative and operating expenses were $39.8 million in the first quarter of 2001, compared with $33.3 million during the same period in 2000. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased $10.7 million to $62.7 million in the first quarter of 2001, compared to $52.0 million for the same period in 2000, as a result of the increase in equipment on operating leases held.

During the first quarter of 2001, the provision for credit losses totaled $7.6 million, compared with $8.4 million in the same period last year. Despite the higher write-offs, the reduction in the provision for credit losses was primarily due to lower growth of the portfolio for the quarter, compared to the same period last year. The annualized provision for credit losses, as a percent of the total average portfolio held, was
 .36 percent for the first quarter of 2001, compared with .47 percent for the same period last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                                          Three Months
                                        Ended January 31,
                                 2001   2000   $ Chng  % Chng
                              ---------------------------------
Retail notes:
  Agricultural equipment      $  615  $  670   $  (55)     (8)%
  Construction equipment         167     133       34      26
  Lawn and grounds care
    equipment                     43      45       (2)     (4)
  Recreational products           88      72       16      22
                              ---------------------------------
    Total                        913     920       (7)     (1)
                              ---------------------------------
Wholesale notes                  239     352     (113)    (32)
Revolving charge accounts        354     324       30       9
Operating loans                  243      96      147     153
Financing leases                  34      31        3      10
Equipment on operating leases     90     165      (75)    (45)
                              ---------------------------------
    Total                    $ 1,873 $ 1,888   $  (15)     (1)
                              =================================

Receivable and Lease volumes decreased by $15 million for the first three months of 2001, compared to the first three months of 2000 primarily because the Company discontinued offering wholesale note financing for manufactured housing and recreational vehicle dealer inventory. The decrease was partially offset by an increase in operating note volumes. Retail note volumes decreased when compared to the first quarter of 2000, primarily because of a decrease in United States agricultural equipment retail note volumes. Operating lease volumes decreased when compared to the same period one year ago, primarily due to a decrease in agricultural operating lease volumes. Operating loan volumes increased compared to the same period last year, due to the increased demand for operating loans by agricultural customers.

Total Receivables and Leases held were as follows (in millions of dollars):

                          January 31,  October 31,  January 31,
                              2001        2000         2000
                            -----------------------------------
Retail notes:
  Agricultural equipment    $ 2,545      $ 2,983     $  2,676
  Construction equipment      1,043        1,000          671
  Lawn and grounds care
    equipment                   463          465          349
  Recreational products         125          140          150
                            -----------------------------------
    Total                     4,176        4,588        3,846
                            -----------------------------------
Wholesale notes                 847          937          945
Revolving charge accounts       573          689          552
Operating loans                 385          422          222
Financing leases                449          456          430
Equipment on operating leases 1,483        1,517        1,337
                            -----------------------------------
    Total                   $ 7,913      $ 8,609     $  7,332

Receivables and Leases administered by the Company were as follows in (millions of dollars):

                               Jan 31,    Oct 31,       Jan 31,
                                 2001       2000          2000
                              ---------------------------------
Receivables and Leases
    administered:
  Owned by the Company         $ 7,913    $ 8,609       $ 7,332
  Sold and Serviced -
    with limited recourse*       2,301      1,867         1,949
  Sold and Serviced - without
    recourse**                      90         91           111
  Serviced - without
    recourse***                     20         24            38
                              ---------------------------------
    Total Receivables and
      Leases administered      $10,324    $10,591       $ 9,430


* The Company's maximum exposure under all Receivable and Lease recourse provisions at January 31, 2001, October 31, 2000 and January 31, 2000 was $172 million, $168 million and $155 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At January 31, 2001, October 31, 2000 and January 31, 2000, the maximum exposure under these agreements was approximately $8 million, $6 million and $7 million, respectively.

**   These Receivables and Leases represent a portfolio of
recreational product retail notes which the Company continues to administer for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural
Financing Limited. These servicing rights were obtained in conjunction with the Company's acquisition of the remaining 50 percent interest in John Deere Credit Limited.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percent of total balances held, were as follows (in millions of dollars):

                           January 31, October 31,  January 31,
                              2001       2000          2000
                             $    %       $    %       $    %
                           ------------------------------------
Retail notes:
  Agricultural equipment  $11.2  .44%  $ 8.9  .30%  $10.7  .40%
  Construction equipment    4.7  .45     4.5  .45     2.1  .31
  Lawn and grounds care
    equipment               1.0  .22      .9  .19      .9  .26
  Recreational products      .1  .08      .1  .07      .2  .13
                           ------------------------------------
    Total                  17.0  .41    14.4  .31    13.9  .36
                           ------------------------------------
Wholesale notes             6.0  .71     3.0  .32     1.6  .17
Revolving charge accounts  12.1 2.11     9.3 1.35    10.6 1.92
Operating loans             1.6  .42      .7  .17      .1  .05
Leases                      6.7  .35     5.5  .28     5.2  .29
                           ------------------------------------
    Total                 $43.4  .55   $32.9  .38   $31.4  .43
                           ====================================

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $86 million, $68 million and $51 million at January 31, 2001, October 31, 2000 and January 31, 2000, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 2.06, 1.48 and 1.33 percent of the ending retail notes receivable at January 31, 2001, October 31, 2000 and January 31, 2000, respectively.

During the first quarter of 2001, write-offs (net of recoveries) of Receivables and Leases totaled $9.8 million, compared with $6.4 million in the same period last year. Annualized write-offs as a percent of the average total Receivables and Leases held were .47 percent for the first quarter of 2001, compared with .35 percent for the same period last year. Write-offs relating to retail notes increased $2.1 million in the first three months of 2001, when compared with the first three months of 2000, primarily due to increased write-offs of construction equipment retail notes. Lease write-offs increased $0.8 million in the first three months of 2001 when compared to last year, primarily due to higher write-offs on construction leases. Revolving charge account and operating loan write-offs were unchanged in the first three months of 2001 when compared to the same period last year. Wholesale note write-offs increased $0.4 million in the first three months of 2001 when compared to the same period last year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $134 million at January 31, 2001, compared with $133 million at October 31, 2000 and $124 million at January 31, 2000.

The Company's allowance for credit losses on all Receivables and Leases held totaled $88 million at January 31, 2001, $93 million at October 31, 2000 and $84 million at January 31, 2000. The allowance for credit losses represented 1.11 percent of the total Receivables and Leases held at January 31, 2001,
1.08 percent at October 31, 2000 and 1.15 percent at January 31, 2000. The allowance is subject to an ongoing evaluation based on loss experience. The Company believes the allowance is sufficient to provide for losses in its existing Receivable and Lease portfolio.

Safe Harbor Statement

Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivables and Leases. The Company's primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of receivables and leases in the public market and in private sales. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see
Exhibit 99.

The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets.

The Company's business is somewhat seasonal, with overall acquisition volumes of Receivables and Leases traditionally higher in the second half of the year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last six months of the year.

During the first three months of 2001, the aggregate net cash provided by operating and investing activities was primarily used to decrease borrowings. Net cash provided by operating activities was $118 million in the first three months of 2001. Investing activities provided $722 million in the first three months of 2001, primarily due to Receivable and Lease sales providing $913 million, which was partially offset by Receivable and Lease acquisitions exceeding collections by $312 million. Financing activities used $841 million during the same period, resulting primarily from a decrease in total borrowings. Cash and cash equivalents decreased $1 million during the first three months of 2001. See "Statement of Consolidated Cash Flows."

During the first three months of 2000, the aggregate net cash provided by operating and financing activities was primarily used to acquire Receivables and Leases. Net cash provided by operating activities was $145 million in the first three months of 2000. Financing activities provided $60 million during the same period, resulting from a $65 million net increase in total borrowings, which was partially offset by a $5 million dividend payment to John Deere Credit Company. During the quarter, the change in the Company's borrowings was affected by a $162 million change in the receivable payable to John Deere. Net cash used for investing activities totaled $193 million in the first three months of 2000, primarily due to Receivable and Lease acquisitions exceeding collections by $261 million, which was partially offset by the $71 million in proceeds from the sale of receivables. Cash and cash equivalents increased $12 million during the first three months of 2000.

Total interest-bearing indebtedness amounted to $6,742 million at January 31, 2001, compared with $7,330 million at October 31, 2000 and $6,136 million at January 31, 2000, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,464 million at January 31, 2001, compared with $4,743 million at October 31, 2000 and $4,051 million at January 31, 2000, while total long-term indebtedness amounted to $3,278 million, $2,587 million and $2,085 million these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.9 to 1, 6.6 to 1 and 6.0 to 1 at January 31, 2001, October 31, 2000 and January 31, 2000, respectively.

During the first three months of 2001, the Company retired $200 million of 5.85% long-term notes due in 2001. During the same quarter, the Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $24 million of long-term debt. The Capital Corporation issued $1,400 million and retired $300 million of medium-term notes during the first three months of 2001.

At January 31, 2001, the Capital Corporation and Deere & Company jointly maintained $4,703 million of unsecured lines of credit with various banks in North America and overseas, $1,422 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,338 million long-term commitment of the banks expiring on February 22, 2005. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

See the information under "Management's Discussion and Analysis," Note 14 "Financial Instruments" and "Supplemental
Information (Unaudited)" in the Company's most recent annual report filed on Form 10-K. There has been no material change in this information.


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

            (b) Reports on Form 8-K.

            Current report on Form 8-K dated November 21, 2000
            (Items 5 and 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           JOHN DEERE CAPITAL CORPORATION


Date:  March 7, 2001


                           By:  /s/ NATHAN J. JONES
                                ------------------------
                                Nathan J. Jones
                                Senior Vice President and
                                Principal Financial Officer

                      INDEX TO EXHIBITS


Exhibit

(4.1) Five-Year Credit Agreement among registrant, Deere &
      Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 20, 2000. (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

(4.2) 364-Day Credit Agreement among registrant, Deere &
      Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 20, 2000. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

(12)  Computation of ratio of earnings to fixed charges

(99) Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2001 ---(Securities and Exchange
      Commission file number 1-4121*)





__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.