Form 10-Q
period 2001-04-30
DEERE JOHN CAPITAL CORP
filed 2001-06-07
CIK 27673

===============================================================

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                       FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

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

        At April 30, 2001, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

        The registrant meets the conditions set forth in
General Instruction H(1)(a) and (b) of Form 10-Q and is
therefore filing this Form with certain reduced disclosures as permitted by those instructions.
===============================================================
                     Page 1 of 19 Pages
                 Index to Exhibits: Page 18

              PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

      John Deere Capital Corporation and Subsidiaries
  Statements of Consolidated Income and Retained Earnings
                        (Unaudited)
                       (in millions)

                           Three Months Ended  Six Months Ended
                                April 30,           April 30,
                            -----------------------------------
                              2001     2000       2001     2000
                            -----------------------------------
Revenues
  Finance income earned
    on retail notes         $ 109.2  $  97.7    $ 222.8 $ 185.3
  Lease revenues              107.8     94.7      214.5   183.6
  Finance income earned on
    wholesale notes            20.0     22.4       43.4    44.2
  Revolving charge account
    income                     28.2     23.2       55.7    49.9
  Operating loan income         9.1      7.0       17.8    13.5
  Securitization and servicing
    fee income                  9.2      7.1       17.3    15.2
  Net gain on receivables and
    leases sold                 7.3      3.2       16.9     7.0
  Interest income from
    short-term investments      6.3      2.2        7.2     4.7
  Other income                  5.9      3.8       10.9     9.0
- -------------------------------------------------------------
Total revenues                303.0    261.3     606.5   512.4
- -------------------------------------------------------------
Expenses
  Interest expense            119.8    103.4     243.2   202.6
  Operating expenses:
    Administrative and
      operating expenses       39.7     35.9      79.5    69.2
    Provision for credit       20.6     17.4      28.2    25.8
      losses
    Fees paid to John Deere     4.1      2.8       7.9     5.9
    Depreciation of equipment
      on operating leases      60.7     52.4     123.4   104.4
- -------------------------------------------------------------
Total operating expenses      125.1    108.5     239.0   205.3
- -------------------------------------------------------------
Total expenses                244.9    211.9     482.2   407.9
- -------------------------------------------------------------
Income of consolidated group
  before income taxes          58.1    49.4     124.3   104.5
Provision for income taxes     21.2    17.1      43.4    36.2
- -------------------------------------------------------------
Income of consolidated group   36.9    32.3      80.9    68.3
Equity in income (loss) of
  unconsolidated affiliates    (1.5)     .1      (1.0)     .2
- -------------------------------------------------------------
Net income                     35.4    32.4      79.9    68.5
Cash dividends declared                (5.0)            (10.0)
Retained earnings at
  beginning of period       1,050.0    915.8  1,005.5   884.7
- -------------------------------------------------------------
Retained earnings at
  end of period            $1,085.4  $ 943.2 $1,085.4 $ 943.2
=
==============================================================

       See Notes to Interim Financial Statements.

        John Deere Capital Corporation and Subsidiaries
                Consolidated Balance Sheets
                        (Unaudited)
                        (in millions)
                                April 30, October 31, April 30,
                                   2001       2000      2000
                                -------------------------------
Assets
  Cash and cash equivalents    $   289.4  $   155.9  $   187.5
  Receivables and leases:
    Retail notes                 4,592.0    4,587.7    4,221.9
    Wholesale notes                725.3      937.0      938.6
    Revolving charge accounts      640.9      688.3      640.2
    Operating loans                428.7      422.2      295.2
    Financing leases               444.8      456.4      427.9
- -------------------------------------------------------------
      Total receivables          6,831.7    7,091.6    6,523.8
    Equipment on operating
      leases - net               1,489.0    1,517.1    1,415.0
- -------------------------------------------------------------
      Total receivables
        and leases               8,320.7    8,608.7    7,938.8
    Allowance for credit losses    (90.6)     (93.3)     (91.2)
- -------------------------------------------------------------
    Total receivables and
      leases - net               8,230.1    8,515.4    7,847.6
- -------------------------------------------------------------
  Notes receivable -
    unconsolidated affiliates      195.3      140.0       92.7
  Other receivables                 97.4       86.2       75.2
  Investment in unconsolidated
    affiliates                       7.0        9.7       10.9
  Other assets                     180.2      130.8      135.2
- -------------------------------------------------------------
Total Assets                   $ 8,999.4  $ 9,038.0  $ 8,349.1
= =============================================================

Liabilities and Stockholder's Equity
  Short-term borrowings:
    Commercial paper           $ 1,128.4  $ 2,474.1  $ 2,129.1
    Extendible commercial notes
      and other notes payable       23.3        3.7        7.6
    John Deere                      67.6      495.4      125.8
    Current maturities of
      long-term borrowings       2,179.4    1,769.5    1,893.2
- -------------------------------------------------------------
      Total short-term
        Borrowings               3,398.7    4,742.7    4,155.7
- -------------------------------------------------------------
Accounts payable and accrued
  liabilities:
  Accrued interest on debt          52.7      52.3        37.2
  Other payables                   559.1     415.5       405.1
- -------------------------------------------------------------
Total accounts payable and
  accrued liabilities              611.8     467.8       442.3
- -------------------------------------------------------------
Deposits withheld from dealers
  and merchants                    131.0     132.6       122.2
- -------------------------------------------------------------
Long-term borrowings:
  Senior debt                    3,553.9    2,436.8    2,425.2
  Subordinated debt                150.0      150.0      150.0
- -------------------------------------------------------------
    Total long-term borrowings   3,703.9    2,586.8    2,575.2
- -------------------------------------------------------------
      Total liabilities          7,845.4    7,929.9    7,295.4
- -------------------------------------------------------------
Stockholder's equity:
  Common stock, without par value
    (issued and outstanding --
    2,500 shares owned by
    John Deere Credit Company)     112.8      112.8      112.8
  Retained earnings              1,085.4    1,005.5      943.2
 Accumulated other comprehensive
   income (loss)                   (44.2)     (10.2)      (2.3)
- -------------------------------------------------------------
    Total stockholder's equity   1,154.0    1,108.1    1,053.7
- -------------------------------------------------------------
Total Liabilities and
  Stockholder's Equity         $ 8,999.4   $ 9,038.0 $ 8,349.1
= =============================================================
         See Notes to Interim Financial Statements.

       John Deere Capital Corporation and Subsidiaries
           Statements of Consolidated Cash Flows
                      (Unaudited)
                    (in millions)


                                    Six Months Ended April 30,
                                         2001         2000
                                  -----------------------------
Cash Flows from Operating Activities:
  Net income                         $   79.9       $   68.5
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for credit losses        28.2           25.8
      Provision for depreciation
        and amortization                125.5          105.6
      Undistributed earnings of
        unconsolidated affiliates         1.0            (.2)
      Other                              38.4           61.0
- -------------------------------------------------------------
        Net cash provided by
          operating activities          273.0          260.7
- -------------------------------------------------------------
Cash Flows from Investing Activities:
  Cost of Receivables acquired       (3,883.8)      (3,792.7)
  Collections of Receivables          2,915.3        3,074.6
  Cost of operating leases acquired    (274.0)        (377.5)
  Proceeds from sale of equipment on
    operating leases                    154.8          101.0
  Change in notes receivable -
    unconsolidated affiliates           (55.3)         (87.8)
  Proceeds from sales of receivables  1,204.6          154.1
  Acquisition of business                (5.1)
  Other                                  56.2          17.7
- -------------------------------------------------------------
        Net cash provided by (used for)
          investing activities          112.7         (910.6)
- -------------------------------------------------------------
Cash Flows from Financing Activities:
  Change in commercial paper         (1,340.6)         864.4
  Change in extendible commercial
    notes and other notes payable        19.6            1.2
  Change in receivable from/payable
    to John Deere                      (439.0)          (2.8)
  Proceeds from issuance of long-term
    borrowings                        2,427.2           945.0
  Principal payments on long-term
    Borrowings                         (919.4)       (1,115.4)
  Dividends paid                                        (10.0)
- -------------------------------------------------------------
        Net cash provided by (used for)
          financing activities         (252.2)          688.0
- -------------------------------------------------------------
Net increase in cash and cash
  equivalents                           133.5            38.1
Cash and cash equivalents at
  beginning of period                   155.9           149.4
- -------------------------------------------------------------
Cash and cash equivalents at end
  of period                          $  289.4         $  187.5
= =============================================================
          See Notes to Interim Financial Statements.

     John Deere Capital Corporation and Subsidiaries
         Notes to Interim Financial Statements
                     (Unaudited)

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

(2) The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural, commercial and consumer, and construction equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and manufactured housing unit retail notes acquired from dealers (recreational product retail notes). The Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural and construction and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts and operating loans), and provides wholesale financing for inventories of John Deere engines and agricultural and construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, operating loans, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3) In the first quarter of fiscal 2001, John Deere Bank S.A. (JDB), a wholly-owned subsidiary of the Capital Corporation, purchased the portfolio held by John Deere Credit
- Germany, which had been one of the Company's joint ventures accounted for under the equity method. Future equipment financing in Germany will be offered through JDB. The purchase of this portfolio added approximately $176 million to the Company's Receivables and Leases held at the acquisition date.

(4) In the first quarter of 2001, the Company formed a joint venture company, iVesta Financial Solutions LLC (iVesta). iVesta will develop and manage a new service designed to enable customers to execute secure financial transactions with companies selling goods or services in an e-business environment. The service, named Isis, will provide an electronic financial network for the agricultural market. Agricultural customers will be able to use the service to select from a choice of Isis network lenders when purchasing a product or seeking financing and are expected to be able to complete entire loan transactions online. The investment in iVesta is being accounted for as an equity basis investment.

(5) During the second quarter of 2001, the Company discontinued offering wholesale note financing for yacht dealer inventories. Acquisition volumes for this product totaled $37 million for the first six months of 2001. The Company sold this portfolio during the second quarter of 2001.

(6) The Company's ratio of earnings before fixed charges to fixed charges was 1.48 to 1 for the second quarter of 2001 compared with 1.46 to 1 for the second quarter of 2000. The ratios of earnings before fixed charges was 1.50 to 1 for the first six months of 2001 and 1.51 to 1 for the first six months of 2000. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, "amortization of debt discount and expense," an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor, and rental expense under operating leases.

(7) In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB 138. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or in net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $3.6 million recorded in "Unrealized loss on Derivatives" (other comprehensive income) and a loss of $.1 million recorded in income. The amount of the transition adjustment loss which was recorded in other comprehensive income at November 1, 2000 that will be reclassified to earnings in fiscal year 2001 is approximately $1 million. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

The Company enters into derivative transactions only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies.

Interest Rate Swaps

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The fair value gains or losses on these swaps are recorded in other comprehensive income with the effective portion of the gains or losses subsequently recognized in interest expense, offsetting the effects of interest rate changes on the related borrowings. Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings. The ineffective portions of the gains or losses on all the cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material in the first six months of 2001. There were no components of the cash flow or fair value hedges that were excluded from the assessment of the hedge's effectiveness.

Foreign Exchange Forward Contracts, Swaps and Options

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. These derivatives were not designated as hedges. The fair value gains or losses from these foreign currency derivatives are recorded in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

(8) In 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure as presented below. The Statement was effective for sales of receivables after March 31, 2001 and did not have a material impact on the Company's financial position or net income.

When the Company sells receivables in securitizations of retail notes, it retains interest-only strips, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management's key assumptions as discussed below. The Company receives annual servicing fees approximating 1 percent of the outstanding balance and rights to future cash flows The Company's maximum exposure under recourse provisions related to securitizations was $188 million at April 30, 2001. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company's retained interests, which are included in the recourse provision, are subordinate to investor's interests and their values are subject to the key assumptions as shown below on the transferred financial assets.

The Company recognized a pretax gain of $7 million on retail notes securitized during the first six months of 2001. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of .29 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

The table below summarizes cash flows received from and paid to securitization trusts (in millions):

                             Six Months Ended
                              April 30, 2001
Proceeds from new securitizations       $ 800
Servicing fees received                    10
Other cash flows received                  28

The total retained interests, weighted-average life, current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions were as follows ($ in millions):


Retail Note Securitizations                  April 30, 2001
---------------------------                  --------------
Carrying amount/fair value of retained
  interests                                           $111
Weighted-average life (in months)                       15

Prepayment speed assumption (annual rate)               19%
Impact on fair value of 10% adverse change           $  .5
Impact on fair value of 20% adverse change           $  .8

Expected credit losses (annual rate)                   .38%
Impact on fair value of 10% adverse change           $  .7
Impact on fair value of 20% adverse change           $ 1.5

Residual cash flows discount rate (annual)              13%
Impact on fair value of 10% adverse change           $ 2.5
Impact on fair value of 20% adverse                  $ 5.0

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas changes in one factor may result in changes in another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

The following table presents information about principal balances of managed and securitized retail note receivables as of and for the six months ended April 30, 2001 (in millions):


             Principal       Principal      Net credit
            outstanding   60 days or more     losses
                             past due
            ---------------------------------------------
Owned                $4,292          $16              $11
Securitized           1,696           19                4
                  ---------------------------------------------
Managed              $5,988          $35              $15
                  =============================================

The amount of expected static pool losses (actual and projected future credit losses) for securitizations during the first six months of 2001 was .53 percent of the retail notes sold.

(9) Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:



                         Three Months Ended   Six Months Ended
                              April 30,            April 30,
                            2001      2000      2001     2000
                        ---------------------------------------
Net income               $ 35.4     $ 32.4    $ 79.9    $ 68.5
Other comprehensive income
  (loss), net of tax:
  Change in cumulative
    translation adjustment (2.8)      (2.0)       .6      (2.5)
  Unrealized loss on
    derivatives           (12.0)               (34.6)
                        ---------------------------------------
-
Comprehensive income     $ 20.6     $ 30.4    $ 45.9    $ 66.0
                        =======================================

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Results of Operations
---------------------

Net income was $35.4 million for the second quarter and $79.9 million for the first six months of 2001, compared with $32.4 million and $68.5 million, respectively, last year. The improvements for both periods were primarily due to growth of the receivable and lease portfolio and higher income from increased sales of retail notes, partially offset by higher selling and administrative expenses and increased receivable write-offs primarily related to construction equipment.

Revenues totaled $303.0 million and $606.5 million for the second quarter and for the first six months, respectively, of 2001, compared to $261.3 million and $512.4 million for the same periods a year ago. Revenues increased primarily due to a 12 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $222.8 million for the first six months of 2001, compared to $185.3 million for the same period in 2000. This increase was primarily due to the increase in the average balance of Receivables financed and higher yields on variable rate contracts compared to one year ago. Lease revenues increased $30.9 million, to $214.5 million in the first six months of 2001, from $183.6 million in the first six months of 2000, due to a 10 percent increase in the average balance of equipment on operating leases and financing leases. Finance income earned on wholesale notes decreased $.8 million, to $43.4 million for the first six months of 2001, from $44.2 million in the first six months of 2000. This decrease occurred primarily because the Company discontinued offering wholesale note financing for manufactured housing, recreational vehicle and yacht dealer inventories. Revolving charge account income was $55.7 million for the first six months of 2001, compared to $49.9 million during the same period last year. Operating loan income increased $4.3 million to $17.8 million, from $13.5 million in the first six months of 2000.

Net gains on the sales of retail notes, including adjustments to prior sales, totaled $7.3 million and $16.9 million for the second quarter and for the first six months of 2001, respectively, compared to $3.2 million and $7.0 million for the same periods a year ago. The increase was primarily related to the sale of agricultural retail notes (approximately $800 million total principal value) during the first six months of 2001. There were no similar sales during the first six months of 2000. Additional sales of receivables and leases are expected to be made in the future.

Interest expense totaled $119.8 million for the second quarter of 2001 and $243.2 million for the first six months of 2001, compared to $103.4 million and $202.6 million for the same periods in 2000. This increase was primarily due to average borrowings increasing 11 percent to $7,010 million in the first six months of 2001 compared to $6,311 million in the first six months of 2000. In addition, the weighted-average annual interest rate incurred on all borrowings increased from 6.3 percent for the first six months of 2000 to 6.8 percent for the first six months of 2001.

Administrative and operating expenses were $39.7 million in the second quarter of 2001 and $79.5 million for the first six months of 2001, compared with $35.9 million and $69.2 million for the same periods in 2000. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $60.7 million in the second quarter of 2001 and $123.4 million for the first six months of 2001, compared to $52.4 million and $104.4 million for the same periods in 2000, as a result of the increase in average balance of equipment on operating leases financed.

During the second quarter and the first six months of 2001, the provision for credit losses totaled $20.6 million and $28.2 million, respectively, compared with $17.4 million and $25.8 million in the same periods last year. The annualized provision for credit losses, as a percentage of the total average portfolio outstanding, was 1.03 percent for the second quarter of 2001 and .68 percent for the first six months of 2001, compared with
 .92 percent and .70 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                        Three Months
                       Ended April 30,
                        2001    2000    $ Change    % Change
                       -------------------------------------
Retail notes:
  Agricultural equipment  $ 647    $ 639       $ 8          1%
  Construction equipment    180      185        (5)        (3)
  Lawn and grounds care
    equipment                99       85        14         16
  Recreational products     202       72       130        181
                       ----------------------------
    Total                 1,128      981       147         15
                       ----------------------------
Wholesale notes             216      411      (195)       (47)
Revolving charge accounts   459      433        26          6
Operating loans             254      192        62         32
Financing leases             44       48        (4)        (8)
Equipment on operating
  leases                    184      217       (33)       (15)
                          ----------------------------
    Total               $ 2,285  $ 2,282      $  3          0%
                          ============================


                        Six Months
                      Ended April 30,
                      -----------------
                       2001      2000   $ Change    % Change
                      --------------------------------------
Retail notes:
  Agricultural equipment $ 1,262  $ 1,309  $   (47)       (4)%
  Construction equipment     347      318       29         9
  Lawn and grounds care
    equipment                142      130       12         9
  Recreational products      290      144      146       101
                         -----------------------------
    Total                  2,041    1,901      140         7
                         -----------------------------
Wholesale notes              455      763     (308)      (40)
Revolving charge accounts    813      757       56         7
Operating loans              497      288      209        73
Financing leases              78       83       (5)       (6)
Equipment on operating
  Leases                     274      378     (104)      (28)
                          ----------------------------
    Total                $ 4,158  $ 4,170   $  (12)        0%
                          ============================


Wholesale note volumes decreased in the first six months of 2001 when compared to the same period last year primarily because the Company discontinued offering wholesale note financing for manufactured housing, recreational vehicle and yacht dealer inventories. Operating lease volumes decreased $104 million when compared to the same period one year ago primarily due to a decrease in agricultural operating lease volumes. These decreases were partially offset by increases in recreational product retail note and operating loan volumes in the first six months of 2001, when compared to the same period last year.

Total Receivables and Leases held were as follows (in millions of dollars):

                         April 30,    October 31,    April 30,
                           2001           2000          2000
                        --------------------------------------
Retail notes:
  Agricultural equipment    $ 2,858      $ 2,983    $  2,925
  Construction equipment      1,096        1,000         781
  Lawn and grounds care
    equipment                   506          465         380
  Recreational products         132          140         136
                        -------------------------------------
    Total                     4,592        4,588       4,222
                        -------------------------------------
Wholesale notes                 725          937         939
Revolving charge accounts       641          689         640
Operating loans                 429          422         295
Financing leases                445          456         428
Equipment on operating leases 1,489        1,517       1,415
                        -------------------------------------
    Total                   $ 8,321      $ 8,609    $  7,939
                        =====================================


Receivables and Leases administered by the Company were as follows (in millions of dollars):

                         April 30,    October 31,    April 30,
                            2001          2000          2000
                        --------------------------------------
Receivables and Leases administered:
  Owned by the Company     $ 8,321      $ 8,609      $ 7,939
  Sold and serviced -
    with limited recourse*   1,865        1,867        1,611
  Sold and serviced - without
    recourse**                  85           91          104
  Serviced - without
    recourse***                 15           24           32
                        --------------------------------------
    Total Receivables and
      Leases administered $ 10,286     $ 10,591     $  9,686
                        ======================================

* The Company's maximum exposure under all Receivable and Lease recourse provisions at April 30, 2001, October 31, 2000 and April 30, 2000 was $188 million, $168 million and $144 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At April 30, 2001, October 31, 2000 and April 30, 2000, the maximum exposure under these agreements was approximately $11 million, $6 million and $7 million, respectively.

** These Receivables and Leases represent a portfolio of recreational product retail notes which the Company continues to administer for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Financing Limited. These servicing rights were obtained in conjunction with the Company's acquisition of the remaining 50
percent interest in John Deere Credit Limited.   (John Deere
Credit Limited since has been liquidated, and its Receivables have been transferred to John Deere Bank S.A.)

Total Receivable and Lease amounts 60 days or more past due, by product and as a percent of total balances held, were as follows (in millions of dollars):

                            April 30,  October 31,  April 30,
                              2001        2000         2000
                         ------------------------------------
                           $    %      $      %      $      %
                         ------------------------------------
Retail notes:
  Agricultural equipment $10.9  .38%  $ 8.9  .30% $12.0  .41%
  Construction equipment   5.1  .47     4.5  .45    2.2  .28
  Lawn and grounds care
    equipment              1.0  .20      .9  .19     .9  .24
  Recreational products     .1  .08      .1  .07     .1  .07
                         ------        -----      ------
    Total                 17.1  .37    14.4  .31   15.2  .36

Wholesale notes            8.7 1.20     3.0  .32    1.2  .13
Revolving charge accounts 12.2 1.90     9.3 1.35    7.5 1.17
Operating loans            2.6  .61      .7  .17    8.5 2.88
Leases                    10.0  .52     5.5  .28    5.8  .31
                         ------       ------      ------
    Total                $50.6  .61%  $32.9  .38% $38.2  .48%
                         ======       ======      ======

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $81 million, $68 million and $55 million at April 30, 2001, October 31, 2000 and April 30, 2000, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 1.76,
1.48 and 1.30 percent of the ending retail notes receivable at April 30, 2001, October 31, 2000 and April 30, 2000,
respectively.

During the second quarter and the first six months of 2001, write-offs (net of recoveries) of Receivables and Leases totaled $15.6 million and $25.4 million, respectively, compared with $10.1 million and $16.5 million in the same periods last year. Annualized write-offs, as a percentage of the average total receivables and leases held, were .78 percent for the second quarter of 2001 and .61 percent for the first six months of 2001, compared with .53 percent and .45 percent for the same periods last year. Write-offs relating to retail notes increased $4.4 million in the first six months of 2001, when compared with the first six months of 2000, primarily due to increased write-offs of construction equipment retail notes. Lease write-offs increased $1.3 million in the first six months of 2001 when compared to last year primarily due to higher write-offs on construction leases. Wholesale note write-offs increased $2.6 million in the first six months of 2001 when compared to the same period last year primarily due to increased write-offs of recreational vehicle dealer inventory notes.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $131 million at April 30, 2001, compared with $133 million at October 31, 2000 and $122 million at April 30, 2000.

The Company's allowance for credit losses on all Receivables and Leases held totaled $91 million at April 30, 2001, $93 million at October 31, 2000 and $91 million at April 30, 2000. The allowance for credit losses represented 1.09 percent of the total Receivables and Leases held at April 30, 2001, 1.08 percent at October 31, 2000 and 1.15 percent at April 30, 2000. The allowance is subject to an ongoing evaluation based on loss experience. The Company believes the allowance is sufficient to provide for losses in its existing Receivable and Lease portfolio.

Safe Harbor Statement
---------------------

Statements under "Financial Instrument Risk Information" and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

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

During the first six months of 2001, the aggregate net cash provided by operating and investing activities was primarily used to decrease borrowings. Net cash provided by operating activities was $273 million in the first six months of 2001. Investing activities provided $113 million in the first six months of 2001. Receivable and Lease sales provided $1,205 million, which was partially offset by Receivable and Lease acquisitions exceeding collections by $1,088 million. Financing activities used $252 million during the same period, resulting primarily from a decrease in total borrowings, including a reduction in amounts payable to John Deere. Cash and cash equivalents increased $134 million during the first six months of 2001. See "Statement of Consolidated Cash Flows."

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

Total interest-bearing indebtedness amounted to $7,103 million at April 30, 2001, compared with $7,330 million at October 31, 2000 and $6,731 million at April 30, 2000, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,399 million at April 30, 2001, compared with $4,743 million at October 31, 2000 and $4,156 million at April 30, 2000, while total long-term indebtedness amounted to $3,704 million, $2,587 million and $2,575 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1, 6.6 to 1 and 6.4 to 1 at April 30, 2001, October 31, 2000 and April 30, 2000, respectively.

During the first six months of 2001, the Company retired $200 million of 5.85% long-term notes due in 2001. During the same period, the Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $44 million of long-term debt. The Capital Corporation's subsidiary, John Deere Bank S.A., issued $227 million of medium-term notes and the Capital Corporation issued $2,200 million and retired $675 million of medium-term notes during the first six months of 2001.

At April 30, 2001, the Capital Corporation and Deere & Company jointly maintained $4,254 million of unsecured lines of credit with various banks in North America and overseas, $932 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,113 million long-term commitment of the banks expiring on February 20, 2006. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Stockholder's equity was $1,154 million at April 30, 2001, compared with $1,108 million at October 31, 2000 and $1,054 million at April 30, 2000. The increase of $46 million in the first six months of 2001 resulted primarily from net income of $80 million, partially offset by an unrealized loss on derivatives of $35 million. This loss is primarily due to an unrealized loss on interest rate swaps (pay fixed rates / receive floating rates) hedging the interest costs of the credit operations' short-term borrowings resulting from a decrease in interest rates. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by lower future interest expense on the credit operations' short-term borrowings, which will be based on the lower interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market
         -----------------------------------------------------
         Risk.
         ----

Financial Instrument Risk Information
-------------------------------------

Sensitivity Analysis
--------------------

The following is a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. These instruments are held for other than trading purposes. The Company uses a combination of cash flow models to assess the sensitivity of earnings to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the prevailing rate for each receivable portfolio in effect at the end of the quarter. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers in similar industries. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates as of the end of the quarter.

The gains or losses in the following table represent the changes in the financial instruments fair values which would be caused by instantaneously increasing the interest rates by 10 percent of the current market rates at April 30, 2001. The gains or losses in fair values would have been as follows in millions of dollars:

                                                 Fair Value
                                               Gains (Losses)
                                               April 30, 2001
                                             ------------------
Financing receivables                                $ (38)
Long-term interest rate swaps
  related to short-term borrowings                       8
Long-term borrowings and related swaps:
  Long-term borrowings                                  20
  Interest rate swaps                                   (9)
                                             ------------------
  Total                                              $ (19)
                                             ==================


Tabular Information
-------------------

The following foreign exchange forward contracts were held by the company related to certain currency exposures. All contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars at April 30, 2001 were as follows:

---------------------------------------------------------------
                               Average    Notional   Fair Value
                             Contractual   Amount      Gains
                                 Rate*                (Losses)
---------------------------------------------------------------
Buy US$ / Sell Australian
  dollars                      1.9798     $161.2        $ (1.7)
Buy Yen / Sell Euro          122.7226       36.7          ( .1)
Buy US$ / Sell Euro            1.1092       35.7          ( .1)
Other                                       35.8            .1
                             ----------------------------------
  Total                                    $269.4       $ (1.8)
                             ==================================

*Currency per United States dollar (US$)
---------------------------------------------------------------



The Company held certain financial instruments in currencies other than the functional currencies. These amounts, excluding short-term receivables and payables, in millions of dollars at April 30, 2001 by maturity dates and average interest rates were as follows:

---------------------------------------------------------------
                               Expected Maturity Date
                -----------------------------------------------

                 Last
Functional      6 Mos.                                     Fair
Currency(FC)     2001  2002  2003  2004 2005  2006  Total Value
---------------------------------------------------------------
Euro (FC)
Short-term borrowings
  (US$)         $  45                              $  45     *
    Average interest
      rates      5.0%
Short-term borrowings
  (Yen)         $  37                              $  37     *
    Average interest
      rates       .11%

Australian Dollar (FC)
  Short-term borrowings
    (US$)        $161                               $161     *
      Average interest
        rates     4.9%

*These fair values were approximately equal to the values in the total column.
---------------------------------------------------------------

                PART II.    OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

             The Company is various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

             Omitted pursuant to instruction H(2).

Item 3.    Defaults Upon Senior Securities.
           -------------------------------

             Omitted pursuant to instruction H(2).

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

             Omitted pursuant to instruction H(2).

Item 5.    Other Information.
           -----------------

             None.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

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

             (b) Reports on Form 8-K.

                 Current report on Form 8-K dated February
                 13,2001 (Items 5 and 7).

                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHN DEERE CAPITAL CORPORATION


Date: June 7, 2001        By:  /s/ Nathan J. Jones
                              ------------------------------
                              Nathan J. Jones
                              Senior Vice President and
                              Principal Financial Officer

                      INDEX TO EXHIBITS


Exhibit

(12) Computation of ratio of earnings to fixed charges

(99) Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2001 (Securities and Exchange
     Commission file number 1-4121*).



__________________________
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.