Form 10-Q
period 2001-07-31
DEERE JOHN CAPITAL CORP
filed 2001-09-13
CIK 27673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Commission file no: 1-6458

JOHN DEERE CAPITAL CORPORATION

Delaware (State of incorporation)	36-2386361 (IRS employer identification no.)

1 East First Street, Suite 600
Reno, Nevada 89501
(Address of principal executive offices)

Telephone Number: (775) 786-5527

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    At July 31, 2001, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 19 Pages
Index to Exhibits: Page 18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
Revenues
Finance income earned on retail notes	$115.0	$109.4	$337.8	$294.7
Lease revenues	110.6	98.5	325.1	282.1
Finance income earned on wholesale notes	17.2	24.4	60.6	68.6
Revolving charge account income	33.2	28.0	88.9	78.8
Operating loan income	8.8	8.9	26.6	21.5
Securitization and servicing fee income	7.2	6.7	24.5	21.9
Net gain on receivables and leases sold	3.8	10.0	20.7	17.0
Interest income from short-term investments	1.6	1.7	8.8	6.4
Other income	5.6	4.9	16.5	13.9

Total revenues	303.0	292.5	909.5	804.9

Expenses
Interest expense	113.5	116.7	356.7	319.2
Operating expenses:
Administrative and operating expenses	40.2	37.0	119.7	106.2
Provision for credit losses	21.9	14.9	50.1	40.7
Fees paid to John Deere	3.9	3.6	11.8	9.5
Depreciation of equipment on operating leases	66.5	58.2	189.9	162.6

Total operating expenses	132.5	113.7	371.5	319.0

Total expenses	246.0	230.4	728.2	638.2

Income of consolidated group before income taxes	57.0	62.1	181.3	166.7
Provision for income taxes	20.0	21.8	63.4	58.0

Income of consolidated group	37.0	40.3	117.9	108.7
Equity in income (loss) of unconsolidated affiliates	(1.0)	.2	(2.0)	.4

Net income	36.0	40.5	115.9	109.1
Cash dividends declared		(5.0)		(15.0)
Retained earnings at beginning of period	1,085.4	943.3	1,005.5	884.7

Retained earnings at end of period	$1,121.4	$978.8	$1,121.4	$978.8

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

	July 31, 2001	October 31, 2000	July 31, 2000
Assets
Cash and cash equivalents	$109.7	$155.9	$161.7
Receivables and leases:
Retail notes	5,085.8	4,587.7	3,989.3
Wholesale notes	723.2	937.0	973.1
Revolving charge accounts	779.4	688.3	683.4
Operating loans	518.4	422.2	372.1
Financing leases	456.1	456.4	438.1

Total receivables	7,562.9	7,091.6	6,456.0
Equipment on operating leases—net	1,489.3	1,517.1	1,422.0

Total receivables and leases	9,052.2	8,608.7	7,878.0
Allowance for credit losses	(99.0)	(93.3)	(94.9)

Total receivables and leases—net	8,953.2	8,515.4	7,783.1

Notes receivable—unconsolidated affiliates	243.7	140.0	106.5
Notes receivable—John Deere	27.0
Other receivables	81.5	86.2	89.0
Investment in unconsolidated affiliates	5.2	9.7	11.7
Other assets	211.0	130.8	136.0

Total Assets	$9,631.3	$9,038.0	$8,288.0

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,573.7	$2,474.1	$2,120.2
Extendible commercial notes and other notes payable	23.3	3.7	2.3
John Deere		495.4	96.8
Current maturities of long-term borrowings	2,798.4	1,769.5	1,567.7

Total short-term borrowings	4,395.4	4,742.7	3,787.0

Accounts payable and accrued liabilities:
Accrued interest on debt	64.9	52.3	65.0
Other payables	499.5	415.5	367.6

Total accounts payable and accrued liabilities	564.4	467.8	432.6

Deposits withheld from dealers and merchants	131.6	132.6	125.3

Long-term borrowings:
Senior debt	3,201.5	2,436.8	2,705.1
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	3,351.5	2,586.8	2,855.1

Total liabilities	8,442.9	7,929.9	7,200.0

Stockholder's equity:
Common stock, without par value (issued and outstanding—2,500 shares owned by John Deere Credit Company)	112.8	112.8	112.8
Retained earnings	1,121.4	1,005.5	978.8
Accumulated other comprehensive income (loss)	(45.8)	(10.2)	(3.6)

Total stockholder's equity	1,188.4	1,108.1	1,088.0

Total Liabilities and Stockholder's Equity	$9,631.3	$9,038.0	$8,288.0

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended July 31,
	2001	2000
Cash Flows from Operating Activities:
Net income	$115.9	$109.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49.2	40.7
Provision for depreciation and amortization	193.7	164.5
Undistributed earnings of unconsolidated affiliates	2.0	(.4)
Other	58.7	93.0

Net cash provided by operating activities	419.5	406.9

Cash Flows from Investing Activities:
Cost of Receivables acquired	(6,454.6)	(5,886.1)
Collections of Receivables	4,504.2	4,487.6
Cost of operating leases acquired	(432.4)	(512.3)
Proceeds from sale of equipment on operating leases	222.2	171.4
Change in notes receivable—unconsolidated affiliates	(103.7)	(101.7)
Proceeds from sales of receivables	1,444.4	878.9
Acquisition of business	(5.1)
Other	(28.6)	(32.0)

Net cash used for investing activities	(853.6)	(994.2)

Cash Flows from Financing Activities:
Change in commercial paper	(884.4)	855.5
Change in extendible commercial notes and other notes payable	19.2	(4.2)
Change in receivable from/payable to John Deere	(521.5)	(20.6)
Proceeds from issuance of long-term borrowings	2,881.0	1,445.0
Principal payments on long-term borrowings	(1,106.2)	(1,661.1)
Dividends paid		(15.0)

Net cash provided by financing activities	388.1	599.6

Effect of Exchange Rate Changes on Cash	(0.2)

Net increase (decrease) in cash and cash equivalents	(46.2)	12.3
Cash and cash equivalents at beginning of period	155.9	149.4

Cash and cash equivalents at end of period	$109.7	$161.7

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

(2)
The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and lawn and grounds care retail notes unrelated to John Deere. In addition, the Company purchases and finances recreational vehicle and manufactured housing unit retail notes acquired from dealers (recreational product retail notes). The Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural and construction and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts and operating loans), and provides wholesale financing for inventories of John Deere engines and agricultural and construction equipment owned by dealers of those products (wholesale notes). Retail notes, revolving charge accounts, operating loans, financing leases and wholesale notes receivable are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)
In the first quarter of fiscal 2001, John Deere Bank S.A. (JDB), a wholly-owned subsidiary of the Capital Corporation, purchased the portfolio held by John Deere Credit—Germany, which had been one of the Company's joint ventures accounted for under the equity method. Future equipment financing in Germany will be offered through JDB. The purchase of this portfolio added approximately $176 million to the Company's Receivables and Leases held at the acquisition date.

(4)
In the first quarter of 2001, the Company formed a joint venture company, iVesta Financial Solutions LLC (iVesta). iVesta will seek to develop and manage a new service, named Isis, designed to enable agricultural customers to execute secure financial transactions with companies selling goods or services in an e-business environment. Agricultural customers are expected to be able to use the service to select from a choice of Isis network lenders when purchasing a product or seeking financing and to be able to complete entire loan transactions online. The investment in iVesta is being accounted for as an equity basis investment.

(5)
During the second quarter of 2001, the Company discontinued offering wholesale note financing for yacht dealer inventories. Acquisition volumes for this product totaled $37 million for the first six months of 2001. The Company sold this portfolio during the second quarter of 2001.

(6)
The Company's ratio of earnings before fixed charges to fixed charges was 1.50 to 1 for the third quarter of 2001 compared with 1.53 to 1 for the third quarter of 2000. The ratio of earnings before fixed charges was 1.50 to 1 for the first nine months of 2001 and 1.51 to 1 for the first nine months of 2000. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(7)
In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or in net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $3.6 million recorded in "Unrealized Loss on Derivatives" (other comprehensive income) and a loss of $.1 million recorded in income. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

(8)
In the second quarter of 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure. The Statement was effective for sales of receivables after March 31, 2001 and will not have a material impact on the Company's financial position or net income.

(9)
FASB statements, which have not been adopted, are included in the Management's Discussion and Analysis on page 11.

(10)
Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
Net income	$36.0	$40.5	$115.9	$109.1
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1.0)	(1.3)	(0.4)	(3.8)
Unrealized loss on derivatives	(0.6)		(35.2)

Comprehensive income	$34.4	$39.2	$80.3	$105.3

(11)
The Company has established a new subsidiary, Deere Capital, Inc., which will, among other things, purchase trade receivables from Deere & Company's equipment operations. These purchases will begin on or about the end of the fiscal year. Deere & Company's equipment operations will also transfer the administration and servicing of the trade receivables to the Company. The Company intends to fund the approximately $2.5 billion initial purchase with the proceeds of a $750 million equity infusion from Deere & Company and an intercompany note payable to Deere & Company upon demand.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Net income was $36.0 million for the third quarter and $115.9 million for the first nine months of 2001, compared with $40.5 million and $109.1 million, respectively, last year. The decrease for the third quarter was primarily due to lower gains from sales of retail notes and higher receivable write-offs. The year-to-date increase was primarily due to higher income from a larger portfolio.

    Revenues totaled $303.0 million and $909.5 million for the third quarter and for the first nine months of 2001, respectively, compared to $292.5 million and $804.9 million for the same periods a year ago. Revenues increased primarily due to a 12 percent increase in the average balance of Receivables and Leases financed during the first nine months of the year. Finance income earned on retail notes totaled $337.8 million for the first nine months of 2001, compared to $294.7 million for the same period in 2000. This increase was primarily due to the increase in the average balance of retail notes financed. Lease revenues increased $43.0 million, to $325.1 million in the first nine months of 2001, from $282.1 million in the first nine months of 2000, due to an 8 percent increase in the average balance of financing and operating leases. Finance income earned on wholesale notes decreased $8.0 million, to $60.6 million for the first nine months of 2001, from $68.6 million in the first nine months of 2000. This decrease occurred primarily because the Company discontinued offering wholesale note financing for manufactured housing, recreational vehicle and yacht dealer inventories. Revolving charge account income was $88.9 million for the first nine months of 2001, compared to $78.8 million during the same period last year. Operating loan income increased $5.1 million to $26.6 million, from $21.5 million in the first nine months of 2000.

    Net gains on the sales of retail notes, including adjustments to prior sales, totaled $3.8 million and $20.7 million for the third quarter and for the first nine months of 2001, respectively, compared to $10.0 million and $17.0 million for the same periods a year ago. The decrease for the quarter, compared to last year, was primarily due to the sale of agricultural retail notes (approximately $600 million total principal value) during the third quarter of 2000, without a comparable transaction this year. The year-to-date increase, compared to last year, was primarily related to increased sales of recreational product retail notes during the first nine months of 2001. Additional sales of Receivables and Leases are expected to occur in the future.

    Interest expense totaled $113.5 million for the third quarter of 2001 and $356.7 million for the first nine months of 2001, compared to $116.7 million and $319.2 million for the same periods in 2000. This year to date increase was primarily due to average borrowings increasing 11 percent to $7,184 million in the first nine months of 2001 compared to $6,475 million in the first nine months of 2000.

    Administrative and operating expenses were $40.2 million in the third quarter of 2001 and $119.7 million for the first nine months of 2001, compared with $37.0 million and $106.2 million for the same periods in 2000. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $66.5 million in the third quarter of 2001 and $189.9 million for the first nine months of 2001, compared to $58.2 million and $162.6 million for the same periods in 2000. This was a result of the increase in the average balance of equipment on operating leases.

    During the third quarter and the first nine months of 2001, the provision for credit losses totaled $21.9 million and $50.1 million, respectively, compared with $14.9 million and $40.7 million in the same periods last year. These increases were primarily due to increased write-offs and a larger portfolio financed. The annualized provision for credit losses, as a percentage of the total average balance of Receivables and Leases financed, was 1.01 percent for the third quarter of 2001 and .78 percent for the first nine months of 2001, compared with .74 percent and .71 percent for the same periods last year.

    Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended July 31,
	2001	2000	$ Change	% Change
Retail notes:
Agricultural equipment	$695	$495	$200	40%
Construction equipment	251	190	61	32
Lawn and grounds care equipment	140	105	35	33
Recreational products	227	88	139	158

Total	1,313	878	435	50
Wholesale notes	256	395	(139)	(35)
Revolving charge accounts	674	545	129	24
Operating loans	269	208	61	29
Financing leases	59	68	(9)	(13)
Equipment on operating leases	158	134	24	18

Total	$2,729	$2,228	$501	22

	Nine Months Ended July 31,
	2001	2000	$ Change	% Change
Retail notes:
Agricultural equipment	$1,957	$1,804	$153	8%
Construction equipment	598	508	90	18
Lawn and grounds care equipment	282	235	47	20
Recreational products	517	232	285	123

Total	3,354	2,779	575	21
Wholesale notes	711	1,158	(447)	(39)
Revolving charge accounts	1,487	1,302	185	14
Operating loans	766	496	270	54
Financing leases	137	151	(14)	(9)
Equipment on operating leases	432	512	(80)	(16)

Total	$6,887	$6,398	$489	8

    Retail note and operating loan volumes increased $575 and $270 million, respectively, in the first nine months of 2001. Recreational product retail note volumes increased $285 million primarily due to increased marketing programs, more competitive pricing and the exit of competitors from the market. Operating loans increased due to increased marketing and product exposure. These increases were partially offset by a decrease in wholesale note volumes in the first nine months of 2001 when compared to the same period last year. Wholesale note volume decreased $447 million primarily because the Company discontinued offering wholesale note financing for manufactured housing, recreational vehicle and yacht dealer inventories.

    Total Receivables and Leases held were as follows (in millions of dollars):

	July 31, 2001	October 31, 2000	July 31, 2000
Retail notes:
Agricultural equipment	$3,166	$2,983	$2,555
Construction equipment	1,203	1,000	870
Lawn and grounds care equipment	579	465	424
Recreational products	138	140	140

Total	5,086	4,588	3,989
Wholesale notes	723	937	973
Revolving charge accounts	780	689	684
Operating loans	518	422	372
Financing leases	456	456	438
Equipment on operating leases	1,489	1,517	1,422

Total	$9,052	$8,609	$7,878

    Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31, 2001	October 31, 2000	July 31, 2000
Receivables and Leases administered:
Owned by the Company	$9,052	$8,609	$7,878
Sold and serviced—with limited recourse*	1,615	1,867	2,051
Sold and serviced—without recourse**	79	91	123
Serviced—without recourse***	12	24	24

Total Receivables and Leases administered	$10,758	$10,591	$10,076

*
The Company's maximum exposure under all Receivable and Lease recourse provisions at July 31, 2001, October 31, 2000 and July 31, 2000 was $166 million, $168 million and $168 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At July 31, 2001, October 31, 2000 and July 31, 2000, the maximum exposure under these agreements was approximately $10 million, $6 million and $9 million, respectively.

**
These Receivables and Leases represent a portfolio of recreational product retail notes which the Company continues to administer for a fee until the servicing rights are assumed by their owners.

***
On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Financing Limited, an unaffiliated entity. These servicing rights were obtained in conjunction with the Company's acquisition of the remaining 50 percent interest in John Deere Credit Limited. (John Deere Credit Limited since has been liquidated, and its Receivables and Leases have been transferred to John Deere Bank S.A.)

    Total Receivable and Lease amounts 60 days or more past due, by product and as a percent of total balances held, were as follows (in millions of dollars):

	July 31, 2001		October 31, 2000		July 31, 2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$11.9	.38%	$8.9	.30%	$10.8	.42%
Construction equipment	6.6	.55	4.5	.45	3.6	.41
Lawn and grounds care equipment	1.1	.19	.9	.19	.9	.21
Recreational products	.1	.07	.1	.07	.1	.07

Total	19.7	.39	14.4	.31	15.4	.39
Wholesale notes	7.6	1.05	3.0	.32	2.3	.24
Revolving charge accounts	10.2	1.31	9.3	1.35	7.3	1.07
Operating loans	1.1	.21	.7	.17	3.9	1.05
Leases	9.1	.47	5.5	.28	6.3	.34

Total	$47.7	.53	$32.9	.38	$35.2	.45

    The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $89 million, $68 million and $71 million at July 31, 2001, October 31, 2000 and July 31, 2000, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 1.75, 1.48 and 1.78 percent of the ending retail notes receivable at July 31, 2001, October 31, 2000 and July 31, 2000, respectively.

    During the third quarter and the first nine months of 2001, write-offs (net of recoveries) of Receivables and Leases totaled $12.7 million and $38.2 million, respectively, compared with $7.0 million and $23.5 million in the same periods last year. Annualized write-offs, as a percentage of the average total receivables and leases held, were .59 percent for the third quarter and for the first nine months of 2001, compared with .34 percent and .41 percent for the same periods last year. Write-offs relating to retail notes increased $6.9 million in the first nine months of 2001, when compared with the first nine months of 2000. These increases were primarily due to increased write-offs of retail notes related to construction and forestry equipment as a result of a downturn in this industry. Wholesale note write-offs increased $2.7 million in the first nine months of 2001 when compared to the same period last year primarily due to increased write-offs of recreational vehicle dealer inventory notes. Lease write-offs increased $1.1 million in the first nine months of 2001 when compared to last year primarily due to higher write-offs on construction leases.

    Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $132 million at July 31, 2001, compared with $133 million at October 31, 2000 and $125 million at July 31, 2000.

    The Company's allowance for credit losses on all Receivables and Leases held totaled $99 million at July 31, 2001, $93 million at October 31, 2000 and $95 million at July 31, 2000. The allowance for credit losses represented 1.09 percent of the total Receivables and Leases held at July 31, 2001, 1.08 percent at October 31, 2000 and 1.20 percent at July 31, 2000. The allowance is subject to an ongoing evaluation based on loss experience. The Company believes the allowance is sufficient to provide for losses in its existing Receivable and Lease portfolio.

FASB Statements to be Adopted

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, which requires the purchase method of accounting for business combinations and eliminates the pooling method effective June 30, 2001. Additionally, in June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill related to acquisitions after June 30, 2001 not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company must adopt Statement No. 142 by the first quarter of 2003. In 2001, the Company did not have any goodwill or goodwill amortization. Finally, in July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. These Statements are not expected to have a material effect on the Company's financial position or net income.

Safe Harbor Statement

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

Capital Resources and Liquidity

    The Company relies on its ability to raise substantial amounts of funds to finance its Receivables and Leases. The Company's primary source of funds for this purpose is a combination of borrowings and equity capital. Additionally, the Company periodically sells substantial amounts of Receivables and Leases in the public market and in private sales. The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99.

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

    During the first nine months of 2001, the aggregate net cash provided by operating and financing activities was primarily used to increase Receivables and Leases. Net cash provided by operating activities was $420 million in the first nine months of 2001. Financing activities provided $388 million during the same period, resulting from a net increase in total borrowings. Net cash used for investing activities totaled $854 million, in the first nine months of 2001, primarily due to Receivable and Lease acquisitions exceeding collections by $2,383 million, which was partially offset by the $1,444 million in proceeds from the sale of receivables. Cash and cash equivalents decreased $46 million during the first nine months of 2001. See "Statements of Consolidated Cash Flows."

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

    Total interest-bearing indebtedness amounted to $7,747 million at July 31, 2001, compared with $7,330 million at October 31, 2000 and $6,642 million at July 31, 2000, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,395 million at July 31, 2001, compared with $4,743 million at October 31, 2000 and $3,787 million at July 31, 2000, while total long-term indebtedness amounted to $3,352 million, $2,587 million and $2,855 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 6.5 to 1, 6.6 to 1 and 6.1 to 1 at July 31, 2001, October 31, 2000 and July 31, 2000, respectively.

    During the first nine months of 2001, the Company issued $200 million of floating rate notes due in 2003 and retired $200 million of 5.85% notes due in 2001. During the same period, the Capital Corporation's subsidiary, John Deere Credit Limited in Gloucester, England, retired $56 million of long-term debt. The Capital Corporation's subsidiary, John Deere Bank S.A., issued $231 million of medium-term notes and the Capital Corporation issued $2,450 million and retired $850 million of medium-term notes during the first nine months of 2001.

    At July 31, 2001, the Capital Corporation and Deere & Company jointly maintained $4,274 million of unsecured lines of credit with various banks in North America and overseas, $1,308 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,113 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

    Stockholder's equity was $1,188 million at July 31, 2001, compared with $1,108 million at October 31, 2000 and $1,088 million at July 31, 2000. The increase of $80 million in the first nine months of 2001 resulted primarily from net income of $116 million, offset by an unrealized loss on derivatives of $35 million. This loss is primarily due to an unrealized loss on interest rate swaps (pay fixed rates / receive floating rates) hedging the interest costs of the Company's short-term borrowings resulting from a decrease in interest rates. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by lower future interest expense on the Company's short-term borrowings, which will be based on the lower interest rates.

    The Company has established a new subsidiary, Deere Capital, Inc., which will, among other things, purchase trade receivables from Deere & Company's equipment operations. These purchases will begin on or about the end of the fiscal year. Deere & Company's Equipment Operations will also transfer the administration and servicing of the trade receivables to the Company. The Company intends to fund the approximately $2.5 billion initial purchase with the proceeds of a $750 million equity infusion from Deere & Company and an intercompany note payable to Deere & Company upon demand.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

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

    The gains or losses in the following table represent the changes in the financial instruments fair values which would be caused by instantaneously increasing the interest rates by 10 percent of the current market rates at July 31, 2001. The gains or losses in fair values would have been as follows in millions of dollars:

Fair Value Gains (Losses) July 31, 2001
Financing receivables	$(40)
Interest rate swaps related to short- term borrowings	10
Long-term borrowings and related swaps	19
Interest rate and foreign currency swaps	(10)

Total	$(21)

Tabular Information

    The following foreign exchange forward contracts were held by the company related to certain currency exposures. All contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars at July 31, 2001 were as follows:

	Average Contractual Rate*	Notional Amount	Fair Value Gains (Losses)
Buy US$ / Sell Australian dollars	1.9348	$181	$2.6
Buy US$ / Sell Euro	1.1684	89	(2.4)
Buy Swiss Francs / Sell Euro	0.6585	32	0.2
Other		24	(0.2)

Total		326	0.2

*
Currency per United States dollar (US$)

    The Company held certain financial instruments in currencies other than the functional currencies. These amounts, in millions of dollars at July 31, 2001, were as follows:

	Expected Maturity Date
Functional Currency (FC)	Last 3 Mos. 2001	2002	2003	2004	2005	2006	Total	Fair Values
Euro (FC)
Short-term borrowings (US$)	$97						$97	*
Average interest rates	3.7%
Short-term borrowings (Swiss Francs)	$33						$33	*
Average interest rates	3.3%
Australian Dollar (FC)
Short-term borrowings (US$)	$182						$182	*
Average interest rates	3.8%

*
These fair values were approximately equal to the values in the total column.

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

  (b)
  Reports on Form 8-K.

    Current report on Form 8-K dated May 15, 2001 (Items 5 and 7)
    Current report on Form 8-K dated July 10, 2001 (Item 7).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION
Date: September 13, 2001	By:	/s/ NATHAN J. JONES Nathan J. Jones Senior Vice President and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.
(12)	Computation of ratio of earnings to fixed charges	19
(99)	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2001 (Securities and Exchange Commission file number 1-4121*).	—

*
Incorporated by reference. Copies of these exhibits are available from the Company upon request.

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
John Deere Capital Corporation and Subsidiaries Statements of Consolidated Income and Retained Earnings (Unaudited) (in millions)
John Deere Capital Corporation and Subsidiaries Consolidated Balance Sheets (Unaudited) (in millions)
John Deere Capital Corporation and Subsidiaries Statements of Consolidated Cash Flows (Unaudited) (in millions)
John Deere Capital Corporation and Subsidiaries Notes to Interim Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
SIGNATURES
INDEX TO EXHIBITS