Form 10-K
period 2001-10-31
DEERE JOHN CAPITAL CORP
filed 2002-01-08
CIK 27673

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------
                                    FORM 10-K
                             -----------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

       Title of each class                      Name of each exchange on which registered
6% Debentures Due 2009                                   New York Stock Exchange
8-5/8% Subordinated Debentures Due 2019                  New York Stock Exchange

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

At January 1, 2002, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

================================================================================

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

The Company
-----------

         John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, the United Kingdom and the United States.

         The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances certain agricultural, commercial and consumer, and construction and forestry retail notes unrelated to John Deere. In addition, the Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural, construction and forestry, and commercial and consumer markets as well as insured international export financing products (revolving charge accounts and operating loans). The Company also finances John Deere engines, and John Deere agricultural, John Deere commercial and consumer, and John Deere construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases certain wholesale receivables (trade receivables) from John Deere and administers those receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale and trade receivables are collectively called "Receivables". Receivables and operating leases are collectively called "Receivables and Leases".

         The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At January 1, 2002, the Company had 1,413 full-time and part-time employees.

Business of John Deere
----------------------

         John Deere's operations are categorized into four major business segments:

         The agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; combines, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated agricultural management systems technology.

         The commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

         The construction and forestry segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

         The products and services produced by the segments above and by the special technologies operations, commonly referred to as the Equipment Operations, are marketed primarily through independent retail dealer networks and major retail outlets.

         The credit operations segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil) and John Deere Credit Oy (Finland), and primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

         John Deere had a net loss of $64 million, or $0.27 per share diluted ($0.27 per share basic), for 2001. Affecting this year's results were charges of $217 million, or $0.91 per share, related to the early-retirement programs, the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations. Excluding these special items, income for the year was $153 million, or $0.64 per share diluted compared with net income of $486 million, or $2.06 per share diluted ($2.07 per share basic), last year. In addition, results for the year were negatively affected by weakness in John Deere's major markets and by deep production cutbacks, particularly during the fourth quarter, aimed at achieving more efficient asset levels. John Deere's net sales and revenues increased 1 percent to $13,293 million in 2001, compared with $13,137 million in 2000. Net sales of the equipment operations decreased 1 percent in 2001 to $11,077 million from $11,169 million last year. Sales decreased primarily due to lower shipments of commercial and consumer equipment and construction and forestry equipment, as well as the impact of a stronger U.S. dollar. Partially offsetting these factors were higher sales of agricultural equipment and the inclusion of recent acquisitions. Compared with last year, overseas net sales increased by 2 percent for this year, primarily due to higher agricultural equipment sales and the full-year inclusion of Timberjack, acquired in April 2000. Partially offsetting these factors was the impact of a stronger U.S. dollar and lower sales of commercial and consumer and construction and forestry equipment (excluding Timberjack).

Outlook for John Deere
----------------------

         In these economically uncertain times, John Deere is reinforcing its efforts to maintain lean asset levels and to make a substantial improvement in its cost structure. At the same time, John Deere is continuing to move ahead aggressively with the introduction of advanced new products and technologies, helping to set the stage for a strong recovery in John Deere's results when key markets resume their growth.

         Based on the market conditions outlined below, net sales are currently forecast to be down 3 to 7 percent for the first quarter of 2002, compared to the same period in 2001. Operating profit (income before interest expense, foreign exchange gains and losses, income taxes and corporate expenses) in the Equipment Operations will be under significant pressure due in part to reduced production levels and is expected to range from a negative 7 percent to negative 9 percent of sales. For the full year, equipment sales are expected to be flat to up slightly from 2001 levels with operating profit margins projected to be from a positive 1 percent to negative 1 percent of sales. The projected annual operating margin includes an anticipated two-percentage-point reduction associated with the carrying costs of the equipment trade receivables sold to the credit operations. Consolidated results for Deere & Company, however, will not be affected by such sales.

         Agricultural Equipment. Despite a continuation of relatively low grain prices, retail sales of farm machinery experienced growth in 2001, particularly in the area of smaller equipment. Farm income was helped by strength in the livestock and dairy sectors and by a continuation of substantial government payments. Farm fundamentals are not expected to change significantly in 2002, although the global supply and demand situation for key commodities should keep prices in check and prevent an improvement in United States grain exports. In this environment, John Deere expects overall industry retail sales of farm equipment in the United States and Canada to be flat to down approximately 5 percent in 2002.

                  In Europe, the farm outlook is slightly better due to somewhat stronger livestock and dairy markets as well as generally higher crop prices than in the United States and Canada. At the same time, the concerns over foot and mouth disease that affected European farm machinery sales in 2001 have largely abated. As a result, industry retail sales in Europe are expected to be flat to up slightly for 2002. John Deere is targeting improved sales in Europe this year due in large part to a record number of new products being introduced to the region's agricultural markets. In Latin America, farm machinery sales are expected to be slightly higher next year due mainly to improvement in Mexico and further growth in Brazil.

         Last year, John Deere factories produced large tractors and combines at high rates in the first quarter. However, in the interest of operating with lower asset levels, John Deere is making substantial production cutbacks of these products in the first quarter of fiscal 2002. In all, production tonnage at John Deere's agricultural equipment factories in the U.S./Canada is expected to be down about 20 percent in relation to the first quarter of last year.

         Commercial and Consumer Equipment. Excluding the impact of acquisitions and divestitures, shipments of John Deere commercial and consumer equipment are projected to be down 5 to 10 percent in 2002. The expected decline will result from low levels of consumer confidence and a weakening economy, coupled with further steps to reduce asset levels. Segment results are expected to benefit from a number of new and innovative products that are coming to market during the year as well as from growth in new businesses.

         Construction and Forestry. With economic weakness expected to spread, residential and non-residential construction activity is projected to be significantly lower in 2002. At the same time, purchases by independent rental companies are expected to experience further severe weakness leaving them as much as 90 percent below their year-2000 highs. Global sales of forestry products are forecast to continue running lower than year earlier levels in response to soft economic conditions. In light of these circumstances, John Deere believes that industry retail sales of construction and forestry equipment for 2002 will be 10 to 15 percent lower than the prior year and that pricing will remain under pressure. Production tonnage at John Deere's construction and forestry equipment factories is expected to be about 36 percent lower than prior year levels in the first quarter. Despite continued weakness in core markets, John Deere's construction and forestry operations are expected to benefit from aggressive restructuring actions and new products.

         Credit Operations. Credit is expected to benefit from continued growth in the receivable portfolio and additional retail sales. The net income for 2002 will benefit by about $80 million from servicing fees associated with last year's transfer and the ongoing purchase of trade receivables from the Equipment Operations.

Relationships of the Company with John Deere
--------------------------------------------

         The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Company and John Deere have joint access to all of the Company's lines of credit.

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

         The Company bears all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan(TM) and PowerPlan(R) merchants) associated with its holding of Receivables and Leases, and performs all servicing and collection functions. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

         The terms and the basis on which the Company acquires retail notes and certain wholesale receivables from John Deere are governed by agreements with John Deere, terminable by either John Deere or the Company on 30 days notice. As provided in these agreements, the Company agrees to the terms and conditions for purchasing the notes from John Deere. Under these agreements, John Deere is not obligated to sell notes to the Company, and the Company is obligated to purchase notes from John Deere only if the notes comply with the terms and conditions set by the Company.

         The basis on which John Deere acquires retail notes and wholesale receivables from the dealers is governed by agreements with the John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company for purchase of these notes from John Deere. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

         The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees' creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

         Deere & Company has an agreement with the Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2001 and 2000, the Company's ratios were 1.53 to 1 and 1.48 to 1, respectively, and never less than 1.48 to 1 and 1.46 to 1 for any fiscal quarter of 2001 and 2000, respectively. Deere & Company also has committed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company.

         In October 2001, the Company purchased $2.2 billion of wholesale receivables (trade receivables) from John Deere. In the future, it is expected that a significant portion of newly originated wholesale receivables will be purchased from John Deere on an ongoing basis. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to five months for construction and forestry equipment, and from two to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates are set based on market factors. John Deere will compensate the Company for the carrying costs related to these interest-free periods.

Description of Receivables and Leases
-------------------------------------

         Receivables and Leases arise mainly from retail sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge account receivables, operating loans and wholesale receivables. The majority of these Receivables and Leases are derived from retail sales and leases of agricultural equipment, commercial and consumer equipment, and construction and forestry equipment sold by John Deere dealers.

         Through Deere Credit, Inc., the Company holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment.

         On December 24, 2000, a federal charter was issued to FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan(TM), and PowerPlan(R) on a nationwide basis, and provides retail financing for manufactured housing. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of commercial and consumer equipment. Through its Farm Plan(TM) product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan(TM) account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan(TM) is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The PowerPlan(R) revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction dealers.

       The Company also offers insured international export financing products to select customers. See Note 2 to the Consolidated Financial Statements under "Operating Loans."

       The Company also works with several leading farm input providers to offer crop input production loans (operating loans) for materials such as seeds and fertilizer. These loans are secured by the crops being grown. Additionally, the Company provides production loans directly to farmers for their total operating needs. These loans are secured by crops and equipment.

       The Company finances wholesale inventories of John Deere engines, and John Deere agricultural, commercial and consumer, and construction and forestry equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, commercial and consumer and construction and forestry retail notes. See Note 2 to the Consolidated Financial Statements under "Wholesale Receivables."

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

       In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether retail notes, wholesale receivables and leases should be accepted and how they should be serviced. These determinations are made according to the finance plans and retail terms, although some exceptions are made. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting retail notes, wholesale receivables, revolving charge accounts, leases and operating loans. The Company normally makes all its own routine collections, settlements and repossessions on Receivables and Leases.

       Retail notes and wholesale receivables provide for retention by John Deere or the Company of security interests in the goods financed under laws such as the Uniform Commercial Code, certain federal statutes and state motor vehicle laws. Security interest filings are also made for leases. However, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes
-----------------------------

       As of October 31, 2001 and 2000, approximately 48 percent and 46 percent of the retail notes held by the Company bore a variable finance rate, respectively. With the exception of agricultural retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases
------------------------------------------------------------------------

       Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

                                                     Average Original Term             Average Actual Life
                                                  ----------------------------    --------------------------
                                                      2001          2000              2001           2000
                                                  ----------------------------    --------------------------
 Retail notes                                          72            64                28             27
------------------------------------------------------------------------------------------------------------
  New equipment:
   Agricultural equipment                              57            56                28             29
------------------------------------------------------------------------------------------------------------
   Construction and forestry equipment                 44            46                30             31
------------------------------------------------------------------------------------------------------------
   Commercial and consumer equipment                   54            52                27             25
------------------------------------------------------------------------------------------------------------
   Recreational products*                             186           183               156             21
------------------------------------------------------------------------------------------------------------
  Used equipment:
   Agricultural equipment                              56            56                26             27
------------------------------------------------------------------------------------------------------------
   Construction and forestry equipment                 43            44                25             25
------------------------------------------------------------------------------------------------------------
   Commercial and consumer equipment                   51            52                29             26
------------------------------------------------------------------------------------------------------------
   Recreational products*                             175           168               145             10
------------------------------------------------------------------------------------------------------------
 Leases                                                45            46                22             29
------------------------------------------------------------------------------------------------------------

*The average actual life for recreational products in 2001 has increased from prior periods as a result of the Company's decision to discontinue the origination and sale of notes to several outside financial institutions.

The average original term for recreational products is longer than other equipment notes because of customer preferences and industry convention.

Competition
-----------

       The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service and finance rates charged. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 2001 and 2000.

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

        In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan(TM), PowerPlan(R), and John Deere Credit Revolving Plan accounts receivable for such goods. To date, such laws and regulations have not had a significant adverse effect on the Company's financial position or results of operations.

        On December 24, 2000, a federal charter was issued to FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan(TM), and PowerPlan(R) on a nationwide basis, and provides retail financing for manufactured housing.

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


                                     PART II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------  ---------------------------------------------------------------------

        All of the Capital Corporation's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. In 2001, Deere & Company increased its investment in John Deere Credit Company by $700 million. In turn, John Deere Credit Company increased its investment in the Capital Corporation by $700 million. The Capital Corporation did not declare or pay cash dividends to John Deere Credit Company in 2001. This compares to $20 million in dividends declared and paid to John Deere Credit Company in 2000. In 2000, John Deere Credit Company paid a comparable dividend to Deere & Company. During the first quarter of fiscal 2002, the Capital Corporation declared and paid a dividend of $140 million to John Deere Credit Company which, in turn, paid a dividend of $140 million to Deere & Company.

Item 6. Selected Financial Data.
------  -----------------------

        Omitted pursuant to instruction I(2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

        2001 Compared with 2000
        -----------------------

        Consolidated net income was $41.9 million for the fourth quarter and $157.8 million for the year, compared with $31.7 million and $140.8 million, respectively, last year. The results for this year benefited primarily from higher volumes and improved interest rate spreads, partially offset by a higher provision for credit losses. The ratio of earnings to fixed charges was 1.53 to 1 for 2001, compared with 1.48 to 1 for 2000.

        Revenues totaled $1,216 million in 2001, compared to $1,106 million a year ago. Revenues increased primarily due to a 12 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $459 million in 2001, up 14 percent compared to $404 million in 2000. This increase was primarily due to an 18 percent increase in the average balance of retail notes financed. Lease revenues increased $47 million to $436 million in 2001, primarily due to a 6 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale receivables decreased $17 million, to $78 million in 2001, from $95 million in 2000. This decrease was primarily the result of a lower average balance of wholesale receivables financed and lower interest rates earned on wholesale receivables financed. Revenues earned on revolving charge accounts amounted to $123 million in 2001, a 12 percent increase over revenues of $110 million earned during 2000. The increase was primarily due to growth of Farm PlanTM receivables in 2001, compared with 2000. Revenues earned on operating loans increased 9 percent to $35 million in 2001, from $32 million in 2000.

        The net gain on Receivables and Leases sold totaled $26 million during 2001, compared with $21 million for 2000. The higher net gain for 2001 was primarily the result of an increase in Receivables and Leases sold when compared to last year. Securitization and servicing fee income totaled $31 million in 2001, compared with $30 million during 2000. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

        Interest expense totaled $453 million in 2001, compared with $440 million in 2000. This increase was primarily due to a 15 percent increase in average borrowings from $6,624 million in 2000 to $7,611 million in 2001, and was partially offset by a decrease in the weighted-average annual interest rate incurred on all borrowings from 6.6 percent in 2000 to 5.9 percent in 2001.

        Administrative and operating expenses increased 9 percent from $156 million in 2000 to $170 million in 2001. These increases were attributable to the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $259 million in 2001, compared to $225 million in 2000 as a result of a higher average outstanding portfolio balance and an increase in the depreciation of equipment on operating leases. Fees paid to John Deere were lower in 2001, compared to 2000.

        The provision for credit losses was $75 million in 2001, compared with $53 million in 2000. Total write-offs of Receivables and Leases financed were $58 million during 2001, compared with $36 million in 2000. The increase in write-offs from 2000 was primarily related to the increase in construction and forestry equipment retail note and revolving charge write-offs.

        Receivables and Leases Acquired and Held
        ----------------------------------------

        Receivables and Leases acquired by the Company during 2001 totaled $11,818 million, an increase of 33 percent, compared with volumes of $8,909 million during 2000. These higher volumes in 2001 resulted mainly from increased volumes of wholesale receivables (see Note 1), agricultural equipment retail notes, operating loans, and revolving charge accounts, partially offset by a decrease in the financing of operating leases. Excluding the purchase of $2.2 billion of trade receivables from John Deere at the end of October, acquisitions of receivables and leases were 8 percent higher in 2001, compared to last year. Receivables and Leases held by the Company at October 31, 2001 totaled $11,901 million, compared with $8,609 million at October 31, 2000. For the 2001 and 2000 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                    Fiscal Year Volumes                      Balance at October 31,
                                           --------------------------------------   ----------------------------------------
                                               2001         2000     % Change            2001          2000     % Change
                                           --------------------------------------   ----------------------------------------
Retail notes:

  Agricultural equipment                    $ 2,945.7    $ 2,600.5      13%           $ 3,609.7    $  2,983.0      21%
  Construction and forestry equipment           862.1        752.3      15              1,293.0       1,000.1      29
  Commercial and consumer equipment             398.5        330.1      21                611.6         465.0      32
  Recreational products                         578.0        339.3      70                111.0         139.6     (20)
                                           -----------------------                  -------------------------
        Total                                 4,784.3      4,022.2      19              5,625.3       4,587.7      23
Revolving charge accounts                     2,048.1      1,784.6      15                814.3         688.2      18
Operating loans                                 921.4        635.7      45                501.2         422.3      19
Wholesale receivables                         3,299.9      1,517.8     117              2,995.5         937.0     220
Financing leases                                207.3        224.5      (8)               479.5         456.4       5
Equipment on operating leases                   557.1        723.8     (23)             1,484.8       1,517.1      (2)
                                           -----------------------                  -------------------------
        Total                               $11,818.1    $ 8,908.6      33%           $11,900.6    $  8,608.7      38%
                                           =======================                  =========================

     Retail note volumes increased by approximately $762 million in 2001, compared with 2000, primarily due to an increase in the volumes of agricultural equipment and recreational vehicle retail notes. Revolving charge account and operating loan volumes increased primarily due to the increased demand for operating loans, Farm Plan(TM) and John Deere Credit Revolving Plan products. Wholesale receivable volumes increased in 2001 primarily as a result of the Company purchasing $2.2 billion of wholesale receivables (trade receivables) from John Deere in October of 2001. In the future, it is expected that a significant portion of newly originated wholesale receivables will be purchased from John Deere on an ongoing basis. Additional information is presented in Note 1 to the Consolidated Financial Statements.

     Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

                                                                                     October 31,           October 31,
                                                                                         2001                  2000
                                                                                --------------------------------------------
Receivables and Leases administered:
  Owned by the Company                                                                $11,900.6            $  8,608.7
  Sold and serviced - with limited recourse*                                            1,370.8               1,867.4
  Sold and serviced - without recourse**                                                   71.6                  91.4
  Serviced - without recourse***                                                            9.7                  23.7
                                                                                --------------------------------------------
    Total Receivables and Leases administered                                         $13,352.7            $ 10,591.2
                                                                                ============================================

* The Company's maximum exposure under all Receivable and Lease recourse provisions at October 31, 2001 and 2000 was $166 million and $168 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At October 31, 2001 and 2000, the maximum exposure under these agreements was approximately $9 million and $6 million, respectively.

** These receivables represent recreational product retail notes which the Company has sold but continues to administer for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Finance Limited. These servicing rights were obtained in conjunction with the Company's acquisition of John Deere Credit Limited.

     Retail notes bearing variable finance rates totaled 48 percent of the total retail note portfolio at October 31, 2001, compared with 46 percent at October 31, 2000.

     Total Receivable and Lease amounts 60 days or more past due were $47 million at October 31, 2001, compared with $33 million at October 31, 2000. These past due amounts represented .40 percent and .38 percent of the total Receivables and Leases held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $100 million and $68 million at October 31, 2001 and 2000, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was
1.78 percent at October 31, 2001 and 1.48 percent at October 31, 2000. See Note 3 to the Consolidated Financial Statements for additional information on past dues.

     Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $134 million at October 31, 2001, compared to $133 million at October 31, 2000. The Company's allowance for credit losses on all Receivables and Leases financed at October 31, 2001 totaled $110 million and represented 0.9 percent of the total Receivables and Leases financed, compared with $93 million and 1.1 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on loss experience and related estimates of anticipated losses inherent in the portfolio as of year-end to ensure the allowance for credit losses is maintained at an adequate level.

     2000 Compared with 1999
     -----------------------

     Consolidated net income for the fiscal year ended October 31, 2000 was $140.8 million, compared with $153.3 million in 1999. Results for 2000 were adversely affected by higher operating expenses as well as a reduced level of receivable sales, which resulted in lower gains. Partially offsetting these factors was higher income from a larger Receivable and Lease portfolio. The ratio of earnings to fixed charges was 1.48 to 1 for 2000, compared with 1.64 to 1 for 1999.

     Revenues totaled $1,106 million in 2000, compared to $959 million in 1999. Revenues increased primarily due to a 10 percent increase in the average balance of Receivables and Leases financed and an increase in yield on variable rate contracts. Finance income earned on retail notes totaled $404 million in 2000, up slightly, compared to $396 million in 1999. Lease revenues increased $119 million to $389 million in 2000, primarily due to a 40 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale notes increased $23 million, to $95 million in 2000, from $72 million earned in 1999. This increase was primarily the result of continued growth in the financing for dealer inventories of John Deere construction and forestry equipment and John Deere agricultural equipment, partially offset by the decrease in financing manufactured housing dealer inventories.

     Revenues earned on revolving charge accounts amounted to $110 million in 2000, a 10 percent increase over revenues of $100 million earned during 1999. The increase was primarily due to growth of Farm Plan(TM) and John Deere Credit Revolving Plan in 2000, compared with 1999.

     Revenues earned on operating loans amounted to $32 million in 2000, a 58 percent increase over revenues of $20 million earned during 1999. The increase was primarily due to growth of the operating loan portfolio in 2000, compared with 1999.

     The net gain on Receivables and Leases sold totaled $21 million during 2000, compared with $40 million for 1999. The lower net gain for 2000 was primarily the result of a reduction in Receivables and Leases sold when compared to 1999. Securitization and servicing fee income totaled $30 million in 2000, compared with $31 million during 1999. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

     Interest expense totaled $440 million in 2000, compared with $361 million in 1999. This increase was primarily due to an increase in the weighted-average annual interest rate incurred on all borrowings from 5.8 percent in 1999 to 6.6 percent in 2000 and a 10 percent increase in average borrowings from $6,021 million in 1999 to $6,624 million in 2000.

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

     The provision for credit losses was $53 million in 2000 and $62 million in 1999. Total write-offs of Receivables and Leases financed were $36 million during 2000, compared with $40 million in 1999. The decrease in write-offs from 1999 was primarily related to a decrease in agricultural equipment retail note write-offs, partially offset by an increase in lease and wholesale receivable write-offs.

     Receivables and Leases Acquired and Held
     ----------------------------------------

     Receivables and Leases acquired by the Company during 2000 totaled $8,909 million, an increase of 10 percent, compared with volumes of $8,090 million during 1999. The higher volumes in 2000 resulted mainly from increased volumes of revolving charge accounts, John Deere equipment retail notes and leases, partially offset by a decrease in wholesale receivable volumes. Receivables and Leases held by the Company at October 31, 2000 totaled $8,609 million, compared with $7,231 million at October 31, 1999. For the 2000 and 1999 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

                                                     Fiscal Year Volumes                     Balance at October 31,
                                           --------------------------------------   ----------------------------------------
                                                2000        1999     % Change           2000         1999     % Change
                                           --------------------------------------   ----------------------------------------
Retail notes:
  Agricultural equipment                      $2,600.5    $2,489.4       4%           $2,983.0     $2,602.4      15%
  Construction and forestry equipment            752.3       641.2      17             1,000.1        611.5      64
  Commercial and consumer equipment              330.1       250.9      32               465.0        346.7      34
  Recreational products                          339.3       326.3       4               139.6        155.6     (10)
                                           -----------------------                  -------------------------
        Total                                  4,022.2     3,707.8       8             4,587.7      3,716.2      23
Revolving charge accounts                      2,420.3     1,907.6      27             1,110.5        900.6      23
Wholesale receivables                          1,517.8     1,683.9     (10)              937.0        957.2      (2)
Financing leases                                 224.5       149.3      50               456.4        402.2      13
Equipment on operating leases                    723.8       641.8      13             1,517.1      1,254.8      21
                                           -----------------------                  -------------------------
        Total                                 $8,908.6    $8,090.4      10%           $8,608.7     $7,231.0      19%
                                           =======================                  =========================

     Retail note volumes increased by approximately $314 million in 2000, compared with 1999, primarily due to an increase in the volumes of agricultural, construction and forestry, and commercial and consumer equipment retail notes. Revolving charge account volumes increased primarily due to the increased demand for operating loans, Farm Plan(TM) and John Deere Credit Revolving Plan products. Wholesale receivable volumes decreased in 2000 primarily because the Company discontinued offering wholesale receivable financing for manufactured housing dealer inventory.

     Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

                                                                                      October 31,         October 31,
                                                                                         2000                1999
                                                                                -----------------------------------------
Receivables and Leases administered:
  Owned by the Company                                                                    $  8,608.7        $7,231.0
  Sold and serviced - with limited recourse*                                                 1,867.4         2,274.9
  Sold and serviced - without recourse**                                                        91.4           117.9
  Serviced - without recourse***                                                                23.7            46.1
                                                                                -----------------------------------------
    Total Receivables and Leases administered                                             $ 10,591.2        $9,669.9
                                                                                =========================================

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

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Finance Limited. These servicing rights were obtained in conjunction with the Company's acquisition of John Deere Credit Limited.

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

         The aggregate net cash provided by operating and financing activities was primarily used to acquire additional Receivables and Leases. Net cash provided by operating activities was $522 million in 2001. Financing activities provided $3,624 million during the same period, resulting from a $2,924 million net increase in total borrowings and a capital investment from Deere & Company of $700 million. Net cash used for investing activities totaled $3,798 million in 2001, primarily due to Receivable and Lease acquisitions exceeding collections by $5,442 million, which was partially offset by $1,531 million of proceeds from the sale of receivables. Cash and cash equivalents increased $346 million during 2001. See "Statements of Consolidated Cash Flows."

         Over the past three years, operating activities provided $1,377 million in cash. In addition, the sale of receivables provided $4,790 million and an increase in total net borrowings provided $4,153 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $8,508 million, and to pay $95 million in dividends.

         The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure in amounts corresponding to a portion of its borrowings. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. See Note 15 to the Consolidated Financial Statements for further details.

         Total interest-bearing indebtedness amounted to $10,382 million at October 31, 2001, compared with $7,330 million at October 31, 2000, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $6,523 million at October 31, 2001, compared with $4,743 million at October 31, 2000. Total long-term indebtedness amounted to $3,859 million at October 31, 2001 and $2,587 million at October 31, 2000. The ratio of total interest-bearing debt to stockholder's equity was 5.4 to 1 and 6.6 to 1 at October 31, 2001 and 2000, respectively.

         The Company maintained unsecured lines of credit with various banks in North America and overseas. See Note 5 to the Consolidated Financial Statements.

         During 2001, the Company issued $600 million of 5.125% debentures due in 2006 and $200 million of floating rate notes due in 2003, and retired $200 million of 5.85% notes due in 2001 and $200 million of 5.35% notes due in 2001. The Capital Corporation also issued $2,750 million and retired $1,342 million of medium-term notes. Additionally, the Capital Corporation's subsidiary, John Deere Bank S.A. in Luxembourg City, Luxembourg, retired $63 million of long-term debt and issued $230 million of long-term debt.

         Stockholder's equity was $1,907 million at October 31, 2001, compared with $1,108 million and $998 million at October 31, 2000 and 1999, respectively. The increase in 2001 was primarily due to Deere & Company's additional $700 million investment in John Deere Credit Company, which, in turn, increased its investment in the Capital Corporation. The increase is also attributable to the Company's net income of $158 million and an unrealized loss on derivatives of $62 million. As a result of the Company's match-funding policy described in Note 15, the Company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the Company's floating rate borrowings. The impact of decreasing interest rates on these swaps is the primary component of the unrealized loss on derivatives. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by the lower interest expense on the floating rate borrowings, effectively providing fixed rate funding.

         The Capital Corporation did not declare or pay cash dividends to John Deere Credit Company in 2001. This compares to $20 million in dividends declared and paid to John Deere Credit Company in 2000. In 2000, John Deere Credit Company paid a comparable dividend to Deere & Company.

Safe Harbor Statement
---------------------

         Statements under the "Outlook for John Deere" heading above, the "Supplemental Information (Unaudited)" on page 40, and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the Deere & Company Form 10-K for the fiscal year ended October 31, 2001 filed with the Securities and Exchange Commission and filed with this report as Exhibit 99.

Accounting Policies
-------------------

         In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances.
Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements which incorporate accounting principles, assumptions, and estimates which promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the financial statements.

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

         Not applicable.


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

         (b)      Reports on Form 8-K

                  Current report on Form 8-K dated August 14, 2001 (Items 5 and
                  7).
                  Current report on Form 8-K dated September 13, 2001 (Item
                  7).

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

                                JOHN DEERE CAPITAL CORPORATION

                                By:   /s/ R. W. LANE
                                      -----------------------------------
                                          R. W. Lane
                                          Chairman and Chief Executive Officer

Date:    8 January 2002


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

                 Signature                              Title                                        Date
                 ---------                              -----                                        ----

  /s/ R. W. LANE                                Director, Chairman and                  )
  -----------------------------------------     Chief Executive Officer                 )
      R. W. Lane                                                                        )
                                                                                        )
                                                                                        )
  /s/ JAMES W. EILER                            Director                                )       8 January 2002
  -----------------------------------------                                             )
      James W. Eiler                                                                    )
                                                                                        )
                                                                                        )
                                                                                        )
  /s/ DAVID C. EVERITT                          Director                                )
  -----------------------------------------                                             )
      David C. Everitt                                                                  )
                                                                                        )
                                                                                        )
  /s/ JAMES A. ISRAEL                           Director, Senior Vice President         )
  -----------------------------------------     And Principal Accounting Officer        )
      James A. Israel                                                                   )
                                                                                        )
                                                                                        )
  /s/ JOHN J. JENKINS                           Director                                )
  -----------------------------------------                                             )
      John J. Jenkins                                                                   )

                 Signature                                  Title                                   Date
                 ---------                                  -----                                   ----

  /s/ NATHAN J. JONES                            Director, Senior Vice President         )
  -----------------------------------------      and Principal Financial Officer         )
      Nathan J. Jones                                                                    )
                                                                                         )
                                                                                         )
  /s/ PIERRE E. LEROY                            Director                                )     8 January 2002
  -----------------------------------------                                              )
      Pierre E. Leroy                                                                    )
                                                                                         )
                                                                                         )
  /s/ H. J. MARKLEY                              Director                                )
  -----------------------------------------                                              )
      H. J. Markley                                                                      )
                                                                                         )
                                                                                         )
  /s/ M. P. ORR                                  Director                                )
  -----------------------------------------                                              )
      M. P. Orr                                                                          )
                                                                                         )
                                                                                         )
  /s/ STEPHEN PULLIN                             Director                                )
  -----------------------------------------                                              )
      Stephen Pullin                                                                     )
                                                                                         )
                                                                                         )
  /s/ JON D. VOLKERT                             Director and President                  )
  -----------------------------------------                                              )
      Jon D. Volkert                                                                     )

                                                                    [Letterhead]
                                                           Deloitte & Touche LLP
                                                            Two Prudential Plaza
                                                        180 North Stetson Avenue
                                                         Chicago, Illinois 60601


INDEPENDENT AUDITORS' REPORT
----------------------------

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2001 and 2000 and the related statements of consolidated income and retained earnings, and of changes in consolidated stockholder's equity and of consolidated cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Chicago, Illinois

November 20, 2001

                                Table of Contents
                                -----------------
                                                                                                     Page
                                                                                                     ----
Financial Statements:

         John Deere Capital Corporation and Subsidiaries:

         Statements of Consolidated Income and Retained Earnings
              For the Years Ended October 31, 2001, 2000 and 1999 ................................    20

         Consolidated Balance Sheets, October 31, 2001 and 2000 ..................................    21

         Statements of Consolidated Cash Flows
              For the Years Ended October 31, 2001, 2000 and 1999 ................................    22

         Statement of Changes in Consolidated Stockholder's Equity
              For the Years Ended October 31, 2001, 2000 and 1999 ................................    23

         Notes to Consolidated Financial Statements ..............................................    24




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

         I, II, III, IV, and V.

                 John Deere Capital Corporation and Subsidiaries
             Statements of Consolidated Income and Retained Earnings
                                  (in millions)

                                                                               For the Year Ended October 31,
                                                                  --------------------------------------------------
                                                                     2001              2000              1999
                                                                  --------------------------------------------------
Revenues
    Finance income earned on retail notes                              $  458.6          $  403.8           $ 395.8
    Lease revenues                                                        436.3             388.9             269.8
    Revolving charge account income                                       122.5             110.0             100.0
    Finance income earned on wholesale receivables                         78.2              95.1              71.6
    Operating loan income                                                  35.0              31.7              20.1
    Securitization and servicing fee income                                30.9              29.8              31.1
    Net gain on receivables and leases sold                                26.3              20.6              40.4
    Interest income from short-term investments                            11.3               8.4               7.4
    Other income                                                           16.6              17.6              22.7
--------------------------------------------------------------------------------------------------------------------
      Total revenues                                                    1,215.7           1,105.9             958.9
--------------------------------------------------------------------------------------------------------------------
Expenses
    Interest expense                                                      453.4             440.2             361.0
    Operating expenses:
      Administrative and operating expenses                               169.8             156.0             127.6
      Provision for credit losses                                          74.5              52.6              62.3
      Fees paid to John Deere                                              13.8              15.5               9.9
      Depreciation of equipment on operating leases                       258.5             224.8             162.4
--------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                            516.6             448.9             362.2
--------------------------------------------------------------------------------------------------------------------
      Total expenses                                                      970.0             889.1             723.2
--------------------------------------------------------------------------------------------------------------------
Income of consolidated group before income taxes                          245.7             216.8             235.7
Provision for income taxes                                                 84.6              76.6              82.1
--------------------------------------------------------------------------------------------------------------------
Income of consolidated group                                              161.1             140.2             153.6
Equity in income (loss) of unconsolidated affiliates                       (3.3)              0.6               (.3)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                157.8             140.8             153.3
Cash dividends declared                                                                     (20.0)            (75.0)
Retained earnings at beginning of the year                              1,005.5             884.7             806.4
--------------------------------------------------------------------------------------------------------------------
Retained earnings at end of the year                                   $1,163.3          $1,005.5           $ 884.7
====================================================================================================================

Ratio of earnings to fixed charges                                       1.53              1.48              1.64
====================================================================================================================

   The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                 John Deere Capital Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                  (in millions)

                                                                                          October 31,
                                                                               ------------------------------
Assets                                                                              2001            2000
                                                                               ------------------------------
   Cash and cash equivalents                                                    $      502.2      $    155.9
   Receivables and leases:
     Retail notes                                                                    5,625.3         4,587.7
     Revolving charge accounts                                                         814.3           688.3
     Operating loans                                                                   501.2           422.2
     Wholesale receivables                                                           2,995.5           937.0
     Financing leases                                                                  479.5           456.4
-------------------------------------------------------------------------------------------------------------
       Total receivables                                                            10,415.8         7,091.6
     Equipment on operating leases - net                                             1,484.8         1,517.1
-------------------------------------------------------------------------------------------------------------
       Total receivables and leases                                                 11,900.6         8,608.7
     Allowance for credit losses                                                      (110.4)          (93.3)
-------------------------------------------------------------------------------------------------------------
       Total receivables and leases - net                                           11,790.2         8,515.4
-------------------------------------------------------------------------------------------------------------
   Other receivables                                                                    77.7            86.2
   Notes receivable - unconsolidated affiliates                                        313.9           140.0
   Investments in unconsolidated affiliates                                              5.9             9.7
   Other assets                                                                        236.6           130.8
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $   12,926.5      $  9,038.0
=============================================================================================================

Liabilities and Stockholder's Equity
   Short-term borrowings:
     Commercial paper                                                           $    2,358.5      $  2,474.1
     Extendible commercial notes and other notes payable                                23.9             3.7
     John Deere                                                                      1,612.4           495.4
     Current maturities of long-term borrowings                                      2,528.7         1,769.5
-------------------------------------------------------------------------------------------------------------
       Total short-term borrowings                                                   6,523.5         4,742.7
-------------------------------------------------------------------------------------------------------------
   Accounts payable and accrued liabilities:
     Accrued interest on debt                                                           44.4            52.3
     Other payables                                                                    459.0           415.5
-------------------------------------------------------------------------------------------------------------
       Total accounts payable and accrued liabilities                                  503.4           467.8
-------------------------------------------------------------------------------------------------------------
   Deposits withheld from dealers and merchants                                        134.2           132.6
-------------------------------------------------------------------------------------------------------------
   Long-term borrowings:
     Senior debt                                                                     3,708.8         2,436.8
     Subordinated debt                                                                 150.0           150.0
-------------------------------------------------------------------------------------------------------------
       Total long-term borrowings                                                    3,858.8         2,586.8
-------------------------------------------------------------------------------------------------------------
       Total liabilities                                                            11,019.9         7,929.9
-------------------------------------------------------------------------------------------------------------
   Stockholder's equity
     Common stock, without par value  (issued and outstanding -
       2,500 shares owned by John Deere Credit Company)                                812.8           112.8
-------------------------------------------------------------------------------------------------------------
     Retained earnings                                                               1,163.3         1,005.5
-------------------------------------------------------------------------------------------------------------
     Cumulative translation adjustment                                                  (7.9)          (10.2)
     Unrealized loss on derivatives                                                    (61.6)
-------------------------------------------------------------------------------------------------------------
       Total accumulated other comprehensive income (loss)                             (69.5)          (10.2)
-------------------------------------------------------------------------------------------------------------
       Total stockholder's equity                                                    1,906.6         1,108.1
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                      $   12,926.5      $  9,038.0
=============================================================================================================

       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                 John Deere Capital Corporation and Subsidiaries
                      Statements of Consolidated Cash Flows
                                  (in millions)

                                                                             For the Year Ended October 31,
                                                                     ----------------------------------------------
                                                                          2001            2000            1999
                                                                     ----------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                          $    157.8       $   140.8        $   153.3
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for credit losses                                             74.5            52.6             62.3
     Provision for depreciation and amortization                            263.8           228.2            165.4
     Provision for deferred income taxes                                     32.1            17.6             38.1
     Undistributed earnings of unconsolidated affiliates                      3.3            (0.6)             0.3
     Other                                                                   (9.8)           75.6            (78.3)
------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                            521.7           514.2            341.1
------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Cost of receivables and leases acquired                              (11,818.1)       (8,908.6)        (8,090.4)
   Collections of receivables                                             6,376.3         6,050.4          5,508.4
   Change in notes receivable - unconsolidated affiliates                  (173.9)         (135.2)            (5.1)
   Proceeds from sales of receivables and leases                          1,530.6           978.3          2,281.0
   Acquisitions of businesses                                                (7.2)                           (59.2)
   Other                                                                    293.9           215.0            140.4
------------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                            (3,798.4)       (1,800.1)          (224.9)
------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Change in commercial paper                                              (108.2)        1,209.4           (650.8)
   Change in extendible commercial notes and other notes payable             19.8            (2.7)            63.2
   Change in payable with John Deere                                      1,037.0           388.4             (0.3)
   Proceeds from issuance of long-term borrowings                         3,779.8         1,865.0          2,282.0
   Principal payments on long-term borrowings                            (1,804.9)       (2,147.7)        (1,777.0)
   Dividends paid                                                                           (20.0)           (75.0)
   Capital investment from Deere & Company                                  700.0
------------------------------------------------------------------------------------------------------------------
       Net cash provided by  (used for) financing activities              3,623.5         1,292.4           (157.9)
------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                   (0.5)
Net increase (decrease) in cash and cash equivalents                        346.3             6.5            (41.7)
Cash and cash equivalents at the beginning of year                          155.9           149.4            191.1
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of year                           $    502.2       $   155.9        $   149.4
==================================================================================================================

       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                 John Deere Capital Corporation and Subsidiaries
            Statement of Changes in Consolidated Stockholder's Equity
                                  (in millions)

                                                                                                     Other
                                                      Total          Common       Retained       Comprehensive
                                                      Equity         Stock        Earnings       Income (Loss)
                                                     ------------------------------------------------------------
Balance October 31, 1998                           $   918.4        $  112.8    $     806.4        $  (0.8)
-----------------------------------------------------------------------------------------------------------------
   Comprehensive income
      Net income                                       153.3                          153.3
      Other comprehensive income - cumulative
         translation adjustment                          1.0                                           1.0
                                                   ---------
      Total comprehensive income                       154.3
                                                   ---------
   Dividends declared                                  (75.0)                         (75.0)
-----------------------------------------------------------------------------------------------------------------
Balance October 31, 1999                               997.7           112.8          884.7            0.2
-----------------------------------------------------------------------------------------------------------------
   Comprehensive income (loss)
      Net income                                       140.8                          140.8
      Other comprehensive income (loss) -
         cumulative translation adjustment             (10.4)                                        (10.4)
                                                   ---------
      Total comprehensive income                       130.4
                                                   ---------
   Dividends declared                                  (20.0)                         (20.0)
-----------------------------------------------------------------------------------------------------------------
Balance October 31, 2000                             1,108.1           112.8        1,005.5          (10.2)
-----------------------------------------------------------------------------------------------------------------
   Comprehensive income (loss)
      Net income                                       157.8                          157.8
      Other comprehensive income (loss)
            Cumulative translation adjustment            2.3                                           2.3
            Unrealized loss on derivatives             (61.6)                                        (61.6)
                                                   ---------
      Total comprehensive income                        98.5
                                                   ---------
   Capital investment from Deere & Company             700.0           700.0
-----------------------------------------------------------------------------------------------------------------
Balance October 31, 2001                           $ 1,906.6        $  812.8    $   1,163.3        $ (69.5)
=================================================================================================================

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

Corporate Organization
----------------------

         John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, the United Kingdom and the United States.

         Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

         Deere & Company has a minority ownership interest in certain John Deere construction and forestry equipment dealers. Wholesale receivables associated with these dealers have been classified on the financial statements as "Notes receivable - unconsolidated affiliates".

         The risk of credit losses applicable to John Deere retail notes and leases, net of recovery from withholdings from John Deere dealers, is borne by the Company. John Deere is also reimbursed by the Company for staff support and other administrative services at estimated cost, and for credit lines provided by John Deere based on utilization of the lines.

         In 2001, the Company discontinued offering wholesale receivable financing for recreational vehicle dealer inventory. The Company will continue to administer and service the portfolio until it is fully liquidated. Acquisition volumes for this product totaled $13 million and $361 million for fiscal 2001 and 2000, respectively, and the wholesale receivables outstanding were $20 million and $141 million at October 31, 2001 and 2000, respectively. During 2001, the Company also discontinued offering wholesale receivable financing for yacht dealer inventories. Acquisition volumes for this product totaled $37 million for the first six months of 2001. The Company sold this portfolio during the second quarter of 2001.

         In 2001, the Company discontinued the financing of new recreational product retail notes. The Company will continue to administer and service the portfolio until it is fully liquidated. Acquisition volumes for this product totaled $578 million and $338 million for fiscal 2001 and 2000, respectively, and the notes outstanding were $110 million and $138 million at October 31, 2001 and 2000, respectively.

         In 2001, the Company purchased $2.2 billion of wholesale receivables (trade receivables) from John Deere. In the future, it is expected that a significant portion of newly originated trade receivables will be purchased from John Deere on an ongoing basis. John Deere will compensate the Company for the carrying costs.

         In 2001, John Deere Bank S.A. (JDB), a wholly-owned subsidiary of the Capital Corporation, purchased the portfolio held by John Deere Credit - Germany, which had been one of the Company's joint ventures accounted for under the equity method. Future equipment financing in Germany will be offered through JDB. The purchase of this portfolio added approximately $176 million to the Company's Receivables and Leases held at the acquisition date.

         In 2001, the Company formed iVesta Financial Solutions LLC (iVesta), a joint venture in which the Company owns 75% of the common stock, with an unaffiliated entity. iVesta will seek to develop and manage a new service, named Isis, designed to enable agricultural customers to execute secure financial transactions with companies selling goods or services in an e-business environment. Agricultural customers are expected to be able to use the service to select from a choice of Isis network lenders when purchasing a product or seeking financing and to be able to complete entire loan transactions online. Due to the Company having the ability to significantly influence, but not control iVesta, the investment in iVesta is accounted for on the equity basis.

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

         The functional currencies for most of the Company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated to U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder's equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

Accounting Pronouncements
-------------------------

         In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or in net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $4 million recorded in "Unrealized Loss on Derivatives" (other comprehensive income) and a loss of $.1 million recorded in income. Additional information is presented in Note 15.

         In the second quarter of 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure as presented in Note 4. The Statement was effective for sales of receivables after March 31, 2001. The effects of the adoption of this Standard on the Company's financial position and net income were not material.

         In June 2001, the FASB issued Statement No. 141, Business Combinations, which requires the purchase method of accounting for business combinations and eliminates the pooling method effective June 30, 2001. Additionally, in June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill related to acquisitions after June 30, 2001 not to be amortized and written down only for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company must adopt Statement No. 142 by the first quarter of fiscal 2003. In 2001, the Company did not have any goodwill or goodwill amortization. In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Finally, in 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. These Statements are not expected to have a material effect on the Company's financial position or net income.

Reclassifications
-----------------

     Certain amounts for prior years have been reclassified to conform to 2001 financial statement presentations.

Note 2. Receivables and Leases
------  ----------------------

Retail Notes Receivable
-----------------------

     The Company provides and administers financing for retail purchases of new and used equipment manufactured by John Deere's agricultural, construction and forestry, and commercial and consumer equipment divisions. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by the Company through John Deere equipment retail dealers. The Company also purchases and finances certain agricultural, construction and forestry, and commercial and consumer retail notes unrelated to John Deere.

     Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

                                                                    2001             2000
                                                              -------------------------------
           Agricultural equipment - new                          $ 2,439.1        $ 1,794.3
           Agricultural equipment - used                           1,725.5          1,809.6
           Construction and forestry equipment - new               1,288.9          1,016.6
           Construction and forestry equipment - used                167.8            152.1
           Commercial and consumer equipment - new                   683.9            511.9
           Commercial and consumer equipment - used                   38.4             35.1
           Recreational products                                     176.0            219.6
          -----------------------------------------------------------------------------------
                  Total                                            6,519.6          5,539.2
          -----------------------------------------------------------------------------------
           Unearned finance income:
               Equipment                                            (830.0)          (871.5)
               Recreational products                                 (64.3)           (80.0)
          -----------------------------------------------------------------------------------
                  Total                                             (894.3)          (951.5)
          -----------------------------------------------------------------------------------
                  Retail notes receivable                        $ 5,625.3        $ 4,587.7
          ===================================================================================

     Retail notes acquired by the Company during the year ended October 31, 2001 had an estimated average original term (based on dollar amounts) of 72 months. During 2000 and 1999, the estimated average original term was 64 and 65 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2001, 2000 and 1999 was 28, 27 and 26 months, respectively.

Retail note installments at October 31 are scheduled as follows (in millions of dollars):

                                                  2001           2000
                                           -------------------------------
                  Due in:
                    0-12 months                $ 1,969.2      $ 1,595.9
                    13-24 months                 1,700.0        1,354.0
                    25-36 months                 1,317.2        1,085.9
                    37-48 months                   873.8          769.8
                    49-60 months                   461.1          479.9
                    Over 60 months                 198.3          253.7
               -----------------------------------------------------------
                      Total                    $ 6,519.6      $ 5,539.2
               ===========================================================

     Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

                                                                Down           Contract
                                                               Payment          Terms
                                                            --------------------------------
          Agricultural equipment (new and used):
             Seasonal payments                                   30%       4-8 crop years
             Monthly payments                                    20%         48-96 months
          Construction and forestry equipment:
             New                                                 20%         48-60 months
             Used                                                20%            36 months
          Commercial and consumer equipment (new and used):
             Seasonal payments                                   10%            3-6 years
             Monthly payments                                    10%         36-72 months
          Recreational products:
             New                                                 10%           180 months
             Used                                                10%           144 months

     During 2001, 2000 and 1999, the Company received proceeds of $1,531 million, $978 million and $2,281 million, respectively, from the sale of Receivables and Leases (including securitized sales). The Company acts as agent for the buyers in collection and administration for a majority of the Receivables and Leases it has sold. All Receivables and Leases sold are collateralized by security agreements on the related equipment sold to the customers. The Company's estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2001, 2000 and 1999 was $166 million, $168 million and $161 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At October 31, 2001 and 2000, the maximum exposure under these agreements was approximately $9 million and $6 million, respectively. At October 31, 2001, 2000 and 1999, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $1,442 million, $1,959 million and $2,393 million, respectively.

     Finance income is recognized over the lives of the retail notes on the effective-yield basis. During 2001, the average effective yield on retail notes held by the Company was approximately 9.7 percent, compared with 10.2 percent in 2000 and 9.5 percent in 1999. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the notes on the effective-yield basis.

     A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 32 percent in 2001, 30 percent in 2000 and 29 percent in 1999.

     A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer's withholding account in excess of a specified percent (generally 3 percent, 2 percent for select dealers) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company's allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

     The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable
------------------------------------

     Revolving charge account income is generated primarily by three revolving credit products: Farm Plan(TM), PowerPlan(R) and the John Deere Credit Revolving Plan. Farm Plan(TM) is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan(TM) as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan(TM) income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan(R) is primarily used by construction companies to finance day-to-day operating expenses, such as parts and services. Merchants offer PowerPlan(R) as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan(R) income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2001 totaled $814 million, compared with $688 million at October 31, 2000. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans
---------------

     Operating loan income is generated primarily by operating loans which are offered through several leading farm input providers to finance the acquisition of seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $501 million at October 31, 2001 compared with $422 million at October 31, 2000.

Financing Leases and Equipment on Operating Leases
--------------------------------------------------

     The Company leases agricultural, construction and forestry, commercial and consumer and certain other equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term on the effective-yield method. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. Residual values are continually reviewed to determine that estimated amounts are appropriate. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

                                                            2001        2000
                                                        -----------------------
                Agricultural equipment                    $ 155.3     $ 138.7
                Construction and forestry equipment         240.7       246.9
                Commercial and consumer equipment            95.1        85.8
                Other equipment                              22.7        18.4
               ----------------------------------------------------------------
                  Total                                     513.8       489.8
                Estimated residual values                    57.5        54.6
                Unearned finance income                     (91.8)      (88.0)
               ----------------------------------------------------------------
                  Financing leases receivable             $ 479.5     $ 456.4
               ================================================================

     Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

                                                     2001         2000
                                               ---------------------------
                       Due in:
                         0-12 months               $ 168.2      $ 172.0
                         13-24 months                143.0        134.4
                         25-36 months                 97.9         90.8
                         37-48 months                 60.2         52.5
                         Over 48 months               44.5         40.1
                     -----------------------------------------------------
                           Total                   $ 513.8      $ 489.8
                     =====================================================

     The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

                                                                   2001           2000
                                                             ------------------------------
                Agricultural equipment                           $1,211.9       $1,230.6
                Construction and forestry equipment                 544.1          512.9
                Commercial and consumer equipment                   147.8          122.1
                Other equipment                                      45.3           37.3
               ----------------------------------------------------------------------------
                   Total                                          1,949.1        1,902.9
                Accumulated depreciation                           (464.3)        (385.8)
               ----------------------------------------------------------------------------
                   Equipment on operating leases - net           $1,484.8       $1,517.1
               ============================================================================

     Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

                                          2001        2000
                                     --------------------------
                 Due in:
                   0-12 months          $ 280.2     $ 279.0
                   13-24 months           187.0       191.9
                   25-36 months            92.8        91.3
                   37-48 months            33.8        41.4
                   Over 48 months          13.8        17.8
               ------------------------------------------------
                    Total               $ 607.6     $ 621.4
               ================================================

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

Wholesale Receivables
---------------------

     The Company also finances wholesale inventories of John Deere engines, John Deere agricultural equipment, John Deere commercial and consumer equipment, and John Deere construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a prevailing bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. Generally, the maximum maturity for wholesale notes that are included in wholesale receivables is 12 months. Additional information is presented in Note 1 to the Consolidated Financial Statements.

     In October 2001, the Company purchased $2.2 billion of wholesale receivables (trade receivables) from John Deere. In the future, it is expected that a significant portion of newly originated trade receivables will be purchased from John Deere on an ongoing basis. John Deere will compensate the Company for the carrying costs.

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

Concentration of Credit Risk
----------------------------

     Receivables and Leases have significant concentrations of credit risk in the agricultural, construction and forestry, commercial and consumer, and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables and Leases other than certain revolving charge accounts.

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

     An analysis of the allowance for credit losses on total Receivables and Leases follows (in millions of dollars):

                                                                               2001       2000       1999
                                                                           ----------------------------------
Balance, beginning of the year                                                $ 93.3     $ 83.6     $ 81.3
Provision charged to operations                                                 74.5       52.6       62.3
Amounts written off                                                            (58.0)     (36.2)     (40.2)
Transfers primarily related to receivable and lease sales and purchases          0.6       (6.7)     (19.8)
-------------------------------------------------------------------------------------------------------------
Balance, end of the year                                                      $110.4     $ 93.3     $ 83.6
=============================================================================================================

     The allowance for credit losses represented 0.9 percent, 1.1 percent and
1.2 percent of Receivables and Leases financed at October 31, 2001, 2000 and 1999, respectively. In addition, the Company had $134 million, $133 million and $123 million at October 31, 2001, 2000 and 1999, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies
-------------

     Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 150 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 180 days for a Farm Plan(TM) or PowerPlan(R) account and 150 days for a John Deere Credit Revolving Plan account. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. When a wholesale receivable becomes 60 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with non-John Deere manufacturers for new inventories held by dealers.

     Total Receivable and Lease amounts 60 days or more past due, by product and as a percentage of total balances held were as follows (dollars in millions):

                                                     October 31,           October 31,           October 31,
                                                        2001                  2000                   1999
                                                -------------------------------------------------------------------
                                                 Dollars    Percent    Dollars    Percent     Dollars   Percent
                                                -------------------------------------------------------------------
   Retail notes:
     Agricultural equipment                         $ 13.3       .37%     $  8.9       .30%     $ 11.7       .45%
     Construction and forestry equipment               4.9       .38         4.5       .45         2.1       .34
     Commercial and consumer equipment                 1.4       .23         0.9       .19         0.8       .23
     Recreational products                             0.3       .27         0.1       .07         0.1       .06
                                                ----------             ---------             ---------
       Total retail notes                             19.9       .35        14.4       .31        14.7       .40
   Revolving charge accounts                           9.5      1.17         9.3      1.35         8.5      1.33
   Operating loans                                     0.1       .02         0.7       .17         0.4       .15
   Wholesale receivables                               9.9       .33         3.0       .32         1.1       .11
   Leases                                              7.7       .39         5.5       .28         5.2       .31
                                                ----------             ---------             ---------
       Total Receivables and Leases                 $ 47.1       .40      $ 32.9       .38      $ 29.9       .41
                                                ==========             =========             =========

Write-offs
----------

     Total Receivable and Lease write-off amounts, by product and as a percentage of average balances held during the year were as follows (dollars in millions):

                                                          2001                  2000                  1999
                                                -------------------------------------------------------------------
                                                   Dollars    Percent    Dollars    Percent    Dollars     Percent
                                                -------------------------------------------------------------------
   Retail notes:
     Agricultural equipment                         $  7.6       .28%     $  5.4       .20%     $ 13.9       .47%
     Construction and forestry equipment              16.3      2.11         6.5       .85         4.6       .76
     Commercial and consumer equipment                 0.3       .08         0.3       .08         0.1       .01
     Recreational products                             2.4      1.69         2.9      2.03         3.5       .96
                                                ----------             ---------             ---------
       Total retail notes                             26.6       .66        15.1       .38        22.1       .52
   Revolving charge accounts                          14.5      1.81         8.2      1.14        10.0      1.61
   Operating loans                                     0.9       .28         1.4       .66         0.6       .48
   Wholesale receivables                               7.4       .71         3.5       .34         1.9       .22
   Leases                                              8.6       .47         8.0       .44         5.6       .43
                                                ----------             ---------             ---------
       Total Receivables and Leases                 $ 58.0       .74      $ 36.2       .46      $ 40.2       .56
                                                ==========             =========             =========

Note 4.  Retail Note Securitizations
------------------------------------

     The Company periodically sells receivables in securitizations of retail notes. It retains interest-only strips, servicing rights, and in some cases cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management's key assumptions as discussed below. The Company receives annual servicing fees approximating 1 percent of the outstanding balance, and rights to future cash flows. The Company's maximum exposure under recourse provisions related to securitizations was $166 and $168 million at October 31, 2001 and 2000, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company's retained interests, which are included in the recourse provisions, are subordinate to investor's interests and their values are subject to certain key assumptions as shown below.

     The Company recognized a pretax gain of $7 million on retail notes securitized during 2001. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of .29 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

     Cash flows received from and paid to securitization trusts in millions of dollars were as follows:

        ------------------------------------------------------------------------
                                                                        2001
        ------------------------------------------------------------------------
        Proceeds from new securitizations                              $  800
        Servicing fees received                                            19
        Other cash flows received                                          49
        ------------------------------------------------------------------------

     The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

        ------------------------------------------------------------------------
                                                                        2001
        ------------------------------------------------------------------------
        Retail Note Securitizations

        Carrying amount/fair value of retained interests               $   89
        Weighted-average life (in months)                                  13
        Prepayment speed assumption (annual rate)                          19%
           Impact on fair value of 10% adverse change                  $  (.2)
           Impact on fair value of 20% adverse change                  $  (.4)
        Expected credit losses (annual rate)                              .35%
           Impact on fair value of 10% adverse change                  $  (.5)
           Impact on fair value of 20% adverse change                  $  (.9)
        Residual cash flows discount rate (annual)                         13%
           Impact on fair value of 10% adverse change                  $ (2.1)
           Impact on fair value of 20% adverse change                  $ (4.2)
        ------------------------------------------------------------------------

     These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas, changes in one factor may result in changes in another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

     Principal balances of managed and securitized retail notes, past due amounts and credit losses, net of recoveries, as of and for the year ended October 31, 2001 in millions of dollars follow:

        ------------------------------------------------------------------------
                                     Principal   Principal 60 Days   Net Credit
                                    Outstanding   or More Past Due     Losses
        ------------------------------------------------------------------------
        Owned                        $   5,400        $ 19            $    26
        Securitized                      1,300          12                  9
        ------------------------------------------------------------------------
        Managed                      $   6,700        $ 31            $    35
        ========================================================================

     The amount of actual and projected future credit losses (expected static pool losses) for securitizations during 2001 was .60 percent of the amount of retail notes sold.

     In November 2001, the Company securitized and sold approximately $930 million of retail notes, which were included in total Receivables and Leases at year end. The Company recognized a pretax gain on the sale of $23 million in the first quarter of 2002.

Note 5.  Short-Term Borrowings
------   ---------------------

     On October 31, 2001, short-term borrowings were $6,524 million, $2,359 million of which was commercial paper. Short-term borrowings were $4,743 million on October 31, 2000, $2,474 million of which was commercial paper. The Capital Corporation's short-term debt also includes amounts borrowed from John Deere, which totaled $1,612 million and $495 million at October 31, 2001 and 2000, respectively. The Capital Corporation pays a market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted-average interest rate on total short-term borrowings at October 31, 2001 and 2000, excluding current maturities of long-term borrowings, was 3.0 percent and 6.5 percent, respectively.

     At October 31, 2001, the Company and Deere & Company jointly maintained $4,280 million of unsecured lines of credit with various banks in North America and overseas, $1,018 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Company and John Deere, were considered to constitute utilization. These agreements include a $2,113 million long-term commitment of the banks expiring on February 20, 2006. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 5.0 to 1 at October 31, 2001, compared to 5.7 to 1 at October 31, 2000. An annual facility fee on the credit agreement is charged to the Capital Corporation based on utilization.

         Deere & Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For purposes of these calculations, "earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting principles and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases. The Company's ratio of earnings before fixed charges to fixed charges was 1.53 to 1, 1.48 to 1 and 1.64 to 1 in 2001, 2000 and 1999,
respectively. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and to continue to own at least 51 percent of Capital Corporation's voting capital stock. This arrangement is not intended to make Deere & Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries.

Note 6.  Long-Term Borrowings
------   --------------------

  Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

                                                                                          2001              2000
                                                                                   -------------------------------
  Senior Debt:
       Medium-term notes due 2003-2007:
         ($2,555 principal) Average interest rate of 4.6% as of year end
         2001 and 7.1% as of year end 2000                                               $ 2,573*          $ 1,775
       7% Notes due 2002:
         Swapped to variable interest rate of 7.1% as of year end 2000                                         300
       Floating Rate Notes due 2003
         Interest rate of 2.7% as of year end 2001                                           200
       5.125% Notes due 2006:
         ($600 principal) Swapped to variable interest rate of 3.0% as of
         year end 2001                                                                       601*
       6% Notes due 2009:
         ($300 principal) Swapped to variable interest rate of 3.8% as of
         year end 2001 and 6.9% as of year end 2000                                          316*              300
       Other Notes                                                                            21                63
------------------------------------------------------------------------------------------------------------------
             Total senior debt                                                             3,711             2,438
             Unamortized debt discount                                                        (2)               (1)
------------------------------------------------------------------------------------------------------------------
             Net senior debt                                                               3,709             2,437
------------------------------------------------------------------------------------------------------------------
Subordinated Debt:
      8-5/8% Subordinated Debentures due 2019                                                150               150
------------------------------------------------------------------------------------------------------------------
              Total subordinated debt                                                        150               150
------------------------------------------------------------------------------------------------------------------
              Total                                                                      $ 3,859           $ 2,587
==================================================================================================================

* These carrying values include fair value adjustments related to interest rate swaps designated as fair value hedges under FASB Statement No. 133 adopted in 2001.

         The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 2002 - $2,529, 2003 - $1,728, 2004 - $756, 2005 - $0 and 2006 -
$825.


Note 7.  Leases
------   ------

         Total rental expense for operating leases was $6 million, $6 million and $5 million for the years 2001, 2000 and 1999, respectively. At October 31, 2001, future minimum lease payments under operating leases amounted to $54 million as follows: 2002 - $7, 2003 - $4, 2004 - $3, 2005 - $3, 2006 - $3 and
later years $34.


Note 8.  Common Stock
------   ------------

         All of the Capital Corporation's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2001 or 2000. At October 31, 2001, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock. In addition, in 2001, Deere & Company increased its investment in John Deere Credit Company by $700 million. In turn, John Deere Credit Company increased its investment in Capital Corporation by $700 million.

Note 9.  Dividends
------   ---------

         The Capital Corporation did not declare or pay cash dividends to John Deere Credit Company in 2001. This compares to $20 million in dividends declared and paid to John Deere Credit Company in 2000. In 2000, John Deere Credit Company paid a comparable dividend to Deere & Company.

Note 10. Pension and Other Retirement Benefits
-------  -------------------------------------

         The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.3 million in 2001, $2.5 million in 2000 and $2.0 million in 1999. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $1.4 million in 2001, $1.3 million in 2000 and $1.5 million in 1999. Further disclosure for these plans is included in the notes to the Deere & Company 2001 Annual Report on Form 10-K.

Note 11. Income Taxes
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

Deferred Income Taxes
---------------------

         Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

                                                                     2001                          2000
                                                           -------------------------     -------------------------
                                                            Deferred     Deferred          Deferred    Deferred
                                                              Tax          Tax               Tax         Tax
                                                             Assets     Liabilities         Assets    Liabilities
                                                           -------------------------     -------------------------
  Deferred lease income                                                   $ 142.7                       $ 100.9
  Deferred retail note finance income                                         7.5                           5.4
  Allowance for credit losses                                $ 41.6                         $ 39.0
  Accrual for retirement and other benefits                     6.8                            4.5
  Securitization income                                        16.0                            9.1
  Unrealized gain/loss on derivatives                          31.8
  Net operating loss carry forward                              1.8
  Miscellaneous accruals and other                                            1.1              0.7
  ----------------------------------------------------------------------------------     -------------------------
       Total                                                 $ 98.0       $ 151.3           $ 53.3      $ 106.3
  ==================================================================================     =========================

The provision for income taxes consisted of the following (in millions of dollars):

                                                             2001        2000         1999
                                                        -----------------------------------
               Current                                      $ 52.5      $ 59.0       $ 44.0
               Deferred                                       32.1        17.6         38.1
               ----------------------------------------------------------------------------
                       Total provision for income taxes     $ 84.6      $ 76.6       $ 82.1
               ============================================================================

Effective Income Tax Provision
------------------------------

         A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

                                                                   2001       2000        1999
                                                                -------------------------------
               United States federal income tax provision
                   at a statutory rate of 35 percent              $ 86.0     $ 75.8      $ 82.5
               Municipal lease income not taxable                   (1.7)      (1.7)       (1.5)
               Taxes on foreign activities                           (.5)        .4         (.4)
               Other adjustments - net                               0.8        2.1         1.5
               --------------------------------------------------------------------------------
                       Total provision for income taxes           $ 84.6     $ 76.6      $ 82.1
               ================================================================================

               ================================================================================

Note 12.  Cash Flow Information
-------   ---------------------

         For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term investments mature within three months or less.

         Cash payments by the Company for interest incurred on borrowings in 2001, 2000 and 1999 were $462 million, $428 million and $381 million, respectively. Cash payments for income taxes during these same periods were $50 million, $55 million and $47 million, respectively.

Note 13.  Legal Proceedings
-------   -----------------

         The Company is subject to various unresolved legal actions that arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

Note 14. Comprehensive Income Items
-----------------------------------

     Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the twelve months ended October 31, 2001, 2000 and 1999 consisted of the following (in millions of dollars):

  ---------------------------------------------------------------------------------------------------------------
                                                             Before Tax             Tax              After Tax
                                                               Amount            (Expense)             Amount
                                                                                   Credit
  ---------------------------------------------------------------------------------------------------------------
   2001
   ----
   Change in cumulative translation adjustment                $    2.3                               $    2.3
   Unrealized loss on derivatives:
       Hedging loss                                             (130.3)              44.5               (85.8)
       Reclassification of realized net loss to net income        36.9              (12.7)               24.2
  ---------------------------------------------------------------------------------------------------------------
   Net unrealized loss on derivatives                            (93.4)              31.8               (61.6)
  ---------------------------------------------------------------------------------------------------------------
   Total other comprehensive loss                             $  (91.1)          $   31.8            $  (59.3)
  ===============================================================================================================

  ---------------------------------------------------------------------------------------------------------------
                                                             Before Tax             Tax              After Tax
                                                               Amount            (Expense)             Amount
                                                                                   Credit
  ---------------------------------------------------------------------------------------------------------------
   2000
   ----
   Change in cumulative translation adjustment and total      $  (10.4)                              $  (10.4)
   other comprehensive loss
  ===============================================================================================================

  ---------------------------------------------------------------------------------------------------------------
                                                             Before Tax             Tax              After Tax
                                                               Amount            (Expense)             Amount
                                                                                   Credit
  ---------------------------------------------------------------------------------------------------------------
   1999
   ----
   Change in cumulative translation adjustment and total      $    1.0                               $    1.0
   other comprehensive income
  ===============================================================================================================


Note 15.  Financial Instruments
-------   ---------------------

     The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

                                                                     2001                            2000
                                                          ----------------------------    ---------------------------
                                                            Carrying         Fair          Carrying        Fair
                                                              Value         Value            Value         Value

                                                          ----------------------------    ---------------------------
 Receivables financed                                       $ 10,305       $ 10,326         $  6,998     $  6,991
======================================================================================    ===========================

  Long-term borrowings                                      $  3,859       $  3,858         $  2,587     $  2,574
======================================================================================    ===========================

Fair Value Estimates
--------------------

     Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

     Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the Company have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges under FASB Statement No. 133, which was adopted in 2001. See Notes 1 and 6.

Derivatives
-----------

     It is the Company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of funding sources to the Receivable and Lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

Interest Rate Swaps
-------------------

     The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded.

     Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments become due and the swaps approach maturity. The amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2001 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $38 million after-tax. These swaps mature in up to 57 months.

     Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings. See Note 6.

     Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material in 2001. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

Foreign Exchange Forward Contracts
----------------------------------

     The Company has entered into foreign exchange forward contracts and purchased options in order to manage the currency exposure of certain receivables and liabilities. These derivatives were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

Note 16.  Geographic Area Information
-------   ---------------------------

     Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is income before income taxes, attributed to the United States and foreign countries for the years ended October 31, 2001, 2000, and 1999 are shown below (in millions of dollars):


                                       2001           2000            1999
                                   -------------- -------------- ---------------

         Revenues:

           United States                                                              $ 1,152         $1,047           $ 919
           Foreign countries                                                               64             59              40
         --------------------------------------------------------------------------------------------------------------------
             Total                                                                    $ 1,216         $1,106           $ 959
         ====================================================================================================================

         Operating profit:

           United States                                                              $   242         $  215           $ 233
           Foreign countries                                                                4              2               3
         --------------------------------------------------------------------------------------------------------------------
             Total                                                                    $   246         $  217           $ 236
         ====================================================================================================================


Supplemental Information (Unaudited)
------------------------------------

Quarterly Information
---------------------

         Supplemental quarterly information for the Company follows (in millions of dollars):

                                                      First       Second      Third        Fourth     Fiscal Year
                                                     Quarter      Quarter     Quarter      Quarter
                                                   ----------------------------------------------------------------
2001:

  Revenues                                               $303.5      $303.0     $303.0       $306.2    $ 1,215.7
  Interest expense                                        123.4       119.8      113.5         96.7        453.4
  Operating expenses                                      113.9       125.1      132.5        145.1        516.6
  Provision for income taxes                               22.2        21.2       20.0         21.2         84.6
  Equity in income (loss) of unconsolidated
        Affiliates                                           .5        (1.5)      (1.0)        (1.3)        (3.3)
------------------------------------------------------------------------------------------------------------------
  Net income                                             $ 44.5      $ 35.4     $ 36.0       $ 41.9    $   157.8
==================================================================================================================

2000:

  Revenues                                               $251.1      $261.3     $292.5       $301.0    $ 1,105.9
  Interest expense                                         99.1       103.4      116.7        121.0        440.2
  Operating expenses                                       96.8       108.5      113.7        129.9        448.9
  Provision for income taxes                               19.1        17.1       21.8         18.6         76.6
  Equity in income of unconsolidated
        Affiliates                                          0.1         0.1        0.2          0.2          0.6
------------------------------------------------------------------------------------------------------------------
  Net income                                             $ 36.2      $ 32.4     $ 40.5       $ 31.7    $   140.8
==================================================================================================================


Dividend
--------

         On December 7, 2001, the Capital Corporation declared a $140 million dividend, to be paid to John Deere Credit Company on December 12, 2001. John Deere Credit Company, in turn, declared a $140 million dividend to Deere & Company, also payable on December 12, 2001.

Financial Instrument Risk Information
-------------------------------------

Sensitivity Analysis

         The following table includes sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. These instruments are held for other than trading purposes. Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of earnings to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates.

The gains or losses in the following table represent the changes in the financial instruments fair values which would be caused by instantaneously increasing the interest rates by 10 percent of the current market rates at October 31, 2001. The gains or losses in fair values would have been as follows in millions of dollars:

                                                               Fair Value             Fair Value
                                                             Gains (Losses)         Gains (Losses)
                                                            October 31, 2001       October 31, 2000
                                                         -------------------------------------------
Financing receivables                                            $ (42)                  $ (43)
Interest rate swaps related to short-term borrowings                 9                       8
Long-term borrowings and related swaps                              24                      28
Interest rate and foreign currency swaps                           (20)                    (11)
                                                         -------------------------------------------
    Total                                                        $ (29)                  $ (18)
                                                         ===========================================


Tabular Information
-------------------

The following foreign exchange forward contracts were held by the Company related to certain currency exposures. All contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars at October 31, 2001 were as follows:

-----------------------------------------------------------------------------------------------------
                                                     Average         Notional          Fair Value
                                                   Contractual        Amount         Gains (Losses)
                                                      Rate*
-----------------------------------------------------------------------------------------------------
Buy US$ / Sell Australian dollars                      1.9947          $230                $ (0.6)
Buy US$ / Sell Euro                                    1.1010           154                  (0.8)
Other                                                                    41                  (0.2)
                                                                  ---------------    ----------------
  Total                                                                $425                $ (1.6)
                                                                  ===============    ================

*Currency per United States dollar (US$)
--------------------------------------------------------------------------------

    The Company held certain financial instruments in currencies other than the functional currencies. These significant carrying values, in millions of dollars at October 31, 2001 by maturity dates and average interest rates were as follows:

-----------------------------------------------------------------------------------------------------------------
                                               Expected Maturity Date
                                           ----------------------------------------------------------------------

                                                                                                          Fair
    Functional Currency (FC)                  2002       2003      2004      2005      2006     Total    Values
-----------------------------------------------------------------------------------------------------------------
    Euro (FC)
    --------
    Short-term borrowings (US$)            $   99                                               $  99       *
      Average interest rates                  3.3%

    Australian Dollar (FC)
    ---------------------
    Short-term borrowings (US$)            $  295                                               $ 295       *
      Average interest rates                  2.6%

    *These fair values were approximately equal to the values in the total column.
-----------------------------------------------------------------------------------------------------------------

                                Index to Exhibits
                                -----------------


  2.    Not applicable.

  3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*).

  3.2 Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*).

  4.1 Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

  4.2 364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

  4.3 Senior Indenture dated as of March 15, 1997 between the registrant and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*).

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

  10.6 Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables. (Exhibit 10-19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission file number 1-4121*)

  10.7 Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables. (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission file number 1-4121*)

  11.   Not applicable.

  12. Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 2001.

  13.   Not applicable.

  16.   Not applicable.

  18.   Not applicable.

  21.   Omitted pursuant to instruction I(2).

  22.   Not applicable.

  23.   Consent of Deloitte & Touche LLP.

  24.   Not applicable.

  99. Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2001 (Securities and Exchange Commission file number 1-4121*).


  ----------------------
  * Incorporated by reference. Copies of these exhibits are available from the Company upon request.