Form 10-Q
period 2002-01-31
DEERE JOHN CAPITAL CORP
filed 2002-03-12
CIK 27673

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

                        --------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x        No
     -------       -------

         At January 31, 2002, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

         The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

================================================================================

                               Page 1 of 16 Pages
                           Index to Exhibits: Page 15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                 John Deere Capital Corporation and Subsidiaries
             Statements of Consolidated Income and Retained Earnings
                                   (Unaudited)
                                  (in millions)

                                                                  Three Months Ended
                                                                     January 31,

                                                      --------------------- -------------------
                                                             2002                    2001
                                                      -------------------- --------------------
Revenues
   Finance income earned on retail notes                $    102.7              $    113.6
   Lease revenues                                            110.1                   106.7
   Finance income earned on wholesale receivables             50.6                    23.4
   Revolving charge account income                            29.3                    27.5
   Operating loan income                                       6.4                     8.7
   Securitization and servicing fee income                     9.6                     8.1
   Net gain on receivables and leases sold                    29.8                     9.6
   Interest income from short-term investments                 2.8                      .9
   Other income                                                7.6                     5.0
-----------------------------------------------------------------------------------------------
         Total revenues                                      348.9                   303.5
-----------------------------------------------------------------------------------------------
Expenses

   Interest expense                                           97.6                   123.4
   Operating expenses:
      Administrative and operating expenses                   46.4                    39.8
      Provision for credit losses                             20.3                     7.6
      Fees paid to John Deere                                  5.4                     3.8
      Depreciation of equipment on operating leases           67.2                    62.7
-----------------------------------------------------------------------------------------------
         Total operating expenses                            139.3                   113.9
-----------------------------------------------------------------------------------------------
         Total expenses                                      236.9                   237.3
-----------------------------------------------------------------------------------------------
Income of consolidated group before income taxes             112.0                    66.2
Provision for income taxes                                    39.2                    22.2
-----------------------------------------------------------------------------------------------
Income of consolidated group                                  72.8                    44.0
Equity in income (loss) of unconsolidated affiliates          (0.9)                     .5
-----------------------------------------------------------------------------------------------
Net income                                                    71.9                    44.5
Cash dividends declared                                     (140.0)
Retained earnings at beginning of period                   1,163.3                 1,005.5
-----------------------------------------------------------------------------------------------
Retained earnings at end of period                      $  1,095.2              $  1,050.0
===============================================================================================








                   See Notes to Interim Financial Statements.

                 John Deere Capital Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                                  (in millions)

                                                                       January 31,    October 31,     January 31,
                                                                          2002            2001           2001
                                                                      ---------------------------------------------
Assets
  Cash and cash equivalents                                            $    425.1        $    502.2      $    154.8
  Receivables and leases:
     Retail notes                                                         4,323.2           5,625.3         4,176.1
     Revolving charge accounts                                              678.7             814.3           573.0
     Operating loans                                                        472.8             501.2           384.5
     Wholesale receivables                                                2,757.0           2,995.5           847.5
     Financing leases                                                       465.3             479.5           449.3
-------------------------------------------------------------------------------------------------------------------
       Total receivables                                                  8,697.0          10,415.8         6,430.4
     Equipment on operating leases - net                                  1,382.3           1,484.8         1,482.9
-------------------------------------------------------------------------------------------------------------------
       Total receivables and leases                                      10,079.3          11,900.6         7,913.3
     Allowance for credit losses                                           (101.1)           (110.4)          (87.7)
-------------------------------------------------------------------------------------------------------------------
       Total receivables and leases - net                                 9,978.2          11,790.2         7,825.6
-------------------------------------------------------------------------------------------------------------------
  Notes receivable - unconsolidated affiliates                              297.2             313.9           141.9
  Notes receivable - John Deere                                             320.2                             259.0
  Other receivables                                                         140.5              77.7           111.1
  Investment in unconsolidated affiliates                                     5.3               5.9             4.0
  Other assets                                                              206.4             236.6           136.5
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 11,372.9        $ 12,926.5      $  8,632.9
===================================================================================================================

Liabilities and Stockholder's Equity
   Short-term borrowings:
     Commercial paper                                                  $  2,430.9        $  2,358.5      $  1,486.2
     Extendible commercial notes and other notes payable                     27.6              23.9            13.7
     John Deere                                                                             1,612.4
     Current maturities of long-term borrowings                           2,693.0           2,528.7         1,963.9
-------------------------------------------------------------------------------------------------------------------
       Total short-term borrowings                                        5,151.5           6,523.5         3,463.8
-------------------------------------------------------------------------------------------------------------------
  Accounts payable and accrued liabilities:

     Accrued interest on debt                                                54.2              44.4            82.2
     Other payables                                                         508.5             459.0           542.1
-------------------------------------------------------------------------------------------------------------------
       Total accounts payable and accrued liabilities                       562.7             503.4           624.3
-------------------------------------------------------------------------------------------------------------------
  Deposits withheld from dealers and merchants                              132.0             134.2           133.5
-------------------------------------------------------------------------------------------------------------------
  Long-term borrowings:

     Senior debt                                                          3,521.9           3,708.8         3,127.9
     Subordinated debt                                                      150.0             150.0           150.0
-------------------------------------------------------------------------------------------------------------------
       Total long-term borrowings                                         3,671.9           3,858.8         3,277.9
-------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                  9,518.1          11,019.9         7,499.5
-------------------------------------------------------------------------------------------------------------------
  Stockholder's equity:
     Common stock, without par value (issued and outstanding -
       2,500 shares owned by John Deere Credit Company)                     812.8             812.8           112.8
     Retained earnings                                                    1,095.2           1,163.3         1,050.0
     Accumulated other comprehensive income (loss)                          (53.2)            (69.5)          (29.4)
-------------------------------------------------------------------------------------------------------------------
       Total stockholder's equity                                         1,854.8           1,906.6         1,133.4
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                             $ 11,372.9        $ 12,926.5      $  8,632.9
===================================================================================================================

                   See Notes to Interim Financial Statements.

                 John Deere Capital Corporation and Subsidiaries
                      Statements of Consolidated Cash Flows
                                   (Unaudited)
                                  (in millions)

                                                                        Three Months Ended January 31,
                                                                    --------------------------------------
                                                                           2002               2001
                                                                    --------------------------------------
Cash Flows from Operating Activities:
   Net income                                                          $    71.9         $     44.5
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for credit losses                                            20.3                7.6
     Provision for depreciation and amortization                            68.6               63.7
     Undistributed earnings of unconsolidated affiliates                      .9                (.5)
     Other                                                                (115.2)               2.9
----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                            46.5              118.2
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Cost of receivables and leases acquired                              (3,226.4)          (1,873.1)
   Collections of receivables                                            3,087.4            1,499.7
   Change in notes receivable - unconsolidated affiliates                   16.7               (1.9)
   Proceeds from sales of receivables and leases                         1,702.8              973.9
   Acquisitions of businesses                                               (2.3)
   Other                                                                   234.0              123.5
----------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                        1,812.2              722.1
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Change in commercial paper                                               59.4             (987.9)
   Change in extendible commercial notes and other notes payable             3.4               10.0
   Change in receivable from/payable to John Deere                      (1,874.9)            (739.9)
   Proceeds from issuance of long-term borrowings                          691.3            1,400.0
   Principal payments on long-term borrowings                             (675.0)            (523.6)
   Dividends paid                                                         (140.0)
----------------------------------------------------------------------------------------------------------
        Net cash used for financing activities                          (1,935.8)            (841.4)
----------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash
----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (77.1)              (1.1)
Cash and cash equivalents at beginning of period                           502.2              155.9
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   425.1         $    154.8
==========================================================================================================

                   See Notes to Interim Financial Statements.

                 John Deere Capital Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                   (Unaudited)

(1) The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform with 2002 financial statement presentation.

     Based on the way the Company's operations are managed and evaluated by management, the Company is viewed as having one operating segment.

(2) The Company provides and administers financing for retail purchases of new and used equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances certain agricultural, commercial and consumer, and construction and forestry retail notes unrelated to John Deere. In addition, the Company leases equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans acquired from and offered through merchants or farm input providers in the agricultural, commercial and consumer, and construction and forestry markets as well as insured international export financing products (revolving charge accounts and operating loans). The Company also finances John Deere engines, John Deere agricultural, John Deere commercial and consumer, and John Deere construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers certain trade receivables from John Deere which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)  The Company's ratio of earnings before fixed charges to fixed charges was
     2.13 to 1 for the first quarter of 2002 compared with 1.53 to 1 for the first quarter of 2001. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4) Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

                                                                    Three Months Ended
                                                                        January 31,

                                                         ---------------------------------------
                                                                  2002               2001
                                                         ---------------------------------------
        Net income                                              $ 71.9                $ 44.5

        Other comprehensive income (loss), net of tax:
          Change in cumulative translation adjustment              (.3)                  3.4
          Unrealized gain (loss) on derivatives                   15.0                 (22.6)
          Unrealized gain (loss) on investments                    1.6

                                                         ---------------------------------------
        Comprehensive income                                    $ 88.2                $ 25.3
                                                         ---------------------------------------

(5) In October 2001, the Company purchased $2.2 billion of trade receivables from John Deere. During the first quarter of 2002, a significant portion of newly originated trade receivables were purchased from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. John Deere will compensate the Company for the carrying costs related to these interest-free periods.

(6) In February 2002, the Company securitized and sold approximately $680 million of retail notes, which were included in total Receivables and Leases at January 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

Results of Operations
---------------------

Net income was $71.9 million for the first quarter of 2002, compared with $44.5 million last year. As stated in Note 5 to the financial statements, beginning at the end of the last fiscal year, Deere Capital, Inc., a wholly-owned subsidiary of the Capital Corporation, began acquiring most of the United States dealer receivables from Deere & Company's equipment operations. The income earned on these receivables accounts for a majority of the increase in net income. Higher income from the sale of retail notes, improved financing spreads, and a larger average portfolio of other Receivables and Leases also contributed to the improvement. Partially offsetting these factors was an increase in the provision for credit losses and a $6 million after-tax loss related to the Argentine peso devaluation.

Revenues totaled $348.9 million for the first quarter of 2002, compared to $303.5 million for the same period a year ago. Revenues increased primarily due to a 32 percent increase in the average balance of Receivables and Leases financed during the first three months of the year. Finance income earned on retail notes totaled $102.7 million for the first three months of 2002, compared to $113.6 million for the same period in 2001. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues increased $3.4 million, to $110.1 million in the first three months of 2002, from $106.7 million in the first three months of 2001. Finance income earned on wholesale receivables increased $27.2 million, to $50.6 million for the first three months of 2002, from $23.4 million in the first three months of 2001. This increase was primarily the result of the Company purchasing trade receivables from John Deere, as disclosed in Note 5 above. Revolving charge account income was $29.3 million for the first three months of 2002, compared to $27.5 million during the same period last year. Operating loan income decreased $2.3 million to $6.4 million in the first three months of 2002, from $8.7 million in the first three months of 2001. This decrease was primarily due to declining interest rates earned on the average operating loan portfolio balance.

The net gain on Receivables and Leases sold totaled $29.8 million for the first three months of 2002, compared to $9.6 million for the same period a year ago. The increase was primarily due to sales of agricultural and construction and forestry retail notes (approximately $1,750 million total principal value) during the first quarter of 2002, compared to the sale of agricultural retail notes (approximately $800 million total principal value) during the first quarter of 2001. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $97.6 million for the first three months of 2002, compared to $123.4 million for the same period in 2001. This decrease was primarily due to lower average borrowing rates.

Administrative and operating expenses were $46.4 million in the first quarter of 2002, compared with $39.8 million for the same period in 2001. This increase is primarily due to the loss related to the Argentine peso devaluation and the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $67.2 million in the first quarter of 2002, compared to $62.7 million for the same period in 2001 as a result of lower residual values on newly originated operating leases and an increase in the depreciation of equipment on operating leases.

During the first quarter of 2002, the provision for credit losses totaled $20.3 million, compared with $7.6 million in the same period last year. This increase was primarily due to increased write-offs and a larger portfolio financed. The annualized provision for credit losses, as a percentage of the total average balance of Receivables and Leases financed, was .76 percent for the first quarter of 2002, compared with .36 percent for the same period last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

                                                    Three Months
                                                  Ended January 31,
                                              ------------------------
                                                  2002        2001     $ Change    % Change
                                              -------------------------------------------------
     Retail notes:
       Agricultural equipment                    $   883    $   615    $    268          44%
       Construction and forestry equipment           206        167          39          23
       Commercial and consumer equipment              62         43          19          44
       Recreational products                                     88         (88)       (100)
                                              ------------------------------------
         Total                                     1,151        913         238          26
     Revolving charge accounts                       404        354          50          14
     Operating loans                                 262        243          19           8
     Wholesale receivables                         1,309        239       1,070         448
     Financing leases                                 32         34          (2)         (6)
     Equipment on operating leases                    68         90         (22)        (24)
                                              ------------------------------------
         Total                                   $ 3,226    $ 1,873    $  1,353          72%
                                              ====================================

Wholesale receivable volumes increased $1,070 million in the first three months of 2002, when compared to the first three months of 2001, primarily as a result of the Company's purchase of trade receivables from John Deere beginning in October 2001, as described in Note 5. Retail note volumes increased $238 million for the same period primarily due to aggressive retail finance programs on discontinued models of equipment. This increase was partially offset by an $88 million decrease in recreational product retail note volumes in the first three months of 2002 when compared to the same period last year. Recreational product retail note volumes decreased due to the Company discontinuing offering financing for recreational vehicles and yachts.

Total Receivables and Leases held were as follows (in millions of dollars):

                                               January 31,   October 31,    January 31,
                                                  2002          2001           2001
                                                -------------------------------------
 Retail notes:
   Agricultural equipment                       $ 2,619        $ 3,610        $ 2,545
   Construction and forestry equipment            1,003          1,293          1,043
   Commercial and consumer equipment                599            611            463
   Recreational products                            102            111            125
                                               --------------------------------------
     Total                                        4,323          5,625          4,176
 Revolving charge accounts                          679            814            573
 Operating loans                                    473            501            385
 Wholesale receivables                            2,757          2,996            847
 Financing leases                                   465            480            449
 Equipment on operating leases                    1,382          1,485          1,483
                                                -------------------------------------
     Total                                      $10,079        $11,901        $ 7,913
                                                =====================================

Receivables and Leases administered by the Company were as follows (in millions of dollars):

                                               January 31,  October 31,     January 31,
                                                   2002         2001          2001
                                                ------------------------------------
 Receivables and Leases administered:
   Owned by the Company                         $10,079        $11,901        $ 7,913
   Sold and serviced - with limited recourse*     2,686          1,371          2,301
   Sold and serviced - without recourse**            66             71             90
   Serviced - without recourse***                                   10             20
                                                -------------------------------------
     Total Receivables and Leases administered  $12,831        $13,353        $10,324
                                                =====================================

   * The Company's maximum exposure under all Receivable and Lease recourse provisions at January 31, 2002, October 31, 2001 and January 31, 2001 was $248 million, $166 million and $172 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At January 31, 2002, October 31, 2001 and January 31, 2001, the maximum exposure under these agreements was approximately $9 million, $9 million and $8 million, respectively.

  ** These Receivables and Leases represent recreational product retail notes, which the Company has sold but continues to administer for a fee until the servicing rights are assumed by their owners.

 *** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Financing Limited, an unaffiliated entity. These servicing rights were obtained in conjunction with the Company's acquisition of John Deere Credit Limited (United Kingdom). This receivable portfolio was sold during the first quarter of 2002.

Total Receivable and Lease amounts 60 days or more past due, by product and as a percent of total balances held, were as follows (in millions of dollars):

                                                     January 31,           October 31,           January 31,
                                                        2002                  2001                   2001
                                                -------------------------------------------------------------------
                                                   Dollars    Percent    Dollars    Percent    Dollars     Percent
                                                -------------------------------------------------------------------
   Retail notes:
     Agricultural equipment                     $     14.6     .56%   $     13.3       .37% $     11.2     .44%
     Construction and forestry equipment               5.4     .54           4.9       .38         4.7     .45
     Commercial and consumer equipment                 1.7     .28           1.4       .23         1.0     .22
     Recreational products                              .3     .29            .3       .27          .1     .08
                                                -----------           -----------           -----------
       Total retail notes                             22.0     .51          19.9       .35        17.0     .41
   Revolving charge accounts                          14.7    2.17           9.5      1.17        12.1    2.11
   Operating loans                                      .5     .11            .1       .02         1.6     .42
   Wholesale receivables                              15.0     .54           9.9       .33         6.0     .71
   Leases                                              8.1     .44           7.7       .39         6.7     .35
                                                -----------           -----------           -----------
       Total Receivables and Leases             $     60.3     .60%  $      47.1       .40% $     43.4     .55%
                                                ===========           ===========           ===========

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $106 million, $100 million and $86 million at January 31, 2002, October 31, 2001 and January 31, 2001, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 2.45, 1.78 and 2.06 percent of the ending retail notes receivable at January 31, 2002, October 31, 2001 and January 31, 2001, respectively.

Total Receivable and Lease write-off amounts, by product, and as an annualized percentage of average balances held during the quarter, were as follows (in millions of dollars):


                                                                  Three Months Ended           Three Months Ended
                                                                     January 31,                  January 31,
                                                                        2002                         2001
                                                           ---------------------------------------------------------
                                                                  Dollars      Percent       Dollars        Percent
                                                           ---------------------------------------------------------
   Retail notes:
     Agricultural equipment                                $          1.8     .24%     $         1.5         .22%
     Construction and forestry equipment                              3.9    1.65                2.8        1.14
     Commercial and consumer equipment                                 .2     .14                 .1         .10
     Recreational products                                            1.6    6.09                 .6        1.89
                                                           ---------------             --------------
       Total retail notes                                             7.5     .64                5.0         .47
   Revolving charge accounts                                          3.2    1.60                2.3        1.30
   Operating loans                                                     .2     .24                 .1         .09
   Wholesale receivables                                               .1     .00                 .4         .16
   Leases                                                             5.2    1.12                2.0         .42
                                                           ---------------             --------------
       Total Receivables and Leases                        $         16.2     .60%     $         9.8         .48%
                                                           ===============             ==============

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $132 million at January 31, 2002, compared with $134 million at October 31, 2001 and $134 million at January 31, 2001.

The Company's allowance for credit losses on all Receivables and Leases held totaled $101 million at January 31, 2002, $110 million at October 31, 2001 and $88 million at January 31, 2001. The allowance for credit losses represented 1.0 percent of the total Receivables and Leases held at January 31, 2002, 0.9 percent at October 31, 2001 and 1.1 percent at January 31, 2001. The allowance is subject to an ongoing evaluation based on loss experience. The Company believes the allowance is sufficient to provide for losses in its existing Receivable and Lease portfolio.

FASB Statements to be Adopted
-----------------------------

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill related to acquisitions after June 30, 2001 not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of 2003. In the first quarter of 2002, the Company did not have goodwill or goodwill amortization. This Statement will not have an effect on the Company's financial position or net income.

Safe Harbor Statement
---------------------

Statements under "Financial Instrument Risk Information" and other statements incorporated herein by reference that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Interest rate changes by the Federal Reserve Board may affect the cost of financing the Company and the rates it is able to offer. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Accounting Policies
-------------------

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make a variety of decisions that impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching these decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements in the annual report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements that incorporate accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

During the first quarter of 2002, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings from Deere & Company. Net cash provided by operating activities was $47 million in the first three months of 2002. Cash provided by investing activities totaled $1,812 million in the first three months of 2002, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $1,936 million in the first three months of 2002, resulting primarily from a decrease in borrowings from Deere & Company and a dividend paid to John Deere Credit Company, which in turn declared and paid a comparable dividend to Deere & Company. Cash and cash equivalents decreased $77 million during the first three months of 2002.

During the first three months of 2001, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Cash provided by operating activities was $118 million in the first three months of 2001. Cash provided by investing activities totaled $722 million in the first quarter of 2001, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $841 million in the first three months of 2001, resulting primarily from a decrease in total borrowings. Cash and cash equivalents decreased $1 million during the first three months of 2001.

Total interest-bearing indebtedness amounted to $8,823 million at January 31, 2002, compared with $10,383 million at October 31, 2001 and $6,742 million at January 31, 2001, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $5,152 million at January 31, 2002, compared with $6,524 million at October 31, 2001 and $3,464 million at January 31, 2001, while total long-term indebtedness amounted to $3,672 million, $3,859 million and $3,278 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 4.8 to 1, 5.4 to 1 and 5.9 to 1 at January 31, 2002, October 31, 2001 and January 31, 2001, respectively.

During the first three months of 2002, the Capital Corporation issued $580 million and retired $675 million of long-term debt. Additionally, the Capital Corporation's subsidiary, John Deere Bank S.A. (Luxembourg), issued $111 million of long-term debt.

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed, unsecured bank lines of credit.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A credit rating agency may change Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Such rating changes may impact the availability and cost of funds.

The short-term and long-term debt ratings assigned to Company securities by Moody's Investors Service, Inc., Standard & Poor's and Fitch Ratings are investment grade ratings. On March 11, 2002, Standard & Poor's placed its "A" long-term and "A-1" short-term ratings on the Company under review with negative implications. On February 15, 2002, Moody's Investors Service lowered the long-term rating of the Company to "A3" from "A2", and the short-term rating to "Prime-2" from "Prime-1". Moody's assigned a stable outlook as part of this rating action. In September 2001, Fitch Ratings placed a negative outlook on the Company's ratings.

The Company expects to have sufficient sources of liquidity to meet its funding needs. Although the Company's worldwide commercial paper outstanding at January 31, 2002 totaled approximately $2.4 billion, the total cash and short-term investment position exceeded $400 million and it had access to approximately $2 billion of cash and short-term investments held by its parent, Deere & Company. In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States.

At January 31, 2002, the Capital Corporation and Deere & Company jointly maintained $4,356 million of unsecured lines of credit with various banks in North America and overseas, $983 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Stockholder's equity was $1,855 million at January 31, 2002, compared with $1,907 million at October 31, 2001 and $1,133 million at January 31, 2001. The decrease of $52 million in the first three months of 2002 resulted primarily from a dividend payment of $140 million, offset by net income of $72 million and a decrease in the unrealized loss on derivatives of $15 million.

The Capital Corporation declared and paid a cash dividend of $140 million to John Deere Credit Company during the first three months of fiscal 2002. John Deere Credit Company paid a comparable dividend to Deere & Company. On February 25, 2002, the Capital Corporation also declared a $60 million dividend, to be paid to John Deere Credit Company on March 8, 2002. John Deere Credit Company, in turn, declared a $60 million dividend to Deere & Company, also payable on March 8, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

See the information under "Management's Discussion and Analysis" on pages 8 to 14, under Note 15 "Financial Instruments," and under "Supplemental Information (Unaudited)" on pages 40 to 42 in the Company's most recent annual report filed on Form 10-K. There has been no material change in this information.

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

              (b)   Reports on Form 8-K.

                    Current report on Form 8-K dated November 20, 2001 (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN DEERE CAPITAL CORPORATION


Date:      March 12, 2002             By:      /s/ Nathan J. Jones
      --------------------------          -------------------------------------
                                               Nathan J. Jones
                                               Senior Vice President and
                                               Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                                 Page No.
-------                                                                 -------

  4.1   364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank, as
        administrative agent, Citibank, N.A. and Credit Suisse First
        Boston, as documentation agents, and Bank of America, N.A. and Deutsche Bank AG, New York Branch, as syndication agents, et
        al, dated as of February 19, 2002. (Exhibit 4.1 to Form 10-Q      ---
        of Deere & Company for the quarter ended January 31, 2002,
        Securities and Exchange Commission file number 1-4121*).

  12.   Computation of ratio of earnings to fixed charges.                16

  99.   Part I of Deere & Company Form 10-Q for the quarter ended
        January 31, 2002 (Securities and Exchange Commission file         ---
        number 1-4121*).







---------------------
*Incorporated by reference. Copies of these exhibits are available from the Company upon request.