Form 10-Q
period 2002-04-30
DEERE JOHN CAPITAL CORP
filed 2002-06-13
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

     At April 30, 2002, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 18 Pages Index to Exhibits: Page 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

	Three Months Ended April 30,		Six Months Ended April 30,

	2002	2001	2002	2001

Revenues
Finance income earned on retail notes	$101.0	$109.2	$203.7	$222.8
Lease revenues	101.9	107.8	212.0	214.5
Finance income earned on wholesale receivables	54.3	20.0	104.9	43.4
Revolving charge account income	32.4	28.2	61.7	55.7
Operating loan income	6.4	9.1	12.8	17.8
Securitization and servicing fee income	13.7	9.2	23.3	17.3
Net gain on receivables and leases sold	41.8	7.3	71.6	16.9
Interest income from short-term investments	2.6	6.3	5.4	7.2
Other income	2.0	5.9	9.6	10.9

Total revenues	356.1	303.0	705.0	606.5

Expenses
Interest expense	88.4	119.8	186.0	243.2
Operating expenses:
Administrative and operating expenses	60.1	39.7	106.5	79.5
Provision for credit losses	69.1	20.6	89.4	28.2
Fees paid to John Deere	5.3	4.1	10.7	7.9
Depreciation of equipment on operating leases	60.8	60.7	128.0	123.4

Total operating expenses	195.3	125.1	334.6	239.0

Total expenses	283.7	244.9	520.6	482.2

Income of consolidated group before income taxes	72.4	58.1	184.4	124.3
Provision for income taxes	28.7	21.2	67.9	43.4

Income of consolidated group	43.7	36.9	116.5	80.9
Equity in loss of unconsolidated affiliates	(1.1)	(1.5)	(2.0)	(1.0)

Net income	42.6	35.4	114.5	79.9
Cash dividends declared	(60.0)		(200.0)
Retained earnings at beginning of period	1,095.2	1,050.0	1,163.3	1,005.5

Retained earnings at end of period	$1,077.8	$1,085.4	$1,077.8	$1,085.4

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)
	April 30, 2002	October 31, 2001	April 30, 2001

Assets
Cash and cash equivalents	$462.6	$502.2	$289.4
Receivables and leases
Retail notes	4,273.2	5,625.3	4,592.0
Revolving charge accounts	781.0	814.3	640.9
Operating loans	490.4	501.2	428.7
Wholesale receivables	3,187.5	2,995.5	725.3
Financing leases	461.2	479.5	444.8

Total receivables	9,193.3	10,415.8	6,831.7
Equipment on operating leases - net	1,276.8	1,484.8	1,489.0

Total receivables and leases	10,470.1	11,900.6	8,320.7
Allowance for credit losses	(157.5)	(110.4)	(90.6)

Total receivables and leases - net	10,312.6	11,790.2	8,230.1

Notes receivable - unconsolidated affiliates	273.2	313.9	195.3
Other receivables	139.4	77.7	97.4
Investment in unconsolidated affiliates	10.5	5.9	7.0
Other assets	237.7	236.6	180.2

Total Assets	$11,436.0	$12,926.5	$8,999.4

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,262.2	$2,358.5	$1,128.4
Extendible commercial notes and other notes payable	32.7	23.9	23.3
John Deere	523.2	1,612.4	67.6
Current maturities of long-term borrowings	2,489.1	2,528.7	2,179.4

Total short-term borrowings	4,307.2	6,523.5	3,398.7

Accounts payable and accrued liabilities
Accrued interest on debt	49.3	44.4	52.7
Other payables	299.3	459.0	559.1

Total accounts payable and accrued liabilities	348.6	503.4	611.8

Deposits withheld from dealers and merchants	130.8	134.2	131.0

Long-term borrowings:
Senior debt	4,651.2	3,708.8	3,553.9
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	4,801.2	3,858.8	3,703.9

Total liabilities	9,587.8	11,019.9	7,845.4

Stockholder's equity:
Common stock, without par value (issued and outstanding 2,500 shares owned by John Deere Credit Company)	812.8	812.8	112.8
Retained earnings	1,077.8	1,163.3	1,085.4
Accumulated other comprehensive income (loss)	(42.4)	(69.5)	(44.2)

Total stockholder's equity	1,848.2	1,906.6	1,154.0

Total Liabilities and Stockholder's Equity	$11,436.0	$12,926.5	$8,999.4

See Notes to Interim Financial Statements

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Unaudited)
(in millions)

	Six Months Ended April 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$114.5	$79.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	89.4	28.2
Provision for depreciation and amortization	130.7	125.5
Undistributed earnings of unconsolidated affiliates	2.0	1.0
Other	(113.1)	38.4

Net cash provided by operating activities	223.5	273.0

Cash Flows from Investing Activities:
Cost of receivables and leases acquired	(7,678.1)	(4,157.8)
Collections of receivables	6,018.2	2,915.3
Change in notes receivable - unconsolidated affiliates	40.8	(55.3)
Proceeds from sales of receivables and leases	2,613.0	1,359.4
Acquisition of business	(7.3)	(5.1)
Other	176.7	56.2

Net cash provided by investing activities	1,163.3	112.7

Cash Flows from Financing Activities:
Change in commercial paper	(1,118.2)	(1,340.6)
Change in extendible commercial notes and other notes payable	9.2	19.6
Change in receivable from/payable to John Deere	(1,031.5)	(439.0)
Proceeds from issuance of long-term borrowings	2,213.6	2,427.2
Principal payments on long-term borrowings	(1,298.1)	(919.4)
Dividends paid	(200.0)

Net cash used for financing activities	(1,425.0)	(252.2)

Effect of Exchange Rate Changes on Cash	(1.4)

Net increase (decrease) in cash and cash equivalents	(39.6)	133.5
Cash and cash equivalents at beginning of period	502.2	155.9

Cash and cash equivalents at end of period	$462.6	$289.4

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

(2)

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans, in most cases acquired from and offered through merchants or farm input providers in the agricultural, commercial and consumer, and construction and forestry markets, as well as insured international export financing products (revolving charge accounts and operating loans). The Company also finances John Deere engines, John Deere agricultural, John Deere commercial and consumer, and John Deere construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers certain trade receivables from John Deere which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)

The Company's ratio of earnings before fixed charges to fixed charges was 1.81 to 1 for the second quarter of 2002 compared with 1.48 to 1 for the second quarter of 2001. The ratio of earnings before fixed charges was 1.98 to 1 for the first six months of 2002 and 1.50 to 1 for the first six months of 2001. Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

Three Months Ended April 30,			Six Months Ended April 30,

	2002	2001	2002	2001

Net income	$42.6	$35.4	$114.5	$79.9
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(.1)	(2.8)	(.4)	.6
Unrealized gain (loss) on derivatives	10.6	(12.0)	25.6	(34.6)
Unrealized gain on investments	.3		1.9

Comprehensive income	$53.4	$20.6	$141.6	$45.9

(5)	At April 30, 2002, the Company had guaranteed $30 million of residual value related to property being used under an operating lease.

(6)

In October 2001, the Company purchased $2.2 billion of trade receivables from John Deere. During the first six months of 2002, a significant portion of newly originated trade receivables were purchased from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. John Deere compensates the Company for the carrying costs related to these interest-free periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income was $42.6 million for the second quarter and $114.5 million for the first six months of 2002, compared with $35.4 million and $79.9 million, respectively, last year. As stated in Note 6 to the financial statements, beginning at the end of the last fiscal year, Deere Capital, Inc., a wholly-owned subsidiary of the Capital Corporation, began acquiring most of the United States dealer receivables from Deere & Company's equipment operations. The increases in income are due to higher gains on retail note sales, an improved financing spread and the income earned on trade receivables purchased from John Deere. Partially offsetting these factors were loan-loss provisions recorded in the second quarter, including $28 million after-tax for potential losses related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates. In addition, the Company incurred losses in Argentina related to the peso devaluation.

Revenues totaled $356.1 million and $705.0 million for the second quarter and for the first six months of 2002, respectively, compared to $303.0 million and $606.5 million for the same periods a year ago. Revenues increased primarily due to a 24 percent increase in the average balance of Receivables and Leases financed during the first six months of the year. Finance income earned on retail notes totaled $203.7 million for the first six months of 2002, compared to $222.8 million for the same period in 2001. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues decreased $2.5 million, to $212.0 million in the first six months of 2002, from $214.5 million in the first six months of 2001. Finance income earned on wholesale receivables increased $61.5 million, to $104.9 million for the first six months of 2002, from $43.4 million in the first six months of 2001. This increase was primarily the result of the Company purchasing trade receivables from John Deere, as disclosed in Note 6 above. Revolving charge account income was $61.7 million for the first six months of 2002, compared to $55.7 million during the same period last year. Operating loan income decreased $5.0 million to $12.8 million in the first six months of 2002, from $17.8 million in the first six months of 2001. This decrease was primarily due to declining interest rates earned on the average operating loan portfolio balance.

The net gain on Receivables and Leases sold totaled $41.8 million and $71.6 million for the second quarter and for the first six months of 2002, respectively, compared to $7.3 million and $16.9 million for the same periods a year ago. The increase was primarily due to sales of agricultural and construction and forestry retail notes (approximately $2,631 million total principal value) during the first six months of 2002, compared to the sale of agricultural retail notes (approximately $830 million total principal value) during the first six months of 2001. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $88.4 million for the second quarter of 2002, and $186.0 million for the first six months of 2002, compared to $119.8 million and $243.2 million for the same periods in 2001. This decrease was due to lower average borrowing rates.

Administrative and operating expenses were $60.1 million in the second quarter of 2002 and $106.5 million for the first six months of 2002, compared with $39.7 million and $79.5 million for the same periods in 2001. This increase is primarily due to the loss related to the Argentine peso devaluation and the higher costs associated with administering a larger Receivable and Lease portfolio. Depreciation of equipment on operating leases increased to $60.8 million in the second quarter of 2002 and $128.0 million for the first six months of 2002, compared to $60.7 million and $123.4 million for the same periods in 2001, as a result of lower residual values on newly originated operating leases and an increase in the depreciation of equipment on operating leases.

During the second quarter and first six months of 2002, the provision for credit losses totaled $69.1 million and $89.4 million, respectively, compared with $20.6 million and $28.2 million in the same periods last year. The increases were primarily due to the additional loan-loss provisions related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates, a larger portfolio financed and a weaker United States economy. Additionally, write-offs increased during the first six months of 2002. The annualized provision for credit losses, as a percentage of the total average balance of Receivables and Leases financed, was 2.65 percent for the second quarter of 2002 and 1.69 percent for the first six months of 2002, compared with 1.03 percent and .68 percent for the same periods last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,

	2002	2001	$ Change	% Change

Retail notes:
Agricultural equipment	$853	$647	$206	32%
Construction and forestry equipment	281	180	101	56
Commercial and consumer equipment	137	99	38	38
Recreational products		202	(202)	(100)

Total	1,271	1,128	143	13
Revolving charge accounts	542	459	83	18
Operating loans	269	254	15	6
Wholesale receivables	2,220	216	2,004	928
Financing leases	44	44
Equipment on operating leases	106	184	(78)	(42)

Total	$4,452	$2,285	$2,167	95%

	Six Months
	Ended April 30,

	2002	2001	$ Change	% Change

Retail notes:
Agricultural equipment	$1,736	$1,262	$474	38%
Construction and forestry equipment	487	347	140	40
Commercial and consumer equipment	199	142	57	40
Recreational products		290	(290)	(100)

Total	2,422	2,041	381	19
Revolving charge accounts	946	813	133	16
Operating loans	531	497	34	7
Wholesale receivables	3,529	455	3,074	676
Financing leases	76	78	(2)	(3)
Equipment on operating leases	174	274	(100)	(36)

Total	$7,678	$4,158	$3,520	85%

Wholesale receivable volumes increased $2,004 million in the second quarter and $3,074 million in the first six months of 2002, when compared to the same periods of 2001, primarily as a result of the Company's purchase of trade receivables from John Deere beginning in October 2001, as described in Note 6. Agricultural and construction and forestry retail note volumes increased in the second quarter and first six months of 2002 compared to the same periods last year, primarily due to retail finance programs on targeted models of equipment. These increases were partially offset by decreases in recreational product retail note volumes when compared to the same periods last year due to the Company discontinuing offering financing for recreational vehicles and yachts.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2002	2001	2001

Retail notes:
Agricultural equipment	$2,393	$3,610	$2,858
Construction and forestry equipment	1,125	1,293	1,096
Commercial and consumer equipment	661	611	506
Recreational products	94	111	132

Total	4,273	5,625	4,592
Revolving charge accounts	781	814	641
Operating loans	490	501	429
Wholesale receivables	3,188	2,996	725
Financing leases	462	480	445
Equipment on operating leases	1,276	1,485	1,489

Total	$10,470	$11,901	$8,321

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2002	2001	2001

Receivables and Leases administered:
Owned by the Company	$10,470	$11,901	$8,321
Sold and serviced - with limited recourse*	2,967	1,371	1,865
Sold and serviced - without recourse**	61	71	85
Serviced - without recourse***		10	15

Total Receivables and Leases administered	$13,498	$13,353	$10,286

Receivables and Leases administered were higher at April 20, 2002 and October 31, 2001 compared to April 30, 2001, primarily due to the purchase of trade receivables from John Deere beginning in October 2001, as previously mentioned.

*

The Company's maximum exposure under all recourse provisions on its Receivables and Leases at April 30, 2002, October 31, 2001 and April 30, 2001 was $283 million, $166 million and $188 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At April 30, 2002, October 31, 2001 and April 30, 2001, the exposure under these agreements was approximately $7 million, $9 million and $11 million, respectively.

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

Total Receivable and Lease amounts 60 days or more past due, by product and as a percent of total balances held, were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2002		2001		2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$10.3	.43%	$13.3	.37%	$10.9	.38%
Construction and forestry equipment	3.8	.34	4.9	.38	5.1	.47
Commercial and consumer equipment	1.3	.20	1.4	.23	1.0	.20
Recreational products	.1	.11	.3	.27	.1	.08

Total retail notes	15.5	.36	19.9	.35	17.1	.37
Revolving charge accounts	16.1	2.06	9.5	1.17	12.2	1.90
Operating loans	16.0	3.26	.1	.02	2.6	.61
Wholesale receivables	17.2	.54	9.9	.33	8.7	1.20
Leases	12.3	.71	7.7	.39	10.0	.52

Total Receivables and Leases	$77.1	.74%	$47.1	.40%	$50.6	.61%

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due was $69 million, $100 million and $81 million at April 30, 2002, October 31, 2001 and April 30, 2001, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 1.61, 1.78 and 1.76 percent of the ending retail notes receivable at April 30, 2002, October 31, 2001 and April 30, 2001, respectively. Amounts of operating loans 60 days or more past due have increased primarily due to the previously mentioned international trade finance customers, Allied Deals, Inc. and one of its affiliates.

Total Receivable and Lease write-off amounts, by product, and as an annualized percentage of average balances held during the year, were as follows (in millions of dollars):

	Three Months Ended April 30, 2002		Three Months Ended April 30, 2001

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$1.3	.09%	$2.3	.17%
Construction and forestry equipment	2.3	.46	3.4	.65
Commercial and consumer equipment	.2	.06	.1	.04
Recreational products	(.1)	(.15)	.5	.79

Total retail notes	3.7	.17	6.3	.29
Revolving charge accounts	4.5	1.11	3.7	1.08
Operating loans	.8	.46	.7	.47
Wholesale receivables	2.2	.14	2.6	.49
Leases	0.2	0.3	2.3	.24

Total Receivables and Leases	$11.4	.22%	$15.6	.38%

	Six Months Ended April 30, 2002		Six Months Ended April 30, 2001

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$3.1	.23%	$3.9	.28%
Construction and forestry equipment	6.2	1.24	6.2	1.20
Commercial and consumer equipment	.4	.13	.2	.09
Recreational products	1.5	2.97	1.0	1.73

Total retail notes	11.2	.51	11.3	.52
Revolving charge accounts	7.7	1.91	6.1	1.73
Operating loans	1.0	.57	.8	.51
Wholesale receivables	2.3	.14	3.0	.57
Leases	5.4	.60	4.2	.45

Total Receivables and Leases	$27.6	.52%	$25.4	.61%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $131 million at April 30, 2002, compared with $134 million at October 31, 2001 and $131 million at April 30, 2001.

The Company's allowance for credit losses on all Receivables and Leases held totaled $158 million at April 30, 2002, $110 million at October 31, 2001 and $91 million at April 30, 2001. The allowance for credit losses represented 1.5 percent of the total Receivables and Leases held at April 30, 2002, 0.9 percent at October 31, 2001 and 1.1 percent at April 30, 2001. The increase in the allowance at April 30, 2002 was primarily due to the previously mentioned international trade finance receivables for which a loan-loss has been accrued. The allowance is subject to an ongoing evaluation based on loss experience. The Company believes the allowance is sufficient to provide for losses in its existing Receivable and Lease portfolio.

The Company's other receivables totaled $139 million at April 30, 2002, $78 million at October 31, 2001, and $97 million at April 30, 2001. The increase was primarily the result of additional retained interests related to retail note sales during the first six months of 2002.

FASB Statements to be Adopted

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill related to acquisitions after June 30, 2001 not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of 2003. In the first six months of 2002, the Company did not have goodwill or goodwill amortization. This Statement will not have an effect on the Company's financial position or net income.

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

During the first six months of 2002, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $223 million in the first six months of 2002. Cash provided by investing activities totaled $1,163 million in the first six months of 2002, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $1,425 million in the first six months of 2002, resulting from a decrease in borrowings and dividends paid to John Deere Credit Company, which in turn declared and paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $40 million during the first six months of 2002.

During the first six months of 2001, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings from Deere & Company. Cash provided by operating activities was $273 million in the first six months of 2001. Cash provided by investing activities totaled $113 million in the first six months of 2001 primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $252 million in the first six months of 2001, resulting primarily from a decrease in total borrowings, including a reduction in amounts payable to John Deere. Cash and cash equivalents increased $134 million during the first six months of 2001.

Total interest-bearing indebtedness amounted to $9,108 million at April 30, 2002, compared with $10,383 million at October 31, 2001 and $7,103 million at April 30, 2001, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,307 million at April 30, 2002, compared with $6,524 million at October 31, 2001 and $3,399 million at April 30, 2001, while total long-term indebtedness amounted to $4,801 million, $3,859 million and $3,704 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 4.9 to 1, 5.4 to 1 and 6.2 to 1 at April 30, 2002, October 31, 2001 and April 30, 2001, respectively.

During the first six months of 2002, the Company issued $1,500 million of 7.0% global notes due in 2012. The Company also entered into interest rate swaps related to these notes which swapped the fixed rate of 7.0% to a variable rate of approximately 3.0% at April 30, 2002. Additionally, the Company issued $714 million and retired $1,298 million of other long-term debt.

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed, unsecured bank lines of credit.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A credit rating agency may change Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Such rating changes generally impact the availability and cost of funds.

The short-term and long-term debt ratings assigned to Company securities by Moody's Investors Service, Inc., Standard & Poor's and Fitch Ratings are investment grade ratings. On May 28, 2002, Standard & Poor's lowered the long-term rating of the Company to "A-" from "A", and the short-term rating to "A-2" from "A-1". At the same time, Standard & Poor's removed the ratings from CreditWatch, where they had been placed on March 11, 2002 and assigned a stable outlook. On May 24, 2002, Fitch Ratings affirmed the Company's "A" senior long-term and "F1" short-term ratings while maintaining a negative rating outlook. On February 15, 2002, Moody's Investors Service lowered the long-term rating of the Company to "A3" from "A2", and the short-term rating to "Prime-2" from "Prime-1". Moody's assigned a stable outlook as part of this rating action. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. On each of these dates, the relevant rating agency took similar action with respect to Deere & Company's ratings.

The Company expects to have sufficient sources of liquidity to meet its funding needs. The Company's worldwide commercial paper outstanding at April 30, 2002, October 31 2001 and April 30, 2001 was approximately $1.3 billion, $2.4 billion and $1.1 billion, respectively, while the total cash and short-term investment position was $.5 billion, $.5 billion and $.3 billion, respectively. Additionally, the Company had access to approximately $2.1 billion, $.5 billion and $.2 billion, respectively, of cash and short-term investments held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the Company, the lowering of the Company's credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represents a substantial majority of the Company's business. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

At April 30, 2002, the Capital Corporation and Deere & Company jointly maintained $4,055 million of unsecured lines of credit with various banks in North America and overseas, $1,947 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these credit agreements are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Stockholder's equity was $1,848 million at April 30, 2002, compared with $1,907 million at October 31, 2001 and $1,154 million at April 30, 2001. The decrease of $59 million in the first six months of 2002 resulted primarily from dividend payments of $200 million, offset by net income of $115 million and a decrease in the unrealized loss on derivatives of $26 million.

The Capital Corporation declared and paid cash dividends of $200 million to John Deere Credit Company during the first six months of fiscal 2002. John Deere Credit Company paid comparable dividends to Deere & Company. On May 30, 2002, the Capital Corporation also declared a $140 million dividend, to be paid to John Deere Credit Company on June 7, 2002. John Deere Credit Company, in turn, declared a $140 million dividend to Deere & Company, also payable on June 7, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the information under "Management's Discussion and Analysis" on pages 8 to 14 and under "Supplemental Information (Unaudited)" on pages 40 to 42 in the Company's most recent annual report filed on Form 10-K. There has been no material change in this information.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is party to various unresolved legal actions that arise in the normal course of its business, including but not limited to actions which involve: laws and regulations concerning the granting of retail and wholesale credit and related collection activity; security interests in goods or real estate granted to the Company; and enforcement of other obligations related to the Company's financing businesses. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

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

(b) Reports on Form 8-K.

Current report on Form 8-K dated February 12, 2002 (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	June 13, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

12.	Computation of ratio of earnings to fixed charges.	18

99.	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2002	----
	(Securities and Exchange Commission file number 1-4121*).

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

John Deere Capital Corporation and Subsidiaries
Computation of Ratio of Earnings to Fixed Charges
(thousands of dollars)

	Six Months Ended April 30,		For the Years Ended October 31,

	2002	2001	2001	2000	1999	1998	1997

Earnings:
Income before income taxes and changes in accounting	$184,354	$124,298	$245,662	$216,712	$235,760	$233,514	$211,251
Fixed charges	188,374	246,793	459,348	447,169	366,102	373,237	330,648

Total earnings	$372,728	$371,091	$705,010	$663,881	$601,862	$606,771	$541,899

Fixed charges:
Interest expense	$185,987	$243,183	$452,032	$440,220	$360,925	$368,381	$326,867
Rent Expense	2,387	3,610	7,316	6,949	5,177	4,856	3,782

Total fixed charges	$188,374	$246,793	$459,348	$447,169	$366,102	$373,237	$330,649

Ratio of earnings to fixed charges*	1.98	1.50	1.53	1.48	1.64	1.63	1.64

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