Form 10-Q/A
period 2002-04-30
DEERE JOHN CAPITAL CORP
filed 2002-07-08
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. For securitizations, the Company uses entities that meet the requirements of qualified special purpose entities as defined by Financial Accounting Standards Board Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) and, accordingly, the Company does not consolidate the entities.

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

Results of Operations

Net income was $42.6 million for the second quarter and $114.5 million for the first six months of 2002, compared with $35.4 million and $79.9 million, respectively, last year. As stated in Note 6 to the financial statements, beginning at the end of the last fiscal year, Deere Capital, Inc., a wholly-owned subsidiary of the Capital Corporation, began acquiring most of the United States dealer receivables from Deere & Company's equipment operations. The increases in income are due to higher gains on retail note sales, an improved financing spread and the income earned on trade receivables purchased from John Deere. Partially offsetting these factors were loan-loss provisions recorded in the second quarter, including $28 million after-tax for potential losses related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates. In addition, the Company incurred a $13 million pretax loss related to the Argentine peso devaluation in the second quarter, which brings the total pretax loss for the first six months to $21 million. As of April 30, 2002, the Argentine portfolio of Receivables and Leases had a carrying value of approximately $8 million.

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

Of the additional loan-loss provisions, $44 million ($28 million after-tax) cover the Company's exposure on operating lines of credit provided to Allied Deals, Inc. and one of its affiliates for international trade accounts. The loans became non-performing and were accelerated in April 2002, after some of the underlying receivables collateral went into default in February 2002. During the second quarter of 2002, the Company obtained a judgment against Allied Deals, Inc. on one of the loans in the United States District Court for the Western District of Pennsylvania. Since then, involuntary bankruptcy petitions and other actions have been filed against Allied Deals, Inc. and some of its affiliates and principals. As a result, the Company has determined that collection of the loans is doubtful.

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

JOHN DEERE CAPITAL CORPORATION

Date:	July 8, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

12.	Computation of ratio of earnings to fixed charges.	18

99.	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2002 (Securities and Exchange Commission file number 1-4121*).	----

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

John Deere Capital Corporation and Subsidiaries
Computation of Ratio of Earnings to Fixed Charges
(thousands of dollars)

	Six Months Ended April 30,		For the Years Ended October 31,

	2002	2001	2001	2000	1999	1998	1997

Earnings:
Income before income taxes and changes in accounting	$184,354	$124,298	$245,662	$216,712	$235,760	$233,514	$211,251
Fixed charges	188,374	246,793	459,348	447,169	366,102	373,237	330,648

Total earnings	$372,728	$371,091	$705,010	$663,881	$601,862	$606,771	$541,899

Fixed charges:
Interest expense	$185,987	$243,183	$452,032	$440,220	$360,925	$368,381	$326,867
Rent Expense	2,387	3,610	7,316	6,949	5,177	4,856	3,782

Total fixed charges	$188,374	$246,793	$459,348	$447,169	$366,102	$373,237	$330,649

Ratio of earnings to fixed charges*	1.98	1.50	1.53	1.48	1.64	1.63	1.64

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