Form 10-Q
period 2002-07-31
DEERE JOHN CAPITAL CORP
filed 2002-09-10
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

     At July 31, 2002, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 23 Pages Index to Exhibits: Page 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2002	2001	2002	2001

Revenues
Finance income earned on retail notes	$98.9	$115.0	$302.6	$337.8
Lease revenues	100.6	110.6	312.6	325.1
Finance income earned on wholesale receivables	56.9	17.2	161.8	60.6
Revolving charge account income	35.9	33.2	97.6	88.9
Operating loan income	6.0	8.8	18.8	26.6
Securitization and servicing fee income	11.7	7.2	35.0	24.5
Net gain on receivables and leases sold	4.7	3.8	76.3	20.7
Interest income from short-term investments	2.6	1.6	8.0	8.8
Other income	5.3	5.6	14.9	16.5

Total revenues	322.6	303.0	1,027.6	909.5

Expenses
Interest expense	92.9	113.5	278.9	356.7
Operating expenses:
Administrative and operating expenses	48.7	40.2	155.2	119.7
Provision for credit losses	18.9	21.9	108.3	50.1
Fees paid to John Deere	4.6	3.9	15.3	11.8
Depreciation of equipment on operating leases	64.1	66.5	192.1	189.9

Total operating expenses	136.3	132.5	470.9	371.5

Total expenses	229.2	246.0	749.8	728.2

Income of consolidated group before income taxes	93.4	57.0	277.8	181.3
Provision for income taxes	33.6	20.0	101.5	63.4

Income of consolidated group	59.8	37.0	176.3	117.9
Equity in loss of unconsolidated affiliates	(.9)	(1.0)	(2.9)	(2.0)

Net income	58.9	36.0	173.4	115.9
Cash dividends declared	(140.0)		(340.0)
Retained earnings at beginning of period	1,077.8	1,085.4	1,163.3	1,005.5

Retained earnings at end of period	$996.7	$1,121.4	$996.7	$1,121.4

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)
	July 31, 2002	October 31, 2001	July 31, 2001

Assets
Cash and cash equivalents	$354.0	$502.2	$109.7
Receivables
Retail notes	4,734.4	5,625.3	5,085.8
Revolving charge accounts	863.9	814.3	779.4
Operating loans	553.5	501.2	518.4
Wholesale receivables	3,068.0	2,995.5	723.2
Financing leases	456.3	479.5	456.1

Total receivables	9,676.1	10,415.8	7,562.9
Allowance for credit losses	(162.1)	(110.4)	(99.0)

Total receivables - net	9,514.0	10,305.4	7,463.9

Notes receivable - unconsolidated affiliates	271.1	313.9	243.7
Notes receivable - John Deere			27.0
Other receivables	101.3	77.7	81.5
Equipment on operating leases - net	1,232.9	1,484.8	1,489.3
Investment in unconsolidated affiliates	9.2	5.9	5.2
Other assets	378.9	236.6	211.0

Total Assets	$11,861.4	$12,926.5	$9,631.3

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,622.8	$2,358.5	$1,573.7
Extendible commercial notes and oOther notes payable	35.3	23.9	23.3
John Deere	979.1	1,612.4
Current maturities of long-term borrowings	2,243.9	2,528.7	2,798.4

Total short-term borrowings	4,881.1	6,523.5	4,395.4

Accounts payable and accrued liabilities
Accrued interest on debt	86.6	44.4	64.9
Other payables	265.2	459.0	499.5

Total accounts payable and accrued liabilities	351.8	503.4	564.4

Deposits withheld from dealers and merchants	134.0	134.2	131.6

Long-term borrowings:
Senior debt	4,583.8	3,708.8	3,201.5
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	4,733.8	3,858.8	3,351.5

Total liabilities	10,100.7	11,019.9	8,442.9

Stockholder's equity:
Common stock, without par value (issued and outstanding 2,500 shares owned by John Deere Credit Company)	812.8	812.8	112.8
Retained earnings	996.7	1,163.3	1,121.4
Accumulated other comprehensive income (loss)	(48.8)	(69.5)	(45.8)

Total stockholder's equity	1,760.7	1,906.6	1,188.4

Total Liabilities and Stockholder's Equity	$11,861.4	$12,926.5	$9,631.3

See Notes to Interim Financial Statements

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended July 31,

	2002	2001

Cash Flows from Operating Activities:
Net income	$173.4	$115.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	108.3	49.2
Provision for depreciation and amortization	196.2	193.7
Undistributed earnings of unconsolidated affiliates	2.9	2.0
Other	(148.4)	58.7

Net cash provided by operating activities	332.4	419.5

Cash Flows from Investing Activities:
Cost of receivables acquired	(12,293.1)	(6,454.6)
Collections of receivables	10,212.9	4,504.2
Cost of operating leases acquired	(260.1)	(432.4)
Proceeds from sales of equipment on operating leases	332.5	222.2
Change in notes receivable - unconsolidated affiliates	45.8	(103.7)
Proceeds from sales of receivables	2,789.1	1,444.4
Acquisition of businesses	(8.1)	(5.1)
Other	(100.9)	(28.6)

Net cash provided by (used for) investing activities	718.1	(853.6)

Cash Flows from Financing Activities:
Change in commercial paper	(769.1)	(884.4)
Change in extendible commercial notes and other notes payable	13.3	19.2
Change in receivable from/payable to John Deere	(556.0)	(521.5)
Proceeds from issuance of long-term borrowings	2,565.8	2,881.0
Principal payments on long-term borrowings	(2,111.9)	(1,106.2)
Dividends paid	(340.0)

Net cash provided by (used for) financing activities	(1,197.9)	388.1

Effect of Exchange Rate Changes on Cash	(.8)	(.2)

Net decrease in cash and cash equivalents	(148.2)	(46.2)
Cash and cash equivalents at beginning of period	502.2	155.9

Cash and cash equivalents at end of period	$354.0	$109.7

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

Certain amounts for prior years have been reclassified to conform with 2002 financial statement presentation. Specifically, the balance sheet caption "Equipment on Operating Leases" has been reclassified and is now shown separately from receivables for the current and prior periods.

Based on the way the Company's operations are managed and evaluated by management, the Company is viewed as having one operating segment.

The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. For securitizations, the Company uses entities that meet the requirements of qualified special purpose entities as defined by Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, accordingly, the Company does not consolidate the entities.

(2)

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts and operating loans, in most cases acquired from and offered through merchants or farm input providers in the agricultural, commercial and consumer, and construction and forestry markets, as well as insured international export financing products (revolving charge accounts and operating loans). The Company also finances John Deere engines, John Deere agricultural, John Deere commercial and consumer, and John Deere construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers a significant portion of the United States trade receivables from John Deere which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)

The Company's ratio of earnings before fixed charges to fixed charges was 1.99 to 1 for the third quarter of 2002 compared with 1.50 to 1 for the third quarter of 2001. The ratio of earnings before fixed charges was 1.98 to 1 for the first nine months of 2002 and 1.50 to 1 for the first nine months of 2001. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

Three Months Ended July 31,			Nine Months Ended July 31,

	2002	2001	2002	2001

Net income	$58.9	$36.0	$173.4	$115.9
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	3.4	(1.0)	3.0	(0.4)
Unrealized gain (loss) on derivatives	(9.9)	(0.6)	15.7	(35.2)
Unrealized gain on investments	.1		2.0

Comprehensive income	$52.5	$34.4	$194.1	$80.3

(5)

At July 31, 2002, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. Additionally, the Company had indemnification agreements totaling $10 million related to various performance bonds.

(6)

In October 2001, the Company purchased $2.2 billion of United States trade receivables from John Deere. During the first nine months of 2002, a significant portion of newly originated trade receivables were purchased from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. John Deere compensates the Company for the carrying costs related to these interest-free periods.

(7)

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002, when they are incurred rather than when management commits to a plan to exit an activity. This Statement will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the Company's financial position or net income.

(8)

The Company recognized a pretax gain of $66.9 million on the retail notes securitized during the first nine months of 2002. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average maturity of 18 months, average annual prepayment rate of 22 percent, expected annual credit losses of 0.43 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income was $58.9 million for the third quarter and $173.4 million for the first nine months of 2002, compared with $36.0 million and $115.9 million, respectively, last year. As stated in Note 6 to the financial statements, beginning at the end of the last fiscal year, Deere Capital, Inc., a wholly-owned subsidiary of the Capital Corporation, began acquiring most of the United States dealer receivables from Deere & Company's equipment operations. The increase in net income for the quarter was primarily due to $421.7 million of income earned on trade receivables purchased from John Deere. The year-to-date improvement was mainly a result of $1154.6 million of income earned on trade receivables purchased from John Deere, higher gains on retail note sales and improved interest rate spreads. Partially offsetting these factors were increased loan-loss provisions recorded in the second quarter for potential losses related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates. In addition, the Company incurred losses related to the Argentine peso devaluation in the third quarter and first nine months of 2002.

Revenues totaled $322.6 million and $1,027.6 million for the third quarter and for the first nine months of 2002, respectively, compared to $303.0 million and $909.5 million for the same periods a year ago. Revenues increased primarily due to a 26 percent increase in the average balance of Receivables and Leases financed during the first nine months of the year. Finance income earned on retail notes totaled $302.6 million for the first nine months of 2002, compared to $337.8 million for the same period in 2001. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues decreased $12.5 million, to $312.6 million in the first nine months of 2002, from $325.1 million in the first nine months of 2001 due to the decrease in equipment on operating leases. Finance income earned on wholesale receivables increased $101.2 million, to $161.8 million for the first nine months of 2002, from $60.6 million in the first nine months of 2001. This increase was primarily the result of the Company purchasing trade receivables from John Deere, as disclosed in Note 6 above. Revolving charge account income was $97.6 million for the first nine months of 2002, compared to $88.9 million during the same period last year. Operating loan income decreased $7.8 million to $18.8 million in the first nine months of 2002, from $26.6 million in the first nine months of 2001. This decrease was primarily due to declining interest rates earned on the average operating loan portfolio balance. Revenues earned from Deere & Company totaled $92.3 million and $300.0 million for the third quarter and first nine months of 2002, respectively, compared to $53.8 million and $166.1 million for the same periods a year ago. The increase was primarily the result of compensation paid by Deere & Company in connection with the Company's purchase of trade receivables from John Deere beginning in October 2001, as described in Note 6.

The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $4.7 million and $76.3 million for the third quarter and for the first nine months of 2002, respectively, compared to $3.8 million and $20.7 million for the same periods a year ago. The year-to-date increase was primarily due to sales of agricultural and construction and forestry retail notes (approximately $2,764 million total principal value) during the first nine months of 2002, compared to the sale of agricultural retail notes (approximately $830 million total principal value) during the first nine months of 2001. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $92.9 million for the third quarter of 2002, and $278.9 million for the first nine months of 2002, compared to $113.5 million and $356.7 million for the same periods in 2001. This decrease was due to lower average borrowing rates.

Administrative and operating expenses were $48.7 million in the third quarter of 2002 and $155.2 million for the first nine months of 2002, compared with $40.2 million and $119.7 million for the same periods in 2001. This year-to-date increase was primarily due to the loss related to the Argentine peso devaluation and the higher costs associated with administering a larger Receivable and Lease portfolio. The Company incurred a $2 million pretax loss related to the Argentine peso devaluation in the third quarter, which brings the total pretax loss for the first nine months to $23 million. As of July 31, 2002, the Argentine portfolio of Receivables and Leases had a carrying value of approximately $6 million.

Depreciation of equipment on operating leases was $64.1 million in the third quarter of 2002 and $192.1 million for the first nine months of 2002, compared to $66.5 million and $189.9 million for the same periods in 2001. The increase for the first nine months was primarily due to lower residual values on newly originated operating leases. Support fees paid to John Deere were $4.6 million in the third quarter of 2002 and $15.3 million for the first nine months of 2002, compared with $3.9 million and $11.8 million for the same periods in 2001.

During the third quarter and first nine months of 2002, the provision for credit losses totaled $18.9 million and $108.3 million, respectively, compared with $21.9 million and $50.1 million in the same periods last year. The increase during the first nine months was primarily due to the loan-loss provisions related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates, collectively called "Allied Deals", and a larger portfolio financed and a weaker United States economy.. Of the additional loan-loss provisions, $45 million covered the Company's exposure on operating lines of credit provided to Allied Deals. The loans became non-performing in April 2002, after some of the underlying receivables collateral went into default in February 2002. During the second quarter of 2002, the Company obtained a judgment against Allied Deals, Inc. on one of the loans in the United States District Court for the Western District of Pennsylvania. Since then, involuntary bankruptcy petitions and other actions have been filed against Allied Deals, Inc. and some of its affiliates and principals. As a result, the Company has determined that collection of the loans is doubtful. The annualized provision for credit losses, as a percentage of the total average balance of Receivables and Leases financed, was .69 percent for the third quarter of 2002 and 1.35 percent for the first nine months of 2002, compared with 1.01 percent and .78 percent for the same periods last year. The third quarter decrease was due to a larger Receivable portfolio attributed to of the Company's purchase of trade receivables from John Deere beginning in October 2001, as described in Note 6. The year-to-date increase was due to the default of Allied Deals.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,

	2002	2001	$ Change	% Change

Retail notes:
Agricultural equipment	$662	$695	$(33)	(5)%
Construction and forestry equipment	176	251	(75)	(30)
Commercial and consumer equipment	117	140	(23)	(16)
Recreational products		227	(227)	(100)

Total	955	1,313	(358)	(27)
Revolving charge accounts	691	674	17	3
Operating loans	257	269	(12)	(4)
Wholesale receivables	2,835	256	2,579	1,007
Financing leases	51	59	(8)	(14)
Equipment on operating leases	86	158	(72)	(46)

Total	$4,875	$2,729	$2,146	79%

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Nine Months
	Ended July 31,

	2002	2001	$ Change	% Change

Retail notes:
Agricultural equipment	$2,398	$1,957	$441	23%
Construction and forestry equipment	663	598	65	11
Commercial and consumer equipment	316	282	34	12
Recreational products		517	(517)	(100)

Total	3,377	3,354	23	1
Revolving charge accounts	1,637	1,487	150	10
Operating loans	788	766	22	3
Wholesale receivables	6,364	711	5,653	795
Financing leases	127	137	(10)	(7)
Equipment on operating leases	260	432	(172)	(40)

Total	$12,553	$6,887	$5,666	82%

Agricultural, commercial and consumer and construction and forestry retail note volumes decreased in the third quarter compared to the same period last year, primarily due to a decline in dealer retail sales. Additionally, recreational product retail note volumes decreased in the third quarter when compared to the same period last year, due to the Company discontinuing offering financing for recreational vehicles and yachts in 2001. Agricultural, commercial and consumer and construction and forestry retail note volumes increased during the first nine months of 2002 compared to the same period last year, primarily due to attractive retail finance programs offered during that time. These year-to-date increases were partially offset by the decrease in recreational product retail note volumes when compared to the same periods last year, as explained above. Wholesale receivable volumes increased $2,579 million in the third quarter and $5,653 million in the first nine months of 2002, when compared to the same periods of 2001, primarily as a result of the Company's purchase of trade receivables from John Deere beginning in October 2001, as described in Note 6. Lease volumes decreased during the third quarter and first nine months of 2002 due to the more attractive financing options available for retail note products.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2002	2001	2001

Retail notes:
Agricultural equipment	$2,792	$3,610	$3,166
Construction and forestry equipment	1,153	1,293	1,203
Commercial and consumer equipment	704	611	579
Recreational products	85	111	138

Total	4,734	5,625	5,086
Revolving charge accounts	864	814	780
Operating loans	554	501	518
Wholesale receivables	3,068	2,996	723
Financing leases	456	480	456
Equipment on operating leases	1,233	1,485	1,489

Total	$10,909	$11,901	$9,052

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2002	2001	2001

Receivables and Leases administered:
Owned by the Company	$10,909	$11,901	$9,052
Sold and serviced - with limited recourse*	2,774	1,371	1,615
Sold and serviced - without recourse**	56	71	79
Serviced - without recourse***		10	12

Total Receivables and Leases administered	$13,739	$13,353	$10,758

Receivables and Leases administered were higher at July 31, 2002 and October 31, 2001 compared to July 31, 2001, primarily due to the purchase of trade receivables from John Deere beginning in October 2001, as previously mentioned.

*

The Company's maximum exposure under all recourse provisions on its Receivables and Leases at July 31, 2002, October 31, 2001 and July 31, 2001 was $227 million, $166 million and $166 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At July 31, 2002, October 31, 2001 and July 31, 2001, the exposure under these agreements was approximately $7 million, $9 million and $10 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and subsequent necessary adjustments are made as part of ongoing reviews.

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

Total Receivable and Lease amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of total balances held. They are as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2002		2001		2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$10.7	.38%	$13.3	.37%	$11.9	.38%
Construction and forestry equipment	4.1	.36	4.9	.38	6.6	.55
Commercial and consumer equipment	1.3	.18	1.4	.23	1.1	.19
Recreational products	.1	.12	.3	.27	.1	.07

Total retail notes	16.2	.34	19.9	.35	19.7	.39
Revolving charge accounts *	14.8	1.71	9.5	1.17	10.2	1.31
Operating loans	38.9	7.03	.1	.02	1.1	.21
Wholesale receivables	13.2	.43	9.9	.33	7.6	1.05
Leases	10.5	.62	7.7	.39	9.1	.47

Total Receivables and Leases	$93.6	.86%	$47.1	.40%	$47.7	.53%

* Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $78 million, $100 million and $89 million at July 31, 2002, October 31, 2001 and July 31, 2001, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held represented 1.65, 1.78 and 1.75 percent of the ending retail notes receivable at July 31, 2002, October 31, 2001 and July 31, 2001, respectively. Amounts of operating loans 60 days or more past due have increased primarily due to the default by Allied Deals.

Total Receivable and Lease write-off amounts, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended July 31, 2002		Three Months Ended July 31, 2001

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$1.0	.17%	$1.1	.18%
Construction and forestry equipment	3.2	1.37	4.3	1.85
Commercial and consumer equipment	.2	.15
Recreational products	.3	1.48	.8	2.73

Total retail notes	4.7	.48	6.2	.63
Revolving charge accounts	4.5	2.42	3.8	2.36
Operating loans
Wholesale receivables	2.1	.32	1.0	.45
Leases	2.7	.68	1.7	.41

Total Receivables and Leases	$14.0	.60%	$12.7	.69%

Total Receivable and Lease write-off amounts, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Nine Months Ended July 31, 2002		Nine Months Ended July 31, 2001

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$4.1	.20%	$4.9	. 23%
Construction and forestry equipment	9.4	1.20	10.5	1.31
Commercial and consumer equipment	.6	.13	.2	.06
Recreational products	1.8	2.48	1.9	1.93

Total retail notes	15.9	.47	17.5	.52
Revolving charge accounts	12.2	1.90	9.9	1.77
Operating loans	1.0	.36	.8	.32
Wholesale receivables	4.4	.18	4.0	.52
Leases	8.1	.60	6.0	.41

Total Receivables and Leases	$41.6	.52%	$38.2	.60%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $134 million at July 31, 2002, compared with $134 million at October 31, 2001 and $132 million at July 31, 2001.

The Company's allowance for credit losses on all rReceivables held totaled $162 million at July 31, 2002, $110 million at October 31, 2001 and $99 million at July 31, 2001. The allowance for credit losses represented 1.57 percent of the total receivables held at July 31, 2002, 01.91 percent at October 31, 2001 and 1.13 percent at July 31, 2001. The increase in the allowance at July 31, 2002 was primarily due to the Allied Deals international trade finance receivables for which a loan loss has been accrued. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes the allowance is sufficient to provide for losses in its existing receivable portfolio.

The Company's other assets totaled $379 million at July 31, 2002, $237 million at October 31, 2001, and $211 million at July 31, 2001. The increase was primarily the result of the increase in the market values of interest rate swaps placed on a debt issuance a derivative instrument placed on debt issuances during the first nine months of 2002.

FASB Statements to be Adopted

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill related to acquisitions after June 30, 2001 not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of 2003. In the first nine months of 2002, the Company did not have goodwill or goodwill amortization. This Statement will not have an effect on the Company's financial position or net income.

Safe Harbor Statement

Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the United States Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in estimates and assumptions in the policies below could have a significant effect on the financial statements.

The allowance for credit losses represents an estimate of the losses expected from the Company's Receivable portfolio for payments that will not be collected. The level of the allowance is based on many factors, including collection experience, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly and is subject to an ongoing evaluation based on loss experience. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The carrying value of the equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sales price. The residual values are dependent on current economic conditions and are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company's primary sources of funds for this purpose is a combination of borrowings and equity capital, as well as sales of retail notes in the public market and in private sales. During the first nine months of 2002 and 2001, proceeds from the sale of receivables totaled $2,789 million and $1,444, respectively. Note 4 to the consolidated financial statements in the annual report on Form 10-K provides a summary of retail note securitizations. For additional information regarding current securitization gains and assumptions, see Note 8 to the consolidated financial statement presented above.

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

The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 80 percent% of the Company's acquisition volume for the nine months ended July 31, 2002. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

During the first nine months of 2002, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings and pay dividends to our parent company. Net cash provided by operating activities was $332 million in the first nine months of 2002. Cash provided by investing activities totaled $718 million in the first nine months of 2002, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $1,198 million in the first nine months of 2002, resulting from a decrease in borrowings and dividends paid to John Deere Credit Company, which in turn declared and paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $148 million during the first nine months of 2002.

During the first nine months of 2001, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $420 million in the first nine months of 2001. Cash provided by financing activities totaled $388 million in the first nine months of 2001, resulting primarily from an increase in total borrowings. Cash used for investing activities totaled $854 million in the first nine months of 2001 primarily due to Receivable and Lease acquisitions exceeding collections of Receivables and Leases, partially offset by proceeds from sales of Receivables and Leases. Cash and cash equivalents decreased $46 million during the first nine months of 2001.

Total interest-bearing indebtedness amounted to $9,615 million at July 31, 2002, compared with $10,383 million at October 31, 2001 and $7,747 million at July 31, 2001, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,881 million at July 31, 2002, compared with $6,524 million at October 31, 2001 and $4,395 million at July 31, 2001, while total long-term indebtedness amounted to $4,734 million, $3,859 million and $3,352 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.5 to 1, 5.4 to 1 and 6.5 to 1 at July 31, 2002, October 31, 2001 and July 31, 2001, respectively.

During the first nine months of 2002, the Company issued $1,500 million of 7.0% global notes due in 2012. The Company also entered into interest rate swaps related to these notes, which swapped the fixed rate of 7.0% to a variable rate of 2.9% at July 31, 2002. Additionally, the Company issued $1,066 million and retired $2,112 million of other long-term debt. On

In August 2002, the Company issued $500 million of 4.5% global notes due in 2007. The Company also entered into interest rate swaps related to $450 million of these notes, which swapped the fixed rate of 4.5% to a variable rate of 2.4% as of August 22, 2002.

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, loans from Deere & Company (if Deere & Company agrees to make funds available to the Company) and committed, unsecured bank lines of credit.

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

The Company expects to have sufficient sources of liquidity to meet its funding needs. The Company's worldwide commercial paper outstanding at July 31, 2002, October 31 2001 and July 31, 2001 was approximately $1.6 billion, $2.4 billion and $1.6 billion, respectively, while the total cash and short-term investment position was $.4 billion, $.5 billion and $.1 billion, respectively. Additionally, the Company had access to approximately $1.9 billion, $.5 billion and $.1 billion, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the Company, the lowering of the Company's credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

At July 31, 2002, the Capital Corporation and Deere & Company jointly maintained $4,060 million of unsecured lines of credit with various banks in North America and overseas, $1,701 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Stockholder's equity was $1,761 million at July 31, 2002, compared with $1,907 million at October 31, 2001 and $1,188 million at July 31, 2001. The decrease of $146 million in the first nine months of 2002 resulted primarily from dividend payments of $340 million, offset by net income of $173 million and a decrease in the unrealized loss on derivatives of $16 million.

The Capital Corporation declared and paid cash dividends of $340 million to John Deere Credit Company during the first nine months of fiscal 2002. John Deere Credit Company paid comparable dividends to Deere & Company. On August 29, 2002, the Capital Corporation also declared a $10 million dividend, to be paid to John Deere Credit Company on September 6, 2002. John Deere Credit Company, in turn, declared a $10 million dividend to Deere & Company, also payable on September 6, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the information under "Management's Discussion and Analysis" on pages 8 to 14 and under "Supplemental Information (Unaudited)" on pages 40 to 42 in the John Deere Capital Corporation's most recent annual report filed on Form 10-K. There has been no material change in this information.

Item 4.	Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.  The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 9, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

Item 2.	Changes in Securities and Use of Proceeds.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

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

(b) Reports on Form 8-K.

	Date of Report	Item	Financial Statements
	May 14, 2002	Items 5 & 7	Earnings release of John Deere Capital Corporation and press release of Deere & Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	September 10, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of John Deere Capital Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	September 10, 2002	By:	/s/ R. W. Lane

R. W. Lane
Principal Executive Officer

I, Nathan J. Jones, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of John Deere Capital Corporation,

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	September 10, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999).	----

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999).	----

12	Computation of ratio of earnings to fixed charges.	22

99.1	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2002 (Securities and Exchange Commission file number 1-4121*).	----

99.2	Statement of Robert W. Lane, Chairman and Principal Executive Officer of John Deere Capital Corporation, and Nathan J. Jones, Senior Vice President and Principal Financial Officer of John Deere Capital Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	23

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.