Form 10-K
period 2002-10-31
DEERE JOHN CAPITAL CORP
filed 2002-12-20
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2386361 (IRS employer identification number)

1 East First Street, Suite 600 Reno, Nevada 89501 (Address of principal executive offices) (Zip Code)	(775) 786-5527 (Telephone number)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
6 % Debentures Due 2009 8- 5/8% Subordinated Debentures Due 2019	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At December 1, 2002, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See Relationships of the Company with John Deere for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Italy (through a cooperation agreement), Luxembourg, Mexico, New Zealand, Spain, the United Kingdom and the United States.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases acquired from and offered through farm input providers, and provides insured international export financing generally involving John Deere products (operating loans). The Company also provides wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers a significant portion of the trade receivables originated by John Deere, which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At December 1, 2002, the Company had 1,479 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into four major business segments:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment and service parts for commercial and residential uses – including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

John Deere’s worldwide agricultural equipment, commercial and consumer equipment, construction and forestry equipment and special technologies operations are commonly referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

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

John Deere had net income of $319 million, or $1.33 per share diluted ($1.34 per share basic), in 2002, compared with a net loss of $64 million, or $.27 per share diluted ($.27 per share basic), in 2001. Special charges of $46 million, or $.18 per share diluted, in 2002 and $217 million, or $.91 per share diluted, in 2001, had a negative impact on the results for the respective years. These charges were related to the costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program last year. Excluding these costs, income in 2002 more than doubled to $365 million, or $1.51 per share diluted, compared with income of $153 million, or $0.64 per share diluted, in 2001. Better price realization as well as the favorable impact of John Deere’s broad-based cost and expense reduction initiatives were the primary drivers of the improved results in 2002. In addition, favorable customer response to new products contributed to achieving higher sales and more efficient production levels. These factors, in conjunction with a $323 million reduction in trade receivables and inventories, helped generate consolidated cash flow from operations of $1.9 billion for the year, well above 2001 levels.

John Deere’s net sales and revenues increased 5 percent to $13,947 million in 2002, compared with $13,293 million in 2001, primarily due to higher net sales. Net sales of the Equipment Operations increased 6 percent in 2002 to $11,703 million from $11,077 million last year. The sales increase reflected higher overseas sales of agricultural equipment, especially in Europe, the impact of acquisitions net of divestitures and higher sales of commercial and consumer equipment. Sales were down for construction and forestry equipment (excluding acquisitions) and also for agricultural equipment in the United States and Canada. Overseas sales rose by 19 percent in 2002 due to higher agricultural equipment sales mainly in Europe. Without the effect of foreign exchange rate changes, overseas sales would have been up 18 percent for the year.

The agricultural equipment segment had net sales of $6,738 million in 2002, compared to $6,269 million in 2001. The commercial and consumer equipment segment had net sales of $2,712 million in 2002, compared to $2,527 million in 2001. The construction and forestry segment had net sales of $2,199 million in 2002, compared to $2,226 million in 2001. The credit operations segment had revenues of $1,426 million in 2002, compared to $1,439 million in 2001.

Outlook for John Deere

Based on the market conditions outlined below, net equipment sales for the first quarter of 2003 are currently forecast to be up 20 to 25 percent from the same period last year, with John Deere-wide net income ranging from zero to $50 million. John Deere expects equipment sales for the full year to be up 8 to 10 percent and enterprise net income to be in a range of $500 million to $600 million. This includes the favorable impact of approximately $53 million, after-tax, from the first quarter adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, eliminating goodwill expense.

John Deere’s yearly earnings estimate also includes higher pension and postretirement benefit expense of between $250 million to $300 million pretax, as John Deere is modifying its assumptions to reflect recent trends in medical inflation, interest rates and equity returns. This compares with an increase in that expense in 2002 of approximately $115 million, before special items.

Agricultural Equipment.    Although commodity prices softened this fall, they remain well above year-ago levels and are helping support positive fundamentals in the global farm sector. In the United States and Canada, however, machinery sales have continued to lag mainly due to dry weather conditions and poor crop production in many key areas. In addition, while recently enacted legislation is generally supportive of higher farm income, some farmers are feeling near term cash flow pressure due to the absence of emergency government payments. As a result, John Deere believes that retail activity may be slow early in 2003 but will gather momentum in conjunction with spring planting and be higher for the year. In other areas, John Deere’s sales in Western Europe are expected to grow in 2003 as John Deere builds on last year’s strong response to newly introduced products and further increases its presence in this important region. John Deere’s sales in Australia are expected to be down due to drought conditions, while South American sales are forecast to be about the same as last year due to the uncertain economic situation in Brazil. As a result of these factors, worldwide sales of John Deere agricultural equipment are forecast to be up about 8 percent for the year.

Commercial and Consumer Equipment.    Shipments of John Deere commercial and consumer equipment are projected to be up about 15 percent for the year. Supporting the improved outlook is a recent strengthening in retail activity as well as the expected success of the new 100-series line of John Deere-brand lawn tractors that will be available in the spring. Because of John Deere’s efforts in 2001 and 2002 to reduce field inventories, sales are also expected to benefit from producing more in line with retail demand.

Construction and Forestry.    John Deere believes that construction equipment markets will continue to be pressured by lagging business investment and general weakness in sales to independent rental companies. Global forestry markets are expected to remain sluggish as well. In this environment, John Deere’s sales of construction and forestry equipment are forecast to be up about 2 percent for the year. In May 2002, under a new marketing agreement with Hitachi Construction Machinery Co., Ltd., John Deere began distributing Hitachi brand construction equipment in the United States and Canada and mining equipment in the Americas. Excluding these sales from both years, the segment’s sales are expected to decline approximately 2 percent.

Credit Operations.    Credit results for 2003 are expected to benefit from lower write-offs, growth in the loan portfolio and stable margins. On this basis, net income for the year is projected to increase more than 20 percent, to about $300 million. The Company’s net income for 2003, which does not include the credit operations in Canada, Brazil and Finland, is projected to increase more than 20 percent, to about $280 million.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company’s operations. In addition, the Company and John Deere have joint access to all of the Company’s lines of credit.

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative and other factors that influence demand for its products. All of the Company’s businesses are affected by changes in interest rates, demand for credit and competition.

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5%) are guaranteed by the Equipment Operations. The Company also performs all servicing and collection functions in North America. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

The terms and the basis on which the Company acquires retail notes and certain wholesale receivables from

John Deere are governed by agreements with John Deere, terminable by either John Deere or the Company on 30 days notice. As provided in these agreements, the Company agrees to the terms and conditions for purchasing the retail notes and wholesale receivables from John Deere. Under these agreements, John Deere is not obligated to sell notes to the Company, and the Company is obligated to purchase notes from John Deere only if the notes comply with the terms and conditions set by the Company.

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

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees’ creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2002 and 2001, the Company’s ratios were 1.97 to 1 and 1.53 to 1, respectively, and never less than 1.81 to 1 and 1.48 to 1 for any fiscal quarter of 2002 and 2001, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company.

In October 2001, the Company purchased $2.2 billion of United States wholesale receivables (trade receivables) from John Deere. The Company has continued purchasing a significant portion of newly originated wholesale receivables from John Deere. In the fourth quarter of 2002, the Company also began purchasing European wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to eight months for construction and forestry equipment, and from one to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates are set based on market factors. John Deere compensates the Company for the carrying costs related to these interest-free periods.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. The majority of these Receivables and Leases are derived from retail and wholesale sales and leases of agricultural equipment, commercial and consumer equipment, and construction and forestry equipment sold by John Deere dealers.

Deere Credit, Inc., a wholly-owned subsidiary of the Company, holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment.

On December 24, 2000, a federal charter was issued to FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of commercial and consumer equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan™ is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction dealers. See Note 2 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

The Company also offers insured international export financing products to select customers.

The Company also works with several leading farm input providers to offer crop input production loans (operating loans) for materials such as seeds and fertilizer. Additionally, the Company provides production loans directly to farmers for their total operating needs. These loans are secured by crops and equipment.

The Company finances wholesale inventories of John Deere engines, and John Deere agricultural, commercial and consumer and construction and forestry equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, commercial and consumer and construction and forestry retail notes. See Note 2 to the Consolidated Financial Statements under “Wholesale Receivables.”

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes. In most cases, the customers may, at their expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Theft and physical damage insurance is also required on goods securing wholesale notes and can be purchased through the Company or from other sources. Insurance is not required for goods purchased under revolving charge accounts.

Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in Note 2 and Note 5 to the Consolidated Financial Statements.

In some circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. These determinations are made according to the finance plans and retail terms, although some exceptions are made. Officers of the Company are responsible for reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company normally makes all of its own routine collections, settlements and repossessions on Receivables and Leases.

Retail notes and wholesale receivables provide for retention by John Deere or the Company of security interests in the goods financed under laws such as the Uniform Commercial Code, certain federal statutes and state motor vehicle laws. Security interest filings are also made for leases. However, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2002 and 2001, approximately 24 percent and 48 percent of the retail notes held by the Company bore a variable finance rate, respectively. This decrease was primarily due to increased securitizations of variable rate notes and customer preference for fixed rate notes as a result of the lower interest rate environment in 2002, compared with 2001. With the exception of agricultural retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2002	2001	2002	2001
Retail notes	54	72	29	28
New equipment:
Agricultural equipment	58	57	29	28
Construction and forestry equipment	44	44	31	30
Commercial and consumer equipment	54	54	28	27
Recreational products*		186	170	156
Used equipment:
Agricultural equipment	57	56	30	26
Construction and forestry equipment	42	43	26	25
Commercial and consumer equipment	53	51	27	29
Recreational products*		175	176	145
Financing leases	46	48	41	40
Equipment on operating leases	40	39	36	37

*The average actual life for recreational product receivables in 2002 increased from 2001 as a result of the Company’s decision to discontinue the origination and sale of notes to several outside financial institutions. There were no acquisitions of recreational product receivables in 2002. The average original term for recreational product receivables was longer than other equipment notes due to customer preferences and industry convention.

Maturities

The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2002 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars).

	One year	One to five years		Over five years
		Fixed rate	Variable rate	Fixed rate	Variable rate	2002 Total	2001	2000	1999	1998
Retail notes:
Agricultural equipment	$994	$1,449	$776	$30	$56	$3,305	$3,610	$2,983	$2,602	$2,285
Construction and forestry equipment	479	703	7	9		1,198	1,293	1,000	611	703
Commercial and consumer equipment	202	454	10	64		730	611	465	347	270
Recreational products	11	33		35		79	111	140	156	581

Total retail notes	1,686	2,639	793	138	56	5,312	5,625	4,588	3,716	3,839
Revolving charge accounts						896	814	688	604	554
Operating loans						561	501	422	297	197
Wholesale receivables						2,942	2,996	937	957	804
Financing leases						468	480	457	402	242
Equipment on operating leases						1,180	1,485	1,517	1,255	892

Total						$11,359	$11,901	$8,609	$7,231	$6,528

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2002	2001	2000	1999	1998
Balance, beginning of year	$110.4	$93.3	$83.6	$81.3	$85.9

Provision for credit losses	126.9	74.5	52.6	62.3	46.1

Write-offs:
Retail notes:
Agricultural equipment	(6.7)	(10.0)	(7.7)	(15.6)	(4.2)
Construction and forestry equipment	(17.3)	(16.9)	(7.3)	(5.7)	(6.0)
Commercial and consumer equipment	(1.2)	(.5)	(.5)	(.3)	(.7)
Recreational products	(3.3)	(3.5)	(4.0)	(5.4)	(8.2)

Total retail notes	(28.5)	(30.9)	(19.5)	(27.0)	(19.1)
Revolving charge accounts	(23.4)	(17.7)	(11.5)	(13.5)	(15.3)
Operating loans	(47.4)	(2.5)	(6.5)	(1.1)
Wholesale receivables	(7.7)	(6.8)	(4.2)	(2.4)	(3.2)
Financing leases	(12.0)	(9.4)	(8.5)	(6.7)	(4.0)

Total write-offs	(119.0)	(67.3)	(50.2)	(50.7)	(41.6)

Recoveries:
Retail notes:
Agricultural equipment	3.5	2.4	2.3	1.7	.9
Construction and forestry equipment	1.5	.6	.8	1.1	.7
Commercial and consumer equipment	.2	.2	.2	.2	.1
Recreational products	.9	1.1	1.1	1.9	1.9

Total retail notes	6.1	4.3	4.4	4.9	3.6
Revolving charge accounts	4.0	3.2	3.3	3.5	4.2
Operating loans	1.1	1.6	5.1	.5
Wholesale receivables	.8	(.6)	.7	.5	1.2
Financing leases	1.1	.8	.5	1.1	.4

Total recoveries	13.1	9.3	14.0	10.5	9.4

Total net write-offs	(105.9)	(58.0)	(36.2)	(40.2)	(32.2)

Transfers primarily related to receivable sales and purchases	(13.1)	.6	(6.7)	(19.8)	(18.5)

Balance, end of year	$118.3	$110.4	$93.3	$83.6	$81.3

Total net write-offs as a percentage of average Receivables	1.09%	.79%	.56%	.65%	.54%

Allowance as a percentage of total Receivables, end of year	1.16%	1.06%	1.32%	1.40%	1.44%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2002		2001		2000		1999		1998
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$19.2	32%	$20.6	35%	$16.3	42%	$14.5	44%	$11.9	41%
Construction and forestry equipment	33.2	12	23.7	12	22.5	14	15.5	10	17.5	12
Commercial and consumer equipment	6.9	7	6.0	6	4.5	7	3.5	6	2.8	5
Recreational products	2.5	1	3.5	1	4.6	2	4.7	2	14.0	10

Total retail notes	61.8	52	53.8	54	47.9	65	38.2	62	46.2	68
Revolving charge accounts	15.9	9	23.2	8	19.0	10	17.4	10	15.7	10
Operating loans	7.9	5	6.8	5	7.2	6	5.0	5	3.9	4
Wholesale receivables	19.8	29	15.8	29	10.1	13	15.0	16	11.3	14
Financing leases	12.9	5	10.8	4	9.1	6	8.0	7	4.2	4

Total	$118.3	100%	$110.4	100%	$93.3	100%	$83.6	100%	$81.3	100%

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 2002 and 2001.

The Company emphasizes convenient service to customers and endeavors to offer terms desired in its specialized markets such as seasonal schedules of repayment and rentals. The Company’s retail note finance rates and lease rental rates are generally believed to be in the range offered by other sales finance and leasing companies, although not as low as those of some banks and other lenders and lessors.

Regulation

In a number of states, state law limits the maximum finance rate on receivables. The present state limitations have not, thus far, significantly limited variable-rate finance charges or the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate, and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm PlanTM, PowerPlan®, and John Deere Credit Revolving Plan accounts receivable for such goods. To date, these laws and regulations have not had a significant adverse effect on the Company.

On December 24, 2000, a federal charter was issued to FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis.

Financing outside the United States is affected by a variety of laws, customs and regulations.

Item 2.  Properties.

The Company’s properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin; and leased office space in Bloomington, Illinois; Johnston, Iowa; Urbandale, Iowa; Reno, Nevada; Pittsburgh, Pennsylvania; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

Item 3.  Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction I(2).

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. In 2002, the Company declared and paid $350 million in cash dividends to John Deere Credit Company. In turn, John Deere Credit Company declared and paid $350 million in cash dividends to Deere & Company. The Company did not declare or pay cash dividends to John Deere Credit Company in 2001. In 2001, Deere & Company increased its investment in John Deere Credit Company by $700 million. In turn, John Deere Credit Company increased its investment in the Company by $700 million.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2002 Compared with 2001

Consolidated net income was $230.6 million for the year, compared with $157.8 million, respectively, last year. The results for this year benefited primarily from higher income earned on wholesale receivables, increased gains on retail note sales and improved interest rate spreads, partially offset by a higher provision for credit losses and losses related to the peso devaluation in Argentina. The ratio of earnings to fixed charges was 1.97 to 1 for 2002, compared with 1.53 to 1 for 2001.

Revenues totaled $1,356 million in 2002, compared to $1,216 million a year ago. Revenues increased primarily due to a 25 percent increase in the average balance of Receivables and Leases financed during 2002. Finance income earned on retail notes totaled $405 million in 2002, down 12 percent compared to $459 million in 2001. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues decreased $26 million to $410 million in 2002, primarily due to a 12 percent decrease in the average balance of equipment on operating leases. Finance income earned on wholesale receivables increased $143 million, to $221 million in 2002, from $78 million in 2001. This increase was primarily the result of the Company purchasing trade receivables from Deere & Company, as disclosed in Note 1 to the Consolidated Financial Statements. Revenues earned on revolving charge accounts amounted to $136 million in 2002, an 11 percent increase over revenues of $123 million earned during 2001. The increase was primarily due to growth of Farm PlanTM and John Deere Credit Revolving Plan receivables in 2002, compared with 2001. Revenues earned on operating loans decreased 26 percent to $26 million in 2002, from $35 million in 2001. This decrease was primarily due to declining interest rates earned on the average operating loan portfolio balance. Revenues earned from Deere & Company totaled $383 million in 2002 compared to $215 million a year ago. The increase was primarily the result of compensation paid by Deere & Company in connection with the Company’s purchase of trade receivables from John Deere, as described in Note 1. This compensation paid to the Company is market-based and is intended to approximate an amount which a third party would be required to pay.

The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $82 million during 2002, compared with $26 million for 2001. The higher net gain for 2002 was primarily due to increased sales of agricultural and construction and forestry retail notes of approximately $2,895 million total principal value during 2002, compared to the sale of agricultural retail notes of approximately $800 million total principal value in 2001. Securitization and servicing fee income totaled $46 million in 2002, compared with $31 million during 2001. The increase was primarily due to a 47% increase in average securitized retail notes outstanding in 2002 compared to 2001. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $363 million in 2002, compared with $453 million in 2001. This decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 5.9 percent in 2001 to 3.9 percent in 2002, partially offset by a 22 percent increase in average borrowings from $7,611 million in 2001 to $9,278 million in 2002.

Administrative and operating expenses totaled $209 million in 2002, compared with $170 million in 2001. This increase was primarily due to a $22 million loss related to the Argentine peso devaluation and the higher costs associated with administering a larger Receivable and Lease portfolio. As of October 31, 2002, the Argentine portfolio of Receivables and Leases had a carrying value of approximately $6 million.

Depreciation of equipment on operating leases decreased to $255 million in 2002, compared to $259 million in 2001 as a result of a lower average amount of equipment on operating leases, partially offset by lower residual values on newly originated operating leases. Interest and support fees paid to John Deere were $30 million in 2002, compared to $14 million in 2001. The increase was primarily due to the increased average borrowings from Deere & Company in 2002.

The provision for credit losses was $127 million in 2002, compared with $75 million in 2001. The increase was primarily due to the loan-loss provisions related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates (collectively called “Allied Deals”). Of the additional loan-loss provisions, $45 million covered the Company’s exposure on operating lines of credit provided to Allied Deals. The loans became non-performing in April 2002, after some of the underlying receivables collateral went into default in February 2002. During the second quarter of 2002, the Company obtained a judgment against Allied Deals, Inc. on one of the loans in the United States District Court for the Western District of Pennsylvania. Since then, involuntary bankruptcy petitions and other actions have been filed against Allied Deals, Inc. and some of its affiliates and principals. As a result, the Company has determined that collection of the loans is doubtful. The annualized provision for credit losses, as a percentage of the total average balance of Receivables financed, was 1.31 percent for 2002 and 1.01 percent for 2001. Total net write-offs of Receivables financed were $106 million during 2002, compared with $58 million in 2001. The increase in net write-offs from 2001 was primarily due to the default of Allied Deals.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2002 totaled $17,235 million, an increase of 46 percent, compared with volumes of $11,818 million during 2001. These higher volumes in 2002 resulted mainly from increased volumes of wholesale receivables (see Note 1), agricultural equipment retail notes, operating loans, and revolving charge accounts, partially offset by a decrease in the volume of operating leases originated and the discontinuation of financing recreational products. Excluding the balance of trade receivables from John Deere at October 31, 2002, acquisitions of receivables and leases were 2 percent higher in 2002 compared to last year. Receivables and Leases held by the Company at October 31, 2002 totaled $11,359 million, compared with $11,901 million at October 31, 2001. For the 2002 and 2001 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2002	2001	% Change	2002	2001	% Change
Retail notes:
Agricultural equipment	$3,212.6	$2,945.7	9%	$3,304.7	$3,609.7	(8)%
Construction and forestry equipment	853.1	862.1	(1)	1,198.2	1,293.0	(7)
Commercial and consumer equipment	414.4	398.5	4	729.8	611.6	19
Recreational products		578.0	(100)	79.0	111.0	(29)

Total	4,480.1	4,784.3	(6)	5,311.7	5,625.3	(6)
Revolving charge accounts	2,253.5	2,048.1	10	896.0	814.3	10
Operating loans	1,070.7	921.4	16	561.2	501.2	12
Wholesale receivables	8,888.8	3,299.9	169	2,942.2	2,995.5	(2)
Financing leases	190.0	207.3	(8)	467.5	479.5	(2)
Equipment on operating leases	351.6	557.1	(37)	1,180.0	1,484.8	(21)

Total	$17,234.7	$11,818.1	46%	$11,358.6	$11,900.6	(5)%

Retail note volumes decreased by approximately $304 million in 2002, compared with 2001. The decrease was primarily due to a decrease in the volumes of recreational product retail notes, as a result of the Company discontinuing offering financing for recreational vehicles and yachts in 2001. This was partially offset by an increase in agricultural retail notes, primarily as a result of an increase in John Deere agricultural equipment division sales. Revolving charge account and operating loan volumes increased primarily due to the increased demand for operating loans, Farm PlanTM and John Deere Credit Revolving Plan products. Wholesale receivable volumes increased in 2002 primarily as a result of the Company purchasing wholesale receivables (trade receivables) from John Deere throughout 2002 as described in Note 1 to the Consolidated Financial Statements. Lease volumes decreased due to the more attractive financing options available for retail note products.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2002	October 31, 2001
Receivables and Leases administered:
Owned by the Company	$11,358.6	$11,900.6
Sold and serviced – with limited recourse*	2,481.6	1,370.8
Sold and serviced – without recourse**	51.6	71.6
Serviced – without recourse***		9.7

Total Receivables and Leases administered	$13,891.8	$13,352.7

* The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2002 and 2001 was $204 million and $166 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2002 and 2001, exposure under these agreements was approximately $7 million and $9 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

** These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Finance Limited. These servicing rights were obtained in conjunction with the Company’s acquisition of John Deere Credit Limited (United Kingdom). This receivable portfolio was sold during the first quarter of 2002.

Retail notes bearing variable finance rates totaled 24 percent of the total retail note portfolio at October 31, 2002, compared with 48 percent at October 31, 2001. This decrease was primarily due to increased securitizations of variable rate notes and customer preference for fixed rate notes as a result of the lower interest rate environment in 2002, compared with 2001.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $45 million at October 31, 2002, compared with $41 million at October 31, 2001. In addition, these past due amounts represented .44 percent and .40 percent of the total Receivables held at those respective dates. The increase in Receivable amounts 60 days or more past due was primarily due to increased revolving charge account, operating loan and finance lease past dues. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $111 million and $100 million at October 31, 2002 and 2001, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 2.09 percent at October 31, 2002 and 1.78 percent at October 31, 2001. See Note 3 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $138 million at October 31, 2002, compared to $134 million at October 31, 2001. The Company’s allowance for credit losses on all Receivables financed at October 31, 2002 totaled $118 million and represented 1.16 percent of the total Receivables financed, compared with $110 million and 1.06 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

The Company’s other assets totaled $350 million at October 31, 2002 and $237 million at October 31, 2001. The increase was primarily the result of an increase in the market values of interest rate swaps made on debt issuances in 2002.

2001 Compared with 2000

Consolidated net income for the fiscal year ended October 31, 2001 was $157.8 million, compared with $140.8 million in 2000. The results for 2001 benefited primarily from higher volumes and improved interest rate spreads, partially offset by a higher provision for credit losses. The ratio of earnings to fixed charges was 1.53 to 1 for 2001, compared with 1.48 to 1 for 2000.

Revenues totaled $1,216 million in 2001, compared to $1,106 million in 2000. Revenues increased primarily due to a 12 percent increase in the average balance of Receivables and Leases financed. Finance income earned on retail notes totaled $459 million in 2001, up 14 percent compared to $404 million in 2000. This increase was primarily due to an 18 percent increase in the average balance of retail notes financed. Lease revenues increased $47 million to $436 million in 2001, primarily due to a 6 percent increase in the average balance of financing and operating leases financed. Finance income earned on wholesale receivables decreased $17 million, to $78 million in 2001, from $95 million in 2000. This decrease was primarily the result of a lower average balance of wholesale receivables financed and lower interest rates earned on wholesale receivables financed. Revenues earned on revolving charge accounts amounted to $123 million in 2001, a 12 percent increase over revenues of $110 million earned during 2000. The increase was primarily due to growth of Farm PlanTM receivables in 2001, compared with 2000. Revenues earned on operating loans increased 9 percent to $35 million in 2001, from $32 million in 2000.

The net gain on Receivables and Leases sold totaled $26 million during 2001, compared with $21 million for 2000. The higher net gain for 2001 was primarily the result of an increase in Receivables and Leases sold when compared to 2000. Securitization and servicing fee income totaled $31 million in 2001, compared with $30 million during 2000. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

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

The provision for credit losses was $75 million in 2001, compared with $53 million in 2000. Total write-offs of Receivables financed were $58 million during 2001, compared with $36 million in 2000. The increase in write-offs from 2000 was primarily related to the increase in construction and forestry equipment retail note and revolving charge write-offs.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2001 totaled $11,818 million, an increase of 33 percent, compared with volumes of $8,909 million during 2000. These higher volumes in 2001 resulted mainly from increased volumes of wholesale receivables, agricultural equipment retail notes, operating loans, and revolving charge accounts, partially offset by a decrease in the financing of operating leases. Excluding the purchase of $2.2 billion of trade receivables from John Deere at the end of October, acquisitions of receivables and leases were 8 percent higher in 2001, compared to 2000. Receivables and Leases held by the Company at October 31, 2001 totaled $11,901 million, compared with $8,609 million at October 31, 2000.

For the 2001 and 2000 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2001	2000	% Change	2001	2000	% Change
Retail notes:
Agricultural equipment	$2,945.7	$2,600.5	13%	$3,609.7	$2,983.0	21%
Construction and forestry equipment	862.1	752.3	15	1,293.0	1,000.1	29
Commercial and consumer equipment	398.5	330.1	21	611.6	465.0	32
Recreational products	578.0	339.3	70	111.0	139.6	(20)

Total	4,784.3	4,022.2	19	5,625.3	4,587.7	23
Revolving charge accounts	2,048.1	1,784.6	15	814.3	688.2	18
Operating loans	921.4	635.7	45	501.2	422.3	19
Wholesale receivables	3,299.9	1,517.8	117	2,995.5	937.0	220
Financing leases	207.3	224.5	(8)	479.5	456.4	5
Equipment on operating leases	557.1	723.8	(23)	1,484.8	1,517.1	(2)

Total	$11,818.1	$8,908.6	33%	$11,900.6	$8,608.7	38%

Retail note volumes increased by approximately $762 million in 2001, compared with 2000, primarily due to an increase in the volumes of agricultural equipment and recreational vehicle retail notes. Revolving charge account and operating loan volumes increased primarily due to the increased demand for operating loans, Farm PlanTM and John Deere Credit Revolving Plan products. Wholesale receivable volumes increased in 2001 primarily as a result of the Company purchasing $2.2 billion of wholesale receivables (trade receivables) from John Deere in October of 2001.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2001	October 31, 2000
Receivables and Leases administered:
Owned by the Company	$11,900.6	$8,608.7
Sold and serviced – with limited recourse*	1,370.8	1,867.4
Sold and serviced – without recourse**	71.6	91.4
Serviced – without recourse***	9.7	23.7

Total Receivables and Leases administered	$13,352.7	$10,591.2

* The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2001 and 2000 was $166 million and $168 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of three retail note sales. At October 31, 2001 and 2000, the maximum exposure under these agreements was approximately $9 million and $6 million, respectively.

** These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee until the servicing rights are assumed by their owners.

*** On February 1, 1999, the Company began servicing a receivable portfolio on behalf of Farming and Agricultural Finance Limited. These servicing rights were obtained in conjunction with the Company’s acquisition of John Deere Credit Limited.

Retail notes bearing variable finance rates totaled 48 percent of the total retail note portfolio at October 31, 2001, compared with 46 percent at October 31, 2000.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $41 million at October 31, 2001, compared with $29 million at October 31, 2000. In addition, these past due amounts represented .40 percent and .41 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $100 million and $68 million at October 31, 2001 and 2000, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.78 percent at October 31, 2001 and 1.48 percent at October 31, 2000.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $134 million at October 31, 2001, compared to $133 million at October 31, 2000. The Company’s allowance for credit losses on all Receivables financed at October 31, 2001 totaled $110 million and represented 1.06 percent of the total Receivables financed, compared with $93 million and 1.32 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes the allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The Company relies on its ability to continuously raise substantial amounts of funds to finance its Receivable and Lease portfolios. During 2002, the Company issued $3,502 million of term debt, maintained an average commercial paper balance of $1,702 million, and received proceeds of $2,968 million from sales of Receivables. At October 31, 2002, the Company’s funding profile included $1,422 million of commercial paper, $654 million of intercompany loans from Deere & Company, $7,540 million of unsecured term debt, $2,410 million of securitizations and $1,812 million of equity capital. For funding diversification purposes, the Company has historically sought to maintain securitizations at between 20 and 30 percent of its non-equity funding base. Note 4 to the Consolidated Financial Statements provides a summary of retail note securitizations.

The Company’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Exhibit 99 and Business of John Deere, Outlook for John Deere and Relationships of the Company with John Deere above.

The Company’s ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company’s ability to sell these assets.

The Company’s business is seasonal, with overall acquisition volumes of Receivables and Leases traditionally higher in the second half of the fiscal year than in the first half, and overall collections of Receivables and Leases traditionally somewhat higher in the first six months than in the last six months of the fiscal year.

The financing of retail purchases and leases of John Deere products and of trade receivables owned by John Deere dealers represented approximately 79 percent of the Company’s acquisition volume for 2002. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, labor actions, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The aggregate net cash provided by operating and investing activities was primarily used to decrease borrowings and pay dividends to the Company’s parent company. Net cash provided by operating activities was $652 million in 2002. Investing activities provided $204 million during the same period, primarily due to proceeds from the sale of receivables, partially offset by Receivable and Lease acquisitions exceeding collections. Net cash used for financing activities totaled $1,209 million resulting from a decrease in total borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $354 million during 2002. See “Statements of Consolidated Cash Flows.”

Over the past three years, operating activities provided $1,688 million in cash. In addition, the sale of Receivables and Leases provided $6,423 million and an increase in total net borrowings provided $3,377 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $11,433 million, and to pay $370 million in dividends.

Total interest-bearing indebtedness amounted to $9,653 million at October 31, 2002, compared with $10,382 million at October 31, 2001, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,272 million at October 31, 2002, compared with $6,523 million at October 31, 2001. Total long-term indebtedness amounted to $5,381 million at October 31, 2002 and $3,859 million at October 31, 2001. The ratio of total interest-bearing debt to stockholder’s equity was 5.3 to 1 and 5.4 to 1 at October 31, 2002 and 2001, respectively.

The Company maintained unsecured lines of credit with various banks in North America and overseas. See Note 6 to the Consolidated Financial Statements.

During 2002, the Company issued $1,500 million of 7.0% global notes due in 2012 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of 2.8% at October 31, 2002. Additionally, the Company issued $500 million of 4.5% global notes due in 2007 and entered into interest rate swaps related to $450 million of these notes, which swapped the fixed rate to a variable rate of 2.5% at October 31, 2002. The Company retired $300 million of 7.0% notes due in 2002. The Company also issued $1,502 million and retired $2,234 million of other long-term borrowings, which were primarily medium-term notes.

In December 2002, the Company issued $300 million of 3.1% medium-term notes due in 2005. The Company also entered into interest rate swaps related to $150 million of these notes, which swapped the fixed rate to a variable rate of 1.7% as of December 11, 2002.

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, loans from Deere & Company (if Deere & Company agrees to make funds available to the Company) and committed and uncommitted, unsecured bank lines of credit.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Such rating changes generally impact the availability and cost of funds.

The short-term and long-term debt ratings assigned to Company securities by Moody’s Investors Service, Inc., Standard & Poor’s and Fitch Ratings are investment grade ratings. On May 28, 2002, Standard & Poor’s lowered the long-term rating of the Company to “A-” from “A”, and the short-term rating to “A-2” from “A-1”. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed on March 11, 2002 and assigned a stable outlook. On May 24, 2002, Fitch Ratings affirmed the Company’s “A” senior long-term and “F1” short-term ratings while maintaining a negative rating outlook. On February 15, 2002, Moody’s Investors Service lowered the long-term rating of the Company to “A3” from “A2”, and the short-term rating to “Prime-2” from “Prime-1”. Moody’s assigned a stable outlook as part of this rating action. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. On each of these dates, the relevant rating agency took similar action with respect to Deere & Company’s ratings.

The Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s commercial paper outstanding at October 31, 2002 and October 31, 2001 was approximately $1,422 million and $2,359 million, respectively, while the total cash and short-term investment position was $148 million and $502 million, respectively. Additionally, the Company had access to approximately $2,639 million and $455 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the Company, the lowering of the Company’s credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

Stockholder’s equity was $1,812 million at October 31, 2002, compared with $1,907 million and $1,108 million at October 31, 2001 and 2000, respectively. The decrease in 2002 was primarily due to dividend payments of $350 million, partially offset by net income of $230 million and a decrease in the unrealized loss on derivatives of $18 million. As a result of the Company’s match-funding policy described in Note 16, the Company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the Company’s floating rate borrowings. The impact of decreasing interest rates on these swaps is the primary component of the unrealized loss on derivatives. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by the lower interest expense on the floating rate borrowings, effectively providing fixed rate funding.

The Capital Corporation declared and paid cash dividends of $350 million to John Deere Credit Company in 2002. John Deere Credit Company paid comparable dividends to Deere & Company. During 2001, the Capital Corporation did not declare or pay cash dividends to John Deere Credit Company.

Safe Harbor Statement

Statements under the “Outlook for John Deere” heading above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the United States Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates (including Argentina), because deteriorating economic conditions and political instability can result in higher loan losses. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the Deere & Company Form 10-K for the fiscal year ended October 31, 2002 filed with the Securities and Exchange Commission and portions of which are filed with this report as Exhibit 99.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in estimates and assumptions in the policies below could have a significant effect on the financial statements.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses expected from the Company’s Receivable portfolio for payments that will not be collected. The level of the allowance is based on many factors, including collection experience, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

Operating Lease Residual Values

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. See Note 16 to the Consolidated Financial Statements for additional detailed financial instrument information.

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2002 and October 31, 2001 would have been approximately $45 million and $29 million, respectively.

Foreign Currency Risk

The Company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the United States dollar relative to all other foreign currencies would not have a material effect on the Company’s cash flows.

Item 8.  Financial Statements and Supplementary Data.

See accompanying table of contents of financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to instruction I(2).

Item 11.  Executive Compensation.

Omitted pursuant to instruction I(2).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to instruction I(2).

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to instruction I(2).

Item 14.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, after an evaluation on December 13, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. “Disclosure controls and procedures” are defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    (1)      Financial Statements

         (2)      Financial Statement Schedules

See the table of contents to financial statements and schedules immediately preceding the financial statements and schedules to consolidated financial statements.

         (3)      Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

(b)    Reports on Form 8-K

Date of Report	Item	Financial Statements
August 13, 2002	Items 5 & 7	Earnings release of John Deere Capital Corporation and press release of Deere & Company
September 30, 2002	Item 5	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ R. W. Lane
R. W. Lane Chairman and Chief Executive Officer

Date:    December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Robert W. Lane, Jon D. Volkert and James H. Becht, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date
/s/ R. W. Lane R. W. Lane	Director, Chairman and Chief Executive Officer	) ) )
)
)
/s/ James W. Eiler James W. Eiler	Director	) ) )
)
)
/s/ David C. Everitt David C. Everitt	Director	) ) December 20, 2002 )
)
)
/s/ James A. Israel James A. Israel	Director	) ) )
)
)
/s/ John J. Jenkins John J. Jenkins	Director	) ) )

Signature	Title	Date
/s/ Nathan J. Jones Nathan J. Jones	Director, Senior Vice President and Principal Financial Officer	) ) )
)
)
/s/ Pierre E. Leroy Pierre E. Leroy	Director	) ) )
)

/s/ H. J. Markley H. J. Markley	Director	) ) )
)
)
/s/ M. P. Orr M. P. Orr	Director	) ) December 20, 2002 )
)
)
/s/ Stephen Pullin Stephen Pullin	Director	) ) )
)
)
/s/ Jon D. Volkert Jon D. Volkert	Director and President	) ) )

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this annual report on Form 10-K of John Deere Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	By:	/s/ R. W. Lane

R. W. Lane Principal Executive Officer

I, Nathan J. Jones, certify that:

1.	I have reviewed this annual report on Form 10-K of John Deere Capital Corporation,

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	By:	/s/ Nathan J. Jones
Nathan J. Jones Principal Financial Officer

[Letterhead]
Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601

INDEPENDENT AUDITORS’ REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2002 and 2001 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Chicago, Illinois

November 19, 2002

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
For the Years Ended October 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000
Revenues
Finance income earned on retail notes	$404.6	$458.6	$403.8
Lease revenues	410.2	436.3	388.9
Revolving charge account income	136.2	122.5	110.0
Finance income earned on wholesale receivables	220.7	78.2	95.1
Operating loan income	25.8	35.0	31.7
Securitization and servicing fee income	46.5	30.9	29.8
Net gain on receivables and leases sold	82.1	26.3	20.6
Interest income from short-term investments	9.8	11.3	8.4
Other income	19.6	16.6	17.6

Total revenues	1,355.5	1,215.7	1,105.9

Expenses
Interest expense	363.2	453.4	440.2
Operating expenses:
Administrative and operating expenses	208.7	169.8	156.0
Provision for credit losses	126.9	74.5	52.6
Fees paid to John Deere	30.4	13.8	15.5
Depreciation of equipment on operating leases	255.3	258.5	224.8

Total operating expenses	621.3	516.6	448.9

Total expenses	984.5	970.0	889.1

Income of consolidated group before income taxes	371.0	245.7	216.8
Provision for income taxes	136.6	84.6	76.6

Income of consolidated group	234.4	161.1	140.2
Equity in income (loss) of unconsolidated affiliates	(3.8)	(3.3)	0.6

Net income	230.6	157.8	140.8
Cash dividends declared	(350.0)		(20.0)
Retained earnings at beginning of the year	1,163.3	1,005.5	884.7

Retained earnings at end of the year	$1,043.9	$1,163.3	$1,005.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
As of October 31, 2002 and 2001
(in millions)

	2002	2001
Assets
Cash and cash equivalents	$147.8	$502.2
Receivables and leases:
Retail notes	5,311.7	5,625.3
Revolving charge accounts	896.0	814.3
Operating loans	561.2	501.2
Wholesale receivables	2,942.2	2,995.5
Financing leases	467.5	479.5

Total receivables	10,178.6	10,415.8
Allowance for credit losses	(118.3)	(110.4)

Total receivables – net	10,060.3	10,305.4

Notes receivable – unconsolidated affiliates	259.9	313.9
Other receivables	96.9	77.7
Equipment on operating leases – net	1,180.0	1,484.8
Investments in unconsolidated affiliates	7.1	5.9
Other assets	350.4	236.6

Total Assets	$12,102.4	$12,926.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,422.0	$2,358.5
Other notes payable	37.5	23.9
John Deere	654.0	1,612.4
Current maturities of long-term borrowings	2,158.6	2,528.7

Total short-term borrowings	4,272.1	6,523.5

Accounts payable and accrued liabilities:
Accrued interest on debt	52.3	44.4
Other payables	446.3	459.0

Total accounts payable and accrued liabilities	498.6	503.4

Deposits withheld from dealers and merchants	138.4	134.2

Long-term borrowings:
Senior debt	5,231.3	3,708.8
Subordinated debt	150.0	150.0

Total long-term borrowings	5,381.3	3,858.8

Total liabilities	10,290.4	11,019.9

Stockholder’s equity
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8

Retained earnings	1,043.9	1,163.3

Cumulative translation adjustment	(2.2)	(7.9)
Unrealized loss on derivatives	(44.1)	(61.6)
Unrealized gain on investments	1.6

Total accumulated other comprehensive income (loss)	(44.7)	(69.5)

Total stockholder’s equity	1,812.0	1,906.6

Total Liabilities and Stockholder’s Equity	$12,102.4	$12,926.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Years Ended October 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$230.6	$157.8	$140.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	126.9	74.5	52.6
Provision for depreciation and amortization	260.8	263.8	228.2
Provision for deferred income taxes	20.5	32.1	17.6
Undistributed earnings of unconsolidated affiliates	3.8	3.3	(0.6)
Other	9.0	(9.8)	75.6

Net cash provided by operating activities	651.6	521.7	514.2

Cash Flows from Investing Activities:
Cost of receivables acquired	(16,883.1)	(11,261.0)	(8,184.8)
Collections of receivables	14,101.8	6,376.3	6,050.4
Cost of operating leases acquired	(351.6)	(557.1)	(723.8)
Proceeds from sales of equipment on operating leases	416.9	301.3	228.0
Change in notes receivable – unconsolidated affiliates	54.1	(173.9)	(135.2)
Proceeds from sales of Receivables	2,967.8	1,530.6	978.3
Acquisitions of businesses	(9.7)	(7.2)
Other	(92.1)	(7.4)	(13.0)

Net cash provided by (used for) investing activities	204.1	(3,798.4)	(1,800.1)

Cash Flows from Financing Activities:
Change in commercial paper	(970.3)	(108.2)	1,209.4
Change in extendible commercial notes and other notes payable	16.2	19.8	(2.7)
Change in payable with John Deere	(872.9)	1,037.0	388.4
Proceeds from issuance of long-term borrowings	3,502.1	3,779.8	1,865.0
Principal payments on long-term borrowings	(2,533.8)	(1,804.9)	(2,147.7)
Dividends paid	(350.0)		(20.0)
Capital investment from Deere & Company		700.0

Net cash provided by (used for) financing activities	(1,208.7)	3,623.5	1,292.4

Effect of exchange rate changes on cash	(1.4)	(0.5)
Net increase (decrease) in cash and cash equivalents	(354.4)	346.3	6.5
Cash and cash equivalents at the beginning of year	502.2	155.9	149.4

Cash and cash equivalents at the end of year	$147.8	$502.2	$155.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries
Statement of Changes in Consolidated Stockholder’s Equity
For the Years Ended October 31, 2002, 2001 and 2000
(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)
Balance October 31, 1999	$997.7	$112.8	$884.7	$0.2

Comprehensive income (loss)
Net income	140.8		140.8
Other comprehensive income (loss) –
Cumulative translation adjustment	(10.4)			(10.4)

Total comprehensive income	130.4

Dividends declared	(20.0)		(20.0)

Balance October 31, 2000	1,108.1	112.8	1,005.5	(10.2)

Comprehensive income (loss)
Net income	157.8		157.8
Other comprehensive income (loss)
Cumulative translation adjustment	2.3			2.3
Unrealized loss on derivatives	(61.6)			(61.6)

Total comprehensive income	98.5

Capital investment from Deere & Company	700.0	700.0

Balance October 31, 2001	1,906.6	812.8	1,163.3	(69.5)

Comprehensive income (loss)
Net income	230.6		230.6
Other comprehensive income (loss)
Cumulative translation adjustment	5.7			5.7
Unrealized gain on derivatives	17.5			17.5
Unrealized gain on investments	1.6			1.6

Total comprehensive income	255.4

Dividends declared	(350.0)		(350.0)

Balance October 31, 2002	$1,812.0	$812.8	$1,043.9	$(44.7)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Italy (through a cooperation agreement), Luxembourg, Mexico, New Zealand, Spain, the United Kingdom and the United States.

Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

Deere & Company has a minority ownership interest in certain John Deere construction and forestry equipment dealers. Wholesale receivables associated with these dealers have been classified on the financial statements as “Notes receivable—unconsolidated affiliates”.

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5%) are guaranteed by the Equipment Operations. The Company also performs all servicing and collection functions in North America. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Special purpose entities (SPEs) related to the sale and securitization of financing receivables are not consolidated since the Company does not control these entities, and they either meet the requirements of qualified SPEs under Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or the Company is not the primary beneficiary of the SPE. See Note 4 for additional information on retail note securitizations.

Certain amounts for prior years have been reclassified to conform to 2002 financial statement presentation. Specifically, the balance sheet caption “Equipment on operating leases” has been reclassified and is shown separately from receivables for the current and prior periods.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated to United States dollars at the end of the period exchange rates, and the revenues and expenses are translated to United States dollars at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder’s equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interest method effective June 30, 2001. Statement No. 142 requires that goodwill related to acquisitions after June 30, 2001 not be amortized and written down only for impairments. Upon adoption of this Statement, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt Statement No. 142 in the first quarter of 2003. In 2002, the Company did not have goodwill or goodwill amortization. This Statement will not have an effect on the Company’s financial position or net income. In 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. In 2001, the FASB also issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. In July 2002, the FASB issued Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. The Company does not expect the adoption of these Statements to have a material effect on the Company’s financial position or net income.

Significant Events

In October 2001, the Company purchased $2.2 billion of United States wholesale receivables (trade receivables) from John Deere. The Company has continued purchasing a significant portion of newly originated wholesale receivables from John Deere. In the fourth quarter of 2002, the Company also began purchasing European wholesale receivables (trade receivables) from John Deere. John Deere compensated the Company at market rates of interest for these trade receivables during 2002. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to eight months for construction and forestry equipment, and from one to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates are set based on market factors. John Deere compensates the Company for the carrying costs related to these interest-free periods.

In 2002, the Company through its affiliate, Deere Credit, Inc., became the sole member of iVesta Financial Solutions LLC (iVesta) when the other initial member withdrew. At October 31, 2002, iVesta was fully consolidated with the Company.

Note 2.  Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agricultural, construction and forestry, and commercial and consumer equipment divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2002	2001
Agricultural equipment – new	$2,293.7	$2,439.1
Agricultural equipment – used	1,409.0	1,725.5
Construction and forestry equipment – new	1,176.0	1,288.9
Construction and forestry equipment – used	142.1	167.8
Commercial and consumer equipment – new	804.0	683.9
Commercial and consumer equipment – used	47.6	38.4
Recreational products	123.3	176.0

Total	5,995.7	6,519.6

Unearned finance income:
Equipment	(639.7)	(830.0)
Recreational products	(44.3)	(64.3)

Total	(684.0)	(894.3)

Retail notes receivable	$5,311.7	$5,625.3

Retail notes acquired by the Company during the year ended October 31, 2002 had an estimated average original term (based on dollar amounts) of 54 months. During 2001 and 2000, the estimated average original term was 72 and 64 months, respectively. The decrease in estimated average original term is primarily the result of the Company discontinuing offering financing for recreational products, which carried a longer average original term. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2002, 2001 and 2000 was 29, 28 and 27 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2002	2001
Due in:
0-12 months	$1,926.0	$1,969.2
13-24 months	1,538.6	1,700.0
25-36 months	1,121.0	1,317.2
37-48 months	746.9	873.8
49-60 months	445.3	461.1
Over 60 months	217.9	198.3

Total	$5,995.7	$6,519.6

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	4-8 crop years
Monthly payments	20%	48-96 months
Construction and forestry equipment:
New	15%	48-60 months
Used	20%	36 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-6 years
Monthly payments	10%	36-72 months

During 2002, 2001 and 2000, the Company received proceeds of $2,968 million, $1,531 million and $978 million, respectively, from the sale of Receivables (including securitized sales). The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables and Leases it has sold. All Receivables and Leases sold are collateralized by security agreements on the related equipment. The Company’s estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2002, 2001 and 2000 was $204 million, $166 million and $168 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2002 and 2001, the maximum exposure under these agreements was approximately $7 million and $9 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2002, 2001 and 2000, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $2,533 million, $1,442 million and $1,959 million, respectively.

Finance income is recognized over the lives of the retail notes on the effective-yield basis. During 2002, the average effective yield on retail notes held by the Company was approximately 8.7 percent, compared with 9.7 percent in 2001 and 10.2 percent in 2000. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes on the effective-yield basis.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 34 percent in 2002, 32 percent in 2001 and 30 percent in 2000.

A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (generally 3 percent, 2 percent for select dealers) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In most cases, the customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm PlanTM, PowerPlan® and the John Deere Credit Revolving Plan. Farm PlanTM is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm PlanTM as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm PlanTM income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm PlanTM. Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2002 totaled $896 million, compared with $814 million at October 31, 2001. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers to finance the acquisition of seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $561 million at October 31, 2002 compared with $501 million at October 31, 2001.

Financing Leases

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2002	2001
Agricultural equipment	$169.9	$155.3
Construction and forestry equipment	91.6	240.7
Commercial and consumer equipment	101.2	95.1
Other equipment	140.1	22.7

Total	502.8	513.8
Estimated residual values	46.2	57.5
Unearned finance income	(81.5)	(91.8)

Financing leases receivable	$467.5	$479.5

Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2002	2001
Due in:
0-12 months	$195.9	$168.2
13-24 months	139.5	143.0
25-36 months	88.7	97.9
37-48 months	48.1	60.2
Over 48 months	30.6	44.5

Total	$502.8	$513.8

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are no deposits withheld on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere engines, agricultural equipment, commercial and consumer equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. Generally, the maximum maturity for wholesale notes that are included in wholesale receivables is 12 months. Additional information is presented in Note 1 to the Consolidated Financial Statements.

In October 2001, the Company purchased $2.2 billion of United States wholesale receivables (trade receivables) from John Deere. The Company has continued purchasing a significant portion of newly originated wholesale receivables from John Deere. In the fourth quarter of 2002, the Company also began purchasing European wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to eight months for construction and forestry equipment, and from one to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates are set based on market factors. John Deere compensates the Company for the carrying costs related to these interest-free periods.

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

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agricultural, construction and forestry, commercial and consumer, and recreational product business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables other than certain revolving charge accounts.

Note 3.   Allowance for Credit Losses, Delinquencies and Write-offs

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on collection experience, economic conditions and credit risk quality.

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2002	2001	2000
Balance, beginning of the year	$110.4	$93.3	$83.6
Provision for credit losses	126.9	74.5	52.6
Total net write-offs	(105.9)	(58.0)	(36.2)
Transfers primarily related to receivable sales and purchases	(13.1)	.6	(6.7)

Balance, end of the year	$118.3	$110.4	$93.3

The allowance for credit losses represented 1.16 percent, 1.06 percent and 1.32 percent of Receivables financed at October 31, 2002, 2001 and 2000, respectively. In addition, the Company had $138 million, $134 million and $133 million at October 31, 2002, 2001 and 2000, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies

Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm PlanTM, PowerPlan® and John Deere Credit Revolving Plan account. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, accrual of finance income on interest-bearing wholesale receivables is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses. Although amounts are not withheld from dealers to cover uncollectible wholesale receivables, there are usually repurchase agreements with non-John Deere manufacturers for new inventories held by dealers.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product and as a percentage of Receivables. They are as follows (in millions of dollars):

	October 31, 2002		October 31, 2001		October 31, 2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$6.9	.21%	$13.3	.37%	$8.9	.30%
Construction and forestry equipment	6.8	.57	4.9	.38	4.5	.45
Commercial and consumer equipment	.6	.08	1.4	.23	.9	.19
Recreational products			.3	.27	.1	.07

Total retail notes	14.3	.27	19.9	.35	14.4	.31
Revolving charge accounts *	14.5	1.62	9.5	1.17	9.3	1.35
Operating loans	3.0	.53	.1	.02	.7	.17
Wholesale receivables	10.6	.36	9.9	.33	3.0	.32
Financing leases	2.6	.56	2.0	.42	1.4	.31

Total Receivables	$45.0	.44	$41.4	.40	$28.8	.41

  *  Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total Receivable non-accrual amounts, which represent non-performing loans the Company has ceased accruing interest for, by product and as a percentage of year-end total balances were as follows (in millions of dollars):

	2002		2001		2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$9.9	.30%	$7.0	.19%	$8.5	.29%
Construction and forestry equipment	28.8	2.40	3.4	.26	1.7	.17
Commercial and consumer equipment	1.2	.16	.8	.13	.6	.13
Recreational products	.3	.38	.2	.15	.3	.22

Total retail notes	40.2	.76	11.4	.20	11.1	.24
Revolving charge accounts
Operating loans
Wholesale receivables
Financing leases	4.1	.88	3.2	.67	4.4	.96

Total Receivables	$44.3	.44	$14.6	.14	$15.5	.22

The increase in non-accrual amounts presented above is primarily related to the uncertainty of interest collection related to a few John Deere construction, mining and other commercial equipment Receivables.

Write-offs

Total Receivable net write-off amounts, by product and as a percentage of average balances held during the year were as follows (in millions of dollars):

	2002		2001		2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$3.2	.11%	$7.6	.28%	$5.4	.20%
Construction and forestry equipment	15.8	1.46	16.3	2.11	6.5	.85
Commercial and consumer equipment	1.0	.15	.3	.08	.3	.08
Recreational products	2.4	2.58	2.4	1.69	2.9	2.03

Total retail notes	22.4	.48	26.6	.66	15.1	.38
Revolving charge accounts	19.4	2.17	14.5	1.81	8.2	1.14
Operating loans	46.3	11.45	.9	.28	1.4	.66
Wholesale receivables	6.9	.21	7.4	.71	3.5	.34
Financing leases	10.9	2.37	8.6	1.92	8.0	1.84

Total Receivables	$105.9	1.09	$58.0	.79	$36.2	.56

The increase in write-offs was primarily related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates (collectively called “Allied Deals”). Of the additional write-offs, $45 million covered the Company’s exposure on operating lines of credit provided to Allied Deals. The loans became non-performing in April 2002, after some of the underlying receivables collateral went into default in February 2002. During the second quarter of 2002, the Company obtained a judgment against Allied Deals, Inc. on one of the loans in the United States District Court for the Western District of Pennsylvania. Since then, involuntary bankruptcy petitions and other actions have been filed against Allied Deals, Inc. and some of its affiliates and principals. As a result, the Company has determined that collection of the loans is doubtful.

Note 4.  Retail Note Securitizations

The Company periodically sells receivables to special purpose entities in securitizations of retail notes. It retains interest-only strips, servicing rights and, in some cases, cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The Company receives annual servicing fees of approximately 1 percent of the outstanding balance, and rights to future cash flows. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing. The Company’s maximum exposure under recourse provisions related to securitizations was $202 million and $166 million at October 31, 2002 and 2001, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company’s retained interests, the values of which are included in the recourse provisions, are subordinate to investor’s interests and their values are subject to certain key assumptions. The total assets and liabilities of the unconsolidated SPEs related to securitizations at October 31, 2002 were $2,625 million and $2,543 million, respectively.

The Company recognized pretax gains on retail notes securitized during 2002 and 2001 of $71 million and $7 million, respectively. Key assumptions used to initially determine the fair value of the retained interests in 2002 and 2001 are as follows:

Key Assumptions:

	Notes Securitized in 2002	Notes Securitized in 2001
Weighted-average maturity	19 Months	20 Months
Average annual prepayment rate	22 Percent	20 Percent
Average expected annual credit losses	.42 Percent	.29 Percent
Discount rate on retained interests and subordinate tranches	13 Percent	13 Percent

Cash flows received from securitization trusts in millions of dollars were as follows:

	2002	2001
Proceeds from new securitizations	$2,870	$800
Servicing fees received	28	19
Other cash flows received	100	49

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2002	2001
Retail Note Securitizations
Carrying amount/fair value of retained interests	$107	$89
Weighted-average life (in months)	16	13
Prepayment speed assumption (annual rate)	19%	19%
Impact on fair value of 10% adverse change	$.8	$.2
Impact on fair value of 20% adverse change	$1.8	$.4
Expected credit losses (annual rate)	.38%	.35%
Impact on fair value of 10% adverse change	$1.0	$.5
Impact on fair value of 20% adverse change	$2.0	$.9
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$2.5	$2.1
Impact on fair value of 20% adverse change	$4.9	$4.2

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

Principal balances of owned, securitized and total managed retail notes, past due amounts and net credit losses, as of and for the years ended October 31, 2002 and October 31, 2001 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2002
Owned	$5,242	$15	$23
Securitized	2,410	13	9

Managed	$7,652	$28	$32

2001
Owned	$5,400	$19	$26
Securitized	1,300	12	9

Managed	$6,700	$31	$35

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Notes Securitized in 2002	Notes Securitized in 2001
Actual and Projected Credit Losses as of:
October 31, 2002	.61%	.54%
October 31, 2001		.60%

Note 5.  Equipment on Operating Leases

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2002	2001
Agricultural equipment	$975.2	$1,211.9
Construction and forestry equipment	466.3	544.1
Commercial and consumer equipment	158.3	147.8
Other equipment	67.3	45.3

Total	1,667.1	1,949.1
Accumulated depreciation	(487.1)	(464.3)

Equipment on operating leases – net	$1,180.0	$1,484.8

Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2002	2001
Due in:
0-12 months	$229.9	$280.2
13-24 months	136.3	187.0
25-36 months	61.1	92.8
37-48 months	20.0	33.8
Over 48 months	8.2	13.8

Total	$455.5	$607.6

As with construction and forestry retail notes, there are no deposits withheld on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $7 million, $6 million and $4 million at October 31, 2002, 2001 and 2000, respectively.

Note 6.  Short-Term Borrowings

On October 31, 2002, short-term borrowings were $4,272 million, $1,422 million of which was commercial paper. Short-term borrowings were $6,524 million on October 31, 2001, $2,359 million of which was commercial paper. The Company’s short-term debt also includes amounts borrowed from John Deere, which totaled $654 million and $1,612 million at October 31, 2002 and 2001, respectively. The Company pays a market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted-average interest rate on total short-term borrowings at October 31, 2002 and 2001, excluding current maturities of long-term borrowings, was 2.6 percent and 3.0 percent, respectively.

At October 31, 2002, the Company and Deere & Company jointly maintained $4,058 million of unsecured lines of credit with various banks in North America and overseas, $2,186 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Company and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term commitment of the banks expiring on February 20, 2006. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company’s ratio of senior debt to total stockholder’s equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company’s ratio of senior debt to total stockholder’s equity plus subordinated debt was 4.8 to 1 at October 31, 2002, compared to 5.0 to 1 at October 31, 2001. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2002 and 2001, the Company’s ratios were 1.97 to 1 and 1.53 to 1, respectively, and never less than 1.81 to 1 and 1.48 to 1 for any fiscal quarter of 2002 and 2001, respectively.

Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on, its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company.

Note 7.  Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2002		2001
Senior Debt:**
Medium-term notes due 2004-2007 (principal $2,137 - 2002, $2,555 - 2001):
Average interest rate of 2.5% - 2002 and 4.6% - 2001	$2,144	*	$2,573	*
Floating Rate Notes due 2003
Interest rate of 2.7% - 2001			200
5.125% Notes due 2006 ($600 principal):
Swapped to variable interest rate of 2.5% - 2002 and 3.0% - 2001	625	*	601	*
4.5% Notes due 2007 ($500 principal):
Swapped $450 million to variable interest rate of 2.5% - 2002	481	*
6% Notes due 2009 ($300 principal):
Swapped to variable interest rate of 2.0% - 2002 and 3.8% - 2001	329	*	316	*
7% Notes due 2012 ($1,500 principal):
Swapped to variable interest rate of 2.8% - 2002	1,662	*
Other Notes			21

Total senior debt	5,241		3,711
Unamortized debt discount	(10)		(2)

Net senior debt	5,231		3,709

Subordinated Debt:
8- 5/8% Subordinated Debentures due 2019	150		150

Total subordinated debt	150		150

Total	$5,381		$3,859

*	Includes fair value adjustments related to interest rate swaps.

**All interest rates are as of year-end.

The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 2003 - $2,159, 2004 - $1,537, 2005 - $325, 2006 - $825 and 2007 - $550.

Note 8.  Leases

Total rental expense for operating leases was $6 million for the years 2002, 2001 and 2000. At October 31, 2002, future minimum lease payments under operating leases amounted to $45 million as follows (in millions of dollars): 2003 - $4, 2004 - $3, 2005 - $3, 2006 - $3, 2007 - $32.

Note 9.  Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2002 or 2001. At October 31, 2002, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 10.  Dividends

The Capital Corporation declared and paid $350 million in dividends to John Deere Credit Company in 2002. John Deere Credit Company paid comparable dividends to Deere & Company. The Capital Corporation did not declare or pay dividends to John Deere Credit Company in 2001.

Note 11.  Pension and Other Retirement Benefits

The Company participates in the Deere & Company salaried pension plan, which is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.8 million in 2002, $1.3 million in 2001 and $2.5 million in 2000. The Company generally provides defined benefit health care and life insurance plans for retired employees through participation in Deere & Company’s plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.1 million in 2002, $1.4 million in 2001 and $1.3 million in 2000. Further disclosure for these plans is included in the notes to the Deere & Company 2002 Annual Report on Form 10-K.

Note 12.  Income Taxes

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

Deferred Income Taxes

Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred lease income		$154.5		$142.7
Securitization income		8.3	$16.0
Deferred retail note finance income		2.7		7.5
Allowance for credit losses	$49.0		41.6
Unrealized gain/loss on derivatives	22.4		31.8
Accrual for retirement and other benefits	7.2		6.8
Net operating loss carry forward	2.9		1.8
Miscellaneous accruals and other	1.1			1.1

Total	$82.6	$165.5	$98.0	$151.3

The provision for income taxes consisted of the following (in millions of dollars):

	2002	2001	2000
Current	$116.1	$52.5	$59.0
Deferred	20.5	32.1	17.6

Total provision for income taxes	$136.6	$84.6	$76.6

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2002	2001	2000
United States federal income tax provision at a statutory rate of 35 percent	$129.9	$86.0	$75.8
Municipal lease income not taxable	(1.4)	(1.7)	(1.7)
Taxes on foreign activities	(.7)	(.5)	.4
Nondeductible costs and other – net	8.8	0.8	2.1

Total provision for income taxes	$136.6	$84.6	$76.6

Note 13.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term investments mature within three months or less.

Cash payments by the Company for interest incurred on borrowings in 2002, 2001 and 2000 were $356 million, $462 million and $428 million, respectively. Cash payments for income taxes during these same periods were $118 million, $50 million and $55 million, respectively.

Note 14.  Commitments and Contingent Liabilities

At October 31, 2002, the Company’s maximum exposure under all financing Receivable and Lease recourse provisions was $204 million. At October 31, 2002, the Company had indemnification agreements totaling $14 million related to various performance bonds. Additionally, at October 31, 2002, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease.

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

Note 15.  Comprehensive Income Items

Comprehensive income includes all changes in the Company’s equity during the period, except transactions with the stockholder of the Company. Comprehensive income for the years ended October 31, 2002, 2001, and 2000 consisted of the following (in millions of dollars):

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2002
Change in cumulative translation adjustment	$5.7		$5.7
Unrealized holding gain and net gain on investments	2.5	(.9)	1.6
Unrealized loss on derivatives:
Hedging loss	(57.7)	20.2	(37.5)
Reclassification of realized net loss to net income	84.6	(29.6)	55.0

Net unrealized loss on derivatives	26.9	(9.4)	17.5

Total other comprehensive income	$35.1	$(10.3)	$24.8

2001
Change in cumulative translation adjustment	$2.3		$2.3
Unrealized loss on derivatives:
Hedging loss	(130.3)	44.5	(85.8)
Reclassification of realized net loss to net income	36.9	(12.7)	24.2

Net unrealized loss on derivatives	(93.4)	31.8	(61.6)

Total other comprehensive loss	$(91.1)	$31.8	$(59.3)

2000
Change in cumulative translation adjustment and total other comprehensive loss	$(10.4)		$(10.4)

Note 16.  Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed	$10,060	$10,103	$10,305	$10,326

Long-term borrowings	$5,381	$5,490	$3,859	$3,858

Fair Value Estimates

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the Company have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted in 2001.

Derivatives

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of funding sources to the receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

Interest Rate Swaps

The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded.

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. The amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2002 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $25 million after-tax. These swaps mature in up to 55 months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material in 2002. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

Foreign Exchange Forward Contracts

The Company has entered into foreign exchange forward contracts and currency swaps in order to manage the currency exposure of certain receivables and liabilities. These derivatives generally were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from the non-designated foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The Company has designated cross currency interest rate swaps as fair value hedges of certain borrowings. The effective portion of the fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The Company has also designated currency swaps as cash flow hedges of certain borrowings. The effective portion of the fair value gains or losses on these swaps is recorded in other comprehensive income and subsequently reclassified into earnings as payments are accrued and these instruments approach maturity. This will offset the exchange rate effects on the borrowing being hedged and the ineffectiveness was not material.

Note 17.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the United States and foreign countries is disclosed below. The decrease in operating profit for foreign countries in 2002 was primarily due to losses in Argentina related to the peso devaluation. Geographic area information for the years ended October 31, 2002, 2001, and 2000 is presented below (in millions of dollars):

	2002	2001	2000
Revenues:
United States	$1,265	$1,152	$1,047
Foreign countries	91	64	59

Total	$1,356	$1,216	$1,106

Operating profit (loss):
United States	$379	$238	$215
Foreign countries	(12)	4	2

Total	$367	$242	$217

Note 18.  Unconsolidated Affiliated Companies

The Capital Corporation’s affiliated companies are those in which it generally maintains 10 percent to 50 percent ownership. These companies are not controlled by the Capital Corporation and are accounted for by the equity method. The Company’s equity in the income of these affiliates is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2002		2001	2000
Operations:
Finance income	$3.2		$5.6	$13.7
Net income (loss)	(3.7)		(4.1)	1.5
The Company’s equity in net income (loss)	(3.8	)*	(3.3)	.6

	October 31,
	2002		2001
Financial Position:
Total assets	$90.1		$31.6
Total external debt	36.3		18.8
Total net assets	52.0		10.1
The Company’s share of net assets	7.1	**	5.9

* The Company’s equity in net income (loss) includes 75 percent of iVesta in 2002, as it was a joint venture accounted for by the equity method until October 31, 2002. See Note 1 for additional information.

** The Company’s share of net assets excludes the assets of iVesta, as it was a fully-consolidated subsidiary at October 31, 2002. See Note 1 for additional information.

Note 19.  Financial Metrics

The Company evaluates its performance utilizing a financial metric referred to as Shareholder Value Added (SVA). The Company is assessed a pretax cost of equity, which is approximately 19 percent of its average equity excluding the allowance for credit losses during the year. The cost of equity is deducted from the operating profit of the Company to determine the amount of SVA. For this purpose, the operating profit for the Company is net income before income taxes and changes to the allowance for credit losses.

A reconciliation of the SVA components follows (in millions of dollars):

	2002	2001	2000
Operating profit	$367	$242	$217
Change in allowance for credit losses	8	17	10

SVA income	375	259	227

Average equity	1,832	1,158	1,056
Average allowance for credit losses	133	97	92

SVA Average Equity	1,965	1,255	1,148

SVA return on average equity	19.1%	20.6%	19.8%

The Shareholder Value Added (Lost) for the Company was as follows (in millions of dollars):

	2002	2001	2000
Shareholder Value Added (Lost)	$(3)	$18	$6

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2002:
Revenues	$348.9	$356.1	$322.6	$327.9	$1,355.5
Interest expense	97.6	88.4	92.9	84.3	363.2
Operating expenses	139.3	195.3	136.3	150.4	621.3
Provision for income taxes	39.2	28.7	33.6	35.1	136.6
Equity in income (loss) of unconsolidated affiliates	(.9)	(1.1)	(.9)	(.9)	(3.8)

Net income	$71.9	$42.6	$58.9	$57.2	$230.6

2001:
Revenues	$303.5	$303.0	$303.0	$306.2	$1,215.7
Interest expense	123.4	119.8	113.5	96.7	453.4
Operating expenses	113.9	125.1	132.5	145.1	516.6
Provision for income taxes	22.2	21.2	20.0	21.2	84.6
Equity in income (loss) of unconsolidated affiliates	.5	(1.5)	(1.0)	(1.3)	(3.3)

Net income	$44.5	$35.4	$36.0	$41.9	$157.8

Subsequent Event

In December 2002, the Company issued $300 million of 3.1% medium-term notes due in 2005. The Company also entered into interest rate swaps related to $150 million of these notes, which swapped the fixed rate to a variable rate of 1.7% as of December 11, 2002.

Index to Exhibits

2.	Not applicable.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*).

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*).

4.1
Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, The Chases Manhattan Bank as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*).

4.2
364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*).

4.3
Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association, as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*).

4.4
Subordinated Indenture dated as of March 15, 1997 between the registrant and Bank One Trust Company, National Association (successor by merger to the First National Bank of Chicago), as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*).

4.5
Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*).

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 604(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

10.1
Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998*).

10.2
Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*).

10.3
Agreement as amended November 1, 1994 between the registrant and John Deere Industrial Equipment Company concerning industrial retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*).

10.4
Agreement dated October 15, 1996 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission File No. 1-4121*).

10.5
Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.8 to Form 10-K of the registrant for the year ended October 31, 1997*).

10.6
Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*).

10.7
Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*).

10.8
Factoring Agreement between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*).

10.9
Receivables Purchase Agreement between John Deere Finance S.A. and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*).

11.	Not applicable.

12.	Computation of Ratio of Earnings to Fixed Charges for each of the five years in the period ended October 31, 2002.

13.	Not applicable.

16.	Not applicable.

18.	Not applicable.

21.	Omitted pursuant to instruction I(2).

22.	Not applicable.

23.	Consent of Deloitte & Touche LLP.

24.	Power of Attorney (included on signature page).

99.1	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2002 (Securities and Exchange Commission file number 1-4121*).

99.2
Statement of Robert W. Lane, Chairman and Principal Executive Officer of John Deere Capital Corporation, and Nathan J. Jones, Senior Vice President and Principal Financial Officer of John Deere Capital Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.