Form 10-Q
period 2003-01-31
DEERE JOHN CAPITAL CORP
filed 2003-03-05
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes	x	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes	No	x

     At January 31, 2003, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 22 Pages Index to Exhibits: Page 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
For the Three Months Ended January 31, 2003 and 2002
(Unaudited)
(in millions)

2003	2002

Revenues
Finance income earned on retail notes	$97.8	$102.7
Lease revenues	90.9	110.1
Revolving charge account income	31.8	29.3
Finance income earned on wholesale receivables	52.0	50.6
Operating loan income	7.2	6.4
Securitization and servicing fee income	14.3	9.6
Net gain on receivables and leases sold	6.4	29.8
Interest income from short-term investments	3.2	2.8
Other income	6.0	7.6

Total revenues	309.6	348.9

Expenses
Interest expense	86.7	97.6
Operating expenses:
Administrative and operating expenses	47.5	46.4
Provision for credit losses	12.9	20.3
Fees paid to John Deere	8.1	5.4
Depreciation of equipment on operating leases	58.5	67.2

Total operating expenses	127.0	139.3

Total expenses	213.7	236.9

Income of consolidated group before income taxes	95.9	112.0
Provision for income taxes	33.7	39.2

Income of consolidated group	62.2	72.8
Equity in income (loss) of unconsolidated affiliates	0.1	(0.9)

Net income	62.3	71.9
Cash dividends declared		(140.0)
Retained earnings at beginning of period	1,043.9	1,163.3

Retained earnings at end of period	$1,106.2	$1,095.2

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

January 31, 2003	October 31, 2002	January 31, 2002

Assets
Cash and cash equivalents	$335.7	$147.8	$425.1
Receivables
Retail notes	5,423.8	5,311.7	4,323.2
Revolving charge accounts	750.2	896.0	678.7
Operating loans	574.7	561.2	472.8
Wholesale receivables	3,268.3	2,942.2	2,757.0
Financing leases	450.6	467.5	465.3

Total receivables	10,467.6	10,178.6	8,697.0
Allowance for credit losses	(122.4)	(118.3)	(101.1)

Total receivables - net	10,345.2	10,060.3	8,595.9

Notes receivable - unconsolidated affiliates	267.7	259.9	297.2
Notes receivable - John Deere	23.4		320.2
Other receivables	115.5	96.9	140.5
Equipment on operating leases - net	1,077.9	1,180.0	1,382.3
Investment in unconsolidated affiliates	2.5	7.1	5.3
Other assets	419.7	350.4	206.4

Total Assets	$12,587.6	$12,102.4	$11,372.9

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,387.1	$1,422.0	$2,430.9
Other notes payable	37.7	37.5	27.6
John Deere		654.0
Current maturities of long-term borrowings	1,779.1	2,158.6	2,693.0

Total short-term borrowings	3,203.9	4,272.1	5,151.5

Accounts payable and accrued liabilities
Accrued interest on debt	91.0	52.3	54.2
Other payables	426.9	446.3	508.5

Total accounts payable and accrued liabilities	517.9	498.6	562.7

Deposits withheld from dealers and merchants	138.8	138.4	132.0

Long-term borrowings:
Senior debt	6,699.3	5,231.3	3,521.9
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	6,849.3	5,381.3	3,671.9

Total liabilities	10,709.9	10,290.4	9,518.1

Stockholder's equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8

Retained earnings	1,106.2	1,043.9	1,095.2

Cumulative translation adjustment	1.5	(2.2)	(8.2)
Unrealized loss on derivatives	(47.1)	(44.1)	(46.6)
Unrealized gain on investments	4.3	1.6	1.6

Total accumulated other comprehensive income (loss)	(41.3)	(44.7)	(53.2)

Total stockholder's equity	1,877.7	1,812.0	1,854.8

Total Liabilities and Stockholder's Equity	$12,587.6	$12,102.4	$11,372.9

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Three Months Ended January 31, 2003 and 2002
(Unaudited)
(in millions)

	2003	2002

Cash Flows from Operating Activities:
Net income	$62.3	$71.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	12.9	20.3
Provision for depreciation and amortization	59.9	68.6
Provision for deferred income taxes	(0.4)	1.3
Undistributed earnings of unconsolidated affiliates	(0.1)	0.9
Other	(35.2)	(116.5)

Net cash provided by operating activities	99.4	46.5

Cash Flows from Investing Activities:
Cost of receivables acquired	(3,911.2)	(3,158.5)
Collections of receivables	3,395.2	3,086.6
Cost of operating leases acquired	(41.4)	(67.9)
Proceeds from sales of equipment on operating leases	90.6	108.4
Change in notes receivable - unconsolidated affiliates	(7.8)	16.7
Proceeds from sales of receivables	292.0	1,702.8
Acquisition of businesses		(2.3)
Other	8.1	126.4

Net cash provided by (used for) investing activities	(174.5)	1,812.2

Cash Flows from Financing Activities:
Change in commercial paper	(52.6)	59.4
Change in other notes payable	2.9	3.4
Change in payable with John Deere	(667.6)	(1,874.9)
Proceeds from issuance of long-term borrowings	1,825.0	691.3
Principal payments on long-term borrowings	(850.0)	(675.0)
Dividends paid		(140.0)

Net cash provided by (used for) financing activities	257.7	(1,935.8)

Effect of exchange rate changes on cash	5.3

Net increase (decrease) in cash and cash equivalents	187.9	(77.1)
Cash and cash equivalents at beginning of period	147.8	502.2

Cash and cash equivalents at end of period	$335.7	$425.1

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

Certain amounts for prior years have been reclassified to conform with 2003 financial statement presentation.

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

(3)

          The Company's ratio of earnings before fixed charges to fixed charges was 2.05 to 1 for the first quarter of 2003 compared with 2.13 to 1 for the first quarter of 2002. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2003	2002

Net Income	$62.3	$71.9

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	3.7	(.3)
Unrealized holding gain and net gain on investments	2.7	1.6
Net unrealized gain (loss) on derivatives	(3.0)	15.0

Total other comprehensive income	$65.7	$88.2

(5)

          The Company has guarantees for certain recourse obligations on financing receivables that it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2003, the Company's maximum amount of exposure to losses under these agreements was $204 million, which is net of accrued losses of $20 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2003, the maximum remaining term of the receivables to which the recourse obligations relate was approximately six years.

          Additionally, at January 31, 2003, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $3 million related to these agreements at January 31, 2003. The lease term expires in 2007.

(6)

          In the first quarter of 2003, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement No. 141 also specifies the types of acquired intangible assets to be included in goodwill and those to be reported separately from goodwill upon adoption of Statement No. 142. The Company does not have goodwill or goodwill amortization. This Statement did not have an effect on the Company's financial position or net income.

          In the first quarter of 2003, the Company also adopted the following accounting standards issued by the FASB. Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Interpretation also requires certain disclosures for guarantees, which are included in Note 5. Statement No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. The adoption of these standards did not have a material effect on the Company's financial position or net income.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 4 to the Company's 2002 Annual Report filed on Form 10-K, the Company holds retained interests in certain variable interest entities related to the securitization and sale of retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value which is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At January 31, 2003, the assets of these entities related to the Company's securitizations and sales of retail notes totaled $2,456 million and the maximum exposure to losses from recourse obligations related to these entities was $203 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

(7)

          The Company recognized a pretax gain of $6.2 million on the retail notes securitized during the first three months of 2003. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average maturity of 22 months, average annual prepayment rate of 20 percent, expected annual credit losses of 0.28 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

(8)

          In the fourth quarter of 2002, the Company began purchasing European wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. John Deere compensates the Company for the carrying costs related to these interest-free periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          Net income was $62.3 million for the first quarter of 2003, compared with $71.9 million for the same period a year ago. The decrease was primarily due to lower gains resulting from a reduced volume of retail-notes sold and higher administrative expenses related to growth in the portfolio. Partially offsetting these factors was a lower provision for credit losses. Last year's results were negatively affected by after-tax losses of $6 million in Argentina related to the peso devaluation.

          Revenues totaled $309.6 million for the first quarter of 2003, compared to $348.9 million for the same period a year ago. Revenues decreased primarily due to the reduction in the net gain on Receivables and Leases sold. Finance income earned on retail notes totaled $97.8 million for the first three months of 2003, compared to $102.7 million for the same period in 2002. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues decreased $19.2 million, to $90.9 million in the first three months of 2003, from $110.1 million in the first three months of 2002 due to athe lower average amount of equipment on operating leases. Finance income earned on wholesale receivables increased $1.4 million, to $52.0 million for the first three months of 2003, from $50.6 million in the first three months of 2002. This increase was primarily due to a seven percent increase in the average balance of wholesale receivables. Revolving charge account income was $31.8 million for the first three months of 2003, compared to $29.3 million during the same period last year. This increase was primarily due to a three percent increase in the average balance of revolving charge accounts. Operating loan income increased $.8 million to $7.2 million in the first three months of 2003, from $6.4 million in the first three months of 2002. Revenues earned from Deere & Company totaled $81.1 million for the first quarter of 2003, respectively, compared to $80.9 million for the same period a year ago.

          The net gain on Receivables sold, including adjustments to prior sales, totaled $6.4 million for the first quarter of 2003, compared to $29.8 million for the same period a year ago. The decrease was primarily due to significantly lower sales of agricultural retail notes of approximately $284 million total principal value during the first three months of 2003, compared to the sale of agricultural and construction and forestry retail notes of approximately $1,750 million total principal value during the first three months of 2002. Additional sales of Receivables and Leases are expected to be made in the future.

          Interest expense totaled $86.7 million for the first quarter of 2003, compared to $97.6 million for the same period in 2002. This decrease was due to lower average borrowing rates, partially offset by higher average debt balances.

          Administrative and operating expenses were $47.5 million in the first quarter of 2003, compared with $46.4 million for the same period in 2002. This increase was primarily due to higher costs associated with administering a larger Receivable and Lease portfolio in the first quarter of 2003. Further, last year's results were negatively affected by the Argentina peso devaluation.

          Depreciation of equipment on operating leases was $58.5 million in the first quarter of 2003, compared to $67.2 million for the same period in 2002. The decrease was primarily the result of the lower average amount of equipment on operating leases, partially offset by lower residual values on newly originated operating leases. Interest and support fees paid to John Deere were $8.1 million in the first quarter of 2003, compared with $5.4 million for the same period in 2002. The increase was primarily due to the increased average borrowings from Deere & Company in the first quarter of 2003.

          During the first quarter of 2003, the provision for credit losses totaled $12.9 million, compared with $20.3 million in the same period last year. The decrease was primarily due to decreased provisions taken on John Deere equipment retail notes and decreased write-offs on John Deere construction equipment financing leases. The annualized provision for credit losses, as a percentage of the total average balance of Receivables financed, was .51 percent for the first quarter of 2003, compared with .87 percent for the same period last year.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,

	2003	2002	$ Change	% Change

Retail notes:
Agricultural equipment	$730	$883	$(153)	(17)%
Construction and forestry equipment	160	206	(46)	(22)
Commercial and consumer equipment	64	62	2	3

Total	954	1,151	(197)	(17)
Revolving charge accounts	468	404	64	16
Operating loans	422	262	160	61
Wholesale receivables	2,041	1,309	732	56
Financing leases	26	32	(6)	(19)
Equipment on operating leases	42	68	(26)	(38)

Total	$3,953	$3,226	$727	23%

          Agricultural and construction and forestry volumes decreased in the first quarter when compared to the same period last year, primarily due to less aggressive finance programs offered in the first quarter of 2003. Revolving charge account volumes increased in the first quarter of 2003, when compared to last year, primarily as a result of incentive programs offered. Operating loan volumes increased in the first quarter, when compared to the same period last year, primarily due to improved market coverage. Wholesale receivable volumes increased when compared to last year, primarily as a result of the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002, as described in Note 8 to the Interim Financial Statements.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2003	2002	2002

Retail notes:
Agricultural equipment	$3,425	$3,305	$2,619
Construction and forestry equipment	1,207	1,198	1,003
Commercial and consumer equipment	720	730	599
Recreational products	72	79	102

Total	5,424	5,312	4,323
Revolving charge accounts	750	896	679
Operating loans	575	561	473
Wholesale receivables	3,268	2,942	2,757
Financing leases	451	468	465
Equipment on operating leases	1,078	1,180	1,382

Total	$11,546	$11,359	$10,079

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2003	2002	2002

Receivables and Leases administered:
Owned by the Company	$11,546	$11,359	$10,079
Sold and serviced - with limited recourse*	2,261	2,482	2,686
Sold and serviced - without recourse**	48	51	66

Total Receivables and Leases administered	$13,855	$13,892	$12,831

          Receivables and Leases administered were higher at January 31, 2003 and October 31, 2002 compared to January 31, 2002, primarily due to the purchase of European trade receivables from John Deere beginning in the fourth quarter of 2002, as disclosed in Note 8 to the Interim Financial Statements.

*

The Company's maximum exposure under all recourse provisions at January 31, 2003, October 31, 2002 and January 31, 2002 was $204 million, $204 million and $248 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At January 31, 2003, October 31, 2002 and January 31, 2002, the exposure under these agreements was approximately $7 million, $7 million and $9 million, respectively.

**	These receivables represent recreational product retail notes which the Company has sold but continues to administer for a fee until the servicing rights are assumed by their owners.

       Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of Receivables. They are as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$13.7	.40%	$6.9	.21%	$14.6	.56%
Construction and forestry equipment	5.8	.48	6.8	.57	5.4	.54
Commercial and consumer equipment	1.4	.19	.6	.08	1.7	.28
Recreational products	.1	.14			.3	.29

Total retail notes	21.0	.39	14.3	.27	22.0	.51
Revolving charge accounts	16.6	2.21	14.5	1.62	14.7	2.17
Operating loans	5.6	.97	3.0	.53	.5	.11
Wholesale receivables	8.4	.26	10.6	.36	15.0	.54
Financing leases	6.2	1.37	2.6	.56	2.0	.43

Total Receivables	$57.8	.55%	$45.0	.44%	$54.2	.62%

          The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of their note 60 days or more past due. These amounts were $126 million, $111 million and $106 million at January 31, 2003, October 31, 2002 and January 31, 2002, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of retail notes held, represented 2.32, 2.09 and 2.45 percent of the ending retail notes receivable at January 31, 2003, October 31, 2002 and January 31, 2002, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percentage of Receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$12.1	.35%	$9.9	.30%	$12.2	.47%
Construction and forestry equipment	33.1	2.74	28.8	2.40	21.8	2.17
Commercial and consumer equipment	2.2	.31	1.2	.16	1.3	.22
Recreational products	.4	.56	.3	.38	.3	.29

Total retail notes	47.8	.88	40.2	.76	35.6	.82
Revolving charge accounts *
Operating loans
Wholesale receivables	3.4	.10
Financing leases	7.6	1.68	4.1	.88	4.3	.92

Total Receivables	$58.8	.56%	$44.3	.44%	$39.9	.46%

          The increase in non-performing Receivables presented above is primarily related to the uncertainty of interest collection related to a few John Deere construction and other commercial equipment Receivables.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended January 31, 2003		Three Months Ended January 31, 2002

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$1.1	.14%	$1.8	.24%
Construction and forestry equipment	4.4	1.56	3.9	1.65
Commercial and consumer equipment	.1	.08	.2	.14
Recreational products			1.6	6.09

Total retail notes	5.6	.44	7.5	.64
Revolving charge accounts	5.8	2.84	3.2	1.60
Operating loans	.4	.33	.2	.24
Wholesale receivables	.3	.04	.1	.00
Financing leases	1.9	1.77	5.2	4.52

Total Receivables	$14.0	.56%	$16.2	.69%

          Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $139 million at January 31, 2003, compared with $138 million at October 31, 2002 and $132 million at January 31, 2002.

          The Company's allowance for credit losses on all Receivables held totaled $122 million at January 31, 2003, $118 million at October 31, 2002 and $101 million at January 31, 2002. The allowance for credit losses represented 1.17 percent of the total Receivables held at January 31, 2003, 1.16 percent at October 31, 2002 and 1.16 percent at January 31, 2002. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes the allowance is sufficient to provide for losses in its existing receivable portfolio.

          The Company's other assets totaled $420 million at January 31, 2003, $350 million at October 31, 2002, and $206 million at January 31, 2002. The increase was primarily the result of increases in the market values of interest rate swaps associated with the Company's debt obligations.

Safe Harbor Statement

          Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the United States Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company's business is affected by general economic conditions in and the political instability of the global markets in which the Company operates (including Latin America), because deteriorating economic conditions and political instability can result in higher loan losses. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-Q and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Capital Resources and Liquidity

          The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first quarter of 2003, the Company issued $1,825 million of term debt, maintained an average commercial paper balance of $1,215 million, and received proceeds of $292 million from sales of Receivables. At January 31, 2003, the Company's funding profile included $1,387 million of commercial paper, $8,628 million of unsecured term debt, $2,202 million of securitizations and $1,878 million of equity capital. For funding diversification purposes, the Company has historically sought to maintain securitizations at between 20 and 30 percent of its non-equity funding base. Note 4 to the consolidated financial statements in the Company's annual report on Form 10-K provides a summary of retail note securitizations. For additional information regarding current securitization gains and assumptions, see Note 7 to the interim financial statements presented above.

          The Company's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see the Company's most recently filed annual report on Form 10-K.

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

          The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 76 percent of the Company's acquisition volume for the three months ended January 31, 2003, compared with 78 percent for the same period last year. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

          During the first quarter of 2003, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $99 million in the first three months of 2003. Cash provided by financing activities totaled $258 million in the first three months of 2003, resulting from a net increase in total borrowings. Cash used for investing activities totaled $174 million in the first three months of 2003, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and Leases and proceeds from sales of Receivables. Cash and cash equivalents increased $188 million during the first three months of 2003.

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

          Total interest-bearing indebtedness amounted to $10,053 million at January 31, 2003, compared with $9,653 million at October 31, 2002 and $8,823 million at January 31, 2002, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,204 million at January 31, 2003, compared with $4,272 million at October 31, 2002 and $5,152 million at January 31, 2002, while total long-term indebtedness amounted to $6,849 million, $5,381 million and $3,672 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.4 to 1, 5.3 to 1 and 4.8 to 1 at January 31, 2003, October 31, 2002 and January 31, 2002, respectively.

          During the first three months of 2003, the Company issued $850 million of 3.90% Global Notes due in January, 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of 1.9% at January 31, 2003. Additionally, the Company issued $650 million of 5.10% Global Debentures due in January, 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of 2.1% at January 31, 2003. The Company also issued $325 million and retired $850 million of medium-term notes.

          Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, loans from Deere & Company (if Deere & Company agrees to make funds available to the Company) and committed and uncommitted, unsecured bank lines of credit.

          To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

          The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook are the same as those for Deere & Company. They are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A-	A-2	Stable
Fitch Ratings	A	F1	Negative

          Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at January 31, 2003, October 31, 2002 and January 31, 2002 was approximately $1,387 million, $1,422 million and $2,431 million, respectively, while the total cash and short-term investment position was approximately $336 million, $148 million and $425 million, respectively. Additionally, the Company had access to approximately $3,148 million, $2,639 million and $1,868 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since January 31, 2002.

          At January 31, 2003, the Capital Corporation and Deere & Company jointly maintained $4,061 million of unsecured lines of credit with various banks in North America and overseas, $2,184 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. On February 18, 2003, the Capital Corporation and Deere & Company replaced their existing $1.85 billion short-term credit agreement with a $1.35 billion 364-day credit agreement. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

          Stockholder's equity was $1,878 million at January 31, 2003, compared with $1,812 million at October 31, 2002 and $1,855 million at January 31, 2002. The increase of $66 million in the first three months of 2003 resulted primarily from net income of $62 million.

          On February 27, 2003, the Capital Corporation also declared a $50 million dividend, to be paid to John Deere Credit on March 7, 2003. John Deere Credit Company, in turn, declared a $50 million dividend to Deere & Company, also payable on March 7, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          See the information under "Quantitative and Qualitative Disclosure About Market Risk" on page 19 in the John Deere Capital Corporation's most recent annual report filed on Form 10-K. There has been no material change in this information.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, after an evaluation on March 4, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their valuation.

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

(b) Reports on Form 8-K.

Date of Report	Item	Financial Statements
November 19, 2002	Items 5 & 7	Earnings release of John Deere Capital Corporation and press release of Deere & Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	March 4, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of John Deere Capital Corporation;

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

Date:	March 4, 2003	By:	/s/ R. W. Lane

R. W. Lane
Principal Executive Officer

CERTIFICATIONS

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

Date:	March 4, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

4.

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JP Morgan Chase Bank, as administrative agent, Citibank, N.A. and Credit Suisse First Boston as documentation agents, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 18, 2003 (Exhibit 4 to form 10-K of Deere & Company for the quarter ended January 31, 2003, Securities Exchange Commission file number 1-4121*).

		----

12.	Computation of ratio of earnings to fixed charges.	21

99.1	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2003	----
	(Securities and Exchange Commission file number 1-4121*).

99.2	Statement of Robert W. Lane, Chairman and Principal Executive Officer of John Deere Capital Corporation, and Nathan J. Jones, Senior Vice President and Principal Financial Officer of John Deere Capital Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	22

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

Exhibit 12

John Deere Capital Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (thousands of dollars)

	Three Months Ended January 31,		For the Years Ended October 31,

	2003	2002	2002	2001	2000	1999	1998

Earnings:
Income before income taxes and changes in accounting	$95,915	$111,966	$370,972	$245,662	$216,712	$235,760	$233,534
Fixed charges	91,644	98,772	382,547	459,348	447,169	366,102	373,237

Total earnings	$187,559	$210,738	$753,519	$705,010	$663,881	$601,862	$606,771

Fixed charges:
Interest expense	$89,894	$97,572	$374,883	$452,032	$440,220	$360,925	$368,381
Rent Expense	1,750	1,200	7,664	7,316	6,949	5,177	4,856

Total fixed charges	$91,644	$98,772	$382,547	$459,348	$447,169	$366,102	$373,237

Ratio of earnings to fixed charges*	2.05	2.13	1.97	1.53	1.48	1.64	1.63

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

EXHIBIT 99.2
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350 AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Deere Capital Corporation (the "Company") on Form 10-Q for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify that to the best of our knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 4, 2003	/s/ R. W. Lane	Chairman and Principal Executive Officer

R. W. Lane

March 4, 2003	/s/ Nathan J. Jones	Senior Vice President and Principal Financial Officer

Nathan J. Jones