Form 10-Q
period 2003-04-30
DEERE JOHN CAPITAL CORP
filed 2003-05-29
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

     At April 30, 2003, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 22 Pages Index to Exhibits: Page 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)
	Three Months Ended April 30,		Six Months Ended April 30,

	2003	2002	2003	2002

Revenues
Finance income earned on retail notes	$102.4	$101.0	$200.2	$203.7
Lease revenues	86.0	101.9	176.9	212.0
Revolving charge account income	34.4	32.4	66.2	61.7
Finance income earned on wholesale receivables	64.1	54.3	116.1	104.9
Operating loan income	8.5	6.4	15.7	12.8
Securitization and servicing fee income	11.1	13.7	25.4	23.3
Net gain on receivables and leases sold	7.9	41.8	14.3	71.6
Interest income from short-term investments	3.1	2.6	6.3	5.4
Other income	9.0	2.0	15.0	9.6

Total revenues	326.5	356.1	636.1	705.0

Expenses
Interest expense	94.6	88.4	181.3	186.0
Operating expenses:
Administrative and operating expenses	48.2	60.1	95.7	106.5
Provision for credit losses	19.9	69.1	32.8	89.4
Fees paid to John Deere	6.3	5.3	14.4	10.7
Depreciation of equipment on operating leases	54.3	60.8	112.8	128.0

Total operating expenses	128.7	195.3	255.7	334.6

Total expenses	223.3	283.7	437.0	520.6

Income of consolidated group before income taxes	103.2	72.4	199.1	184.4
Provision for income taxes	35.7	28.7	69.4	67.9

Income of consolidated group	67.5	43.7	129.7	116.5
Equity in income (loss) of unconsolidated affiliates		(1.1)	0.1	(2.0)

Net income	67.5	42.6	129.8	114.5
Cash dividends declared	(50.0)	(60.0)	(50.0)	(200.0)
Retained earnings at beginning of period	1,106.2	1,095.2	1,043.9	1,163.3

Retained earnings at end of period	$1,123.7	$1,077.8	$1,123.7	$1,077.8

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

	April 30, 2003	October 31, 2002	April 30, 2002

Assets
Cash and cash equivalents	$389.0	$147.8	$462.6
Receivables
Retail notes	5,729.8	5,311.7	4,273.2
Revolving charge accounts	914.1	896.0	781.0
Operating loans	568.9	561.2	490.4
Wholesale receivables	3,854.6	2,942.2	3,187.5
Financing leases	438.9	467.5	461.2

Total receivables	11,506.3	10,178.6	9,193.3
Allowance for credit losses	(122.2)	(118.3)	(157.5)

Total receivables - net	11,384.1	10,060.3	9,035.8

Notes receivable - unconsolidated affiliates	291.9	259.9	273.2
Other receivables	99.3	96.9	139.4
Equipment on operating leases - net	975.1	1,180.0	1,276.8
Investment in unconsolidated affiliates	2.6	7.1	10.5
Other assets	417.5	350.4	237.7

Total Assets	$13,559.5	$12,102.4	$11,436.0

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$2,577.6	$1,422.0	$1,262.2
Other notes payable	41.3	37.5	32.7
John Deere	135.7	654.0	523.2
Current maturities of long-term borrowings	1,617.5	2,158.6	2,489.1

Total short-term borrowings	4,372.1	4,272.1	4,307.2

Accounts payable and accrued liabilities
Accrued interest on debt	69.2	52.3	49.3
Other payables	412.9	446.3	299.3

Total accounts payable and accrued liabilities	482.1	498.6	348.6

Deposits withheld from dealers and merchants	141.4	138.4	130.8

Long-term borrowings:
Senior debt	6,510.2	5,231.3	4,651.2
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	6,660.2	5,381.3	4,801.2

Total liabilities	11,655.8	10,290.4	9,587.8

Stockholder's equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,123.7	1,043.9	1,077.8
Cumulative translation adjustment	2.9	(2.2)	(8.3)
Unrealized loss on derivatives	(43.3)	(44.1)	(36.0)
Unrealized gain on investments	7.6	1.6	1.9

Total accumulated other comprehensive income (loss)	(32.8)	(44.7)	(42.4)

Total stockholder's equity	1,903.7	1,812.0	1,848.2

Total Liabilities and Stockholder's Equity	$13,559.5	$12,102.4	$11,436.0

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Six Months Ended April 30, 2003 and 2002
(Unaudited)
(in millions)

	2003	2002

Cash Flows from Operating Activities:
Net income	$129.8	$114.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	32.8	89.4
Provision for depreciation and amortization	115.7	130.7
Provision for deferred income taxes	(2.0)	(11.2)
Undistributed earnings of unconsolidated affiliates	(0.1)	2.0
Other	(23.1)	(101.9)

Net cash provided by operating activities	253.1	223.5

Cash Flows from Investing Activities:
Cost of receivables acquired	(9,438.9)	(7,504.4)
Collections of receivables	7,616.2	6,018.2
Cost of operating leases acquired	(119.0)	(173.7)
Proceeds from sales of equipment on operating leases	233.7	261.9
Change in notes receivable - unconsolidated affiliates	(32.1)	40.8
Proceeds from sales of receivables	606.2	2,613.0
Acquisition of businesses		(7.3)
Other	(5.2)	(85.2)

Net cash provided by (used for) investing activities	(1,139.1)	1,163.3

Cash Flows from Financing Activities:
Change in commercial paper	1,122.7	(1,118.2)
Change in other notes payable	5.2	9.2
Change in payable with John Deere	(546.1)	(1,031.5)
Proceeds from issuance of long-term borrowings	1,900.0	2,213.6
Principal payments on long-term borrowings	(1,311.7)	(1,298.1)
Dividends paid	(50.0)	(200.0)

Net cash provided by (used for) financing activities	1,120.1	(1,425.0)

Effect of exchange rate changes on cash	7.1	(1.4)

Net increase (decrease) in cash and cash equivalents	241.2	(39.6)
Cash and cash equivalents at beginning of period	147.8	502.2

Cash and cash equivalents at end of period	$389.0	$462.6

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

(3)

     The Company's ratio of earnings before fixed charges to fixed charges was 2.07 to 1 for the second quarter of 2003 compared with 1.81 to 1 for the second quarter of 2002. The ratio of earnings to fixed charges was 2.08 to 1 for the first six months of 2003 and 1.98 to 1 for the first six months of 2002. "Earnings before fixed charges" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended April 30,		Six Months Ended April 30,

	2003	2002	2003	2002

Net Income	$67.5	$42.6	$129.8	$114.5

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1.4	(.1)	5.1	(.4)
Unrealized gain on derivatives	3.8	10.6	.8	25.6
Unrealized gain on investments	3.3	.3	6.0	1.9

Total comprehensive income	$76.0	$53.4	$141.7	$141.6

(5)

     The Company has guaranteed certain recourse obligations on financing receivables that it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2003, the Company's maximum amount of exposure to losses under these agreements was $174 million, which is net of accrued losses of $20 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At April 30, 2003, the maximum remaining term of the receivables to which the recourse obligations relate was approximately six years.

     Additionally, at April 30, 2003, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $4 million related to these agreements at April 30, 2003. The lease term expires in 2007.

(6)

     In the first quarter of 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement No. 141 also specifies the types of acquired intangible assets to be included in goodwill and those to be reported separately from goodwill upon adoption of Statement No. 142. The Company does not have goodwill or goodwill amortization. This Statement did not have an effect on the Company's financial position or net income.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 4 to the Company's 2002 Annual Report filed on Form 10-K, the Company holds retained interests in certain variable interest entities related to the securitization and sale of retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value that is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At April 30, 2003, the assets of these entities related to the Company's securitizations and sales of retail notes totaled approximately $2,206 million and the maximum exposure to losses from recourse obligations related to these entities was $173 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. The Company does not expect the adoption of these standards to have a material effect on the Company's financial position or net income.

(7)

     The Company recognized a pretax gain of $13.0 million on the retail notes securitized during the first six months of 2003. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average maturity of 22 months, average annual prepayment rate of 20 percent, expected annual credit losses of 0.28 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

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
Results of Operations

                  Net income was $67.5 million for the second quarter and $129.8 million for the first six months of 2003, compared with $42.6 million and $114.5 million, respectively, last year. This year's results benefited primarily from lower loan losses, improved results in Argentina and a larger average portfolio. Partially offsetting these factors were lower gains resulting from a reduced volume of retail notes sold and narrower financing spreads.

                  Revenues totaled $326.5 million for the second quarter and $636.1 million for the first six months of 2003, compared to $356.1 million and $705.0 million, respectively, last year. Revenues decreased primarily due to the reduction in the net gain on Receivables and Leases sold. Finance income earned on retail notes totaled $200.2 million for the first six months of 2003, compared to $203.7 million for the same period in 2002. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance, partially offset by higher average retail note portfolio balances. Lease revenues decreased $35.1 million, to $176.9 million in the first six months of 2003, from $212.0 million in the first six months of 2002 due to a lower average amount of equipment on operating leases. Finance income earned on wholesale receivables increased $11.2 million, to $116.1 million for the first six months of 2003, from $104.9 million in the first six months of 2002. This increase was primarily due to a 12 percent increase in the average balance of wholesale receivables, resulting mainly from the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002, as described in Note 8 to the Interim Financial Statements. Revolving charge account income was $66.2 million for the first six months of 2003, compared to $61.7 million during the same period last year. This increase was primarily due to a nine percent increase in the average balance of revolving charge accounts. Operating loan income increased $2.9 million to $15.7 million in the first six months of 2003, from $12.8 million in the first six months of 2002. The increase was primarily due to a 25 percent increase in the average balance of operating loan accounts. Revenues earned from Deere & Company totaled $95.6 million for the second quarter and $179.9 million for the first six months of 2003, compared to $95.7 and $183.2 million, respectively, for the same periods last year.

                  The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $7.9 million and $14.3 million for the second quarter and first six months of 2003, respectively, compared to $41.8 million and $71.6 million for the same periods a year ago. The year-to-date decrease was primarily due to significantly lower sales of agricultural retail notes of approximately $572 million total principal value during the first six months of 2003, compared to the sale of agricultural and construction and forestry retail notes of approximately $2,631 million total principal value during the first six months of 2002. Additional sales of Receivables and Leases are expected to be made in the future.

                  Other income totaled $9.0 million for the second quarter of 2003, and $15.0 million for the first six months of 2003, compared to $2.0 million and $9.6 million for the same periods in 2002. The year-to-date increase was primarily due to increased gains on the sale of matured lease equipment inventories.

                  Interest expense totaled $94.6 million for the second quarter of 2003, and $181.3 million for the first six months of 2003, compared to $88.4 million and $186.0 million for the same periods in 2002. The quarter-to-date increase was due to higher average debt balances. The year-to-date decrease was due to lower average borrowing rates, partially offset by higher average debt balances.

                  Administrative and operating expenses were $48.2 million in the second quarter of 2003, and $95.7 million for the first six months of 2003, compared with $60.1 million and $106.5 million for the same periods in 2002. The year-to-date decrease was primarily due to the absence this year of the $21 million loss related to the Argentine peso devaluation during the first six months of 2002, partially offset by higher costs associated with administering a larger Receivable and Lease portfolio during the first six months of 2003.

                  Depreciation of equipment on operating leases was $54.3 million in the second quarter of 2003, and $112.8 million for the first six months of 2003, compared to $60.8 million and $128.0 million for the same periods in 2002. The decrease was primarily the result of the lower average amount of equipment on operating leases, partially offset by lower residual values on newly originated operating leases. Interest and support fees paid to John Deere were $6.3 million in the second quarter of 2003, and $14.4 million for the first six months of 2003, compared with $5.3 million and $10.7 million for the same periods in 2002. The year-to-date increase was primarily due to increased average borrowings from Deere & Company.

                  During the second quarter and first six months of 2003, the provision for credit losses totaled $19.9 million, and $32.8 million, respectively, compared with $69.1 million and $89.4 million, in the same periods last year. The decrease was primarily due to a $44 million loan-loss provision taken in the second quarter of 2002 related to two international trade finance customers, Allied Deals Inc. and one of its affiliates (collectively called "Allied Deals"). For additional information, see Note 3 to the Company's most recently filed annual report on Form 10-K. The annualized provision for credit losses, as a percentage of the total average balance of Receivables financed, was .73 percent for the second quarter of 2003 and .62 percent for the first six months of 2003, compared with 3.77 percent and 2.48 percent for the same periods last year. The year-to-date decrease was primarily due to the default of Allied Deals in 2002.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,

	2003	2002	$ Change	% Change

Retail notes:
Agricultural equipment	$877	$853	$24	3%
Construction and forestry equipment	193	281	(88)	(31)
Commercial and consumer equipment	117	137	(20)	(15)

Total	1,187	1,271	(84)	(7)
Revolving charge accounts	688	542	146	27
Operating loans	323	269	54	20
Wholesale receivables	3,295	2,220	1,075	48
Financing leases	35	44	(9)	(20)
Equipment on operating leases	77	106	(29)	(27)

Total	$5,605	$4,452	$1,153	26%

	Six Months
	Ended April 30,

	2003	2002	$ Change	% Change

Retail notes:
Agricultural equipment	$1,607	$1,736	$(129)	(7)%
Construction and forestry equipment	353	487	(134)	(28)
Commercial and consumer equipment	181	199	(18)	(9)

Total	2,141	2,422	(281)	(12)
Revolving charge accounts	1,156	946	210	22
Operating loans	745	531	214	40
Wholesale receivables	5,336	3,529	1,807	51
Financing leases	61	76	(15)	(20)
Equipment on operating leases	119	174	(55)	(32)

Total	$9,558	$7,678	$1,880	24%

                  Agricultural retail note volumes increased during the second quarter of 2003, when compared to last year, primarily due to an increase in international receivables. Agricultural retail note volumes decreased during the first six months of 2003, when compared to last year, primarily due to less aggressive finance programs offered in the first six months of 2003. Construction and forestry retail note volumes decreased during the second quarter and first six months of 2003, when compared to last year, primarily due to a decline in dealer retail sales. Commercial and consumer retail note volumes decreased during the second quarter and first six months of 2003, when compared to last year, primarily due to reduced golf and turf volumes. Revolving charge account volumes increased in the second quarter and first six months of 2003, when compared to last year, primarily as a result of incentive programs offered. Operating loan volumes increased in the second quarter and first six months of 2003, when compared to last year, primarily due to additional sales personnel increasing market coverage. Wholesale receivable volumes increased during the second quarter and first six months of 2003, when compared to last year, primarily as a result of the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002, as described in Note 8 to the Interim Financial Statements. Financing and operating lease volumes decreased during the second quarter and first six months of 2003, when compared to last year, due to more attractive financing options available for retail note products.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2003	2002	2002

Retail notes:
Agricultural equipment	$3,666	$3,305	$2,393
Construction and forestry equipment	1,245	1,198	1,125
Commercial and consumer equipment	754	730	661
Recreational products	65	79	94

Total	5,730	5,312	4,273
Revolving charge accounts	914	896	781
Operating loans	569	561	490
Wholesale receivables	3,855	2,942	3,188
Financing leases	439	468	461
Equipment on operating leases	975	1,180	1,277

Total	$12,482	$11,359	$10,470

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2003	2002	2002

Receivables and Leases administered:
Owned by the Company	$12,482	$11,359	$10,470
Sold and serviced - with limited recourse*	2,055	2,482	2,967
Sold and serviced - without recourse**	43	51	61

Total Receivables and Leases administered	$14,580	$13,892	$13,498

                  Receivables and Leases administered were higher at April 30, 2003 and October 31, 2002 compared to April 30, 2002, primarily due to the purchase of European trade receivables from John Deere beginning in the fourth quarter of 2002, as disclosed in Note 8 to the Interim Financial Statements.

*

The Company's maximum exposure under all recourse provisions at April 30, 2003, October 31, 2002 and April 30, 2002 was $174 million, $204 million and $283 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of a retail note sale. At April 30, 2003, October 31, 2002 and April 30, 2002, the exposure under these agreements was approximately $4 million, $7 million and $7 million, respectively.

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

                  Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of Receivables. They are as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$17.6	.48%	$6.9	.21%	$10.3	.43%
Construction and forestry equipment	12.2	.98	6.8	.57	3.8	.34
Commercial and consumer equipment	1.3	.17	.6	.08	1.3	.20
Recreational products	.1	.15			.1	.11

Total retail notes	31.2	.54	14.3	.27	15.5	.36
Revolving charge accounts	14.9	1.63	14.5	1.62	16.1	2.06
Operating loans	5.7	1.00	3.0	.53	16.0	3.26
Wholesale receivables	8.6	.22	10.6	.36	17.2	.54
Financing leases	2.6	.59	2.6	.56	3.3	.72

Total Receivables	$63.0	.55%	$45.0	.44%	$68.1	.74%

                  The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of their note 60 days or more past due. These amounts were $131 million, $111 million and $69 million at April 30, 2003, October 31, 2002 and April 30, 2002, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of balances held at those dates, respectively, represented 2.29, 2.09 and 1.61 percent of the ending retail notes receivable at April 30, 2003, October 31, 2002 and April 30, 2002, respectively. Amounts of construction and forestry retail notes 60 days or more past due have increased primarily due to non-Deere commercial equipment.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of Receivables were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$18.4	.50%	$9.9	.30%	$19.5	.81%
Construction and forestry equipment	18.8	1.51	28.8	2.40	15.5	1.38
Commercial and consumer equipment	2.8	.37	1.2	.16	1.3	.19
Recreational products	.5	.77	.3	.38	.2	.24

Total retail notes	40.5	.71	40.2	.76	36.5	.85
Revolving charge accounts
Operating loans	22.1	3.89			43.7	8.92
Wholesale receivables	1.6	.04
Financing leases	17.4	3.96	4.1	.88	5.1	1.11

Total Receivables	$81.6	.71%	$44.3	.44%	$85.3	.93%

                  The balance of non-performing operating loans at April 30, 2003 was due to a payment default on an operating loan to a commercial and consumer equipment customer. The Company believes the operating loan is adequately collateralized. The balance of non-performing operating loans at April 30, 2002 was due to the Allied Deals international trade finance receivables that were subsequently written-off in the fourth quarter of 2002. The increase in non-performing financing leases presented above is primarily related to the uncertainty of interest collection related to a few John Deere construction and non-Deere commercial equipment financing leases.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended April 30, 2003		Three Months Ended April 30, 2002

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$1.5	.17%	$1.3	.19%
Construction and forestry equipment	5.1	1.69	2.3	.91
Commercial and consumer equipment	.3	.14	.2	.13
Recreational products			(.1)	(.04)

Total retail notes	6.9	.50	3.7	.33
Revolving charge accounts	6.1	2.87	4.5	2.30
Operating loans	1.2	.94	.8	.81
Wholesale receivables	1.3	.14	2.2	.27
Financing leases	3.7	3.31	.2	.20

Total Receivables	$19.2	.70%	$11.4	.49%

	Six Months Ended April 30, 2003		Six Months Ended April 30, 2002

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$2.6	.15%	$3.1	.23%
Construction and forestry equipment	9.5	1.62	6.2	1.24
Commercial and consumer equipment	.4	.11	.4	.13
Recreational products			1.5	2.97

Total retail notes	12.5	.47	11.2	.51
Revolving charge accounts	11.9	2.86	7.7	1.91
Operating loans	1.6	.65	1.0	.57
Wholesale receivables	1.6	.09	2.3	.14
Financing leases	5.6	2.57	5.4	2.36

Total Receivables	$33.2	.62%	$27.6	.60%

                  Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $141 million at April 30, 2003, compared with $138 million at October 31, 2002 and $131 million at April 30, 2002.

                  The Company's allowance for credit losses on all Receivables held totaled $122 million at April 30, 2003, $118 million at October 31, 2002 and $158 million at April 30, 2002. The allowance for credit losses represented 1.06 percent of the total Receivables held at April 30, 2003, 1.16 percent at October 31, 2002 and 1.72 percent at April 30, 2002. The decrease in the allowance at April 30, 2003, compared to April 30, 2002, was primarily due to the write-off of the loan-loss accrued for Allied Deals in 2002. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes the allowance is sufficient to provide for losses in its existing receivable portfolio.

                  The Company's other assets totaled $418 million at April 30, 2003, $350 million at October 31, 2002, and $238 million at April 30, 2002. The increase was primarily the result of increases in fair values of interest rate swaps associated with fair value hedges of long-term borrowings. The offsetting amounts were recorded as fair value increases in the carrying values of the related borrowings according to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Capital Resources and Liquidity

                  The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first six months of 2003, the Company issued $1,900 million of term debt, maintained an average commercial paper balance of $1,454 million, and received proceeds of $606 million from sales of Receivables. At April 30, 2003, the Company's funding profile included $2,578 million of commercial paper, $8,278 million of unsecured term debt, $2,006 million of securitizations and $1,904 million of equity capital. For funding diversification purposes, the Company has historically sought to maintain securitizations at between 20 and 30 percent of its non-equity funding base. The Company's funding profile may be altered to reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. In the first six months of 2002, an assessment of these and other factors led to $2,613 million of funding sourced from Receivable sales. In contrast, only $606 million of funding was sourced from Receivable sales in the first six months of 2003, resulting in a higher commercial paper balance relative to 2002. Note 4 to the consolidated financial statements in the Company's annual report on Form 10-K provides a summary of retail note securitizations. For additional information regarding current securitization gains and assumptions, see Note 7 to the interim financial statements presented above.

                  During the first six months of 2003, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $253 million in the first six months of 2003. Cash provided by financing activities totaled $1,120 million in the first six months of 2003, resulting from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash used for investing activities totaled $1,139 million in the first six months of 2003, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and Leases, partially offset by proceeds from sales of Receivables. Cash and cash equivalents increased $241 million during the first six months of 2003.

                  During the first six months of 2002, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $223 million in the first six months of 2002. Cash provided by investing activities totaled $1,163 million in the first six months of 2002, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $1,425 million in the first six months of 2002, resulting primarily from a decrease in borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $40 million during the first six months of 2002.

                  Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at April 30, 2003, October 31, 2002 and April 30, 2002 was approximately $2,578 million, $1,422 million and $1,262 million, respectively, while the total cash and short-term investment position was approximately $389 million, $148 million and $463 million, respectively. Additionally, the Company had access to approximately $2,880 million, $2,639 million and $2,123 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States.

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

                  The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook are the same as those for Deere & Company. They are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A-*	A-2*	CreditWatch Negative (Long-Term only)
Fitch Ratings	A	F1	Negative

*  On April 14, 2003, Standard & Poor's placed the senior long-term ratings of Deere & Company and the Company on CreditWatch with negative implications. The A-2 short-term ratings were affirmed and not placed on CreditWatch.

                  Total interest-bearing indebtedness amounted to $11,032 million at April 30, 2003, compared with $9,653 million at October 31, 2002 and $9,108 million at April 30, 2002, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,372 million at April 30, 2003, compared with $4,272 million at October 31, 2002 and $4,307 million at April 30, 2002, while total long-term indebtedness amounted to $6,660 million, $5,381 million and $4,801 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.8 to 1, 5.3 to 1 and 4.9 to 1 at April 30, 2003, October 31, 2002 and April 30, 2002, respectively.

                  During the first six months of 2003, the Company issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.8% at April 30, 2003. Additionally during the first six months of 2003, the Company issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 2.0% at April 30, 2003. The Company also issued $400 million and retired $1,312 million of medium-term notes.

                  In May 2003, the Company issued $200 million of floating rate medium-term notes due in 2005. Interest rate swaps related to these notes swap the floating rate to a fixed rate of 2.2% as of May 20, 2003.

                  The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets.

                  At April 30, 2003, the Capital Corporation and Deere & Company jointly maintained $3,561 million of unsecured lines of credit with various banks in North America and overseas, $578 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

                  Stockholder's equity was $1,904 million at April 30, 2003, compared with $1,812 million at October 31, 2002 and $1,848 million at April 30, 2002. The increase of $92 million in the first six months of 2003 resulted primarily from net income of $130 million, offset by a dividend payment of $50 million.

                  The Capital Corporation declared and paid cash dividends of $50 million to John Deere Credit Company during the first six months of fiscal 2003. John Deere Credit Company paid comparable dividends to Deere & Company. On May 29, 2003, the Capital Corporation declared an additional $40 million dividend, to be paid to John Deere Credit Company on June 6, 2003. John Deere Credit Company, in turn, declared a $40 million dividend to Deere & Company, also payable on June 6, 2003.

                  The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 79 percent of the Company's acquisition volume for both the six months ended April 30, 2003 and for the same period last year. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

See the information under "Quantitative and Qualitative Disclosure About Market Risk" on page 19 in the John Deere Capital Corporation's most recent annual report filed on Form 10-K. There has been no material change in this information.

Item 4.	Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, after an evaluation on May 29, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation.

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

(b) Reports on Form 8-K.

Date of Report	Item	Financial Statements
February 11, 2003	Items 5 & 7	Earnings release of John Deere Capital Corporation and press release of Deere & Company

April 14, 2003	Item 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	May 29, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of John Deere Capital Corporation;

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

Date:	May 29, 2003	By:	/s/ R. W. Lane

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

Date:	May 29, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

12.	Computation of ratio of earnings to fixed charges.	21

99.1	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2003	----
	(Securities and Exchange Commission file number 1-4121*).

99.2	Statement of Robert W. Lane, Chairman and Principal Executive Officer of John Deere Capital Corporation, and Nathan J. Jones, Senior Vice President and Principal Financial Officer of John Deere Capital Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	22

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.