Form 10-Q
period 2003-07-31
DEERE JOHN CAPITAL CORP
filed 2003-08-29
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

     At July 31, 2003, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 22 Pages Index to Exhibits: Page 18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

Three Months Ended July 31,		Nine Months Ended July 31,

2003	2002	2003	2002

Revenues
Finance income earned on retail notes	$105.8	$98.9	$306.0	$302.6
Lease revenues	79.2	100.6	256.1	312.6
Revolving charge account income	40.6	35.9	106.8	97.6
Finance income earned on wholesale receivables	64.3	56.9	180.4	161.8
Operating loan income	7.9	6.0	23.6	18.8
Securitization and servicing fee income	11.5	11.7	36.9	35.0
Net gain on receivables and leases sold	23.8	4.7	38.1	76.3
Interest income from short-term investments	4.8	2.6	11.1	8.0
Other income	5.1	5.3	20.1	14.9

Total revenues	343.0	322.6	979.1	1,027.6

Expenses
Interest expense	93.4	92.9	274.7	278.9
Operating expenses:
Administrative and operating expenses	50.3	48.7	146.0	155.2
Provision for credit losses	22.7	18.9	55.5	108.3
Fees paid to John Deere	6.6	4.6	21.0	15.3
Depreciation of equipment on operating leases	47.3	64.1	160.1	192.1

Total operating expenses	126.9	136.3	382.6	470.9

Total expenses	220.3	229.2	657.3	749.8

Income of consolidated group before income taxes	122.7	93.4	321.8	277.8
Provision for income taxes	43.0	33.6	112.4	101.5

Income of consolidated group	79.7	59.8	209.4	176.3
Equity in income (loss) of unconsolidated affiliates	0.1	(.9)	0.2	(2.9)

Net income	79.8	58.9	209.6	173.4
Cash dividends declared	(40.0)	(140.0)	(90.0)	(340.0)
Retained earnings at beginning of period	1,123.7	1,077.8	1,043.9	1,163.3

Retained earnings at end of period	$1,163.5	$996.7	$1,163.5	$996.7

See Notes to Interim Financial Statements

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

July 31, 2003	October 31, 2002	July 31, 2002

Assets
Cash and cash equivalents	$344.5	$147.8	$354.0
Receivables
Retail notes	5,497.8	5,311.7	4,734.4
Revolving charge accounts	1,116.5	896.0	863.9
Operating loans	619.3	561.2	553.5
Wholesale receivables	3,523.9	2,942.2	3,068.0
Financing leases	430.9	467.5	456.3

Total receivables	11,188.4	10,178.6	9,676.1
Allowance for credit losses	(126.5)	(118.3)	(162.1)

Total receivables - net	11,061.9	10,060.3	9,514.0

Notes receivable - unconsolidated affiliates	300.3	259.9	271.1
Other receivables	141.8	96.9	101.3
Equipment on operating leases - net	908.8	1,180.0	1,232.9
Investment in unconsolidated affiliates	2.9	7.1	9.2
Other assets	377.1	350.4	378.9

Total Assets	$13,137.3	$12,102.4	$11,861.4

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,995.0	$1,422.0	$1,622.8
Other notes payable	15.0	37.5	35.3
John Deere	117.3	654.0	979.1
Current maturities of long-term borrowings	1,402.3	2,158.6	2,243.9

Total short-term borrowings	3,529.6	4,272.1	4,881.1

Accounts payable and accrued liabilities
Accrued interest on debt	89.4	52.3	86.6
Other payables	425.8	446.3	265.2

Total accounts payable and accrued liabilities	515.2	498.6	351.8

Deposits withheld from dealers and merchants	150.2	138.4	134.0

Long-term borrowings:
Senior debt	6,841.8	5,231.3	4,583.8
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	6,991.8	5,381.3	4,733.8

Total liabilities	11,186.8	10,290.4	10,100.7

Stockholder's equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8

Retained earnings	1,163.5	1,043.9	996.7

Cumulative translation adjustment	8.9	(2.2)	(4.9)
Unrealized loss on derivatives	(35.6)	(44.1)	(45.9)
Unrealized gain on investments	0.9	1.6	2.0

Total accumulated other comprehensive income (loss)	(25.8)	(44.7)	(48.8)

Total stockholder's equity	1,950.5	1,812.0	1,760.7

Total Liabilities and Stockholder's Equity	$13,137.3	$12,102.4	$11,861.4

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows
For the Nine Months Ended July 31, 2003 and 2002
(Unaudited)
(in millions)

	2003	2002

Cash Flows from Operating Activities:
Net income	$209.6	$173.4
Adjustments to reconcile net income to net cash
provided by operating activities	166.6	159.0

Net cash provided by operating activities	376.2	332.4

Cash Flows from Investing Activities:
Cost of receivables acquired	(15,311.8)	(12,293.1)
Collections of receivables	12,882.9	10,212.9
Cost of operating leases acquired	(190.6)	(260.1)
Proceeds from sales of equipment on operating leases	320.4	332.5
Change in notes receivable - unconsolidated affiliates	(40.4)	45.8
Proceeds from sales of receivables	1,542.9	2,789.1
Acquisition of businesses		(8.1)
Other	20.3	(100.9)

Net cash provided by (used for) investing activities	(776.3)	718.1

Cash Flows from Financing Activities:
Change in commercial paper	529.6	(769.1)
Change in other notes payable	(20.7)	13.3
Change in payable with John Deere	(564.5)	(556.0)
Proceeds from issuance of long-term borrowings	2,620.1	2,565.8
Principal payments on long-term borrowings	(1,887.7)	(2,111.9)
Dividends paid	(90.0)	(340.0)

Net cash provided by (used for) financing activities	586.8	(1,197.9)

Effect of exchange rate changes on cash	10.0	(.8)

Net increase (decrease) in cash and cash equivalents	196.7	(148.2)
Cash and cash equivalents at beginning of period	147.8	502.2

Cash and cash equivalents at end of period	$344.5	$354.0

See Notes Interim Financial Statements.

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

(3)

     The Company's ratio of earnings to fixed charges was 2.29 to 1 for the third quarter of 2003 compared with 1.99 to 1 for the third quarter of 2002. The ratio of earnings to fixed charges was 2.15 to 1 for the first nine months of 2003 and 1.98 to 1 for the first nine months of 2002. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except for transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net Income	$79.8	$58.9	$209.6	$173.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	6.0	3.4	11.1	3.0
Unrealized gain (loss) on derivatives	7.7	(9.9)	8.5	15.7
Unrealized gain (loss) on investments	(6.7)	.1	(.7)	2.0

Total comprehensive income	$86.8	$52.5	$228.5	$194.1

(5)

     The Company has guaranteed certain recourse obligations on financing receivables and leases that it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2003, the Company's maximum amount of exposure to losses under these agreements was $218 million, which is net of accrued losses of $22 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At July 31, 2003, the maximum remaining term of the receivables to which the recourse obligations relate was approximately six years.

     Additionally, at July 31, 2003, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $4 million related to these agreements at July 31, 2003. The lease term expires in 2007.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 4 to the Company's 2002 Annual Report filed on Form 10-K, the Company holds retained interests in certain variable interest entities related to the securitization and sale of retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value that is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At July 31, 2003, the assets of these entities related to the Company's securitizations and sales of retail notes totaled approximately $2,865 million and the maximum exposure to losses from recourse obligations related to these entities was $218 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

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

(7)

     The Company recognized a pretax gain of $38.5 million on the retail notes securitized during the first nine months of 2003. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average remaining maturity of 21 months, average annual prepayment rate of 19 percent, expected annual credit losses of 0.41 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

(8)

     The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. John Deere compensates the Company for the carrying costs related to these interest-free periods. In the fourth quarter of 2002, the Company began purchasing European trade receivables from John Deere.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          Net income was $79.8 million for the third quarter and $209.6 million for the first nine months of 2003, compared with $58.9 million and $173.4 million, respectively, last year. The increase in quarterly net income was primarily due to higher gains resulting from an increased volume of retail note sales and growth in the portfolio. The year-to-date increase was primarily due to lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation last year, partially offset by lower gains on the sales of retail notes and narrower financing spreads.

          Revenues totaled $343.0 million for the third quarter and $979.1 million for the first nine months of 2003, compared to $322.6 million and $1,027.6 million, respectively, last year. The year-to-date decrease was primarily due to lower lease revenues and the reduction in the net gain on Receivables and Leases sold. Finance income earned on retail notes totaled $306.0 million for the first nine months of 2003, compared to $302.6 million for the same period in 2002. This increase was primarily due to higher average retail note portfolio balances. Lease revenues decreased $56.5 million, to $256.1 million in the first nine months of 2003, from $312.6 million in the first nine months of 2002 primarily due to a lower average amount of equipment on operating leases. Finance income earned on wholesale receivables increased $18.6 million, to $180.4 million for the first nine months of 2003, from $161.8 million in the first nine months of 2002. This increase was primarily due to a 15 percent increase in the average balance of wholesale receivables, resulting mainly from the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002, as described in Note 8 to the Interim Financial Statements. Revolving charge account income was $106.8 million for the first nine months of 2003, compared to $97.6 million during the same period last year. This increase was primarily due to a 13 percent increase in the average balance of revolving charge accounts. Operating loan income increased $4.8 million to $23.6 million in the first nine months of 2003, from $18.8 million in the first nine months of 2002. The increase was primarily due to a 23 percent increase in the average balance of operating loan accounts. Revenues earned from Deere & Company totaled $91.4 million for the third quarter and $271.3 million for the first nine months of 2003, compared to $92.3 and $300.0 million, respectively, for the same periods last year.

          The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $23.8 million and $38.1 million for the third quarter and first nine months of 2003, respectively, compared to $4.7 million and $76.3 million for the same periods a year ago. The year-to-date decrease was primarily due to significantly lower sales of agricultural and construction and forestry retail notes of approximately $1,517 million total principal value during the first nine months of 2003, compared to the sale of approximately $2,764 million total principal value during the first nine months of 2002. Additional sales of Receivables and Leases are expected to be made in the future.

          Other income totaled $5.1 million for the third quarter of 2003, and $20.1 million for the first nine months of 2003, compared to $5.3 million and $14.9 million for the same periods in 2002. The year-to-date increase was primarily due to increased gains on the sale of matured lease equipment inventories.

          Interest expense totaled $93.4 million for the third quarter of 2003, and $274.7 million for the first nine months of 2003, compared to $92.9 million and $278.9 million for the same periods in 2002. The year-to-date decrease was due to lower average borrowing rates, partially offset by higher average debt balances.

          Administrative and operating expenses were $50.3 million in the third quarter of 2003, and $146.0 million for the first nine months of 2003, compared with $48.7 million and $155.2 million for the same periods in 2002. The year-to-date decrease was primarily due to the absence this year of the $23 million loss related to the Argentine peso devaluation during the first nine months of 2002, partially offset by higher costs associated with administering a larger Receivable and Lease portfolio during the first nine months of 2003.

          During the third quarter and first nine months of 2003, the provision for credit losses totaled $22.7 million and $55.5 million, respectively, compared with $18.9 million and $108.3 million, in the same periods last year. The year-to-date decrease was primarily due to a $45 million loan-loss provision taken during the first nine months of 2002 related to two international trade finance customers, Allied Deals Inc. and one of its affiliates (collectively called "Allied Deals"). For additional information, see Note 3 to the Company's most recently filed annual report on Form 10-K. The annualized provision for credit losses, as a percentage of the total average balance of Receivables financed, was .81 percent for the third quarter of 2003 and .67 percent for the first nine months of 2003, compared with .80 percent and 1.54 percent for the same periods last year. The year-to-date decrease was primarily due to the default of Allied Deals in 2002.

          Fees paid to John Deere for interest and support were $6.6 million in the third quarter of 2003 and $21.0 million for the first nine months of 2003, compared with $4.6 million and $15.3 million for the same periods in 2002. Depreciation of equipment on operating leases was $47.3 million in the third quarter of 2003 and $160.1 million for the first nine months of 2003, compared to $64.1 million and $192.1 million for the same periods in 2002. The decrease was primarily the result of the lower average amount of equipment on operating leases, partially offset by lower residual values on newly originated operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,

	2003	2002	$ Change	% Change

Retail notes:
Agricultural equipment	$810	$662	$148	22%
Construction and forestry equipment	253	176	77	44
Commercial and consumer equipment	200	117	83	71

Total	1,263	955	308	32
Revolving charge accounts	901	691	210	30
Operating loans	351	257	94	37
Wholesale receivables	3,313	2,835	478	17
Financing leases	44	51	(7)	(14)
Equipment on operating leases	72	86	(14)	(16)

Total	$5,944	$4,875	$1,069	22%

	Nine Months
	Ended July 31,

	2003	2002	$ Change	% Change

Retail notes:
Agricultural equipment	$2,417	$2,398	$19	1%
Construction and forestry equipment	606	663	(57)	(9)
Commercial and consumer equipment	381	316	65	21

Total	3,404	3,377	27	1
Revolving charge accounts	2,057	1,637	420	26
Operating loans	1,096	788	308	39
Wholesale receivables	8,649	6,364	2,285	36
Financing leases	105	127	(22)	(17)
Equipment on operating leases	191	260	(69)	(27)

Total	$15,502	$12,553	$2,949	23%

          Agricultural retail note volumes increased during the third quarter of 2003, compared to last year, primarily due to increased farmer cash flow and more favorable crop conditions in the United States, and an increase in international receivables. Agricultural retail note volumes increased during the first nine months of 2003, compared to last year, primarily due to an increase in international receivables. Construction and forestry retail note volumes increased during the third quarter of 2003, compared to last year, primarily due to a large increase in dealer retail sales. Construction and forestry retail note volumes decreased during the first nine months of 2003, compared to last year, due to reduced non-Deere commercial equipment volumes.

Commercial and consumer retail note volumes increased during the third quarter and first nine months of 2003, when compared to last year, primarily due to the success of recently introduced Deere equipment products and increased market share. Revolving charge account volumes increased in the third quarter and first nine months of 2003, when compared to last year, primarily as a result of incentive programs offered and increased market coverage. Operating loan volumes increased in the third quarter and first nine months of 2003, when compared to last year, primarily due to additional sales personnel increasing market coverage. Wholesale receivable volumes increased during the third quarter and first nine months of 2003, when compared to last year, primarily as a result of the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002, as described in Note 8 to the Interim Financial Statements. Financing and operating lease volumes decreased during the third quarter and first nine months of 2003, when compared to last year, due to more attractive financing options available for retail note products.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2003	2002	2002

Retail notes:
Agricultural equipment	$3,522	$3,305	$2,792
Construction and forestry equipment	1,061	1,198	1,153
Commercial and consumer equipment	857	730	704
Recreational products	58	79	85

Total	5,498	5,312	4,734
Revolving charge accounts	1,116	896	864
Operating loans	619	561	554
Wholesale receivables	3,524	2,942	3,068
Financing leases	431	468	456
Equipment on operating leases	909	1,180	1,233

Total	$12,097	$11,359	$10,909

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2003	2002	2002

Receivables and Leases administered:
Owned by the Company	$12,097	$11,359	$10,909
Sold and serviced - with limited recourse*	2,740	2,482	2,774
Sold and serviced - without recourse**	39	51	56

Total Receivables and Leases administered	$14,876	$13,892	$13,739

          Receivables and Leases administered were higher at July 31, 2003, compared to October 31, 2002 and July 31, 2002, primarily due to an increase in acquisition volumes of retail notes, wholesale receivables (trade receivables) and revolving charge accounts as previously discussed.

*

The Company's maximum exposure under all recourse provisions at July 31, 2003, October 31, 2002 and July 31, 2002 was $218 million, $204 million and $227 million, respectively. In addition, the Company has guaranteed letters of credit on behalf of John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of a retail note sale. At July 31, 2003, October 31, 2002 and July 31, 2002, the exposure under these agreements was approximately $4 million, $7 million and $7 million, respectively.

**	These receivables represent recreational product retail notes which the Company has sold but continues to administer for a fee.

          Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$16.5	.47%	$6.9	.21%	$10.7	.38%
Construction and forestry equipment	11.4	1.07	6.8	.57	4.1	.36
Commercial and consumer equipment	1.3	.15	.6	.08	1.3	.18
Recreational products	.1	.17			.1	.12

Total retail notes	29.3	.53	14.3	.27	16.2	.34
Revolving charge accounts	13.4	1.20	14.5	1.62	14.8	1.71
Operating loans	2.5	.40	3.0	.53	38.9	7.03
Wholesale receivables	7.1	.20	10.6	.36	13.2	.43
Financing leases	4.7	1.09	2.6	.56	2.8	.61

Total	$57.0	.51%	$45.0	.44%	$85.9	.89%

          The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his/her note 60 days or more past due. These amounts were $124 million, $111 million and $78 million at July 31, 2003, October 31, 2002 and July 31, 2002, respectively. The balance of retail notes held on which any installment is 60 days or more past due as a percent of total retail notes, was 2.26, 2.09 and 1.65 percent at July 31, 2003, October 31, 2002 and July 31, 2002, respectively. Amounts of construction and forestry retail notes 60 days or more past due have increased primarily due to non-Deere equipment.

          Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2003		2002		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$22.7	.64%	$9.9	.30%	$19.0	.68%
Construction and forestry equipment	24.7	2.33	28.8	2.40	27.9	2.42
Commercial and consumer equipment	2.6	.31	1.2	.16	1.7	.24
Recreational products	.6	1.03	.3	.38	.3	.34

Total retail notes	50.6	.92	40.2	.76	48.9	1.03
Revolving charge accounts
Operating loans	21.9	3.53			43.7	7.89
Wholesale receivables	11.6	.33
Financing leases	18.0	4.17	4.1	.88	7.3	1.60

Total	$102.1	.91%	$44.3	.44%	$99.9	1.03%

         The balance of non-performing operating loans at July 31, 2003 was due to a payment default on an operating loan to a commercial and consumer equipment customer. The customer is making partial payments, and the Company continues to believe the operating loan is adequately collateralized. The balance of non-performing operating loans at July 31, 2002 was due to the Allied Deals international trade finance receivables that were subsequently written-off in the fourth quarter of 2002. The increase in non-performing wholesale receivables is primarily related to a payment default of a single agricultural dealership. A loan-loss provision was recorded for the estimated uncollectible amount. The increase in non-performing financing leases presented above is primarily related to the uncertainty of interest collection related to a few John Deere construction and non-Deere commercial equipment financing leases. Loan-loss provisions have been recorded for the estimated uncollectible amount.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended July 31, 2003		Three Months Ended July 31, 2002

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$2.1	.24%	$1.0	.17%
Construction and forestry equipment	1.3	.43	3.2	1.37
Commercial and consumer equipment	.3	.16	.2	.15
Recreational products	.3	1.76	.3	1.48

Total retail notes	4.0	.29	4.7	.48
Revolving charge accounts	4.7	2.02	4.5	2.42
Operating loans	.4	.31
Wholesale receivables	.6	.06	2.1	.32
Financing leases	1.9	1.73	2.7	2.34

Total	$11.6	.41%	$14.0	.59%

	Nine Months Ended July 31, 2003		Nine Months Ended July 31, 2002

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$4.7	.18%	$4.1	.20%
Construction and forestry equipment	10.8	1.20	9.4	1.20
Commercial and consumer equipment	.7	.13	.6	.13
Recreational products	.3	.60	1.8	2.48

Total retail notes	16.5	.40	15.9	.47
Revolving charge accounts	16.6	2.41	12.2	1.90
Operating loans	2.0	.52	1.0	.36
Wholesale receivables	2.2	.08	4.4	.18
Financing leases	7.5	2.31	8.1	2.37

Total	$44.8	.54%	$41.6	.59%

          Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $150 million at July 31, 2003, compared with $138 million at October 31, 2002 and $134 million at July 31, 2002.

          The Company's allowance for credit losses on all Receivables held totaled $127 million at July 31, 2003, $118 million at October 31, 2002 and $162 million at July 31, 2002. The allowance for credit losses represented 1.14 percent of the total Receivables held at July 31, 2003, 1.16 percent at October 31, 2002 and 1.67 percent at July 31, 2002. The decrease in the allowance at July 31, 2003, compared to July 31, 2002, was primarily due to the write-off of the loan-loss accrued for Allied Deals in the fourth quarter of 2002. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes the allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

          Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the United States Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company's business is affected by general economic conditions in and the political instability of the global markets in which the Company operates (including Latin America), because deteriorating economic conditions and political instability can result in higher loan losses. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Capital Resources and Liquidity

          The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first nine months of 2003, the Company issued $2,620 million of term debt, maintained an average commercial paper balance of $1,722 million and received proceeds of $1,543 million from sales of Receivables. At July 31, 2003, the Company's funding profile included $1,995 million of commercial paper, $8,394 million of unsecured term debt, $2,680 million of securitizations and $1,951 million of equity capital. For funding diversification purposes, the Company has historically sought to maintain securitizations at between 20 and 30 percent of its non-equity funding base. The Company's funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. To maintain the targeted funding profile, $1,543 million of funding was sourced from Receivables sales during the first nine months of 2003. During the first nine months of 2002, $2,789 million of funding was sourced from Receivables sales in order to increase the level of securitizations to within the targeted range. Note 4 to the consolidated financial statements in the Company's annual report on Form 10-K provides a summary of retail note securitizations. For additional information regarding current securitization gains and assumptions, see Note 7 to the Interim Financial Statements.

          During the first nine months of 2003, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $376 million in the first nine months of 2003. Cash provided by financing activities totaled $587 million in the first nine months of 2003, resulting from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash used for investing activities totaled $776 million in the first nine months of 2003, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and Leases, partially offset by proceeds from sales of Receivables. Cash and cash equivalents increased $197 million during the first nine months of 2003.

          During the first nine months of 2002, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings and pay dividends to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash provided by operating activities was $332 million in the first nine months of 2002. Cash provided by investing activities totaled $718 million in the first nine months of 2002, primarily due to the collections of Receivables and Leases and proceeds from sales of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $1,198 million in the first nine months of 2002, resulting primarily from a decrease in borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $148 million during the first nine months of 2002.

          Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at July 31, 2003, October 31, 2002 and July 31, 2002 was approximately $1,995 million, $1,422 million and $1,623 million, respectively, while the total cash and short-term investment position was approximately $345 million, $148 million and $354 million, respectively. Additionally, the Company had access to approximately $3,373 million, $2,639 million and $1,940 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, as well as public and private securitization markets in the United States.

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

          The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook are the same as those for Deere & Company. They are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A-*	A-2*	Negative (long-term only)
Fitch Ratings	A	F1	Negative

* On June 24, 2003, Standard & Poor's affirmed its corporate credit ratings on Deere & Company and the Company. Long-term corporate ratings were removed from CreditWatch where they were placed on April 14, 2003. At the same time, the short-term corporate ratings, which were not on CreditWatch, were affirmed.

          Total interest-bearing indebtedness amounted to $10,521 million at July 31, 2003, compared with $9,653 million at October 31, 2002 and $9,615 million at July 31, 2002, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,530 million at July 31, 2003, compared with $4,272 million at October 31, 2002 and $4,881 million at July 31, 2002, while total long-term indebtedness amounted to $6,992 million, $5,381 million and $4,734 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.4 to 1, 5.3 to 1 and 5.5 to 1 at July 31, 2003, October 31, 2002 and July 31, 2002, respectively.

          During the first nine months of 2003, the Company issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.61% at July 31, 2003. Additionally during the first nine months of 2003, the Company issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 1.77% at July 31, 2003. During the first nine months of 2003, the Company retired $200 million of floating rate notes. The Company also issued $1,120 million and retired $1,488 million of other borrowings, primarily medium-term notes.

          The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets.

          At July 31, 2003, the Capital Corporation and Deere & Company jointly maintained $3,773 million of unsecured lines of credit with various banks in North America and overseas, $1,110 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. These agreements include a $2,150 million long-term bank credit agreement expiring on February 20, 2006. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

          Stockholder's equity was $1,951 million at July 31, 2003, compared with $1,812 million at October 31, 2002 and $1,761 million at July 31, 2002. The increase of $139 million in the first nine months of 2003 resulted primarily from net income of $210 million, offset by dividend payments of $90 million.

          The Capital Corporation declared and paid cash dividends of $90 million to John Deere Credit Company during the first nine months of fiscal 2003. John Deere Credit Company paid comparable dividends to Deere & Company. On August 28, 2003, the Capital Corporation declared an additional $115 million dividend, to be paid to John Deere Credit Company on September 5, 2003. John Deere Credit Company, in turn, declared a $115 million dividend to Deere & Company, also payable on September 5, 2003.

          The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 79 percent of the Company's acquisition volume for the nine months ended July 31, 2003, compared with 80 percent for the same period last year. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

          The Company's principal executive officer and its principal financial officer, after an evaluation as of July 31, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rules 13a-15.

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

(b) Reports on Form 8-K.

Date of Report	Item	Financial Statements
May 13, 2003	Items 5, 7 & 9	Earnings release of John Deere Capital Corporation and press release of Deere & Company

June 25, 2003	Item 5	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	August 29, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page No.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of John Deere Capital Corporation for the year ended October 31, 1999*).	----

12	Computation of ratio of earnings to fixed charges.	19

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2003	----
	(Securities and Exchange Commission file number 1-4121*).

31.1	Rule 13a-14(a)/15d-14(a) Certification	20

31.2	Rule 13a-14(a)/15d-14(a) Certification	21

32	Section 1350 Certifications	22

* Incorporate by reference. Copies of these exhibits are available from the Company upon request.