Form 10-K
period 2003-10-31
DEERE JOHN CAPITAL CORP
filed 2003-12-23
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)		36-2386361 (IRS employer identification number)

1 East First Street, Suite 600 Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)	(775) 786-5527 (Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
6 % Debentures Due 2009 8-5/8% Subordinated Debentures Due 2019

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

At November 30, 2003, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.	Business.

The Company

                 John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See "Relationships of the Company with John Deere" for additional information regarding agreements between the Company and Deere & Company. The Company offers equipment financing products in Argentina, Australia, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), Spain, the United Kingdom and the United States.

                The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers, and provides insured international export financing generally involving John Deere products (operating loans). The Company also provides wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers a significant portion of the trade receivables originated by John Deere, which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2003, the Company had 1,494 full-time and part-time employees.

Business of John Deere

John Deere's operations are categorized into four major business segments:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and service parts - including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment and service parts for commercial and residential uses - including small tractors for lawn, garden, commercial and utility purposes; walk-behind mowers; golf course equipment; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

John Deere's worldwide agricultural equipment, commercial and consumer equipment, construction and forestry and special technologies operations are commonly referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

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

                John Deere had net income of $643 million, or $2.64 per share diluted ($2.68 per share basic), in 2003, compared with net income of $319 million, or $1.33 per share diluted ($1.34 per share basic), in 2002. The success of new products and ongoing efforts to manage costs and asset intensity were evident in the results for 2003. Improved market conditions also contributed to the stronger performance of John Deere's construction and forestry and commercial and consumer equipment segments. Additionally, as a result of disciplined asset management, trade receivables ended the year at their lowest level in more than a decade.

                John Deere's net sales and revenues increased 11 percent to $15,535 million in 2003, compared with $13,947 million in 2002. Net sales of the Equipment Operations increased 14 percent in 2003 to $13,349 million from $11,703 million last year. Net sales increased primarily due to higher physical volumes of commercial and consumer equipment and construction and forestry equipment. In addition, the increases were due to the translation effect of stronger foreign currency exchange rates and improved price realization. Net sales outside the United States and Canada increased 17 percent in 2003. Excluding the impact of changes in currency exchange rates, these sales were up 5 percent for the year.

                The agricultural equipment segment had net sales of $7,349 million in 2003, compared to $6,738 million in 2002. The commercial and consumer equipment segment had net sales of $3,231 million in 2003, compared to $2,712 million in 2002. The construction and forestry segment had net sales of $2,728 million in 2003, compared to $2,199 million in 2002. The credit operations segment had revenues of $1,347 million in 2003, compared to $1,426 million in 2002.

Outlook for John Deere

                As a result of the factors and conditions outlined below, sales for the full 2004 fiscal year are expected to increase between 9 and 11 percent and net income is forecast to be in a range of $750 million to $850 million. John Deere's net equipment sales for the first quarter of 2004 are currently forecast to be up approximately 25 percent in comparison with depressed sales levels in the first quarter of 2003, although production levels are expected to increase only 9 to 11 percent for the first quarter. John Deere net income for the first quarter in 2004 is forecasted in a range of $100 million to $150 million. Excluding the impact of currency and price, sales are expected to increase 18 to 20 percent for the quarter and 6 to 8 percent for the year.

               John Deere's yearly earnings estimate also includes an increase of approximately $125 million pretax in postretirement benefit costs, based on John Deere's assumptions that reflect recent trends in medical inflation and interest rates.

                Agricultural Equipment. After hitting a record level in 2003, United States farm income is expected to remain strong in the coming year as a result of continuing high crop and livestock prices, as well as favorable levels of carryover stocks in farm commodities. In addition, tax provisions that offer expanded depreciation and expense write-offs should lend further support to farm machinery sales. As a result of these positive factors, industry retail sales in the United States and Canada are now expected to be up 5 to 10 percent for fiscal 2004. In other parts of the world, industry retail sales in Western Europe are expected to be flat to down 5 percent for the year mainly as result of lower farm income due to the impact of drought on the livestock sector. John Deere believes industry sales in South America will be flat in 2004. While favorable conditions support further industry growth in South America, John Deere believes this could be offset by the timing and availability of Brazilian government financing. On a worldwide basis, sales of John Deere agricultural equipment are now forecast to be up between 8 to 10 percent for the year with an increase in physical volume of 5 to 7 percent.

                Commercial and Consumer Equipment. John Deere commercial and consumer equipment sales are expected to continue benefiting from the success of new products, including an expanded utility-vehicle line and the 100 series lawn tractor introduced in the mass and dealer channels in 2003. As a result, the segment's sales are forecast to be up between 10 to 12 percent for the year.

                Construction and Forestry. Retail activity in the construction and forestry sectors rose at a healthy rate in 2003 mainly as a result of strong replacement demand. John Deere sales for 2003 rose sharply in virtually all market segments and outpaced the industry. Further replacement demand is expected to lead to modest growth in the industry in 2004. In 2004, John Deere shipments of construction and forestry equipment are projected to be up 2 to 4 percent. John Deere consolidated Nortrax, Inc. during the first quarter of 2004. Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax) are ventures involved in the ownership and development of several construction equipment dealer locations. Including Nortrax in the consolidated results will add an additional estimated $275 million to sales for the year.

                Credit Operations. Although the credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The credit operations expect net income of about $300 million for the year. The Company's net income for 2004, which does not include the credit operations in Canada, Brazil and Finland, is projected to remain unchanged from 2003.

Relationships of the Company with John Deere

                The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company's purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company's operations. In addition, the Company and John Deere have joint access to certain lines of credit of the Company.

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

                The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by the Equipment Operations. The Company also performs all servicing and collection functions in North America. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

                 Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2003 and 2002, the Company's ratios were 2.17 to 1 and 1.97 to 1, respectively, and never less than 2.05 to 1 and 1.81 to 1 for any fiscal quarter of 2003 and 2002, respectively. Deere & Company's obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness obligations or other liabilities. Further, Deere & Company's obligations under the agreement are not measured by the amount of the Company's indebtedness, obligations or other liabilities. Deere & Company's obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

                The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. John Deere compensates the Company for the carrying costs related to these interest-free periods.

Description of Receivables and Leases

                Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2003 and 2002, approximately 85 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

Deere Credit, Inc., a wholly-owned subsidiary of the Company, holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment.

                FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of commercial and consumer equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders consist mainly of farmers purchasing equipment parts and service at implement dealerships. Farm Plan™ is also used by customers patronizing other agri-businesses, including farm supply, feed and seed, parts supply, bulk fuel, building supply merchants and veterinarians. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction dealers. See Note 2 to the Consolidated Financial Statements under "Revolving Charge Accounts Receivable."

The Company also offers insured international export financing to select customers which generally involves John Deere products.

                The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. Additionally, the Company provides production loans directly to farmers for their total operating needs. Generally, these loans are secured by crops and equipment.

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

Finance Rates on Retail Notes

                As of October 31, 2003 and 2002, approximately 24 percent of the retail notes held by the Company bore a variable finance rate. With the exception of agricultural retail notes, a majority of retail notes are fixed rate notes. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

                Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life

	2003	2002	2003	2002

Retail notes	54	54	35	29

New equipment:
Agricultural equipment	57	58	35	29

Construction and forestry equipment	46	44	36	31

Commercial and consumer equipment	52	54	33	28

Used equipment:
Agricultural equipment	58	57	34	30

Construction and forestry equipment	42	42	31	26

Commercial and consumer equipment	55	53	31	27

Financing leases	45	46	39	41

Equipment on operating leases	37	40	38	36

Maturities

                The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2003 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars).

	One Year	One to Five Years		Over Five Years
		Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	2003 Total	2002	2001	2000	1999

Retail notes:
Agricultural equipment	$1,191	$1,664	$976	$57	$66	$3,954	$3,305	$3,610	$2,983	$2,602
Construction and forestry equipment	505	683	7	1		1,196	1,198	1,293	1,000	611
Commercial and consumer equipment	270	607	12	20		909	730	611	465	347
Recreational products	8	22		21		51	79	111	140	156

Total retail notes	1,974	2,976	995	99	66	6,110	5,312	5,625	4,588	3,716

Revolving charge accounts						1,118	896	814	688	604
Operating loans						541	561	501	422	297
Wholesale receivables						2,905	2,942	2,996	937	957
Financing leases						427	468	480	457	402
Equipment on operating leases						879	1,180	1,485	1,517	1,255

Total						$11,980	$11,359	$11,901	$8,609	$7,231

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2003	2002	2001	2000	1999

Allowance for credit losses, beginning of year	$118.3	$110.4	$93.3	$83.6	$81.3

Provision for credit losses	72.2	126.9	74.5	52.6	62.3

Write-offs:
Retail notes:
Agricultural equipment	(5.5)	(6.7)	(10.0)	(7.7)	(15.6)
Construction and forestry equipment	(18.6)	(17.3)	(16.9)	(7.3)	(5.7)
Commercial and consumer equipment	(1.1)	(1.2)	(.5)	(.5)	(.3)
Recreational products	(1.3)	(3.3)	(3.5)	(4.0)	(5.4)

Total retail notes	(26.5)	(28.5)	(30.9)	(19.5)	(27.0)
Revolving charge accounts	(27.0)	(23.4)	(17.7)	(11.5)	(13.5)
Operating loans	(4.2)	(47.4)	(2.5)	(6.5)	(1.1)
Wholesale receivables	(6.8)	(7.7)	(6.8)	(4.2)	(2.4)
Financing leases	(8.7)	(12.0)	(9.4)	(8.5)	(6.7)

Total write-offs	(73.2)	(119.0)	(67.3)	(50.2)	(50.7)

Recoveries:
Retail notes:
Agricultural equipment	2.7	3.5	2.4	2.3	1.7
Construction and forestry equipment	2.4	1.5	.6	.8	1.1
Commercial and consumer equipment	.2	.2	.2	.2	.2
Recreational products	.7	.9	1.1	1.1	1.9

Total retail notes	6.0	6.1	4.3	4.4	4.9
Revolving charge accounts	5.7	4.0	3.2	3.3	3.5
Operating loans	1.5	1.1	1.6	5.1	.5
Wholesale receivables	2.9	.8	(.6)	.7	.5
Financing leases	1.0	1.1	.8	.5	1.1

Total recoveries	17.1	13.1	9.3	14.0	10.5

Total net write-offs	(56.1)	(105.9)	(58.0)	(36.2)	(40.2)

Transfers primarily related to receivable sales and purchases	(10.6)	(13.1)	.6	(6.7)	(19.8)

Allowance for credit losses, end of year	$123.8	$118.3	$110.4	$93.3	$83.6

Total net write-offs as a percentage of average Receivables	.50%	1.09%	.79%	.56%	.65%

Allowance as a percentage of total Receivables, end of year	1.12%	1.16%	1.06%	1.32%	1.40%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2003		2002		2001		2000		1999

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$23.4	36%	$19.2	32%	$20.6	35%	$16.3	42%	$14.5	44%
Construction and forestry equipment	30.8	11	33.2	12	23.7	12	22.5	14	15.5	10
Commercial and consumer equipment	7.6	8	6.9	7	6.0	6	4.5	7	3.5	6
Recreational products	2.1		2.5	1	3.5	1	4.6	2	4.7	2

Total retail notes	63.9	55	61.8	52	53.8	54	47.9	65	38.2	62
Revolving charge accounts	19.7	10	15.9	9	23.2	8	19.0	10	17.4	10
Operating loans	9.7	5	7.9	5	6.8	5	7.2	6	5.0	5
Wholesale receivables	19.6	26	19.8	29	15.8	29	10.1	13	15.0	16
Financing leases	10.9	4	12.9	5	10.8	4	9.1	6	8.0	7

Total	$123.8	100%	$118.3	100%	$110.4	100%	$93.3	100%	$83.6	100%

Competition

                The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases during 2003 and 2002.

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

                In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan™ , PowerPlan® and John Deere Credit Revolving Plan accounts receivable for such goods. To date, these laws and regulations have not had a significant adverse effect on the Company.

                FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis.

Financing outside the United States is affected by a variety of laws, customs and regulations.

Item 2.	Properties.

                The Company's properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin; and leased office space in Johnston, Iowa; Urbandale, Iowa; Reno, Nevada; Pittsburgh, Pennsylvania; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

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

                All of the Company's common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Company declared and paid cash dividends to John Deere Credit Company of $205 million in 2003 and $350 million in 2002. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Item 6.	Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2003 Compared with 2002

                Consolidated net income was $280.5 million for the year, compared with $230.6 million last year. The results for this year benefited primarily from lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation, partially offset by narrower financing spreads, lower gains from a lower volume of retail note sales and higher selling, administrative and general expenses. The ratio of earnings to fixed charges was 2.17 to 1 for 2003, compared with 1.97 to 1 for 2002.

                Revenues totaled $1,297 million in 2003, compared to $1,356 million a year ago. Revenues decreased primarily due to lower lease revenues and the reduction in the net gain on Receivables and Leases sold during 2003. Finance income earned on retail notes totaled $404 million in 2003, down $1 million compared to $405 million in 2002. Lease revenues decreased $80 million to $330 million in 2003, primarily due to a 24 percent decrease in the average balance of equipment on operating leases. Finance income earned on wholesale receivables increased $18 million, to $239 million in 2003, from $221 million in 2002.

This increase was primarily due to a 12 percent increase in the average balance of wholesale receivables, resulting mainly from the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002. Revenues earned on revolving charge accounts amounted to $152 million in 2003, a 12 percent increase over revenues of $136 million earned during 2002. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in 2003, compared with 2002. Revenues earned on operating loans increased 19 percent to $31 million in 2003, from $26 million in 2002, primarily due to a 15 percent increase in the average balance of operating loans. Revenues earned from Deere & Company totaled $358 million in 2003 compared to $383 million a year ago. The decrease was primarily the result of a reduction in waiver compensation paid by Deere & Company. This compensation paid to the Company is market-based and is intended to approximate an amount which a third party would be required to pay.

                The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $47 million during 2003, compared with $82 million for 2002. The lower net gain for 2003 was primarily due to decreased sales of agricultural and construction and forestry retail notes. The Company sold approximately $1,675 million total principal value during 2003, compared to approximately $2,895 million total principal value in 2002. Securitization and servicing fee income totaled $53 million in 2003, compared with $46 million during 2002. The increase was primarily due to higher accretable yields on the securitized receivables in 2003 compared to 2002. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

                Interest expense totaled $360 million in 2003, compared with $363 million in 2002. This decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 3.9 percent in 2002 to 3.5 percent in 2003, partially offset by a 13 percent increase in average borrowings from $9,278 million in 2002 to $10,497 million in 2003.

                Administrative and operating expenses totaled $202 million in 2003, compared with $209 million in 2002. This decrease was primarily due to the absence this year of the $22 million loss related to the Argentine peso devaluation in 2002, partially offset by higher postretirement benefit costs and higher costs associated with administering a larger Receivable and Lease portfolio.

                Depreciation of equipment on operating leases decreased to $209 million in 2003, compared to $255 million in 2002 as a result of a lower average amount of equipment on operating leases, partially offset by lower residual values on newly originated operating leases. Interest and support fees paid to John Deere were $26 million in 2003, compared to $30 million in 2002. The decrease was primarily due to the decreased average borrowings from Deere & Company in 2003.

                The provision for credit losses was $72 million in 2003, compared with $127 million in 2002. The decrease was primarily due to a $45 million loan-loss provision taken during 2002 related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates (collectively called "Allied Deals"). The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .64 percent for 2003 and 1.31 percent for 2002. Total net write-offs of Receivables financed were $56 million during 2003, compared with $106 million in 2002. The decrease in net write-offs was primarily due to the default of Allied Deals in 2002.

Receivables and Leases Acquired and Held

                Receivables and Leases acquired by the Company during 2003 totaled $21,019 million, an increase of 22 percent, compared with volumes of $17,235 million during 2002. These higher volumes in 2003 resulted mainly from increased volumes of retail notes, wholesale receivables, revolving charge accounts and operating loans, partially offset by decreases in operating and financing lease volumes. Excluding the balance of trade receivables from John Deere at October 31, 2003, acquisitions of Receivables and Leases were 13 percent higher in 2003 compared to last year. Receivables and Leases held by the Company at October 31, 2003 totaled $11,980 million, compared with $11,359 million at October 31, 2002. For the 2003 and 2002 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,

	2003	2002	% Change	2003	2002	% Change

Retail notes:
Agricultural equipment	$3,346.0	$3,212.6	4%	$3,954.0	$3,304.7	20%
Construction and forestry equipment	938.8	853.1	10	1,195.6	1,198.2	0
Commercial and consumer equipment	535.6	414.4	29	908.7	729.8	25
Recreational products				51.4	79.0	(35)

Total	4,820.4	4,480.1	8	6,109.7	5,311.7	15
Revolving charge accounts	2,858.4	2,253.5	27	1,117.4	896.0	25
Operating loans	1,424.2	1,070.7	33	541.4	561.2	(4)
Wholesale receivables	11,471.8	8,888.8	29	2,904.6	2,942.2	(1)
Financing leases	169.3	190.0	(11)	427.3	467.5	(9)
Equipment on operating leases	274.7	351.6	(22)	879.2	1,180.0	(25)

Total	$21,018.8	$17,234.7	22%	$11,979.6	$11,358.6	5%

                Retail note volumes increased by approximately $340 million in 2003, compared with 2002. The increase was primarily due to increases in retail sales of John Deere agricultural, construction and forestry and commercial and consumer equipment. Revolving charge account volumes increased primarily as a result of incentive programs offered and increased market coverage. Operating loan volumes increased primarily due to additional sales personnel increasing market coverage. Wholesale receivable volumes increased in 2003 primarily as a result of the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002. Lease volumes decreased due to the more attractive financing options available for retail note products.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2003	October 31, 2002

Receivables and Leases administered:
Owned by the Company	$11,979.6	$11,358.6
Sold and serviced - with limited recourse*	2,559.4	2,481.6
Sold and serviced - without recourse**	35.4	51.6

Total Receivables and Leases administered	$14,574.4	$13,891.8

*

The Company's maximum exposure under all Receivable and Lease recourse provisions at October 31, 2003 and 2002 was $221 million and $204 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2003 and 2002, exposure under these agreements was approximately $10 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Retail notes bearing variable finance rates totaled 24 percent of the total retail note portfolio at October 31, 2003 and 2002.

                Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $48 million at October 31, 2003, compared with $45 million at October 31, 2002. In addition, these past due amounts represented .43 percent and .44 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $96 million and $111 million at October 31, 2003 and 2002, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.57 percent at October 31, 2003 and 2.09 percent at October 31, 2002. See Note 3 to the Consolidated Financial Statements for additional past due information.

                Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $160 million at October 31, 2003, compared to $138 million at October 31, 2002. The Company's allowance for credit losses on all Receivables financed at October 31, 2003 totaled $124 million and represented 1.12 percent of the total Receivables financed, compared with $118 million and 1.16 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2002 Compared with 2001

                Consolidated net income for the fiscal year ended October 31, 2002 was $230.6 million, compared with $157.8 million in 2001. The results for 2002 benefited primarily from higher income earned on wholesale receivables, increased gains on retail note sales and improved interest rate spreads, partially offset by a higher provision for credit losses and losses related to the peso devaluation in Argentina. The ratio of earnings to fixed charges was 1.97 to 1 for 2002, compared with 1.53 to 1 for 2001.

                Revenues totaled $1,356 million in 2002, compared to $1,216 million in 2001. Revenues increased primarily due to a 25 percent increase in the average balance of Receivables and Leases financed during 2002. Finance income earned on retail notes totaled $405 million in 2002, down 12 percent compared to $459 million in 2001. This decrease was primarily due to declining interest rates earned on the average retail note portfolio balance. Lease revenues decreased $26 million to $410 million in 2002, primarily due to a 12 percent decrease in the average balance of equipment on operating leases. Finance income earned on wholesale receivables increased $143 million, to $221 million in 2002, from $78 million in 2001. This increase was primarily the result of the Company purchasing trade receivables from Deere & Company. Revenues earned on revolving charge accounts amounted to $136 million in 2002, an 11 percent increase over revenues of $123 million earned during 2001. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in 2002, compared with 2001. Revenues earned on operating loans decreased 26 percent to $26 million in 2002, from $35 million in 2001. This decrease was primarily due to declining interest rates earned on the average operating loan portfolio balance. Revenues earned from Deere & Company totaled $383 million in 2002 compared to $215 million in 2001. The increase was primarily the result of compensation paid by Deere & Company in connection with the Company's purchase of trade receivables from John Deere. This compensation paid to the Company is market-based and is intended to approximate an amount which a third party would be required to pay.

                The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $82 million during 2002, compared with $26 million for 2001. The higher net gain for 2002 was primarily due to increased sales of agricultural and construction and forestry retail notes of approximately $2,895 million total principal value during 2002, compared to the sale of agricultural retail notes of approximately $800 million total principal value in 2001. Securitization and servicing fee income totaled $46 million in 2002, compared with $31 million during 2001. The increase was primarily due to a 47 percent increase in average securitized retail notes outstanding in 2002 compared to 2001. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

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

                The provision for credit losses was $127 million in 2002, compared with $75 million in 2001. The increase was primarily due to the loan-loss provisions related to two international trade finance customers, Allied Deals, Inc. and one of its affiliates (collectively called "Allied Deals"). Of the additional loan-loss provisions, $45 million covered the Company's exposure on operating lines of credit provided to Allied Deals. The loans became non-performing in April 2002, after some of the underlying receivables collateral went into default in February 2002. During the second quarter of 2002, the Company obtained a judgment against Allied Deals, Inc. on one of the loans in the United States District Court for the Western District of Pennsylvania. Involuntary bankruptcy petitions and other actions were filed against Allied Deals, Inc. and some of its affiliates and principals. As a result, the Company determined that collection of the loans was doubtful. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was 1.31 percent for 2002 and 1.01 percent for 2001. Total net write-offs of Receivables financed were $106 million during 2002, compared with $58 million in 2001. The increase in net write-offs from 2001 was primarily due to the default of Allied Deals.

Receivables and Leases Acquired and Held

                Receivables and Leases acquired by the Company during 2002 totaled $17,235 million, an increase of 46 percent, compared with volumes of $11,818 million during 2001. These higher volumes in 2002 resulted mainly from increased volumes of wholesale receivables, agricultural equipment retail notes, operating loans, and revolving charge accounts, partially offset by a decrease in the volume of operating leases originated and the discontinuation of financing recreational products. Excluding the balance of trade receivables from John Deere at October 31, 2002, acquisitions of receivables and leases were 2 percent higher in 2002 compared to 2001. Receivables and Leases held by the Company at October 31, 2002 totaled $11,359 million, compared with $11,901 million at October 31, 2001. For the 2002 and 2001 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

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

                Retail note volumes decreased by approximately $304 million in 2002, compared with 2001. The decrease was primarily due to a decrease in the volumes of recreational product retail notes, as a result of the Company discontinuing offering financing for recreational vehicles and yachts in 2001. This was partially offset by an increase in agricultural retail notes, primarily as a result of an increase in John Deere agricultural equipment division sales. Revolving charge account and operating loan volumes increased primarily due to the increased demand for operating loans, Farm Plan™ and John Deere Credit Revolving Plan products. Wholesale receivable volumes increased in 2002 primarily as a result of the Company purchasing wholesale receivables (trade receivables) from John Deere throughout 2002. Lease volumes decreased due to the more attractive financing options available for retail note products.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2002	October 31, 2001

Receivables and Leases administered:
Owned by the Company	$11,358.6	$11,900.6
Sold and serviced - with limited recourse*	2,481.6	1,370.8
Sold and serviced - without recourse**	51.6	71.6
Serviced - without recourse***		9.7

Total Receivables and Leases administered	$13,891.8	$13,352.7

*

The Company's maximum exposure under all Receivable and Lease recourse provisions at October 31, 2002 and 2001 was $204 million and $166 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2002 and 2001, exposure under these agreements was approximately $7 million and $9 million, respectively. The Company did not record the recourse obligations as liabilities as they were contingent liabilities that were not probable at that time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

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

                Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $138 million at October 31, 2002, compared to $134 million at October 31, 2001. The Company's allowance for credit losses on all Receivables financed at October 31, 2002 totaled $118 million and represented 1.16 percent of the total Receivables financed, compared with $110 million and 1.06 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

                The Company's other assets totaled $350 million at October 31, 2002 and $237 million at October 31, 2001. The increase was primarily the result of an increase in the market values of interest rate swaps made on debt issuances in 2002.

Capital Resources and Liquidity

                The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During 2003, the Company issued $2,992 million of term debt, maintained an average commercial paper balance of $2,034 million and received proceeds of $1,730 million from sales of Receivables. At October 31, 2003, the Company's funding profile included $1,692 million of commercial paper, $166 million of intercompany loans from Deere & Company, $8,500 million of unsecured term debt, $2,500 million of securitizations and $1,933 million of equity capital. The Company's funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. During 2003 and 2002, $1,730 million and $2,968 million, respectively, of funding was sourced from Receivables sales.

                The aggregate net cash provided by operating and financing activities was primarily used to acquire additional Receivables and Leases. Net cash provided by operating activities was $491 million in 2003. Cash provided by financing activities totaled $332 million resulting from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $644 million in 2003, primarily due to Receivable and Lease acquisitions exceeding collections, which was partially offset by proceeds from the sale of Receivables. Cash and cash equivalents increased $195 million during 2003.

                Over the past three years, operating activities provided $1,665 million in cash. In addition, the sale of Receivables and Leases provided $7,352 million and an increase in total net borrowings provided $2,602 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $11,339 million, and to pay $555 million in dividends.

                Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at October 31, 2003 and October 31, 2002 was approximately $1,692 million and $1,422 million, respectively, while the total cash and cash equivalents position was $343 million and $148 million, respectively. Additionally, the Company had access to approximately $4,009 million and $2,639 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Europe and Australia, and public and private securitization markets in the United States. The Company also has access to unsecured bank lines of credit.

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

                To access public debt capital markets, the Company relies on selected credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

                The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook from the rating agencies engaged by the Company are the same as those for Deere & Company. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A-	A-2	Negative (long-term only)

                Total interest-bearing indebtedness amounted to $10,423 million at October 31, 2003, compared with $9,653 million at October 31, 2002, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,516 million at October 31, 2003, compared with $4,272 million at October 31, 2002. Total long-term indebtedness amounted to $6,907 million at October 31, 2003 and $5,381 million at October 31, 2002. The ratio of total interest-bearing debt to stockholder's equity was 5.4 to 1 and 5.3 to 1 at October 31, 2003 and 2002, respectively.

                During 2003, the Company issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.66% at October 31, 2003. Additionally, the Company issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 1.82% at October 31, 2003. During 2003, the Company retired $200 million of floating rate notes. The Company also issued $1,492 million and retired $1,975 million of other borrowings, primarily medium-term notes.

                The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by committed bank credit lines. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets. The Company also maintained unsecured lines of credit with various banks throughout the world. See Note 6 to the Consolidated Financial Statements.

                Stockholder's equity was $1,933 million at October 31, 2003, compared with $1,812 million and $1,907 million at October 31, 2002 and 2001, respectively. The increase in 2003 was primarily due to net income of $281 million and a decrease in the unrealized loss on derivatives of $25 million, partially offset by dividend payments of $205 million. As a result of the Company's match-funding policy, the Company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the Company's floating rate borrowings. The impact of decreasing interest rates on these swaps is the primary component of the unrealized loss on derivatives. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by the lower interest expense on the floating rate borrowings, effectively providing fixed rate funding.

                The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $205 million in 2003 and $350 million in 2002. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

                The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 79 percent of the Company's acquisition volume for 2003 and 2002. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases.

Safe Harbor Statement

                Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the United States Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company's business is affected by general economic conditions in and the political instability of the global markets in which the Company operates (including Latin America), because deteriorating economic conditions and political instability can result in higher loan losses. The Company's business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

                The Company periodically securitizes and sells retail notes to special purpose entities (SPEs) in securitizations of retail notes. The Company uses SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs enables the Company to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding from securitizations reflects such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. Based on an assessment of these and other factors, the Company received $1,666 million of funding and recognized a pretax gain of $43 million related to these securitizations during 2003. The Company's total exposure to recourse provisions related to retail notes that had been securitized in 2003 and earlier years was $220 million and the total assets held by SPEs related to these securitizations was $2,696 million at October 31, 2003.

                At October 31, 2003, the Company had guaranteed approximately $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $4 million related to this agreement at October 31, 2003. The lease term expires in 2007.

Aggregate Contractual Obligations

                Most of the Company's contractual obligations to make payments to third parties are debt obligations. In addition, the Company has certain contractual agreements for future lease payments. The payment schedule for these contractual obligations in millions of dollars is as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Total debt*	$10,200	$3,516	$2,656	$1,403	$2,625
Operating leases	42	4	6	32

Total obligations	$10,242	$3,520	$2,662	$1,435	$2,625

*	Principal payments only

Critical Accounting Policies

                The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in estimates and assumptions in the policies below could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company's financial statements and require the most difficult, subjective or complex judgments. The Company's other accounting policies are described in the Notes to the Consolidated Financial Statements.

Allowance for Credit Losses

                The allowance for credit losses represents an estimate of the losses expected from the Company's Receivable portfolio. The level of the allowance is based on many factors, including collection experience, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

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

Financial Instrument Risk Information

                The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. See Note 16 to the Consolidated Financial Statements for additional detailed financial instrument information.

Interest Rate Risk

                Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments' fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2003 and October 31, 2002 would have been approximately $25 million and $45 million, respectively.

Foreign Currency Risk

                The Company's policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the United States dollar relative to all other foreign currencies would not have a material effect on the Company's cash flows.

Item 8.	Financial Statements and Supplementary Data.

See accompanying table of contents of financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

                The Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as of October 31, 2003, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted pursuant to instruction I(2).

Item 11.	Executive Compensation.

Omitted pursuant to instruction I(2).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to instruction I(2).

Item 13.	Certain Relationships and Related Transactions.

Omitted pursuant to instruction I(2).

Item 14.	Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)	(1)	Financial Statements

		(2)	Financial Statement Schedules

See the table of contents to financial statements and schedules immediately preceding the financial statements and schedules to consolidated financial statements.

		(3)	Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

	(b)	Reports on Form 8-K

		Date of Report	Item	Financial Statements
		August 12, 2003	Items 5, 7 & 12	Earnings release of John Deere Capital Corporation and press release of Deere & Company

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ R. W. Lane

R. W. Lane Chairman and Chief Executive Officer

Date:	December 23, 2003

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

Signature		Title		Date

/s/	R. W. Lane	Director, Chairman and	)

	R. W. Lane	Chief Executive Officer	)
)
)
)
)
/s/	Samuel R. Allen	Director	)

	Samuel R. Allen		)
)
)
)
)
/s/	David C. Everitt	Director	)	December 23, 2003

	David C. Everitt		)
)
)
)
)
/s/	John J. Jenkins	Director	)

	John J. Jenkins		)
)
)
)
)
/s/	Nathan J. Jones	Director, Senior Vice President	)

	Nathan J. Jones	and Principal Financial Officer	)

Signature		Title		Date

/s/	Pierre E. Leroy	Director	)

	Pierre E. Leroy		)
)
)
)
)
/s/	H. J. Markley	Director	)

	H. J. Markley		)
)
)
)
)
/s/	Stephen Pullin	Director	)	December 23, 2003

	Stephen Pullin		)
)
)
)
)
/s/	Lawrence W. Sidwell	Director	)

	Lawrence W. Sidwell		)
)
)
)
)
/s/	Jon D. Volkert	Director and President	)

	Jon D. Volkert		)

Table of Contents

Page

Financial Statements:

John Deere Capital Corporation and Subsidiaries:

Statements of Consolidated Income and Retained Earnings
For the Years Ended October 31, 2003, 2002 and 2001	25

Consolidated Balance Sheets, as of October 31, 2003 and 2002	26

Statements of Consolidated Cash Flows
For the Years Ended October 31, 2003, 2002 and 2001	27

Statement of Changes in Consolidated Stockholder's Equity
For the Years Ended October 31, 2003, 2002 and 2001	28

Notes to Consolidated Financial Statements	29

SCHEDULES OMITTED

       The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

[Letterhead] Deloitte & Touche LLP Two Prudential Plaza 180 North Stetson Avenue Chicago, Illinois 60601

INDEPENDENT AUDITORS' REPORT

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2003 and 2002 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder's equity and of consolidated cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Chicago, Illinois

December 16, 2003

John Deere Capital Corporation and Subsidiaries Statements of Consolidated Income and Retained Earnings or the Years Ended October 31, 2003, 2002 and 2001 (in millions)

	2003	2002	2001

Revenues
Finance income earned on retail notes	$403.6	$404.6	$458.6
Lease revenues	329.9	410.2	436.3
Revolving charge account income	151.6	136.2	122.5
Finance income earned on wholesale receivables	239.0	220.7	78.2
Operating loan income	30.8	25.8	35.0
Securitization and servicing fee income	52.5	46.5	30.9
Net gain on receivables and leases sold	46.6	82.1	26.3
Interest income from short-term investments	16.1	9.8	11.3
Other income	26.8	19.6	16.6

Total revenues	1,296.9	1,355.5	1,215.7

Expenses
Interest expense	360.1	363.2	453.4
Operating expenses:
Administrative and operating expenses	202.4	208.7	169.8
Provision for credit losses	72.2	126.9	74.5
Fees paid to John Deere	25.5	30.4	13.8
Depreciation of equipment on operating leases	208.8	255.3	258.5

Total operating expenses	508.9	621.3	516.6

Total expenses	869.0	984.5	970.0

Income of consolidated group before income taxes	427.9	371.0	245.7
Provision for income taxes	147.7	136.6	84.6

Income of consolidated group	280.2	234.4	161.1
Equity in income (loss) of unconsolidated affiliates	.3	(3.8)	(3.3)

Net income	280.5	230.6	157.8
Cash dividends declared	(205.0)	(350.0)
Retained earnings at beginning of the year	1,043.9	1,163.3	1,005.5

Retained earnings at end of the year	$1,119.4	$1,043.9	$1,163.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries Consolidated Balance Sheets As of October 31, 2003 and 2002 (in millions)

Assets	2003	2002

Cash and cash equivalents	$342.5	$147.8
Receivables
Retail notes	6,109.7	5,311.7
Revolving charge accounts	1,117.4	896.0
Operating loans	541.4	561.2
Wholesale receivables	2,904.6	2,942.2
Financing leases	427.3	467.5

Total receivables	11,100.4	10,178.6
Allowance for credit losses	(123.8)	(118.3)

Total receivables - net	10,976.6	10,060.3

Notes receivable - unconsolidated affiliates	274.3	259.9
Other receivables	142.9	96.9
Equipment on operating leases - net	879.2	1,180.0
Investments in unconsolidated affiliates	3.0	7.1
Other assets	337.1	350.4

Total Assets	$12,955.6	$12,102.4

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,691.8	$1,422.0
Other notes payable	66.4	37.5
John Deere	166.0	654.0
Current maturities of long-term borrowings	1,592.2	2,158.6

Total short-term borrowings	3,516.4	4,272.1

Accounts payable and accrued liabilities:
Accrued interest on debt	65.1	52.3
Other payables	374.2	446.3

Total accounts payable and accrued liabilities	439.3	498.6

Deposits withheld from dealers and merchants	159.5	138.4

Long-term borrowings:
Senior debt	6,757.4	5,231.3
Subordinated debt	150.0	150.0

Total long-term borrowings	6,907.4	5,381.3

Total liabilities	11,022.6	10,290.4

Stockholder's equity
Common stock, without par value (issued and outstanding -
2,500 shares owned by John Deere Credit Company)	812.8	812.8

Retained earnings	1,119.4	1,043.9

Cumulative translation adjustment	13.5	(2.2)
Unrealized loss on derivatives	(19.3)	(44.1)
Unrealized gain on investments	6.6	1.6

Total accumulated other comprehensive income (loss)	.8	(44.7)

Total stockholder's equity	1,933.0	1,812.0

Total Liabilities and Stockholder's Equity	$12,955.6	$12,102.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries Statements of Consolidated Cash Flows For the Years Ended October 31, 2003, 2002 and 2001 (in millions)

	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$280.5	$230.6	$157.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	72.2	126.9	74.5
Provision for depreciation and amortization	214.9	260.8	263.8
Provision for deferred income taxes	14.7	20.5	32.1
Undistributed earnings of unconsolidated affiliates	(.3)	3.8	3.3
Other	(90.6)	9.0	(9.8)

Net cash provided by operating activities	491.4	651.6	521.7

Cash Flows from Investing Activities:
Cost of receivables acquired	(20,744.1)	(16,883.1)	(11,261.0)
Collections of receivables	18,254.7	14,101.8	6,376.3
Cost of operating leases acquired	(274.7)	(351.6)	(557.1)
Proceeds from sales of equipment on operating leases	405.5	416.9	301.3
Change in notes receivable - unconsolidated affiliates	(14.5)	54.1	(173.9)
Proceeds from sales of receivables	1,729.7	2,967.8	1,530.6
Acquisitions of businesses		(9.7)	(7.2)
Other	(1.0)	(92.1)	(7.4)

Net cash provided by (used for) investing activities	(644.4)	204.1	(3,798.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	204.1	(970.3)	(108.2)
Increase in other notes payable	31.8	16.2	19.8
Increase (decrease) in payable with John Deere	(515.8)	(872.9)	1,037.0
Proceeds from issuance of long-term borrowings	2,992.0	3,502.1	3,779.8
Principal payments on long-term borrowings	(2,175.1)	(2,533.8)	(1,804.9)
Dividends paid	(205.0)	(350.0)
Capital investment from Deere & Company			700.0

Net cash provided by (used for) financing activities	332.0	(1,208.7)	3,623.5

Effect of exchange rate changes on cash	15.7	(1.4)	(.5)
Net increase (decrease) in cash and cash equivalents	194.7	(354.4)	346.3
Cash and cash equivalents at the beginning of year	147.8	502.2	155.9

Cash and cash equivalents at the end of year	$342.5	$147.8	$502.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries Statement of Changes in Consolidated Stockholder's Equity For the Years Ended October 31, 2003, 2002 and 2001 (in millions)
	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2000	$1,108.1	$112.8	$1,005.5	$(10.2)

Comprehensive income (loss)
Net income	157.8		157.8
Other comprehensive income (loss)
Cumulative translation adjustment	2.3			2.3
Unrealized loss on derivatives	(61.6)			(61.6)

Total comprehensive income (loss)	98.5

Capital Investment from Deere & Company	700.0	700.00

Balance October 31, 2001	1,906.6	812.8	1,163.3	(69.5)

Comprehensive income (loss)
Net income	230.6		230.6
Other comprehensive income (loss)
Cumulative translation adjustment	5.7			5.7
Unrealized gain on derivatives	17.5			17.5
Unrealized gain on investments	1.6			1.6

Total comprehensive income (loss)	255.4

Dividends declared	(350.0)		(350.0)

Balance October 31, 2002	1,812.0	812.8	1,043.9	(44.7)

Comprehensive income (loss)
Net income	280.5		280.5
Other comprehensive income (loss)
Cumulative translation adjustment	15.7			15.7
Unrealized gain on derivatives	24.8			24.8
Unrealized gain on investments	5.0			5.0

Total comprehensive income (loss)	326.0

Dividends declared	(205.0)		(205.0)

Balance October 31, 2003	$1,933.0	$812.8	$1,119.4	$.8

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies.

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

                John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), Spain, the United Kingdom and the United States. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

                Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

                During the 2003 fiscal year, Deere & Company had minority ownership interests in Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax). Nortrax is involved in the ownership and development of several construction equipment dealer locations. Wholesale receivables associated with Nortrax have been classified on the financial statements as "Notes receivable - unconsolidated affiliates."

                The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by the Equipment Operations. The Company also performs all servicing and collection functions in North America. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

Principles of Consolidation

                The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Special purpose entities (SPEs) related to the sale and securitization of financing receivables, which are also variable interest entities, are not consolidated since the Company does not control these entities, and they either meet the requirements of qualified SPEs or the Company is not the primary beneficiary. See Note 4 for additional information on retail note securitizations.

Certain amounts for prior years have been reclassified to conform with 2003 financial statement presentations.

Use of Estimates in Financial Statements

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Financing revenue is recorded over the terms of the related receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms.

Sales of Receivables

                Certain financing receivables are periodically sold to SPEs in securitization transactions (see Note 4). Gains or losses from these sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax as a component of equity included in other comprehensive income until realized.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method (see Note 5).

Foreign Currency Translation

                The functional currencies for most of the Company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into United States dollars at the end of the period exchange rates, and the revenues and expenses are translated to United States dollars at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder's equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net gain for 2003 was $1.7 million, compared to foreign exchange net losses of $9.6 million and $.5 million in 2002 and 2001, respectively.

New Accounting Standards Adopted

                In 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminated the pooling of interests method effective June 30, 2001. Statement No. 141 also specifies the types of acquired intangible assets to be included in goodwill and those to be reported separately from goodwill upon adoption of Statement No. 142. The Company does not have goodwill or goodwill amortization. This Statement did not have an effect on the Company's financial position or net income.

                In 2003, the Company also adopted new accounting standards issued by the FASB described as follows. Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee (see Note 14). Statement No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, which incorporates certain implementation guidance and clarifies the definition of a derivative. Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. The adoption of these standards did not have a material effect on the Company's financial position or net income.

New Accounting Standards to be Adopted

                 In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and the Company is deemed the primary beneficiary. The effective date for the adoption of FIN No. 46 for interests in VIEs created prior to February 1, 2003 is the end of the first fiscal quarter of 2004 and the adoption is not expected to have a material effect on the Company's financial position or net income. The effective date for new VIEs created after January 31, 2003 was immediate and the adoption had no effect.

                As disclosed in Note 4, the Company holds retained interests in certain special purpose entities (SPEs) related to the securitization and sale of retail notes. These SPEs are defined as VIEs. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a VIE's specified assets with a fair value that is less than half the fair value of the VIE's total assets. The Company's remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. The adoption of this standard will not require the consolidation of any of these SPEs related to securitizations.

Note 2.	Receivables.

Retail Notes Receivable

                 The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere's agricultural, construction and forestry, and commercial and consumer equipment divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2003	2002

Agricultural equipment - new	$2,798.6	$2,293.7
Agricultural equipment - used	1,562.5	1,409.0
Construction and forestry equipment - new	1,131.2	1,176.0
Construction and forestry equipment - used	170.9	142.1
Commercial and consumer equipment - new	962.4	804.0
Commercial and consumer equipment - used	65.7	47.6
Recreational products	79.8	123.3

Total	6,771.1	5,995.7

Unearned finance income:
Equipment	(633.0)	(639.7)
Recreational products	(28.4)	(44.3)

Total	(661.4)	(684.0)

Retail notes receivable	$6,109.7	$5,311.7

                Retail notes acquired by the Company during the year ended October 31, 2003 had an estimated average original term (based on dollar amounts) of 54 months. During 2002 and 2001, the estimated average original term was 54 and 72 months, respectively. The decrease in estimated average original term from 2001 is primarily the result of the Company discontinuing offering financing for recreational products, which carried a longer average original term. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2003, 2002 and 2001 was 35, 29 and 28 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2003	2002

Due in:
0-12 months	$2,197.9	$1,926.0
13-24 months	1,728.2	1,538.6
25-36 months	1,284.5	1,121.0
37-48 months	859.2	746.9
49-60 months	515.3	445.3
Over 60 months	186.0	217.9

Total	$6,771.1	$5,995.7

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms

Agricultural equipment (new and used):
Seasonal payments	30%	4-8 crop years
Monthly payments	20%	48-96 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-6 years
Monthly payments	10%	36-72 months

                During 2003, 2002 and 2001, the Company received proceeds of $1,730 million, $2,968 million and $1,531 million, respectively, from the sale of Receivables (including securitized sales). The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables and Leases it has sold. All Receivables and Leases sold are collateralized by security agreements on the related equipment. The Company's estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2003, 2002 and 2001 was $221 million, $204 million and $166 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At October 31, 2003 and 2002, the maximum exposure under these agreements was approximately $10 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2003, 2002 and 2001, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $2,595 million, $2,533 million and $1,442 million, respectively.

                Finance income is recognized over the lives of the retail notes on the effective-yield basis. During 2003, the average effective yield on retail notes held by the Company was approximately 7.1 percent, compared with 8.7 percent in 2002 and 9.7 percent in 2001. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes on the effective-yield basis.

                A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company generally receives compensation from John Deere equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases. The portions of the Company's finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 28 percent in 2003, 34 percent in 2002 and 32 percent in 2001.

                A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer's withholding account in excess of a specified percent (generally three percent, two percent for select dealers) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company's allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

               The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

                Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™ , PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™ . Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2003 totaled $1,117 million, compared with $896 million at October 31, 2002. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

                Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers or through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $541 million at October 31, 2003 compared with $561 million at October 31, 2002.

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2003	2002

Agricultural equipment	$184.3	$169.9
Construction and forestry equipment	83.5	91.6
Commercial and consumer equipment	100.2	101.2
Other equipment	88.7	140.1

Total	456.7	502.8
Estimated residual values	37.3	46.2
Unearned finance income	(66.7)	(81.5)

Financing leases receivable	$427.3	$467.5

Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2003	2002

Due in:
0-12 months	$183.4	$195.9
13-24 months	125.6	139.5
25-36 months	83.3	88.7
37-48 months	40.3	48.1
Over 48 months	24.1	30.6

Total	$456.7	$502.8

                Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

Wholesale Receivables

                The Company also finances wholesale inventories of John Deere engines, agricultural equipment, commercial and consumer equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is approximately 12 months.

                The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere's sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. John Deere compensates the Company for the carrying costs related to these interest-free periods.

Other Receivables

                The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilize the notes as collateral for asset-backed securities issued. Other receivables related to securitizations are recorded at net present value and relate to payments to be received for retained interests. These retained interests are subsequently carried at estimated fair value with impairments to fair value included in income. Securitization and servicing fee income includes the interest earned on these retained interests and reimbursed administrative expenses.

Concentration of Credit Risk

                Receivables have significant concentrations of credit risk in the agricultural, construction and forestry, and commercial and consumer business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables other than certain revolving charge accounts.

Note 3.	Allowance for Credit Losses, Delinquencies and Write-offs.

Allowance for Credit Losses

                Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on collection experience, economic conditions and credit risk quality.

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2003	2002	2001

Balance, beginning of the year	$118.3	$110.4	$93.3
Provision for credit losses	72.2	126.9	74.5
Total net write-offs	(56.1)	(105.9)	(58.0)
Transfers primarily related to receivable sales and purchases	(10.6)	(13.1)	.6

Balance, end of the year	$123.8	$118.3	$110.4

                The allowance for credit losses represented 1.12 percent, 1.16 percent and 1.06 percent of Receivables financed at October 31, 2003, 2002 and 2001, respectively. In addition, the Company had $160 million, $138 million and $134 million at October 31, 2003, 2002 and 2001, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies

                Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm Plan™ , PowerPlan® or John Deere Credit Revolving Plan account. When a lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses.

                Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2003		October 31, 2002		October 31, 2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$10.7	.27%	$6.9	.21%	$13.3	.37%
Construction and forestry equipment	12.1	1.01	6.8	.57	4.9	.38
Commercial and consumer equipment	1.3	.14	.6	.08	1.4	.23
Recreational products	.1	.19			.3	.27

Total retail notes	24.2	.40	14.3	.27	19.9	.35
Revolving charge accounts *	12.0	1.07	14.5	1.62	9.5	1.17
Operating loans	1.3	.24	3.0	.53	.1	.02
Wholesale receivables	5.9	.20	10.6	.36	9.9	.33
Financing leases	4.2	.98	2.6	.56	2.0	.42

Total Receivables	$47.6	.43	$45.0	.44	$41.4	.40

* Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

                Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2003		2002		2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$20.3	.51%	$9.9	.30%	$7.0	.19%
Construction and forestry equipment	15.7	1.31	28.8	2.40	3.4	.26
Commercial and consumer equipment	3.0	.33	1.2	.16	.8	.13
Recreational products	.6	1.17	.3	.38	.2	.15

Total retail notes	39.6	.65	40.2	.76	11.4	.20
Revolving charge accounts
Operating loans	21.8	4.03
Wholesale receivables	11.2	.39
Financing leases	13.4	3.14	4.1	.88	3.2	.67

Total Receivables	$86.0	.77	$44.3	.44	$14.6	.14

                The balance of non-performing operating loans at October 31, 2003 was due to a payment default on an operating loan to a commercial and consumer equipment customer.  The customer is making partial payments, and a loan-loss provision was recorded for the estimated uncollectible amount. The increase in non-performing wholesale receivables is primarily related to a payment default of a single agricultural dealership. A loan-loss provision was recorded for the estimated uncollectible amount. The increase in non-performing financing leases presented above is primarily related to the uncertainty of interest collection related to a few John Deere construction and non-Deere commercial equipment financing leases. Loan-loss provisions have been recorded for the estimated uncollectible amount.

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, are as follows (in millions of dollars):

	2003		2002		2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$2.8	.08%	$3.2	.11%	$7.6	.28%
Construction and forestry equipment	16.2	1.37	15.8	1.46	16.3	2.11
Commercial and consumer equipment	.9	.12	1.0	.15	.3	.08
Recreational products	.6	.94	2.4	2.58	2.4	1.69

Total retail notes	20.5	.36	22.4	.48	26.6	.66
Revolving charge accounts	21.3	2.14	19.4	2.17	14.5	1.81
Operating loans	2.7	.53	46.3	11.45	.9	.28
Wholesale receivables	3.9	.11	6.9	.21	7.4	.71
Financing leases	7.7	1.76	10.9	2.37	8.6	1.92

Total Receivables	$56.1	.50	$105.9	1.09	$58.0	.79

The decrease in write-offs in 2003 was primarily due to a $45 million write-off of two international trade finance customers, Allied Deals, Inc. and one of its affiliates, in 2002.

Note 4.	Retail Note Securitizations.

                The Company periodically sells receivables to special purpose entities (SPEs) in securitizations of retail notes. It retains interest-only strips, servicing rights and, in some cases, cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management's key assumptions as discussed below. The Company receives annual servicing fees of approximately one percent of the outstanding balance, and rights to future cash flows. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing. The Company's maximum exposure under recourse provisions related to securitizations was $220 million and $202 million at October 31, 2003 and 2002, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company's retained interests, the values of which are included in the recourse provisions, are subordinate to investor's interests and their values are subject to certain key assumptions. The total assets of the unconsolidated SPEs related to securitizations at October 31, 2003 and 2002 were $2,696 million and $2,625 million, respectively.

Pretax gains on retail notes securitized and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2003	2002	2001

Pretax gains in millions	$43	$71	$7
Weighted-average maturity in months	21	19	20
Average annual prepayment rate	19%	22%	20%
Average expected annual credit losses	.40%	.42%	.29%
Discount rate on retained interests and subordinate tranches	13%	13%	13%

Cash flows received from securitization trusts in millions of dollars were as follows:

	2003	2002

Proceeds from new securitizations	$1,666	$2,870
Servicing fees received	24	28
Other cash flows received	47	100

                The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2003	2002

Retail Note Securitizations
Carrying amount/fair value of retained interests	$141	$107
Weighted-average life (in months)	16	16
Prepayment speed assumption (annual rate)	20%	19%
Impact on fair value of 10% adverse change	$1.8	$.8
Impact on fair value of 20% adverse change	$3.6	$1.8
Expected credit losses (annual rate)	.39%	.38%
Impact on fair value of 10% adverse change	$1.6	$1.0
Impact on fair value of 20% adverse change	$3.2	$2.0
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$3.4	$2.5
Impact on fair value of 20% adverse change	$6.7	$4.9

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

                Principal balances of owned, securitized and total managed retail notes, past due amounts and net credit losses, as of and for the years ended October 31, 2003 and October 31, 2002 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses

2003
Owned	$6,008	$24	$21
Securitized	2,500	12	11

Managed	$8,508	$36	$32

2002
Owned	$5,242	$15	$23
Securitized	2,410	13	9

Managed	$7,652	$28	$32

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Notes Securitized 2003	Notes Securitized 2002	Notes Securitized 2001

Actual and Projected Credit Losses as of:
October 31, 2003	.64%	.53%	.81%
October 31, 2002		.61%	.54%
October 31, 2001			.60%

Note 5.	Equipment on Operating Leases.

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2003	2002

Agricultural equipment	$641.5	$975.2
Construction and forestry equipment	415.0	466.3
Commercial and consumer equipment	160.2	158.3
Other equipment	49.2	67.3

Total	1,265.9	1,667.1
Accumulated depreciation	(386.7)	(487.1)

Equipment on operating leases - net	$879.2	$1,180.0

                Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2003	2002

Due in:
0-12 months	$184.6	$229.9
13-24 months	112.5	136.3
25-36 months	46.5	61.1
37-48 months	16.7	20.0
Over 48 months	7.5	8.2

Total	$367.8	$455.5

                As with construction and forestry retail notes, there are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated market value of the equipment.

                Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $2 million, $7 million and $6 million at October 31, 2003, 2002 and 2001, respectively.

Note 6.	Short-Term Borrowings.

                On October 31, 2003, short-term borrowings were $3,516 million, $1,692 million of which was commercial paper. Short-term borrowings were $4,272 million on October 31, 2002, $1,422 million of which was commercial paper. The Company's short-term debt also includes amounts borrowed from John Deere, which totaled $166 million and $654 million at October 31, 2003 and 2002, respectively. The Company pays a commercial paper market rate of interest to John Deere based on the average outstanding borrowings each month. The weighted-average interest rate on total short-term borrowings at October 31, 2003 and 2002, excluding current maturities of long-term borrowings, was 2.1 percent and 2.6 percent, respectively.

                At October 31, 2003, the Company and Deere & Company jointly maintained $3,885 million of unsecured lines of credit with various banks throughout the world, $1,484 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. These agreements include a $2,150 million long-term commitment of the banks expiring on February 20, 2006. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. "Senior debt" consists of the Company's total interest-bearing obligations, excluding subordinated debt, but including borrowings from John Deere. The Company's ratio of senior debt to total stockholder's equity plus subordinated debt was 4.9 to 1 at October 31, 2003, compared to 4.8 to 1 at October 31, 2002. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

                 Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company's consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2003 and 2002, the Company's ratios were 2.17 to 1 and 1.97 to 1, respectively, and never less than 2.05 to 1 and 1.81 to 1 for any fiscal quarter of 2003 and 2002, respectively. Deere & Company's obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company's obligations under the agreement are not measured by the amount of the Company's indebtedness, obligations or other liabilities. Deere & Company's obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

Note 7.	Long-Term Borrowings.

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2003		2002

Senior Debt:**
Medium-term notes due 2005-2009 (principal $2,106 - 2003, $2,137 - 2002):
Average interest rate of 3.2% - 2003, 2.5% - 2002	$2,115	*	$2,144	*
5.125% Notes due 2006 ($600 principal):
Swapped $300 million to variable interest rate of 1.8% - 2003
Swapped $600 million to variable interest rate of 2.5% - 2002	632	*	625	*
4.5% Notes due 2007 ($500 principal):
Swapped $450 million to variable interest rate of 1.8% - 2003, 2.5% - 2002	511	*	481	*
3.9% Notes due 2008 ($850 principal):
Swapped $650 million to variable interest rate of 1.7% - 2003	851	*
6% Notes due 2009 ($300 principal):
Swapped to variable interest rate of 1.4% - 2003, 2.0% - 2002	329	*	329	*
7% Notes due 2012 ($1,500 principal):
Swapped $1,225 million to variable interest rate of 2.1% - 2003	1,665	*	1,662	*
Swapped $1,500 million to variable interest rate of 2.8% - 2002
5.1% Debentures due 2013 ($650 principal):
Swapped to variable interest rate of 1.8% - 2003	641	*
Other Notes	28

Total senior debt	6,772		5,241
Unamortized debt discount	(15)		(10)

Net senior debt	6,757		5,231

Subordinated Debt:
8-5/8% Subordinated Debentures due 2019	150		150

Total subordinated debt	150		150

Total	$6,907		$5,381

* Includes fair value adjustments related to interest rate swaps.

** All interest rates are as of year-end.

                The approximate amounts of long-term borrowings maturing and sinking fund payments required in each of the next five years, in millions of dollars, are as follows: 2004 - $1,592, 2005 - $1,166,
2006 - $1,490, 2007 - $553 and 2008 - $850.

Note 8.	Leases.

               Total rental expense for operating leases was $5 million for 2003 and $6 million for 2002 and 2001. At October 31, 2003, future minimum lease payments under operating leases amounted to
$42 million as follows (in millions of dollars): 2004 - $4, 2005 - $3, 2006  $3, 2007 - $32, 2008 - $0.

Note 9.	Common Stock.

                All of the Company's common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2003 or 2002. At October 31, 2003, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 10.	Dividends.

                The Capital Corporation declared and paid $205 million in dividends to John Deere Credit Company in 2003 and $350 million in 2002. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 11.	Pension and Other Retirement Benefits.

                The Company participates in the Deere & Company salaried pension plan for employees in the United States and certain countries outside the United States. The pension plan is a defined benefit plan in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $7.0 million in 2003, $1.8 million in 2002 and $1.3 million in 2001. The Company generally provides defined benefit health care and life insurance plans for retired employees in the United States through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to
$4.2 million in 2003, $2.1 million in 2002 and $1.4 million in 2001. Further disclosure for these plans is included in the notes to the Deere & Company 2003 Annual Report on Form 10-K.

Note 12.	Income Taxes.

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

	2003		2002

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Deferred lease income		$165.8		$154.5
Income and gains from securitizations		16.4		8.3
Deferred retail note finance income		3.4		2.7
Allowance for credit losses	$50.0		$49.0
Unrealized gain/loss on derivatives	10.6		22.4
Accrual for retirement and other benefits	8.6		7.2
Net operating loss carry forward	2.9		2.9
Miscellaneous accruals and other	.3		1.1

Total	$72.4	$185.6	$82.6	$165.5

The provision for income taxes consisted of the following (in millions of dollars):

	2003	2002	2001

Current	$133.0	$116.1	$52.5
Deferred	14.7	20.5	32.1

Total provision for income taxes	$147.7	$136.6	$84.6

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2003	2002	2001

United States federal income tax provision
at a statutory rate of 35 percent	$149.8	$129.9	$86.0
Municipal lease income not taxable	(1.3)	(1.4)	(1.7)
Taxes on foreign activities	(1.3)	(.7)	(.5)
Nondeductible costs and other - net	.5	8.8	.8

Total provision for income taxes	$147.7	$136.6	$84.6

Note 13.	Cash Flow Information.

                For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company's short-term borrowings, excluding the current maturities of long-term borrowings, mature within three months or less.

                Cash payments by the Company for interest incurred on borrowings in 2003, 2002 and 2001 were $348 million, $356 million and $462 million, respectively. Cash payments for income taxes during these same periods were $131 million, $118 million and $50 million, respectively.

Note 14.	Commitments and Contingent Liabilities.

                The Company has guaranteed certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2003, the maximum amount of exposure to losses under these agreements was $221 million, which is net of accrued losses of $18 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At
October 31, 2003, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

                At October 31, 2003, the Company had indemnification agreements totaling $11 million related to various performance bonds. Additionally, at October 31, 2003, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $4 million related to this agreement at October 31, 2003. The lease term expires in 2007.

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

Note 15.	Comprehensive Income Items.

               Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholder's equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2001
Change in cumulative translation adjustment	$2.3		$2.3
Unrealized loss on derivatives:
Hedging loss	(130.3)	$44.5	(85.8)
Reclassification of realized net loss to net income	36.9	(12.7)	24.2

Net unrealized loss on derivatives	(93.4)	31.8	(61.6)

Total other comprehensive loss	$(91.1)	$31.8	$(59.3)

2002
Change in cumulative translation adjustment	$5.7		$5.7
Unrealized holding gain and net gain on investments*	2.5	$(.9)	1.6
Unrealized gain (loss) on derivatives:
Hedging loss	(57.7)	20.2	(37.5)
Reclassification of realized net loss to net income	84.6	(29.6)	55.0

Net unrealized gain on derivatives	26.9	(9.4)	17.5

Total other comprehensive income	$35.1	$(10.3)	$24.8

2003
Change in cumulative translation adjustment	$15.7		$15.7
Unrealized holding gain and net gain on investments*	7.7	$(2.7)	5.0
Unrealized gain (loss) on derivatives:
Hedging loss	(32.9)	11.8	(21.1)
Reclassification of realized net loss to net income	69.5	(23.6)	45.9

Net unrealized gain on derivatives	36.6	(11.8)	24.8

Total other comprehensive income	$60.0	$(14.5)	$45.5

* Reclassification of realized gain or losses to net income were not material.

Note 16.	Financial Instruments.

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2003		2002

	Carrying Value	Fair Value	CarryingValue	Fair Value

Receivables financed	$10,977	$10,993	$10,060	$10,103

Long-term borrowings	$6,907	$6,878	$5,381	$5,490

Fair Value Estimates

                Fair values of the long-term Receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

                Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Derivatives

                It is the Company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of funding sources to the receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

Interest Rate Swaps

The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded.

                Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2003 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $14 million after-tax. These swaps mature in up to 55 months.

                Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings.

                Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material. The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

                The Company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses are recognized directly in earnings. These instruments relate to swaps that are used to facilitate securitization transactions and certain borrowings.

Foreign Exchange Forward Contracts and Swaps

                The Company has entered into foreign exchange forward contracts and swaps in order to manage the currency exposure of certain receivables and liabilities. These derivatives were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

                The Company has designated cross currency interest rate swaps as fair value hedges of certain borrowings. The effective portion of the fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The Company has also designated foreign exchange forward contracts and currency swaps as cash flow hedges of certain borrowings. The effective portion of the fair value gains or losses on these forward contracts and swaps is recorded in other comprehensive income and subsequently reclassified into earnings as payments are accrued and these instruments approach maturity. This will offset the exchange rate effects on the borrowing being hedged and the ineffectiveness was not material.

Note 17.	Geographic Area Information.

                Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the United States and countries outside the United States is disclosed below. The operating loss for countries outside the United States in 2002 was primarily due to losses in Argentina related to the peso devaluation. Geographic area information for the years ended October 31, 2003, 2002, and 2001 is presented below (in millions of dollars):

	2003	2002	2001

Revenues:
United States	$1,172	$1,265	$1,152
Outside the United States	125	91	64

Total	$1,297	$1,356	$1,216

Operating profit (loss):
United States	$406	$379	$238
Outside the United States	22	(12)	4

Total	$428	$367	$242

Note 18.	Unconsolidated Affiliated Companies.

                The Capital Corporation's affiliated companies are those in which it generally maintains 20 to 50 percent ownership. These companies are not controlled by the Capital Corporation and are accounted for by the equity method. The Company's equity in the income of these affiliates is reported in the consolidated income statement under "Equity in income (loss) of unconsolidated affiliates." The investment in these companies is recorded in the consolidated balance sheet under "Investments in unconsolidated affiliates."

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2003	2002	2001

Operations:
Finance income	$3.7	$3.2	$5.6
Net income (loss)	.5	(3.7)	(4.1)
The Company's equity in net income (loss)	.3	(3.8)	(3.3)

	October 31,
	2003	2002

Financial Position:
Total assets	$34.8	$90.1
Total external debt	24.9	36.3
Total net assets	6.0	52.0
The Company's share of net assets	3.0	7.1

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2003:
Revenues	$309.6	$326.5	$343.0	$317.8	$1,296.9
Interest expense	86.7	94.6	93.4	85.4	360.1
Operating expenses	127.0	128.7	126.9	126.3	508.9
Provision for income taxes	33.7	35.7	43.0	35.3	147.7
Equity in income (loss) of unconsolidated affiliates	.1		.1	.1	.3

Net income	$62.3	$67.5	$79.8	$70.9	$280.5

2002:
Revenues	$348.9	$356.1	$322.6	$327.9	$1,355.5
Interest expense	97.6	88.4	92.9	84.3	363.2
Operating expenses	139.3	195.3	136.3	150.4	621.3
Provision for income taxes	39.2	28.7	33.6	35.1	136.6
Equity in income (loss) of unconsolidated affiliates	(.9)	(1.1)	(.9)	(.9)	(3.8)

Net income	$71.9	$42.6	$58.9	$57.2	$230.6

Subsequent Events

                On December 4, 2003, the Capital Corporation declared a $65 million dividend, to be paid to John Deere Credit Company on December 12, 2003. John Deere Credit Company, in turn, declared a $65 million dividend to Deere & Company, also payable on December 12, 2003.

                During the first quarter of 2004, John Deere acquired a majority interest in Nortrax, Inc., and it was consolidated with John Deere's financial statements. The Company's wholesale receivables from Nortrax, Inc., disclosed as "Notes receivable - unconsolidated affiliates" on the financial statements, were settled in December 2003.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

4.2

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001. (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2001, Securities and Exchange Commission file number 1-4121*)

4.3

Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.5

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.	Not applicable

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Industrial Equipment Company concerning industrial retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement between John Deere Finance S.A. and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2003 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

Exhibit 12
John Deere Capital Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (thousands of dollars)

	2003	2002	2001	2000	1999

Earnings:
Income before income taxes and changes in accounting	$427,940	$370,972	$245,662	$216,712	$235,760
Fixed charges	367,223	382,547	459,348	447,169	366,102

Total earnings	$795,163	$753,519	$705,010	$663,881	$601,862

Fixed charges:
Interest expense	$360,127	$374,883	$452,032	$440,220	$360,925
Rent expense	7,096	7,664	7,316	6,949	5,177

Total fixed charges	$367,223	$382,547	$459,348	$447,169	$366,102

Ratio of earnings to fixed charges *	2.17	1.97	1.53	1.48	1.64

"Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases which is deemed to be representative of the interest factor and rental expense under operating leases

* The Company has not issued preferred stock. Therefore, the ratios of earnings to combined fixed charges and preferred stock dividends are the same as the ratios presented above.

Exhibit 23

[Letterhead] Deloitte & Touche LLP Two Prudential Plaza 180 North Stetson Avenue Chicago, Illinois 60601

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-86790 and
333-108705 of John Deere Capital Corporation on Form S-3 of our report dated December 16, 2003, appearing in the Annual Report on Form 10-K of John Deere Capital Corporation for the year ended October 31, 2003, and to the reference to us under the heading "Experts" in the Prospectus, which is part of such Registration Statements.

DELOITTE & TOUCHE LLP Chicago, Illinois

December 19, 2003

Exhibit 31.1

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this annual report on Form 10-K of John Deere Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	December 23, 2003	By:	/s/ R. W. Lane

R. W. Lane Principal Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Nathan J. Jones, certify that:

1.	I have reviewed this annual report on Form 10-K of John Deere Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	December 23, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Principal Financial Officer

Exhibit 32

STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350 AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Deere Capital Corporation (the "Company") on Form 10-K for the fiscal year ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify that to the best of our knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 23, 2003	/s/ R. W. Lane	Chairman and Principal Executive Officer
R. W. Lane

December 23, 2003	/s/ Nathan J. Jones	Senior Vice President and Principal Financial Officer
Nathan J. Jones

A signed original of this written statement required by Section 906 has been provided to John Deere Capital Corporation and will be retained by John Deere Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.