Form 10-Q
period 2004-01-31
DEERE JOHN CAPITAL CORP
filed 2004-02-27
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

At January 31, 2004, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 20 Pages Index to Exhibits: Page 16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries Statements of Consolidated Income and Retained Earnings For the Three Months Ended January 31, 2004 and 2003 (Unaudited) (in millions)
	2004	2003

Revenues
Finance income earned on retail notes	$97.1	$97.8
Lease revenues	69.7	90.9
Revolving charge account income	36.0	31.8
Finance income earned on wholesale receivables	51.3	52.0
Operating loan income	6.0	7.2
Securitization and servicing fee income	12.7	14.3
Net gain on receivables and leases sold	14.1	6.4
Interest income from short-term investments	5.7	3.2
Other income	6.6	6.0

Total revenues	299.2	309.6

Expenses
Interest expense	81.7	86.7
Operating expenses:
Administrative and operating expenses	51.8	47.5
Provision for credit losses	7.6	12.9
Fees paid to John Deere	7.3	8.1
Depreciation of equipment on operating leases	44.8	58.5

Total operating expenses	111.5	127.0

Total expenses	193.2	213.7

Income of consolidated group before income taxes	106.0	95.9
Provision for income taxes	36.9	33.7

Income of consolidated group	69.1	62.2
Equity in income of unconsolidated affiliates	0.2	0.1

Net income	69.3	62.3
Cash dividends declared	(65.0)
Retained earnings at beginning of period	1,119.4	1,043.9

Retained earnings at end of period	$1,123.7	$1,106.2

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries Consolidated Balance Sheets (Unaudited) (in millions)

January 31, 2004	October 31, 2003	January 31, 2003

Assets
Cash and cash equivalents	$583.2	$342.5	$335.7
Receivables:
Retail notes	5,839.8	6,109.7	5,423.8
Revolving charge accounts	944.2	1,117.4	750.2
Operating loans	510.1	541.4	574.7
Wholesale receivables	3,042.8	2,904.6	3,268.3
Financing leases	408.0	427.3	450.6

Total receivables	10,744.9	11,100.4	10,467.6
Allowance for credit losses	(121.4)	(123.8)	(122.4)

Total receivables - net	10,623.5	10,976.6	10,345.2

Notes receivable - unconsolidated affiliates		274.3	267.7
Notes receivable - John Deere			23.4
Other receivables	154.2	142.9	115.5
Equipment on operating leases - net	802.3	879.2	1,077.9
Investments in unconsolidated affiliates	3.4	3.0	2.5
Other assets	341.5	337.1	419.7

Total Assets	$12,508.1	$12,955.6	$12,587.6

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,237.7	$1,691.8	$1,387.1
Other notes payable	51.8	66.4	37.7
John Deere	369.5	166.0
Current maturities of long-term borrowings	1,111.7	1,592.2	1,779.1

Total short-term borrowings	2,770.7	3,516.4	3,203.9

Accounts payable and accrued liabilities:
Accrued interest on debt	92.0	65.1	91.0
Other payables	335.4	374.2	426.9

Total accounts payable and accrued liabilities	427.4	439.3	517.9

Deposits withheld from dealers and merchants	161.4	159.5	138.8

Long-term borrowings:
Senior debt	7,045.6	6,757.4	6,699.3
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	7,195.6	6,907.4	6,849.3

Total liabilities	10,555.1	11,022.6	10,709.9

Stockholder's equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8

Retained earnings	1,123.7	1,119.4	1,106.2

Cumulative translation adjustment	22.8	13.5	1.5
Unrealized loss on derivatives	(17.7)	(19.3)	(47.1)
Unrealized gain on investments	11.4	6.6	4.3

Total accumulated other comprehensive income (loss)	16.5	.8	(41.3)

Total stockholder's equity	1,953.0	1,933.0	1,877.7

Total Liabilities and Stockholder's Equity	$12,508.1	$12,955.6	$12,587.6

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries Condensed Statements of Consolidated Cash Flows For the Three Months Ended January 31, 2004 and 2003 (Unaudited) (in millions)

	2004	2003

Cash Flows from Operating Activities:
Net income	$69.3	$62.3
Adjustments to reconcile net income to net cash
provided by operating activities	53.3	37.1

Net cash provided by operating activities	122.6	99.4

Cash Flows from Investing Activities:
Cost of receivables acquired	(4,843.3)	(3,911.2)
Collections of receivables	4,606.9	3,395.2
Cost of operating leases acquired	(50.2)	(41.4)
Proceeds from sales of equipment on operating leases	93.7	90.6
Change in notes receivable - unconsolidated affiliates	274.3	(7.8)
Proceeds from sales of receivables	696.0	292.0
Other	(3.9)	8.1

Net cash provided by (used for) investing activities	773.5	(174.5)

Cash Flows from Financing Activities:
Decrease in commercial paper	(488.6)	(52.6)
Increase (decrease) in other notes payable	(17.0)	2.9
Increase (decrease) in payable with John Deere	203.4	(667.6)
Proceeds from issuance of long-term borrowings	231.5	1,825.0
Principal payments on long-term borrowings	(527.5)	(850.0)
Dividends paid	(65.0)

Net cash provided by (used for) financing activities	(663.2)	257.7

Effect of exchange rate changes on cash	7.8	5.3

Net increase in cash and cash equivalents	240.7	187.9
Cash and cash equivalents at the beginning of period	342.5	147.8

Cash and cash equivalents at the end of period	$583.2	$335.7

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

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

(2)

     The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company primarily purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans). The Company also provides wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company purchases and administers a significant portion of the trade receivables originated by John Deere, which are included in wholesale receivables. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)

     The Company's ratio of earnings to fixed charges was 2.27 to 1 for the first quarter of 2004, compared with 2.05 to 1 for the first quarter of 2003. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2004	2003

Net Income	$69.3	$62.3

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	9.3	3.7
Unrealized gain on investments	4.8	2.7
Unrealized gain (loss) on investments	1.6	(3.0)

Total comprehensive income	$85.0	$65.7

(5)

     The Company has guaranteed certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2004, the maximum amount of exposure to losses under these agreements was $251 million, which is net of accrued losses of $19 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At January 31, 2004, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

     The Company has also guaranteed $30 million of residual value related to property being used by the Company under an operating lease at January 31, 2004. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $4 million related to this agreement at January 31, 2004. The lease term expires in 2007.

(6)

     In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the "Interpretation"), which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary. The effective date for adoption for new VIEs created after January 31, 2003 was immediate and had no effect. The effective date for VIEs that are also special purpose entities (SPEs) created prior to February 1, 2003 was the end of the first fiscal quarter of 2004 and had no effect on the Company's financial position or net income (see below). The effective date for VIEs that are not SPEs is the end of the second fiscal quarter of 2004 and is not expected to have an effect on the Company's financial position or net income.

     As disclosed in Note 4 to the Company's 2003 Annual Report filed on Form 10-K, the Company holds retained interests in certain SPEs related to the securitization and sale of retail notes. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a VIE's specified assets with a fair value that is less than half the fair value of the VIE's total assets. The Company's remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. At January 31, 2004, the assets of these entities related to the Company's securitization and sale of retail notes totaled approximately $3,052 million and the maximum exposure to losses from recourse obligations related to theses entities was $249 million. The adoption of this standard did not require the consolidation of any of these entities.

(7)

     The Company recognized a pretax gain of $14.2 million on the retail notes securitized during the first three months of 2004. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average remaining maturity of 20 months, average annual prepayment rate of 22 percent, expected annual credit losses of 0.31 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

(8)

     The Company participates in the Deere & Company salaried pension plan for employees in the U.S. and certain pension plans outside the U.S. These pension plans are defined benefit plans in which benefits are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $1.1  million in the first three months of 2004. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $1.6 million during the first three months of 2004. Further disclosure for these plans is included in Deere & Company's Form 10-Q for the quarter ended January 31, 2004.

(9)

     In December 2003, John Deere acquired a majority interest in Nortrax, Inc., and it was consolidated with John Deere's financial statements. The Company's wholesale receivables from Nortrax, Inc., disclosed as "Notes Receivable - unconsolidated affiliates" on the financial statements, were settled in December 2003.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

            Net income was $69.3 million for the first quarter of 2004, compared with $62.3 million for the same period a year ago. The increase in quarterly net income was primarily due to higher gains from an increased volume of retail note sales, a lower provision for credit losses reflecting improved portfolio quality, and growth in the portfolio, partially offset by higher administrative costs..

            Revenues totaled $299.2 million for the first quarter of 2004, compared to $309.6 for the same period a year ago. The decrease was primarily due to lower lease revenues, partially offset by a higher net gain on Receivables and Leases sold. Finance income earned on retail notes totaled $97.1 million for the first three months of 2004, compared to $97.8 million for the same period in 2003. Lease revenues decreased $21.2 million, to $69.7 million in the first three months of 2004, from $90.9 million in the first three months of 2003 primarily due to a 26 percent decrease in the average amount of equipment on operating leases. Finance income earned on wholesale receivables totaled $51.3 million for the first three months of 2004, compared to $52.0 million in the first three months of 2003. Revenues earned on revolving charge accounts amounted to $36.0 million in the first three months of 2004, a 13 percent increase over revenues of $31.8 million during the same period last year. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in the first three months of 2004 compared with the same period last year. Operating loan income decreased $1.2 million to $6.0 million in the first three months of 2004, from $7.2 million in the first three months of 2003. The decrease was primarily due to a 6 percent decrease in the average balance of operating loan accounts. Revenues earned from Deere & Company totaled $78.6 million for the first quarter of 2004, compared to $81.1 million for the same period last year.

            The net gain on Receivables and Leases sold, including adjustments to prior sales, totaled $14.1 million for the first quarter of 2004, compared to $6.4 million for the same period a year ago. The increase was primarily due to higher sales of agricultural retail notes of approximately $687 million total principal value during the first three months of 2004, compared to the sale of approximately $284 million total principal value during the first three months of 2003. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $81.7 million for the first quarter of 2004, compared to $86.7 million for the same period in 2003. The decrease was due to lower average borrowing rates.

            Administrative and operating expenses were $51.8 million in the first quarter of 2004, compared with $47.5 million for the same period in 2003. The increase was primarily due to higher employment costs.

            During the first quarter of 2004, the provision for credit losses totaled $7.6 million, compared with $12.9 million in the same period last year. The decrease was primarily due to lower write-offs of John Deere construction equipment retail notes and revolving charge accounts. The annualized provision for credit losses, as a percentage of the total average balance of Receivables financed, was .27 percent for the first quarter of 2004, compared with .51 percent for the same period last year.

            Fees paid to John Deere for interest and support were $7.3 million in the first quarter of 2004, compared with $8.1 million for the same period in 2003. Depreciation of equipment on operating leases was $44.8 million in the first quarter of 2004, compared to $58.5 million for the same period in 2003. The decrease was primarily the result of the lower average amount of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,

	2004	2003	$ Change	% Change

Retail notes:
Agricultural equipment	$806	$730	$76	10%
Construction and forestry equipment	243	160	83	52
Commercial and consumer equipment	132	64	68	106

Total	1,181	954	227	24
Revolving charge accounts	555	468	87	19
Operating loans	540	422	118	28
Wholesale receivables	2,535	2,041	494	24
Financing leases	33	26	7	27
Equipment on operating leases	50	42	8	19

Total	$4,894	$3,953	$941	24%

            Retail note volumes increased during the first quarter of 2004, compared to last year, primarily due to increases in retail sales of John Deere agricultural, construction and forestry and commercial and consumer equipment. Revolving charge accounts and operating loan volumes increased in the first quarter of 2004, when compared to last year, primarily as a result of increased market coverage. Wholesale receivable volumes increased during the first quarter of 2004, when compared to last year, primarily due to increased shipments of Deere equipment as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2004	2003	2003

Retail notes:
Agricultural equipment	$3,676	$3,954	$3,425
Construction and forestry equipment	1,266	1,196	1,207
Commercial and consumer equipment	851	909	720
Recreational products	47	51	72

Total	5,840	6,110	5,424
Revolving charge accounts	944	1,118	750
Operating loans	510	541	575
Wholesale receivables	3,043	2,905	3,268
Financing leases	408	427	451
Equipment on operating leases	802	879	1,078

Total	$11,547	$11,980	$11,546

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2004	2003	2003

Receivables and Leases administered:
Owned by the Company	$11,547	$11,980	$11,546
Sold and serviced - with limited recourse*	2,810	2,559	2,261
Sold and serviced - without recourse**	32	35	48

Total Receivables and Leases administered	$14,389	$14,574	$13,855

*

The Company's maximum exposure under all Receivable and Lease recourse provisions at January 31, 2004, October 31, 2003 and January 31, 2003 was $251 million, $221 million and $204 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At January 31, 2004, October 31, 2003 and January 31, 2003, exposure under these agreements was approximately $11 million, $10 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

            Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2004		2003		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$12.4	.34%	$10.7	.27%	$13.7	.40%
Construction and forestry equipment	9.5	.75	12.1	1.01	5.8	.48
Commercial and consumer equipment	1.4	.16	1.3	.14	1.4	.19
Recreational products	.1	.21	.1	.19	.1	.14

Total retail notes	23.4	.40	24.2	.40	21.0	.39
Revolving charge accounts*	14.6	1.55	12.0	1.07	16.6	2.21
Operating loans			1.3	.24	5.6	.97
Wholesale receivables	13.3	.44	5.9	.20	8.4	.26
Financing leases	4.8	1.18	4.2	.98	6.2	1.37

Total Receivables	$56.1	.52%	$47.6	.43%	$57.8	.55%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

            The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $98 million, $96 million and $126 million at January 31, 2004, October 31, 2003 and January 31, 2003, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.68, 1.57 and 2.32 percent at January 31, 2004, October 31, 2003 and January 31, 2003, respectively.

            Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2004		2003		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$14.1	.38%	$20.3	.51%	$12.1	.35%
Construction and forestry equipment	12.2	.96	15.7	1.31	33.1	2.74
Commercial and consumer equipment	2.8	.33	3.0	.33	2.2	.31
Recreational products	.4	.64	.6	1.17	.4	.56

Total retail notes	29.5	.51	39.6	.65	47.8	.88
Operating loans	21.7	4.25	21.8	4.03
Wholesale receivables	10.0	.33	11.2	.39	3.4	.10
Financing leases	11.8	2.89	13.4	3.14	7.6	1.68

Total Receivables	$73.0	.68%	$86.0	.77%	$58.8	.56%

            At October 31, 2003, the balance of non-performing operating loans was due to the default of an operating loan to a commercial and consumer equipment customer. During the first quarter of 2004, the operating loan was restructured and no amounts are past due at January 31, 2004. However, the Company continues to classify the loan as non-performing until the customer demonstrates the ability to perform in accordance with the restructured loan.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended January 31, 2004		Three Months Ended January 31, 2003

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$.4	.04%	$1.1	.14%
Construction and forestry equipment	2.1	.68	4.4	1.56
Commercial and consumer equipment	.4	.18	.1	.08
Recreational products	.3	2.40

Total retail notes	3.2	.20	5.6	.44
Revolving charge accounts	3.6	1.37	5.8	2.84
Operating loans	.7	.58	.4	.33
Wholesale receivables	.2	.03	.3	.04
Financing leases	.9	.85	1.9	1.77

Total Receivables	$8.6	.31%	$14.0	.56%

            Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $161 million at January 31, 2004, compared with $160 million at October 31, 2003 and $139 million at January 31, 2003.

            The Company's allowance for credit losses on all Receivables financed totaled $121 million at January 31, 2004, $124 million at October 31, 2003 and $122 million at January 31, 2003. The allowance for credit losses represented 1.13 percent of the total Receivables financed at January 31, 2004, 1.12 percent at October 31, 2003 and 1.17 percent at January 31, 2003. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

            Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company's business is affected by general economic conditions in and the political instability of the global markets in which the Company operates (including Latin America), because deteriorating economic conditions and political instability can result in higher loan losses. The Company's business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Critical Accounting Policies

            See the Company's critical accounting policies discussed in the Management's Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

Capital Resources and Liquidity

            The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first three months of 2004, the Company issued $232 million of term debt, maintained an average commercial paper balance of $1,882 million and received proceeds of $696 million from sales of Receivables. At January 31, 2004, the Company's funding profile included $1,238 million of commercial paper, $370 million of intercompany loans from Deere & Company, $8,307 million of unsecured term debt, $2,750 million of securitizations and $1,953 million of equity capital. The Company's funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. For additional information regarding current securitization gains and assumptions, see Note 7 to the Interim Financial Statements.

            During the first quarter of 2004, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $123 million in the first three months of 2004. Net cash provided by investing activities totaled $774 million in the first three months of 2004, primarily due to collections of Receivables and Leases and the sales of Receivables exceeding the cost of Receivables and Leases acquired. Cash used for financing activities totaled $663 million in the first three months of 2004, resulting primarily from a net decrease in total external borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company, partially offset by an increase in payables to Deere & Company. Cash and cash equivalents increased $241 million during the first three months of 2004.

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

            Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at January 31, 2004, October 31, 2003 and January 31, 2003 was approximately $1,238 million, $1,692 million and $1,387 million, respectively, while the total cash and cash equivalents position was approximately $583 million, $343 million and $336 million, respectively. Additionally, the Company had access to approximately $3,450 million, $4,009 million and $3,148 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, and public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

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

            Total interest-bearing indebtedness amounted to $9,966 million at January 31, 2004, compared with $10,423 million at October 31, 2003 and $10,053 million at January 31, 2003, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $2,771 million at January 31, 2004, compared with $3,516 million at October 31, 2003 and $3,204 million at January 31, 2003, while total long-term indebtedness amounted to $7,196 million, $6,907 million and $6,849 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.1 to 1, 5.4 to 1 and 5.4 to 1 at January 31, 2004, October 31, 2003 and January 31, 2003, respectively.

During the first three months of 2004, the Company issued $232 million and retired $528 million of borrowings, which were primarily medium-term notes.

            The Company's ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by unsecured, committed bank credit lines from various banks. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company's ability to sell these assets. The Company also maintains uncommitted, unsecured lines of credit with various banks.

            At January 31, 2004, the Capital Corporation and Deere & Company jointly maintained $3,660 million of unsecured lines of credit with various banks, $1,916 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. Included in the total credit lines at January 31, 2004 was a long-term credit agreement commitment totaling $2,150 million, which was replaced February 17, 2004 as shown below. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

            On February 17, 2004 the Capital Corporation and Deere & Company replaced their existing $3,500 million revolving credit facility included in the worldwide lines of credit discussed above with a $2,500 million facility. Included in the new facility is a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009.

            Stockholder's equity was $1,953 million at January 31, 2004, compared with $1,933 million at October 31, 2003 and $1,878 million at January 31, 2003. The increase in the first three months of 2004 resulted from net income of $69 million and a $16 million increase in other comprehensive income, which were offset by dividend payments of $65 million.

            The Capital Corporation declared and paid cash dividends of $65 million to John Deere Credit Company during the first three months of fiscal 2004. John Deere Credit Company paid comparable dividends to Deere & Company. On February 26, 2004, the Capital Corporation declared an additional $15 million dividend, to be paid to John Deere Credit Company on March 5, 2004. John Deere Credit Company, in turn, declared a $15 million dividend to Deere & Company, also payable on March 5, 2004.

            The financing of retail purchases and leases of John Deere products and of trade receivables owed by John Deere dealers represented approximately 76 percent of the Company's acquisition volume for the three months ended January 31, 2004 and January 31, 2003. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

            The Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as of January 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Item 2.	Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt, constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b) Reports on Form 8-K.

Date of Report	Item	Financial Statements
November 25, 2003	Items 5, 7 & 9	Earnings release of John Deere Capital Corporation and press release of Deere & Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	February 27, 2004	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS
Exhibit	Page No.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*).	----

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*).	----

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank as administration agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.1 to form 10-Q of Deere & Company for the quarter ended January 31, 2004, Securities Exchange Commission file number 1-4121*).

		----

4.2

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.2 to form 10-Q of Deere & Company for the quarter ended January 31, 2004, Securities Exchange Commission file number 1-4121*).

		----

12.	Computation of Ratio of Earnings to Fixed Charges.	17

31.1	Rule 13a-14(a)/15d-14(a) Certification	18

31.2	Rule 13a-14(a)/15d-14(a) Certification	19

32	Section 1350 Certifications	20

99.	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2004 (Securities and Exchange Commission file number 1-4121*).	----

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.