Form 10-Q
period 2004-04-30
DEERE JOHN CAPITAL CORP
filed 2004-06-01
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

At April 30, 2004, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 22 Pages Index to Exhibits: Page 18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

Three Months Ended April 30,		Six Months Ended April 30,

2004	2003	2004	2003

Revenues
Finance income earned on retail notes	$95.7	$102.4	$192.8	$200.2
Lease revenues	65.8	86.0	135.5	176.9
Revolving charge account income	39.2	34.4	75.2	66.2
Finance income earned on wholesale receivables	63.0	64.1	114.3	116.1
Operating loan income	6.4	8.5	12.4	15.7
Securitization and servicing fee income	11.7	11.1	24.4	25.4
Net gain on receivables sold	17.6	7.9	31.7	14.3
Interest income from short-term investments	1.2	3.1	6.9	6.3
Other income	14.1	9.0	20.7	15.0

Total revenues	314.7	326.5	613.9	636.1

Expenses
Interest expense	80.8	94.6	162.5	181.3
Operating expenses:
Administrative and operating expenses	64.0	48.2	115.8	95.7
Provision for credit losses	16.9	19.9	24.5	32.8
Fees paid to John Deere	8.5	6.3	15.8	14.4
Depreciation of equipment on operating leases	42.6	54.3	87.4	112.8

Total operating expenses	132.0	128.7	243.5	255.7

Total expenses	212.8	223.3	406.0	437.0

Income of consolidated group before income taxes	101.9	103.2	207.9	199.1
Provision for income taxes	34.6	35.7	71.5	69.4

Income of consolidated group	67.3	67.5	136.4	129.7
Equity in income of unconsolidated affiliates	.1		.3	.1

Net income	67.4	67.5	136.7	129.8
Cash dividends paid	(15.0)	(50.0)	(80.0)	(50.0)
Retained earnings at beginning of period	1,123.7	1,106.2	1,119.4	1,043.9

Retained earnings at end of period	$1,176.1	$1,123.7	$1,176.1	$1,123.7

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

April 30, 2004	October 31, 2003	April 30, 2003

Assets
Cash and cash equivalents	$299.2	$342.5	$389.0
Receivables:
Retail notes	5,757.3	6,109.7	5,729.8
Revolving charge accounts	1,209.6	1,117.4	914.1
Operating loans	512.4	541.4	568.9
Wholesale receivables	3,831.8	2,904.6	3,854.6
Financing leases	399.8	427.3	438.9

Total receivables	11,710.9	11,100.4	11,506.3
Allowance for credit losses	(123.6)	(123.8)	(122.2)

Total receivables - net	11,587.3	10,976.6	11,384.1

Notes receivable - unconsolidated affiliates		274.3	291.9
Other receivables	132.2	142.9	99.3
Equipment on operating leases - net	751.3	879.2	975.1
Investment in unconsolidated affiliates	3.4	3.0	2.6
Other assets	298.1	337.1	417.5

Total Assets	$13,071.5	$12,955.6	$13,559.5

Liabilities and Stockholder's Equity
Short-term borrowings:
Commercial paper	$1,299.8	$1,691.8	$2,577.6
Other notes payable	11.8	66.4	41.3
John Deere	1,095.9	166.0	135.7
Current maturities of long-term borrowings	711.5	1,592.2	1,617.5

Total short-term borrowings	3,119.0	3,516.4	4,372.1

Accounts payable and accrued liabilities:
Accrued interest on debt	65.5	65.1	69.2
Other payables	382.2	374.2	412.9

Total accounts payable and accrued liabilities	447.7	439.3	482.1

Deposits withheld from dealers and merchants	163.6	159.5	141.4

Long-term borrowings:
Senior debt	7,190.2	6,757.4	6,510.2
Subordinated debt	150.0	150.0	150.0

Total long-term borrowings	7,340.2	6,907.4	6,660.2

Total liabilities	11,070.5	11,022.6	11,655.8

Stockholder's equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8

Retained earnings	1,176.1	1,119.4	1,123.7
Cumulative translation adjustment	17.4	13.5	2.9
Unrealized loss on derivatives	(10.1)	(19.3)	(43.3)
Unrealized gain on investments	4.8	6.6	7.6

Total accumulated other comprehensive income (loss)	12.1	.8	(32.8)

Total stockholder's equity	2,001.0	1,933.0	1,903.7

Total Liabilities and Stockholder's Equity	$13,071.5	$12,955.6	$13,559.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows
For the Six Months Ended April 30, 2004 and 2003
(Unaudited)
(in millions)

	2004	2003

Cash Flows from Operating Activities:
Net income	$136.7	$129.8
Adjustments to reconcile net income to net cash
provided by operating activities	81.7	123.3

Net cash provided by operating activities	218.4	253.1

Cash Flows from Investing Activities:
Cost of receivables acquired	(12,283.2)	(9,438.9)
Collections of receivables	10,117.0	7,616.2
Cost of operating leases acquired	(140.0)	(119.0)
Proceeds from sales of equipment on operating leases	198.4	233.7
Change in notes receivable - unconsolidated affiliates	274.3	(32.1)
Proceeds from sales of receivables	1,602.6	606.2
Other	(5.1)	(5.2)

Net cash used for investing activities	(236.0)	(1,139.1)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	(405.8)	1,122.7
Increase (decrease) in other notes payable	(55.5)	5.2
Increase (decrease) in payable with John Deere	929.9	(546.1)
Proceeds from issuance of long-term borrowings	647.6	1,900.0
Principal payments on long-term borrowings	(1,068.4)	(1,311.7)
Dividends paid	(80.0)	(50.0)

Net cash provided by (used for) financing activities	(32.2)	1,120.1

Effect of exchange rate changes on cash	6.5	7.1

Net increase (decrease) in cash and cash equivalents	(43.3)	241.2
Cash and cash equivalents at beginning of period	342.5	147.8

Cash and cash equivalents at end of period	$299.2	$389.0

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Notes to Interim Financial Statements
(Unaudited)

(1)

The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

(2)

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company primarily purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans). The Company also provides wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables), most of which are originated by John Deere. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called "Receivables." Receivables and operating leases are collectively called "Receivables and Leases."

(3)

The Company's ratio of earnings to fixed charges was 2.23 to 1 for the second quarter of 2004, compared with 2.07 to 1 for the second quarter of 2003. The ratio of earnings to fixed charges was 2.25 to 1 for the first six months of 2004 and 2.08 to 1 for the first six months of 2003. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net Income	$67.4	$67.5	$136.7	$129.8

Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(5.4)	1.4	3.9	5.1
Unrealized gain (loss) on investments	(6.6)	3.3	(1.8)	6.0
Unrealized gain on derivatives	7.6	3.8	9.2	.8

Total comprehensive income	$63.0	$76.0	$148.0	$141.7

(5)

The Company has guaranteed certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2004, the maximum amount of exposure to losses under these agreements was $201 million, which is net of accrued losses of $23 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At April 30, 2004, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

In January 2004, the Company began guaranteeing all new commercial paper and medium-term note issuances for John Deere Credit Inc., the John Deere finance subsidiary in Canada. At April 30, 2004, John Deere Credit Inc. had $113 million of commercial paper and $73 million of medium-term notes outstanding that were guaranteed by the Company.

The Company has also guaranteed $30 million of residual value related to property being used by the Company under an operating lease at April 30, 2004. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $5 million related to this agreement at April 30, 2004. The lease term expires in 2007.

(6)

In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the "Interpretation"), which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary. The effective date for adoption for newly created VIEs was immediate upon issuance and had no effect. The effective date for previously existing VIEs that are also special purpose entities (SPEs) was the end of the first fiscal quarter of 2004 and had no effect on the Company's financial position or net income (see below). The effective date for previously existing VIEs that are not SPEs was the end of the second fiscal quarter of 2004 and had no effect on the Company's financial position or net income.

As disclosed in Note 4 to the Company's 2003 Annual Report filed on Form 10-K, the Company holds retained interests in certain SPEs related to the securitization and sale of retail notes. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a VIE's specified assets with a fair value that is less than half the fair value of the VIE's total assets. The Company's remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. At April 30, 2004, the assets of these entities related to the Company's securitization and sale of retail notes totaled approximately $3,279 million and the maximum exposure to losses from recourse obligations related to these entities was $199 million. The adoption of this standard did not require the consolidation of these entities.

(7)

The Company recognized pretax gains of $29.2 million on the retail notes securitized during the first six months of 2004. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average remaining maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of 0.41 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

(8)

The Company participates in certain Deere & Company defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company's employees included in the plan. The Company's pension expense amounted to $2.1 million in the first six months of 2004. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. through participation in Deere & Company's plans. Health care and life insurance benefits expense is actuarially determined based on the Company's employees included in the plans and amounted to $3.2 million during the first six months of 2004. Further disclosure for these plans is included in Deere & Company's Form 10-Q for the quarter ended April 30, 2004.

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

Results of Operations

Overview

The Company primarily generates revenues, income and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

The Company's business is currently affected by the following key trends and economic conditions. The Company's business is closely related to John Deere's business. Deere & Company expects significant increases in agricultural equipment industry retail sales in 2004 due to the strengthening of U.S. farm cash receipts and increases in global demand. Retail activity for construction and forestry equipment continues to be robust as a result of fleet replenishment by contractors and rental operations. Deere & Company's commercial and consumer equipment sales are also expected to continue to benefit from the success of new products. As a result of the strengthening of Deere & Company's retail sales, the Company expects to benefit from further growth in the loan portfolio in 2004. However, net income is forecast to be down slightly due to lower gains on receivable sales.

2004 Compared with 2003

          Net income was $67.4 million for the second quarter and $136.7 million for the first six months of 2004, compared with $67.5 million and $129.8 million, respectively, last year. Affecting the results for the current quarter were higher gains from an increased volume of retail note sales, offset by an increase in administrative costs related in part to higher employee performance bonus expense. The improvement for the first six months was mainly due to higher gains from an increased volume of retail note sales and growth in the portfolio, partially offset by higher administrative costs.

          Revenues totaled $314.7 million for the second quarter and $613.9 million for the first six months of 2004, compared to $326.5 and $636.1 million, respectively, last year. The decreases for both periods were primarily due to lower levels of operating leases and lower yields, partially offset by higher net gains on receivables sold. Finance income earned on retail notes totaled $192.8 million for the first six months of 2004, compared to $200.2 million for the same period in 2003. This decrease was primarily due to declining yields earned on the average retail note portfolio balance, partially offset by higher average retail note portfolio balances. Lease revenues decreased $41.4 million, to $135.5 million in the first six months of 2004, from $176.9 million in the first six months of 2003 primarily due to a 25 percent decrease in the average amount of equipment on operating leases. The operating lease levels continue to decrease as a result of more attractive financing options offered on retail note products in recent years. Finance income earned on wholesale receivables totaled $114.3 million for the first six months of 2004, compared to $116.1 million in the first six months of 2003. Revenues earned on revolving charge accounts amounted to $75.2 million in the first six months of 2004, a 14 percent increase over revenues of $66.2 million during the same period last year. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in the first six months of 2004, compared with the same period last year. Operating loan income decreased $3.3 million to $12.4 million in the first six months of 2004, from $15.7 million in the first six months of 2003. The decrease was due to declining yields earned on a lower average balance of operating loan accounts. Revenues earned from Deere & Company totaled $99.8 million for the second quarter and $180.2 million for the first six months of 2004, compared to $95.6 and $179.9 million, respectively, for the same periods last year.

          The net gain on receivables sold, including adjustments to prior sales, totaled $17.6 million and $31.7 million for the second quarter and first six months of 2004, respectively, compared to $7.9 million and $14.3 million for the same periods a year ago. The increase was primarily due to higher sales of agricultural and construction and forestry retail notes of approximately $1,562 million total principal value during the first six months of 2004, compared to the sale of approximately $572 million total principal value during the first six months of 2003. Additional sales of receivables are expected to be made in the future.

          Interest expense totaled $80.8 million for the second quarter and $162.5 million for the first six months of 2004, compared to $94.6 million and $181.3 million for the same periods in 2003. The decreases were due to lower average borrowing rates in both periods and slightly lower average borrowings in the second quarter.

          Administrative and operating expenses were $64.0 million in the second quarter and $115.8 million for the first six months of 2004, compared with $48.2 million and $95.7 million for the same periods in 2003. The increase was primarily due to higher employment costs related in part to higher employee performance bonus expense.

          During the second quarter and first six months of 2004, the provision for credit losses totaled $16.9 million and $24.5 million, respectively, compared with $19.9 million and $32.8 million, in the same periods last year. The decrease was primarily due to lower write-offs of John Deere construction and forestry equipment retail notes and revolving charge accounts. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .60 percent for the second quarter of 2004 and .43 percent for the first six months of 2004, compared with .73 percent and .62 percent for the same periods last year.

          Fees paid to John Deere for interest and support were $8.5 million in the second quarter and $15.8 million for the first six months of 2004, compared with $6.3 million and $14.4 million for the same periods in 2003. Depreciation of equipment on operating leases was $42.6 million in the second quarter and $87.4 million for the first six months of 2004, compared to $54.3 million and $112.8 million for the same periods in 2003. The decrease was primarily the result of the lower average amount of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,

	2004	2003	$ Change	% Change

Retail notes:
Agricultural equipment	$1,030	$877	$153	17%
Construction and forestry equipment	284	193	91	47
Commercial and consumer equipment	158	117	41	35

Total	1,472	1,187	285	24
Revolving charge accounts	882	688	194	28
Operating loans	471	323	148	46
Wholesale receivables	4,567	3,295	1,272	39
Financing leases	47	35	12	34
Equipment on operating leases	90	77	13	17

Total	$7,529	$5,605	$1,924	34%

	Six Months
	Ended April 30,

	2004	2003	$ Change	% Change

Retail notes:
Agricultural equipment	$1,836	$1,607	$229	14%
Construction and forestry equipment	527	353	174	49
Commercial and consumer equipment	290	181	109	60

Total	2,653	2,141	512	24
Revolving charge accounts	1,437	1,156	281	24
Operating loans	1,011	745	266	36
Wholesale receivables	7,102	5,336	1,766	33
Financing leases	80	61	19	31
Equipment on operating leases	140	119	21	18

Total	$12,423	$9,558	$2,865	30%

Retail note volumes increased during the second quarter and first six months of 2004, when compared to last year, primarily due to increases in retail sales of John Deere agricultural, construction and forestry and commercial and consumer equipment. Revolving charge accounts and operating loan volumes increased in the second quarter and first six months of 2004, when compared to last year, primarily as a result of increased market coverage. Wholesale receivable volumes increased during the second quarter and first six months of 2004, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2004	2003	2003

Retail notes:
Agricultural equipment	$3,693	$3,954	$3,666
Construction and forestry equipment	1,120	1,196	1,245
Commercial and consumer equipment	902	909	754
Recreational products	42	51	65

Total	5,757	6,110	5,730
Revolving charge accounts	1,210	1,118	914
Operating loans	512	541	569
Wholesale receivables	3,832	2,905	3,855
Financing leases	400	427	439
Equipment on operating leases	751	879	975

Total	$12,462	$11,980	$12,482

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2004	2003	2003

Receivables and Leases administered:
Owned by the Company	$12,462	$11,980	$12,482
Sold and serviced - with limited recourse*	3,079	2,559	2,055
Sold and serviced - without recourse**	30	35	43

Total Receivables and Leases administered	$15,571	$14,574	$14,580

*

The Company's maximum exposure under all Receivable and Lease recourse provisions at April 30, 2004, October 31, 2003 and April 30, 2003 was $201 million, $221 million and $174 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of two retail note sales. At April 30, 2004, October 31, 2003 and April 30, 2003, the Company's maximum exposure under these agreements was approximately $10 million, $10 million and $4 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

          Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2004		2003		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$13.8	.37%	$10.7	.27%	$17.6	.48%
Construction and forestry equipment	8.6	.77	12.1	1.01	12.2	.98
Commercial and consumer equipment	1.2	.13	1.3	.14	1.3	.17
Recreational products	.1	.24	.1	.19	.1	.15

Total retail notes	23.7	.41	24.2	.40	31.2	.54
Revolving charge accounts*	11.7	.97	12.0	1.07	14.9	1.63
Operating loans	1.0	.20	1.3	.24	5.7	1.00
Wholesale receivables	11.6	.30	5.9	.20	8.6	.22
Financing leases	3.9	.98	4.2	.98	2.6	.59

Total Receivables	$51.9	.44%	$47.6	.43%	$63.0	.55%

*		Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

          The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $90 million, $96 million and $131 million at April 30, 2004, October 31, 2003 and April 30, 2003, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.56, 1.57 and 2.29 percent at April 30, 2004, October 31, 2003 and April 30, 2003, respectively.

          Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2004		2003		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$19.0	.51%	$20.3	.51%	$18.4	.50%
Construction and forestry equipment	12.7	1.13	15.7	1.31	18.8	1.51
Commercial and consumer equipment	2.6	.29	3.0	.33	2.8	.37
Recreational products	.2	.48	.6	1.17	.5	.77

Total retail notes	34.5	.60	39.6	.65	40.5	.71
Operating loans	20.8	4.06	21.8	4.03	22.1	3.89
Wholesale receivables	19.0	.50	11.2	.39	1.6	.04
Financing leases	11.0	2.75	13.4	3.14	17.4	3.96

Total Receivables	$85.3	.73%	$86.0	.77%	$81.6	.71%

         The amount of non-performing operating loans was due to the default of an operating loan to a commercial and consumer equipment customer. The operating loan was restructured in the first quarter of 2004 and the Company continues to classify the loan as non-performing until the customer demonstrates the ability to perform in accordance with the restructured loan. The increase in non-performing wholesale receivables is primarily related to a payment default of a single construction and forestry dealership. A loan-loss provision was recorded for the estimated uncollectible amount.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$(.2)	(.02)%	$1.5	.17%
Construction and forestry equipment	1.1	.36	5.1	1.69
Commercial and consumer equipment			.3	.14
Recreational products	.1	.86

Total retail notes	1.0	.07	6.9	.50
Revolving charge accounts	4.7	1.80	6.1	2.87
Operating loans	.8	.68	1.2	.94
Wholesale receivables	.1	.01	1.3	.14
Financing leases	1.1	1.08	3.7	3.31

Total Receivables	$7.7	.28%	$19.2	.70%

	Six Months Ended April 30, 2004		Six Months Ended April 30, 2003

	Dollars	Percent	Dollars	Percent

Retail notes:
Agricultural equipment	$.2	.01%	$2.6	.15%
Construction and forestry equipment	3.2	.51	9.5	1.62
Commercial and consumer equipment	.4	.09	.4	.11
Recreational products	.4	1.70

Total retail notes	4.2	.14	12.5	.47
Revolving charge accounts	8.3	1.57	11.9	2.86
Operating loans	1.5	.63	1.6	.65
Wholesale receivables	.3	.02	1.6	.09
Financing leases	2.0	.97	5.6	2.57

Total Receivables	$16.3	.29%	$33.2	.62%

          Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $164 million at April 30, 2004, compared with $160 million at October 31, 2003 and $141 million at April 30, 2003.

          The Company's allowance for credit losses on all Receivables financed totaled $124 million at April 30, 2004, $124 million at October 31, 2003 and $122 million at April 30, 2003. The allowance for credit losses represented 1.06 percent of the total Receivables financed at April 30, 2004, 1.12 percent at October 31, 2003 and 1.06 percent at April 30, 2003. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

          Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company's business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in higher loan losses. The Company's business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company's business is closely related to John Deere's business. Further information, including factors that potentially could materially affect the Company's and John Deere's financial results, is included in the most recent Deere & Company Form 10-K and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Critical Accounting Policies

See the Company's critical accounting policies discussed in the Management's Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

Capital Resources and Liquidity

          The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first six months of 2004, the Company issued $648 million of term debt, obtained a $750 million term loan from Deere & Company, maintained an average commercial paper balance of $1,457 million and received proceeds of $1,603 million from sales of Receivables. At April 30, 2004, the Company's funding profile included $1,300 million of commercial paper, $1,096 million of intercompany loans from Deere & Company, $8,052 million of unsecured term debt, $3,027 million of securitizations and $2,001 million of equity capital. The Company's funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. For additional information regarding current securitization gains and assumptions, see Note 7 to the Interim Financial Statements.

          During the first six months of 2004, the aggregate net cash provided by operating activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $218 million in the first six months of 2004. Net cash used for investing activities totaled $236 million in the first six months of 2004, primarily due to the cost of Receivables and Leases acquired exceeding the collections of Receivables and Leases, partially offset by proceeds from sales of Receivables. Cash used for financing activities totaled $32 million in the first six months of 2004, resulting primarily from a net decrease in total external borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company, partially offset by an increase in payables to Deere & Company. Cash and cash equivalents decreased $43 million during the first six months of 2004.

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

          Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at April 30, 2004, October 31, 2003 and April 30, 2003 was approximately $1,300 million, $1,692 million and $2,578 million, respectively, while the total cash and cash equivalents position was approximately $299 million, $343 million and $389 million, respectively. Additionally, the Company had access to approximately $2,654 million, $4,009 million and $2,880 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, and public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

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

          Total interest-bearing indebtedness amounted to $10,459 million at April 30, 2004, compared with $10,423 million at October 31, 2003 and $11,032 million at April 30, 2003, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,119 million at April 30, 2004, compared with $3,516 million at October 31, 2003 and $4,372 million at April 30, 2003, while total long-term indebtedness amounted to $7,340 million, $6,907 million and $6,660 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder's equity was 5.2 to 1, 5.4 to 1 and 5.8 to 1 at April 30, 2004, October 31, 2003 and April 30, 2003, respectively.

          During the first six months of 2004, the Company issued $648 million and retired $1,068 million of borrowings, which were primarily medium-term notes. In May 2004, the Company issued $72 million of floating rate medium-term notes due in 2006, and is scheduled to issue $200 million of 3.625% medium-term notes due in 2007.

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

         On February 17, 2004, the Capital Corporation and Deere & Company replaced their existing $3,500 million revolving credit facility with a $2,500 million facility, which is included in the following lines of credit. At April 30, 2004, the Capital Corporation and Deere & Company jointly maintained $2,593 million of unsecured lines of credit with various banks, $868 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

          Stockholder's equity was $2,001 million at April 30, 2004, compared with $1,933 million at October 31, 2003 and $1,904 million at April 30, 2003. The increase in the first six months of 2004 resulted from net income of $137 million and an $11 million increase in other comprehensive income, which were offset by dividend payments of $80 million.

          The Capital Corporation declared and paid cash dividends of $80 million to John Deere Credit Company during the first six months of fiscal 2004. John Deere Credit Company paid comparable dividends to Deere & Company. On May 27, 2004, the Capital Corporation declared an additional $25 million dividend, to be paid to John Deere Credit Company on June 4, 2004. John Deere Credit Company, in turn, declared a $25 million dividend to Deere & Company, also payable on June 4, 2004.

          The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company's acquisition volume for the six months ended April 30, 2004, compared with approximately 79 percent for the same period in 2003. Any extended reduction or suspension of John Deere's sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company's acquisition volume of Receivables and Leases. For additional information on the Company's dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

          The Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as of April 30, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt, constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b) Reports on Form 8-K.

Date of Report	Item	Financial Statements
February 17, 2004	Items 5, 7 & 12	Earnings release of John Deere Capital Corporation and press release of Deere & Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	June 01, 2004	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer

	INDEX TO EXHIBITS

Exhibit		Page No.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*)	----

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*)	----

12.	Computation of Ratio of Earnings to Fixed Charges	19

31.1	Rule 13a-14(a)/15d-14(a) Certification	20

31.2	Rule 13a-14(a)/15d-14(a) Certification	21

32.	Section 1350 Certifications	22

99.	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2004 (Securities and Exchange Commission file number 1-4121*)	----

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.