Form 10-Q
period 2004-07-31
DEERE JOHN CAPITAL CORP
filed 2004-08-27
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

Commission file no: 1-6458

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

Yes  ☐  No  ☒

At July 31, 2004, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)

(in millions)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenues
Finance income earned on retail notes	$91.1	$105.8	$283.9	$306.0
Lease revenues	63.5	79.2	199.0	256.1
Revolving charge account income	45.5	40.6	120.7	106.8
Finance income earned on wholesale receivables	66.1	64.3	180.4	180.4
Operating loan income	5.4	7.9	17.8	23.6
Securitization and servicing fee income	12.6	11.5	37.0	36.9
Net gain on receivables sold	7.5	23.8	39.2	38.1
Interest income from short–term investments	.5	4.8	7.4	11.1
Other income	8.6	5.1	29.3	20.1
Total revenues	300.8	343.0	914.7	979.1
Expenses
Interest expense	79.2	93.4	241.7	274.7
Operating expenses:
Administrative and operating expenses	65.5	50.3	181.3	146.0
Provision for credit losses	7.5	22.7	32.0	55.5
Fees paid to John Deere	9.3	6.6	25.1	21.0
Depreciation of equipment on operating leases	41.0	47.3	128.4	160.1
Total operating expenses	123.3	126.9	366.8	382.6
Total expenses	202.5	220.3	608.5	657.3
Income of consolidated group before income taxes	98.3	122.7	306.2	321.8
Provision for income taxes	33.7	43.0	105.2	112.4
Income of consolidated group	64.6	79.7	201.0	209.4
Equity in income of unconsolidated affiliates	.1	.1	.4	.2
Net income	64.7	79.8	201.4	209.6
Cash dividends paid	(25.0)	(40.0)	(105.0)	(90.0)
Retained earnings at beginning of period	1,176.1	1,123.7	1,119.4	1,043.9
Retained earnings at end of period	$1,215.8	$1,163.5	$1,215.8	$1,163.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31, 2004	October 31, 2003	July 31, 2003
Assets
Cash and cash equivalents	$220.6	$342.5	$344.5
Receivables:
Retail notes	6,219.2	6,109.7	5,497.8
Revolving charge accounts	1,415.9	1,117.4	1,116.5
Operating loans	391.0	541.4	619.3
Wholesale receivables	3,682.2	2,904.6	3,523.9
Financing leases	402.9	427.3	430.9
Total receivables	12,111.2	11,100.4	11,188.4
Allowance for credit losses	(117.9)	(123.8)	(126.5)
Total receivables – net	11,993.3	10,976.6	11,061.9
Notes receivable – unconsolidated affiliates		274.3	300.3
Other receivables	128.3	142.9	141.8
Equipment on operating leases – net	740.4	879.2	908.8
Investment in unconsolidated affiliates	3.5	3.0	2.9
Other assets	303.9	337.1	377.1
Total Assets	$13,390.0	$12,955.6	$13,137.3
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,349.2	$1,691.8	$1,995.0
Other notes payable	6.2	66.4	15.0
John Deere	765.5	166.0	117.3
Current maturities of long-term borrowings	1,509.8	1,592.2	1,402.3
Total short-term borrowings	3,630.7	3,516.4	3,529.6
Accounts payable and accrued liabilities:
Accrued interest on debt	91.5	65.1	89.4
Other payables	387.3	374.2	425.8
Total accounts payable and accrued liabilities	478.8	439.3	515.2
Deposits withheld from dealers and merchants	171.0	159.5	150.2
Long-term borrowings:
Senior debt	7,064.1	6,757.4	6,841.8
Subordinated debt		150.0	150.0
Total long-term borrowings	7,064.1	6,907.4	6,991.8
Total liabilities	11,344.6	11,022.6	11,186.8
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,215.8	1,119.4	1,163.5
Cumulative translation adjustment	17.6	13.5	8.9
Unrealized loss on derivatives	(7.0)	(19.3)	(35.6)
Unrealized gain on investments	6.2	6.6	.9
Total accumulated other comprehensive income (loss)	16.8	.8	(25.8)
Total stockholder’s equity	2,045.4	1,933.0	1,950.5
Total Liabilities and Stockholder’s Equity	$13,390.0	$12,955.6	$13,137.3

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2004 and 2003

(Unaudited)

(in millions)

	2004	2003
Cash Flows from Operating Activities:
Net income	$201.4	$209.6
Adjustments to reconcile net income to net cash provided by operating activities	153.3	166.6
Net cash provided by operating activities	354.7	376.2

Cash Flows from Investing Activities:
Cost of receivables acquired	(19,448.6)	(15,311.8)
Collections of receivables	16,538.9	12,882.9
Cost of operating leases acquired	(229.7)	(190.6)
Proceeds from sales of equipment on operating leases	259.4	320.4
Change in notes receivable – unconsolidated affiliates	274.3	(40.4)
Proceeds from sales of receivables	1,932.6	1,542.9
Other	3.9	20.3
Net cash used for investing activities	(669.2)	(776.3)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	(355.4)	529.6
Decrease in other notes payable	(61.7)	(20.7)
Increase (decrease) in payable with John Deere	599.5	(564.5)
Proceeds from issuance of long-term borrowings	1,254.2	2,620.1
Principal payments on long-term borrowings	(1,145.9)	(1,887.7)
Dividends paid	(105.0)	(90.0)
Net cash provided by financing activities	185.7	586.8

Effect of exchange rate changes on cash	6.9	10.0
Net increase (decrease) in cash and cash equivalents	(121.9)	196.7
Cash and cash equivalents at beginning of period	342.5	147.8
Cash and cash equivalents at end of period	$220.6	$344.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Notes to Interim Financial Statements

(Unaudited)

(1)                                                                                  The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(3)                                                                                  The Company’s ratio of earnings to fixed charges was 2.21 to 1 for the third quarter of 2004, compared with 2.29 to 1 for the third quarter of 2003. The ratio of earnings to fixed charges was 2.24 to 1 for the first nine months of 2004 and 2.15 to 1 for the first nine months of 2003. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                                                                             Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net Income	$64.7	$79.8	$201.4	$209.6

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	.2	6.0	4.1	11.1
Unrealized gain (loss) on investments	1.4	(6.7)	(.4)	(.7)
Unrealized gain on derivatives	3.1	7.7	12.3	8.5
Total comprehensive income	$69.4	$86.8	$217.4	$228.5

(5)                                                                             The Company has guaranteed certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2004, the maximum amount of exposure to losses under these agreements was $203 million, which is net of accrued losses of $21 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At July 31, 2004, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

In January 2004, the Company began guaranteeing all new commercial paper and medium-term note issuances for John Deere Credit Inc., the John Deere finance subsidiary in Canada.  At July 31, 2004, John Deere Credit Inc. had $175 million of commercial paper and $189 million of medium-term notes outstanding that were guaranteed by the Company.

The Company has also guaranteed $30 million of residual value related to property being used by the Company under an operating lease at July 31, 2004. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $5 million related to this agreement at July 31, 2004. The lease term expires in 2007.

(6)                                                                             In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the “Interpretation”), which addresses the consolidation and related disclosures of these entities by business enterprises.  These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties or the investors with equity at risk lack certain essential characteristics of a controlling interest.  Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary.  The effective date for adoption for newly created VIEs was immediate upon issuance and had no effect.  The effective date for previously existing VIEs that are also special purpose entities (SPEs) was the end of the first fiscal quarter of 2004 and had no effect on the Company’s financial position or net income (see below).  The effective date for previously existing VIEs that are not SPEs was the end of the second fiscal quarter of 2004 and had no effect on the Company’s financial position or net income.

As disclosed in Note 4 to the Company’s 2003 Annual Report filed on Form 10-K, the Company holds retained interests in certain SPEs related to the securitization and sale of retail notes.  Under the Interpretation, most of the Company’s retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets.  The Company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. At July 31, 2004, the assets of these entities related to the Company’s securitization and sale of retail notes totaled approximately $3,208 million and the maximum exposure to losses from recourse obligations related to these entities was $202 million. The adoption of this standard did not require the consolidation of these entities.

(7)                                                                                  The Company recognized pretax gains of $37.7 million on the retail notes securitized during the first nine months of 2004. Key assumptions used to initially determine the fair value of the retained interests included a weighted-average remaining maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of 0.39 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

(8)                                                                                  The Company participates in certain Deere & Company defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.0 million in the first nine months of 2004. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. through participation in Deere & Company’s plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.8 million during the first nine months of 2004. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2004.

(9)                                                                                  In December 2003, John Deere acquired a majority interest in Nortrax, Inc., and it was consolidated with John Deere’s financial statements. The Company’s wholesale receivables from Nortrax, Inc., disclosed as “Notes Receivable – unconsolidated affiliates” on the financial statements, were settled in December 2003. In March 2004, John Deere acquired the remaining interests in Nortrax, Inc. and Nortrax Investments, Inc. Further disclosure is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The Company primarily generates revenues and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers.  In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business.  Deere & Company expects significant increases in agricultural equipment retail sales in 2004 due to record levels of U.S. farm cash receipts. Retail activity for construction and forestry equipment continues to be robust as a result of fleet replenishment by construction and forestry contractors and rental operations.  Deere & Company’s commercial and consumer equipment sales are also expected to continue to benefit from the success of new products. As a result of the strengthening of Deere & Company’s retail sales, the Company expects to benefit from further growth in the loan portfolio in 2004.  However, net income is forecast to be down slightly due to lower gains on receivable sales.

2004 Compared with 2003

Net income was $64.7 million for the third quarter and $201.4 million for the first nine months of 2004, compared with $79.8 million and $209.6 million, respectively, last year. The lower results for the current quarter were primarily due to lower gains on retail note sales and an increase in administrative costs, partly related to a higher provision for employee performance bonuses in connection with overall Deere & Company profitability. Partially offsetting these factors was a lower provision for credit losses reflecting solid portfolio quality. The lower results in the first nine months were mainly due to higher administrative costs, partially offset by a lower provision for credit losses.

Revenues totaled $300.8 million for the third quarter and $914.7 million for the first nine months of 2004, compared to $343.0 and $979.1 million, respectively, last year. The decrease for the third quarter was primarily due to lower gains on receivable sales, lower levels of operating leases and lower yields. The decrease for the first nine months was primarily due to lower levels of operating leases and lower yields. Finance income earned on retail notes totaled $283.9 million for the first nine months of 2004, compared to $306.0 million for the same period in 2003. This decrease was primarily due to declining yields earned on the average retail note portfolio balance, partially offset by higher average retail note portfolio balances. Lease revenues decreased $57.1 million, to $199.0 million in the first nine months of 2004, from $256.1 million in the first nine months of 2003 primarily due to a 23 percent decrease in the average amount of equipment on operating leases. The operating lease levels continue to decrease as a result of more attractive financing options offered on retail note products in recent years. Finance income earned on wholesale receivables totaled $180.4 million for both the first nine months of 2004 and the first nine months of 2003. Revenues earned on revolving charge accounts amounted to $120.7 million in the first nine months of 2004, a 13 percent increase over revenues of $106.8 million during the same period last year.  The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in the first nine months of 2004, compared with the same period last year. Operating loan income decreased $5.8 million to $17.8 million in the first nine months of 2004, from $23.6 million in the first nine months of 2003. The decrease was due to declining yields earned on a lower average balance of operating loan accounts. Revenues earned from Deere & Company totaled $98.0 million for the third quarter and $278.2 million for the first nine months of 2004, compared to $91.4 and $271.3 million, respectively, for the same periods last year.

The net gain on receivables sold, including adjustments to prior sales, totaled $7.5 million and $39.2 million for the third quarter and first nine months of 2004, respectively, compared to $23.8 million and $38.1 million for the same periods a year ago. The decrease in the third quarter was primarily due to lower sales of agricultural and construction and forestry retail notes. The increase for the first nine months was primarily due to higher sales of agricultural and construction and forestry retail notes of approximately $1,883 million total principal value during 2004, compared to the sale of approximately $1,517 million total principal value during 2003. Additional sales of receivables are expected to be made in the future.

Interest expense totaled $79.2 million for the third quarter and $241.7 million for the first nine months of 2004, compared to $93.4 million and $274.7 million for the same periods in 2003. The decreases were due to lower average borrowing rates in both periods.

Administrative and operating expenses were $65.5 million in the third quarter and $181.3 million for the first nine months of 2004, compared with $50.3 million and $146.0 million for the same periods in 2003. The increase was primarily due to higher employment costs related in part to a higher provision for employee performance bonuses in connection with overall Deere & Company profitability.

During the third quarter and first nine months of 2004, the provision for credit losses totaled $7.5 million and $32.0 million, respectively, compared with $22.7 million and $55.5 million in the same periods last year. The decreases in both periods reflect solid portfolio quality. For the first nine months, the Company has experienced lower write-offs of John Deere construction and forestry equipment retail notes, revolving charge accounts and financing leases. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .26 percent for the third quarter of 2004 and .37 percent for the first nine months of 2004, compared with .81 percent and .67 percent for the same periods last year.

Fees paid to John Deere for interest and support were $9.3 million in the third quarter and $25.1 million for the first nine months of 2004, compared with $6.6 million and $21.0 million for the same periods in 2003. The increase was primarily due to higher average borrowings from Deere & Company in 2004. Depreciation of equipment on operating leases was $41.0 million in the third quarter and $128.4 million for the first nine months of 2004, compared to $47.3 million and $160.1 million for the same periods in 2003. The decrease was primarily the result of the lower average amount of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended July 31,
	2004	2003	$ Change	% Change
Retail notes:
Agricultural equipment	$890	$810	$80	10%
Construction and forestry equipment	321	253	68	27
Commercial and consumer equipment	176	200	(24)	(12)
Total retail notes	1,387	1,263	124	10
Revolving charge accounts	947	901	46	5
Operating loans	416	351	65	19
Wholesale receivables	4,355	3,313	1,042	31
Financing leases	60	44	16	36
Equipment on operating leases	90	72	18	25
Total Receivables and Leases	$7,255	$5,944	$1,311	22%

	Nine Months Ended July 31,
	2004	2003	$ Change	% Change
Retail notes:
Agricultural equipment	$2,726	$2,417	$309	13%
Construction and forestry equipment	848	606	242	40
Commercial and consumer equipment	466	381	85	22
Total retail notes	4,040	3,404	636	19
Revolving charge accounts	2,384	2,057	327	16
Operating loans	1,427	1,096	331	30
Wholesale receivables	11,457	8,649	2,808	32
Financing leases	140	105	35	33
Equipment on operating leases	230	191	39	20
Total Receivables and Leases	$19,678	$15,502	$4,176	27%

Retail note volumes for agricultural and construction and forestry equipment increased during the third quarter and first nine months of 2004, when compared to last year, primarily due to increases in retail sales of John Deere equipment. Although down during the third quarter, retail note volumes for commercial and consumer equipment increased during the first nine months of 2004, when compared to last year, also due to increases in retail sales of John Deere equipment. Revolving charge accounts and operating loan volumes increased in the third quarter and first nine months of 2004, when compared to last year, primarily as a result of increased market coverage. Wholesale receivable volumes increased during the third quarter and first nine months of 2004, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31, 2004	October 31, 2003	July 31, 2003
Retail notes:
Agricultural equipment	$3,944	$3,954	$3,522
Construction and forestry equipment	1,271	1,196	1,061
Commercial and consumer equipment	967	909	857
Recreational products	37	51	58
Total retail notes	6,219	6,110	5,498
Revolving charge accounts	1,416	1,118	1,116
Operating loans	391	541	619
Wholesale receivables	3,682	2,905	3,524
Financing leases	403	427	431
Equipment on operating leases	740	879	909
Total Receivables and Leases	$12,851	$11,980	$12,097

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31, 2004	October 31, 2003	July 31, 2003
Receivables and Leases administered:
Owned by the Company	$12,851	$11,980	$12,097
Sold and serviced – with limited recourse*	3,083	2,559	2,740
Sold and serviced – without recourse**	27	35	39
Total Receivables and Leases administered	$15,961	$14,574	$14,876

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2004, October 31, 2003 and July 31, 2003 was $203 million, $221 million and $218 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At July 31, 2004, October 31, 2003 and July 31, 2003, the Company’s maximum exposure under these agreements was approximately $5 million, $10 million and $4 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are not probable at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They are as follows (in millions of dollars):

	July 31, 2004		October 31, 2003		July 31, 2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$12.0	.30%	$10.7	.27%	$16.5	.47%
Construction and forestry equipment	6.9	.54	12.1	1.01	11.4	1.07
Commercial and consumer equipment	1.3	.13	1.3	.14	1.3	.15
Recreational products	.1	.27	.1	.19	.1	.17
Total retail notes	20.3	.33	24.2	.40	29.3	.53
Revolving charge accounts*	10.2	.72	12.0	1.07	13.4	1.20
Operating loans	3.7	.95	1.3	.24	2.5	.40
Wholesale receivables	9.6	.26	5.9	.20	7.1	.20
Financing leases	3.3	.82	4.2	.98	4.7	1.09
Total Receivables	$47.1	.39%	$47.6	.43%	$57.0	.51%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $77 million, $96 million and $124 million at July 31, 2004, October 31, 2003 and July 31, 2003, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.24, 1.57 and 2.26 percent at July 31, 2004, October 31, 2003 and July 31, 2003, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31, 2004		October 31, 2003		July 31, 2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$19.1	.48%	$20.3	.51%	$22.7	.64%
Construction and forestry equipment	10.3	.81	15.7	1.31	24.7	2.33
Commercial and consumer equipment	2.9	.30	3.0	.33	2.6	.31
Recreational products	.1	.27	.6	1.17	.6	1.03
Total retail notes	32.4	.52	39.6	.65	50.6	.92
Operating loans	24.5	6.27	21.8	4.03	21.9	3.53
Wholesale receivables	6.9	.19	11.2	.39	11.6	.33
Financing leases	8.8	2.18	13.4	3.14	18.0	4.17
Total Receivables	$72.6	.60%	$86.0	.77%	$102.1	.91%

The increase in non-performing operating loans was due to the default of an operating loan to an agricultural producer. A loan-loss provision was recorded for the estimated uncollectible amount. At July 31, 2004, $20.5 million of the non-performing operating loans was due to the default of a commercial and consumer equipment customer. The operating loan was restructured in the first quarter of 2004, and the Company continues to classify the loan as non-performing until the customer consistently demonstrates the ability to perform in accordance with the restructured loan.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the year, are as follows (in millions of dollars):

	Three Months Ended July 31, 2004		Three Months Ended July 31, 2003
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$1.3	.14%	$2.1	.24%
Construction and forestry equipment	.8	.27	1.3	.43
Commercial and consumer equipment	(.1)	(.04)	.3	.16
Recreational products	.3	3.05	.3	1.76
Total retail notes	2.3	.16	4.0	.29
Revolving charge accounts	2.2	.67	4.7	2.02
Operating loans	.8	.74	.4	.31
Wholesale receivables	6.2	.68	.6	.06
Financing leases	.6	.60	1.9	1.73
Total Receivables	$12.1	.41%	$11.6	.41%

	Nine Months Ended July 31, 2004		Nine Months Ended July 31, 2003
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$1.5	.05%	$4.7	.18%
Construction and forestry equipment	4.0	.44	10.8	1.20
Commercial and consumer equipment	.3	.04	.7	.13
Recreational products	.7	2.10	.3	.60
Total retail notes	6.5	.14	16.5	.40
Revolving charge accounts	10.5	1.26	16.6	2.41
Operating loans	2.3	.62	2.0	.52
Wholesale receivables	6.5	.25	2.2	.08
Financing leases	2.6	.85	7.5	2.31
Total Receivables	$28.4	.33%	$44.8	.54%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $171 million at July 31, 2004, compared with $160 million at October 31, 2003 and $150 million at July 31, 2003.

The Company’s allowance for credit losses on all Receivables financed totaled $118 million at July 31, 2004, $124 million at October 31, 2003 and $127 million at July 31, 2003. The allowance for credit losses represented .97 percent of the total Receivables financed at July 31, 2004, 1.12 percent at October 31, 2003 and 1.14 percent at July 31, 2003. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in higher loan losses. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K.  There have been no material changes to these policies.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first nine months of 2004, the Company issued $1,254 million of term debt, obtained a $750 million term loan from Deere & Company, maintained an average commercial paper balance of $1,547 million and received proceeds of $1,933 million from sales of Receivables. At July 31, 2004, the Company’s funding profile included $1,349 million of commercial paper,  $766 million of intercompany loans from Deere & Company, $8,574 million of unsecured term debt, $3,022 million of securitization funding and $2,045 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. For additional information regarding current securitization gains and assumptions, see Note 7 to the Interim Financial Statements.

During the first nine months of 2004, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $355 million in the first nine months of 2004. Cash provided by financing activities totaled $186 million in the first nine months of 2004, resulting primarily from a net increase in payables to Deere & Company, partially offset by a decrease in total external borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $669 million in the first nine months of 2004, primarily due to the cost of Receivables and Leases acquired exceeding the collections of Receivables and Leases, partially offset by proceeds from sales of Receivables. Cash and cash equivalents decreased $122 million during the first nine months of 2004.

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

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2004, October 31, 2003 and July 31, 2003 was approximately $1,349 million, $1,692 million and $1,995 million, respectively, while the total cash and cash equivalents position was approximately $221 million, $343 million and $345 million, respectively.  Additionally, the Company had access to approximately $3,057 million, $4,009 million and $3,373 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company).  In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, and public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

The Company’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see the Company’s most recently filed annual report on Form 10-K.

To access public debt capital markets, the Company relies on selected credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors.  A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities.  A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations.  Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating.  The current Company ratings and ratings outlook from the rating agencies engaged by the Company are the same as those for Deere & Company.  Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

Total interest-bearing indebtedness amounted to $10,695 million at July 31, 2004, compared with $10,423 million at October 31, 2003 and $10,521 million at July 31, 2003, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,631 million at July 31, 2004, compared with $3,516 million at October 31, 2003 and $3,530 million at July 31, 2003, while total long-term indebtedness amounted to $7,064 million, $6,907 million and $6,992 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 5.2 to 1, 5.4 to 1 and 5.4 to 1 at July 31, 2004, October 31, 2003 and July 31, 2003, respectively.

During the first nine months of 2004, the Company issued $1,254 million and retired $1,146 million of borrowings, which were primarily medium-term notes. On August 2, 2004, the Company redeemed its outstanding 8-5/8% Subordinated Debentures due August 2019 totaling $150 million. The redemption price was equal to the par value plus accrued interest. On August 24, 2004 (settlement date), the Company issued $200 million of variable rate medium-term notes due in 2006.

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

At July 31, 2004, the Capital Corporation and Deere & Company jointly maintained $2,596 million of unsecured lines of credit with various banks, $816 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

Stockholder’s equity was $2,045 million at July 31, 2004, compared with $1,933 million at October 31, 2003 and $1,951 million at July 31, 2003. The increase in the first nine months of 2004 resulted from net income of $201 million and a $16 million increase in other comprehensive income, which were offset by dividend payments of $105 million.

The Capital Corporation declared and paid cash dividends of $105 million to John Deere Credit Company during the first nine months of fiscal 2004. John Deere Credit Company paid comparable dividends to Deere & Company. On August 26, 2004, the Capital Corporation declared an additional $315 million dividend, to be paid to John Deere Credit Company on September 3, 2004. John Deere Credit Company, in turn, declared a $315 million dividend to Deere & Company, also payable on September 3, 2004.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for the nine months ended July 31, 2004, compared with approximately 79 percent for the same period in 2003. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.  For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt, constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.  The registrant will file copies of such instruments upon request of the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	August 27, 2004	By:	/s/ Nathan J. Jones
Nathan J. Jones Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2004 (Securities and Exchange Commission file number 1-4121*)

*                                         Incorporated by reference.  Copies of these exhibits are available from the Company upon request.