Form 10-K
period 2004-10-31
DEERE JOHN CAPITAL CORP
filed 2004-12-22
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

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

Yes ☐             No ☒

At November 30, 2004, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company.  John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company offers equipment financing products in Argentina, Australia, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), Spain, the United Kingdom and the U.S.

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

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2004, the Company had 1,457 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into four major business segments:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including small tractors for lawn, garden, commercial and utility purposes; walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

John Deere’s worldwide agricultural equipment, commercial and consumer equipment, and construction and forestry operations are commonly referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The credit operations segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil) and John Deere Credit Oy (Finland), and primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and plans to offer certain crop risk mitigation products.

John Deere had net income of $1,406 million, or $5.56 per share diluted ($5.69 per share basic), in 2004, compared with $643 million, or $2.64 per share diluted ($2.68 per share basic), in 2003. Income increased primarily due to increased shipments and price realization. The increase was partially offset by a larger provision for employee bonuses and higher raw material costs.

John Deere’s net sales and revenues increased 29 percent to $19,986 million in 2004, compared with $15,535 million in 2003. Net sales of the Equipment Operations increased 32 percent in 2004 to $17,673 million from $13,349 million last year. Net sales increased primarily due to higher shipments. Net sales in the U.S. and Canada rose 33 percent in 2004. Outside the U.S. and Canada, net sales increased by 20 percent for the year, excluding currency translation, and by 30 percent on a reported basis.

The agricultural equipment segment had net sales of $9,717 million in 2004, compared to $7,390 million in 2003. The commercial and consumer equipment segment had net sales of $3,742 million in 2004, compared to $3,231 million in 2003. The construction and forestry segment had net sales of $4,214 million in 2004, compared to $2,728 million in 2003. The credit operations segment had revenues of $1,276 million in 2004, compared to $1,347 million in 2003.

Outlook for John Deere

As a result of the factors and conditions outlined below, John Deere’s equipment sales for 2005 are expected to increase by 2 to 7 percent with net income forecast to be approximately $1.5 billion. John Deere’s net equipment sales for the first quarter of 2005 are currently forecast to be up 20 to 25 percent in comparison with the same period in 2004.  Production levels are expected to increase by 11 to 13 percent for the first quarter of 2005, compared to the same period in 2004. John Deere net income for the first quarter of 2005 is forecast to be in a range of $200 million to $225 million.

Agricultural Equipment.  On a worldwide basis, sales of John Deere agricultural equipment are forecast to be up 2 to 5 percent for the year. Despite a downturn in commodity prices, U.S. farmers are benefiting from record production of corn and soybeans. In addition, the livestock and dairy sectors are strong and government payments are expected to increase substantially in 2005. As a result, U.S. farm cash receipts are forecast to be about the same in 2005 as the record level in 2004. Given these conditions, John Deere expects industry retail sales in the U.S. and Canada to be up about 5 percent for fiscal 2005 in comparison with the very strong levels of 2004.

In other parts of the world, industry retail sales in Western Europe are forecast to be flat to down 5 percent in 2005. Farmers in the region have benefited from a good harvest this fall; however, they are expected to see little change in income as a result of lower grain prices, higher input costs and flat government support payments. In South America, industry sales are forecast to be down 10 to 20 percent on the basis of lower commodity prices, increased input costs and a weaker U.S. dollar.

Commercial and Consumer Equipment.  Sales of John Deere commercial and consumer equipment are expected to increase 2 to 5 percent in 2005 with help from new models of compact tractors, an updated utility-vehicle line, and higher sales of commercial mowing equipment.

Construction and Forestry.  Markets are expected to be supported in 2005 by moderate economic growth, relatively low interest rates and a favorable level of housing starts. In this environment, sales of construction and forestry equipment are expected to see further growth as contractors and rental operations continue to replenish their fleets. As a result, segment sales are forecast to be up 6 to 9 percent for the year.

Credit Operations.  Although the credit operations are expected to benefit from further growth in the loan portfolio, net income is forecast to be down primarily due to increased leverage in the portfolio. The credit operations are expected to report net income of about $280 million for the year.  The Company’s net income for 2005, which does not include the credit operations in Canada, Brazil and Finland, is projected to decrease to $250 million for 2005.

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

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by the Equipment Operations. The Company also performs all servicing and collection functions in the U.S. and Mexico. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2004 and 2003, the Company’s ratios were 2.23 to 1 and 2.17 to 1, respectively, and never less than 2.19 to 1 and 2.05 to 1 for any fiscal quarter of 2004 and 2003, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company.  Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2004 and 2003, approximately 85 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

Deere Credit, Inc., a wholly-owned subsidiary of the Company, holds retail notes, leases and revolving charge receivables related to mining, transportation and other commercial equipment.

FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of commercial and consumer equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agri-businesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction and forestry dealers. See Note 2 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. Additionally, the Company provides production loans directly to farmers for their total operating needs. Generally, these loans are secured by crops and equipment.

The Company finances wholesale inventories of John Deere agricultural equipment, commercial and consumer equipment, construction and forestry equipment and John Deere engines. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, commercial and consumer and construction and forestry retail notes. See Note 2 to the Consolidated Financial Statements under “Wholesale Receivables.”

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

In limited circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. Acceptance of these Receivables and Leases is dependent on having one or more of the following risk mitigation enhancements: pledging additional collateral as security, assignment of specific earnings to the Company or accelerated payment schedules. Officers of the Company are responsible for establishing policies and reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company normally makes all of its own routine collections, settlements and repossessions on Receivables and Leases.

Retail notes and wholesale receivables provide for retention by John Deere or the Company of security interests in the goods financed under laws such as the Uniform Commercial Code, certain federal statutes and state motor vehicle laws. Security interest filings are also made for leases. However, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2004 and 2003, approximately 80 and 76 percent, respectively, of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2004	2003	2004	2003
Retail notes	54	54	35	35
New equipment:
Agricultural equipment	57	57	34	35
Construction and forestry equipment	46	46	36	36
Commercial and consumer equipment	52	52	33	33
Used equipment:
Agricultural equipment	58	58	36	34
Construction and forestry equipment	42	42	30	31
Commercial and consumer equipment	55	55	30	31
Financing leases	39	45	41	39
Equipment on operating leases	39	37	38	38

Maturities

The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2004 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year	One to five years		Over five years
		Fixed rate	Variable rate	Fixed rate	Variable rate	2004 Total	2003	2002	2001	2000

Retail notes:
Agricultural equipment	$1,343	$2,010	$954	$66	$78	$4,451	$3,954	$3,305	$3,610	$2,983
Construction and forestry equipment	544	852	10			1,406	1,196	1,198	1,293	1,000
Commercial and consumer equipment	335	607	12	30		984	909	730	611	465
Recreational products	6	14		13		33	51	79	111	140
Total retail notes	2,228	3,483	976	109	78	6,874	6,110	5,312	5,625	4,588
Revolving charge accounts						1,444	1,118	896	814	688
Operating loans						380	541	561	501	422
Wholesale receivables						3,480	2,905	2,942	2,996	937
Financing leases						406	427	468	480	457
Equipment on operating leases						758	879	1,180	1,485	1,517
Total Receivables and Leases						$13,342	$11,980	$11,359	$11,901	$8,609

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2004	2003	2002	2001	2000
U.S.	$11,145	$10,244	$10,224	$11,103	$8,056
Outside the U.S.	2,197	1,736	1,135	798	553
Total Receivables and Leases	$13,342	$11,980	$11,359	$11,901	$8,609

Delinquencies

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2004	2003	2002	2001	2000
U.S.	$36.2	$43.4	$42.4	$38.2	$26.7
Outside the U.S.	4.2	4.2	2.6	3.2	2.1
Total Receivables	$40.4	$47.6	$45.0	$41.4	$28.8

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2004	2003	2002	2001	2000
U.S.	$48.0	$65.9	$38.9	$14.6	$15.5
Outside the U.S.	8.9	20.1	5.4
Total Receivables	$56.9	$86.0	$44.3	$14.6	$15.5

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2004	2003	2002	2001	2000

Allowance for credit losses, beginning of year	$123.8	$118.3	$110.4	$93.3	$83.6

Provision for credit losses	32.3	72.2	126.9	74.5	52.6

Write-offs:
Retail notes:
Agricultural equipment	(5.3)	(5.5)	(6.7)	(10.0)	(7.7)
Construction and forestry equipment	(7.0)	(18.6)	(17.3)	(16.9)	(7.3)
Commercial and consumer equipment	(.9)	(1.1)	(1.2)	(.5)	(.5)
Recreational products	(1.7)	(1.3)	(3.3)	(3.5)	(4.0)
Total retail notes	(14.9)	(26.5)	(28.5)	(30.9)	(19.5)
Revolving charge accounts	(21.5)	(27.0)	(23.4)	(17.7)	(11.5)
Operating loans	(6.5)	(4.2)	(47.4)	(2.5)	(6.5)
Wholesale receivables	(8.1)	(6.8)	(7.7)	(6.8)	(4.2)
Financing leases	(5.0)	(8.7)	(12.0)	(9.4)	(8.5)
Total write-offs	(56.0)	(73.2)	(119.0)	(67.3)	(50.2)

Recoveries:
Retail notes:
Agricultural equipment	3.6	2.7	3.5	2.4	2.3
Construction and forestry equipment	2.2	2.4	1.5	.6	.8
Commercial and consumer equipment	.5	.2	.2	.2	.2
Recreational products	.7	.7	.9	1.1	1.1
Total retail notes	7.0	6.0	6.1	4.3	4.4
Revolving charge accounts	7.7	5.7	4.0	3.2	3.3
Operating loans	3.8	1.5	1.1	1.6	5.1
Wholesale receivables	1.3	2.9	.8	(.6)	.7
Financing leases	1.9	1.0	1.1	.8	.5
Total recoveries	21.7	17.1	13.1	9.3	14.0
Total net write-offs	(34.3)	(56.1)	(105.9)	(58.0)	(36.2)

Other changes related to receivable sales and purchases and translation adjustments	(9.2)	(10.6)	(13.1)	.6	(6.7)

Allowance for credit losses, end of year	$112.6	$123.8	$118.3	$110.4	$93.3

Total net write-offs as a percentage of average Receivables	.30%	.50%	1.09%	.79%	.56%

Allowance as a percentage of total Receivables, end of year	.89%	1.12%	1.16%	1.06%	1.32%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2004	2003	2002	2001	2000

Allowance for credit losses, beginning of year	$16.0	$10.1	$7.1	$4.7	$5.0

Provision for credit losses	(.7)	4.9	3.0	3.4	1.8

Write-offs	(1.5)	(1.5)	(1.0)	(1.7)	(1.0)
Recoveries	1.1	.4	.5
Total net write-offs	(.4)	(1.1)	(.5)	(1.7)	(1.0)

Other changes related to receivable sales and purchases and translation adjustments	2.1	2.1	.5	.7	(1.1)

Allowance for credit losses, end of year	$17.0	$16.0	$10.1	$7.1	$4.7

Total net write-offs as a percentage of average Receivables from outside the U.S.	.02%	.07%	.06%	.24%	.19%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.78%	.94%	.91%	.91%	.88%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2004		2003		2002		2001		2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$19.3	36%	$23.4	36%	$19.2	32%	$20.6	35%	$16.3	42%
Construction and forestry equipment	30.9	11	30.8	11	33.2	12	23.7	12	22.5	14
Commercial and consumer equipment	3.7	8	7.6	8	6.9	7	6.0	6	4.5	7
Recreational products	2.1		2.1		2.5	1	3.5	1	4.6	2
Total retail notes	56.0	55	63.9	55	61.8	52	53.8	54	47.9	65
Revolving charge accounts	22.3	11	19.7	10	15.9	9	23.2	8	19.0	10
Operating loans	9.1	3	9.7	5	7.9	5	6.8	5	7.2	6
Wholesale receivables	15.1	28	19.6	26	19.8	29	15.8	29	10.1	13
Financing leases	10.1	3	10.9	4	12.9	5	10.8	4	9.1	6
Total Receivables	$112.6	100%	$123.8	100%	$118.3	100%	$110.4	100%	$93.3	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2004		2003		2002		2001		2000
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$95.6	84%	$107.8	86%	$108.2	90%	$103.3	93%	$88.6	94%
Outside the U.S.	17.0	16	16.0	14	10.1	10	7.1	7	4.7	6
Total Receivables	$112.6	100%	$123.8	100%	$118.3	100%	$110.4	100%	$93.3	100%

The allowance for credit losses is an estimate of the losses expected from the Company’s Receivable portfolio.  The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical receivable recoveries and charge-offs are considered as part of the loss experience by product category.  The adequacy of the allowance is assessed quarterly in accordance with Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, and FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and provision for credit losses.

The allowance is determined at an aggregate level by product category for all Receivables that are performing in accordance with payment terms and are not materially past due. The Company assigns loss factors to each aggregation and loss factors are applied to the applicable Receivable balance to determine the allowance level for each product category. The loss factors are determined based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

The Company also separately reviews non-performing Receivables for impairment based on delinquencies and changes in cash flows or collateral. These non-performing Receivables consist of materially past due Receivables, customers that have provided bankruptcy notification and other Receivables requiring significant collection efforts including litigation. The Company identifies these Receivables during reviews of portfolio credit quality. The Company includes the impairment on non-performing Receivables as a separate component included in the allowance unless it has already been recognized as a loss.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance.  The total allowance reflects management’s estimate of credit losses inherent in the Receivables portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2004 and 2003.

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

In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan™, PowerPlan® and John Deere Credit Revolving Plan accounts receivable for such goods. To date, these laws and regulations have not had a significant adverse effect on the Company.

FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision (OTS) and is subject to federal regulation and examination by the OTS. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis.

Financing outside the U.S. is affected by a variety of laws, customs and regulations.

Item 2.  Properties.

The Company’s properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin; and leased office space in Johnston, Iowa; Urbandale, Iowa; Reno, Nevada; Pittsburgh, Pennsylvania; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction I(2).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Company declared and paid cash dividends to John Deere Credit Company of $420 million in 2004 and $205 million in 2003. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers.  In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business.  Farmers are benefiting from record production of corn and soybeans, strong livestock and dairy sectors, and government payments that are expected to increase substantially in 2005. As a result, U.S. farm cash receipts are forecast to be about the same in 2005 as the record level in 2004. Deere & Company’s agricultural equipment sales were up 31 percent for 2004 and are forecast to be up approximately 2 to 5 percent in 2005. Construction and forestry markets are expected to be supported in 2005 by moderate economic growth, relatively low interest rates and a favorable level of housing starts. Deere & Company’s construction and forestry sales increased 54 percent in 2004 and are forecast to increase 6 to 9 percent in 2005. Deere & Company’s commercial and consumer equipment sales increased 16 percent in 2004 and are expected to increase 2 to 5 percent in 2005 due to new products and higher sales of commercial mowing equipment. As a result of the strengthening of Deere & Company’s retail sales, the Company benefited from further growth in the loan portfolio, however net income for 2004 was down slightly as a result of lower margins and an increase in administrative costs, partly related to a higher provision for performance bonuses in connection with overall enterprise profitability. Partially offsetting these factors was a lower provision for credit losses, reflecting solid portfolio quality. Although the Company expects to benefit from further growth in the loan portfolio, net income for 2005 is expected to be down primarily due to increased leverage in the portfolio. The Company expects to report net income of approximately $250 million in 2005.

2004 Compared with 2003

Consolidated net income was $270.6 million for the year, compared with $280.5 million last year. The lower results for the year were primarily due to higher administrative costs, partly related to a higher provision for performance bonuses in connection with overall John Deere profitability, and lower margins. Partially offsetting these factors was a lower provision for credit losses, reflecting solid portfolio quality. The ratio of earnings to fixed charges was 2.23 to 1 for 2004, compared with 2.17 to 1 for 2003.

Revenues totaled $1,219 million in 2004, compared to $1,297 million a year ago. Revenues decreased primarily reflecting lower rental income from operating leases related to the lower level of leases, and lower average finance rates. Finance income earned on retail notes totaled $384 million in 2004, down $20 million compared to $404 million in 2003. The decrease was primarily due to declining yields earned on the average retail note portfolio balance, partially offset by higher average retail note portfolio balances. Lease revenues decreased $67 million to $263 million in 2004, primarily due to a 22 percent decrease in the average balance of equipment on operating leases and lower yields. The operating lease levels continue to decrease as a result of more attractive financing options offered on retail note products in recent years. Revenues earned on revolving charge accounts amounted to $169 million in 2004, an 11 percent increase over revenues of $152 million earned during 2003. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in 2004, compared with 2003. Finance income earned on wholesale receivables increased $6 million, to $245 million in 2004, from $239 million in 2003. Revenues earned on operating loans decreased 26 percent to $23 million in 2004, from $31 million in 2003, primarily due to an 18 percent decrease in the average balance of operating loans. Revenues earned from Deere & Company totaled $365 million in 2004 compared to $358 million a year ago.

The net gains on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $46 million during 2004, compared with $47 million for 2003. The Company sold approximately $2,156 million total principal value during 2004, compared to approximately $1,675 million total principal value in 2003. Although the principal value sold in 2004 increased, the net gain on Receivables sold for 2004 decreased primarily due to lower margins. Securitization and servicing fee income totaled $51 million in 2004, compared with $53 million during 2003. Securitization and servicing fee income relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

Interest expense totaled $327 million in 2004, compared with $360 million in 2003. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 3.5 percent in 2003 to 3.1 percent in 2004.

Administrative and operating expenses totaled $245 million in 2004, compared with $202 million in 2003. The increase was primarily due to higher employment costs related in part to a higher provision for employee performance bonuses in connection with overall John Deere profitability, higher postretirement benefits and higher costs associated with administering a larger Receivable and Lease portfolio.

Depreciation of equipment on operating leases decreased to $170 million in 2004, compared to $209 million in 2003 as a result of a lower average amount of equipment on operating leases.

Interest and support fees paid to John Deere were $34 million in 2004, compared to $26 million in 2003. The increase was primarily due to higher average borrowings from Deere & Company in 2004.

The provision for credit losses was $32 million in 2004, compared with $72 million in 2003. The decrease reflects solid portfolio quality. The Company has experienced lower write-offs of John Deere construction and forestry equipment retail notes, revolving charge accounts and financing leases. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .28 percent for 2004 and .64 percent for 2003. Total net write-offs of Receivables financed were $34 million during 2004, compared with $56 million in 2003.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2004 totaled $26,443 million, an increase of 26 percent, compared with volumes of $21,019 million during 2003. These higher volumes in 2004 resulted mainly from increased volumes of wholesale receivables, retail notes, revolving charge accounts and operating loans. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 17 percent higher in 2004 compared to last year. Receivables and Leases held by the Company at October 31, 2004 totaled $13,342 million, compared with $11,980 million at October 31, 2003. For the 2004 and 2003 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2004	2003	% Change	2004	2003	% Change
Retail notes:
Agricultural equipment	$3,825.6	$3,346.0	14%	$4,450.4	$3,954.0	13%
Construction and forestry equipment	1,168.6	938.8	24	1,406.1	1,195.6	18
Commercial and consumer equipment	594.9	535.6	11	983.9	908.7	8
Recreational products				33.3	51.4	(35)
Total retail notes	5,589.1	4,820.4	16	6,873.7	6,109.7	13
Revolving charge accounts	3,140.2	2,858.4	10	1,443.8	1,117.4	29
Operating loans	1,658.3	1,424.2	16	380.5	541.4	(30)
Wholesale receivables	15,500.2	11,471.8	35	3,480.5	2,904.6	20
Financing leases	196.5	169.3	16	406.0	427.3	(5)
Equipment on operating leases	358.3	274.7	30	757.6	879.2	(14)
Total Receivables and Leases	$26,442.6	$21,018.8	26%	$13,342.1	$11,979.6	11%

Retail note volumes increased by approximately $769 million in 2004, compared with 2003. The increase was primarily due to increases in retail sales of John Deere agricultural, construction and forestry and commercial and consumer equipment. Revolving charge accounts and operating loan volumes increased primarily as a result of increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity. Lease volumes increased due to increased retail sales activity in the construction and forestry market.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2004	October 31, 2003
Receivables and Leases administered:
Owned by the Company	$13,342.1	$11,979.6
Sold and serviced - with limited recourse*	3,027.6	2,559.4
Sold and serviced - without recourse**	24.5	35.4
Total Receivables and Leases administered	$16,394.2	$14,574.4

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2004 and 2003 was $203 million and $221 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2004 and 2003, the Company’s maximum exposure under these agreements was approximately $8 million and $10 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 80 percent of the total retail note portfolio at October 31, 2004, compared with 76 percent at October 31, 2003.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $40 million at October 31, 2004, compared with $48 million at October 31, 2003. In addition, these past due amounts represented .32 percent and .43 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $71 million and $96 million at October 31, 2004 and 2003, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.03 percent at October 31, 2004 and 1.57 percent at October 31, 2003. See Note 3 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $168 million at October 31, 2004, compared to $160 million at October 31, 2003. The Company’s allowance for credit losses on all Receivables financed at October 31, 2004 totaled $113 million and represented .89 percent of the total Receivables financed, compared with $124 million and 1.12 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

In December 2003, John Deere acquired a majority interest in Nortrax, Inc. and it was consolidated with John Deere’s financial statements. The Company’s wholesale receivables from Nortrax, Inc., disclosed as “Notes Receivable – unconsolidated affiliates” on the financial statements, were settled by a cash payment from John Deere in December 2003. In March 2004, John Deere acquired the remaining interests in Nortrax, Inc. and Nortrax Investments, Inc. Further disclosure is included in the notes to the Deere & Company 2004 Annual Report on Form 10-K.

2003 Compared with 2002

Consolidated net income for the fiscal year ended October 31, 2003 was $280.5 million, compared with $230.6 million in 2002. The results for 2003 benefited primarily from lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation, partially offset by narrower financing spreads, lower gains from a lower volume of retail note sales and higher selling, administrative and general expenses. The ratio of earnings to fixed charges was 2.17 to 1 for 2003, compared with 1.97 to 1 for 2002.

Revenues totaled $1,297 million in 2003, compared to $1,356 million in 2002. Revenues decreased primarily due to lower lease revenues and the reduction in the net gain on Receivables and Leases sold during 2003. Finance income earned on retail notes totaled $404 million in 2003, down $1 million compared to $405 million in 2002. Lease revenues decreased $80 million to $330 million in 2003, primarily due to a 24 percent decrease in the average balance of equipment on operating leases. Finance income earned on wholesale receivables increased $18 million, to $239 million in 2003, from $221 million in 2002. This increase was primarily due to a 12 percent increase in the average balance of wholesale receivables, resulting mainly from the Company purchasing European wholesale receivables (trade receivables) from John Deere beginning in the fourth quarter of 2002. Revenues earned on revolving charge accounts amounted to $152 million in 2003, a 12 percent increase over revenues of $136 million earned during 2002. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in 2003, compared with 2002. Revenues earned on operating loans increased 19 percent to $31 million in 2003, from $26 million in 2002, primarily due to a 15 percent increase in the average balance of operating loans. Revenues earned from Deere & Company totaled $358 million in 2003 compared to $383 million in 2002. The decrease was primarily the result of a reduction in waiver compensation paid by Deere & Company. This compensation paid to the Company is market-based and is intended to approximate an amount which a third party would be required to pay.

The net gains on Receivables and Leases sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $47 million during 2003, compared with $82 million for 2002. The lower net gain for 2003 was primarily due to decreased sales of agricultural and construction and forestry retail notes. The Company sold approximately $1,675 million total principal value during 2003, compared to approximately $2,895 million total principal value in 2002. Securitization and servicing fee income totaled $53 million in 2003, compared with $46 million during 2002. The increase was primarily due to higher accretable yields on the securitized receivables in 2003 compared to 2002. Securitization and servicing fee income relates to Receivables and Leases sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received. Additional sales of Receivables and Leases are expected to be made in the future.

Interest expense totaled $360 million in 2003, compared with $363 million in 2002. This decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 3.9 percent in 2002 to 3.5 percent in 2003, partially offset by a 13 percent increase in average borrowings from $9,278 million in 2002 to $10,497 million in 2003.

Administrative and operating expenses totaled $202 million in 2003, compared with $209 million in 2002. This decrease was primarily due to the absence in 2003 of the $22 million loss related to the Argentine peso devaluation in 2002, partially offset by higher postretirement benefit costs and higher costs associated with administering a larger Receivable and Lease portfolio.

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

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2003 totaled $21,019 million, an increase of 22 percent, compared with volumes of $17,235 million during 2002. These higher volumes in 2003 resulted mainly from increased volumes of retail notes, wholesale receivables, revolving charge accounts and operating loans, partially offset by decreases in operating and financing lease volumes. Excluding the balance of trade receivables from John Deere at October 31, 2003, acquisitions of Receivables and Leases were 13 percent higher in 2003 compared to 2002. Receivables and Leases held by the Company at October 31, 2003 totaled $11,980 million, compared with $11,359 million at October 31, 2002. For the 2003 and 2002 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2003	2002	% Change	2003	2002	% Change
Retail notes:
Agricultural equipment	$3,346.0	$3,212.6	4%	$3,954.0	$3,304.7	20%
Construction and forestry equipment	938.8	853.1	10	1,195.6	1,198.2	0
Commercial and consumer equipment	535.6	414.4	29	908.7	729.8	25
Recreational products				51.4	79.0	(35)
Total retail notes	4,820.4	4,480.1	8	6,109.7	5,311.7	15
Revolving charge accounts	2,858.4	2,253.5	27	1,117.4	896.0	25
Operating loans	1,424.2	1,070.7	33	541.4	561.2	(4)
Wholesale receivables	11,471.8	8,888.8	29	2,904.6	2,942.2	(1)
Financing leases	169.3	190.0	(11)	427.3	467.5	(9)
Equipment on operating leases	274.7	351.6	(22)	879.2	1,180.0	(25)
Total Receivables and Leases	$21,018.8	$17,234.7	22%	$11,979.6	$11,358.6	5%

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

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2003 and 2002 was $221 million and $204 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2003 and 2002, the Company’s maximum exposure under these agreements was approximately $10 million and $7 million, respectively. The Company did not record the recourse obligations as liabilities as they were contingent liabilities that were remote at that time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 76 percent of the total retail note portfolio at October 31, 2003 and 2002.

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

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $160 million at October 31, 2003, compared to $138 million at October 31, 2002. The Company’s allowance for credit losses on all Receivables financed at October 31, 2003 totaled $124 million and represented 1.12 percent of the total Receivables financed, compared with $118 million and 1.16 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on collection experience, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During 2004, the Company issued $1,824 million of term debt, obtained a $1,000 million term loan from Deere & Company, maintained an average commercial paper balance of $1,454 million and received proceeds of $2,219 million from sales of Receivables. At October 31, 2004, the Company’s funding profile included $1,554 million of commercial paper, $1,241 million of intercompany loans from Deere & Company, $8,665 million of unsecured term debt, $2,955 million of securitization funding and $1,807 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. During 2004 and 2003, $2,219 million and $1,730 million, respectively, of funding was sourced from Receivables sales.

The aggregate net cash provided by operating and financing activities was primarily used to acquire additional Receivables and Leases. Net cash provided by operating activities was $485 million in 2004. Cash provided by financing activities totaled $475 million resulting from a net increase in payables to Deere & Company, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,102 million in 2004, primarily due to Receivable and Lease acquisitions exceeding collections, which was partially offset by proceeds from the sale of Receivables. Cash and cash equivalents decreased $133 million during 2004.

Over the past three years, operating activities provided $1,628 million in cash. In addition, the sale of Receivables and Leases provided $8,072 million and an increase in total net borrowings provided $573 million. These amounts were used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $9,811 million, and to pay $975 million in dividends.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at October 31, 2004 and 2003 was approximately $1,554 million and $1,692 million, respectively, while the total cash and cash equivalents position was $210 million and $343 million, respectively. Additionally, the Company had access to approximately $2,915 million and $4,009 million at October 31, 2004 and 2003, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company).  In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, and public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit. See Note 6 to the Consolidated Financial Statements.

The Company’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit. For information regarding Deere & Company and its business, see Business of John Deere, Outlook for John Deere, Relationships of the Company with John Deere above and Exhibit 99.

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

The senior long-term and short-term debt ratings and outlook assigned to Company securities by rating agencies engaged by the Company are the same as those for Deere & Company. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

Total interest-bearing indebtedness amounted to $11,467 million at October 31, 2004, compared with $10,423 million at October 31, 2003, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $3,990 million at October 31, 2004, compared with $3,516 million at October 31, 2003 while total long-term indebtedness amounted to $7,477 million at October 31, 2004 and $6,907 million at October 31, 2003. The ratio of total interest-bearing debt to stockholder’s equity was 6.3 to 1 and 5.4 to 1 at October 31, 2004 and 2003, respectively.

During 2004, the Company redeemed $150 million of 8-5/8% Subordinated Debentures due August 2019. The redemption price was equal to the par value plus accrued interest. The Company also issued $1,824 million and retired $1,763 million of other borrowings during the year, which were primarily medium-term notes.

The Company’s ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by unsecured, committed bank credit lines from various banks. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company’s ability to sell these assets. The Company also maintains uncommitted, unsecured lines of credit with various banks. See Note 6 to the Consolidated Financial Statements.

Stockholder’s equity was $1,807 million at October 31, 2004, compared with $1,933 million and $1,812 million at October 31, 2003 and 2002, respectively.  The decrease in 2004 was primarily due to dividend payments of $420 million, partially offset by net income of $271 million and a decrease in the unrealized loss on derivatives of $14 million. Unrealized losses occur on cash flow hedges when rates decline. Recent rate increases reduced the unrealized loss in 2004. As a result of the Company’s match-funding policy, the Company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the Company’s floating rate borrowings. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by the lower interest expense on the floating rate borrowings, effectively providing fixed rate funding.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $420 million in 2004 and $205 million in 2003. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 82 percent of the Company’s acquisition volume for 2004, compared with 79 percent for 2003. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

Off-Balance Sheet Arrangements

The Company periodically securitizes and sells retail notes to special purpose entities (SPEs) in securitizations of retail notes.  The Company uses SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs enables the Company to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding from securitizations reflects such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. Based on an assessment of these and other factors, the Company received $2,146 million of funding and recognized a pretax gain of $45 million related to these securitizations during 2004. The Company’s total exposure to recourse provisions related to securitized retail notes was $202 million and the total assets held by SPEs related to securitizations were $3,166 million at October 31, 2004.

At October 31, 2004, the Company had guaranteed approximately $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $5 million related to this agreement at October 31, 2004. The lease term expires in 2007.

Aggregate Contractual Obligations

Most of the Company’s contractual obligations to make payments to third parties are debt obligations. In addition, the Company has off-balance sheet obligations for the purchase of services along with agreements for future lease payments. The payment schedule for these contractual obligations in millions of dollars is as follows:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt*	$11,233	$3,990	$3,678	$1,390	$2,175
Purchase obligations	7	3	4
Operating leases	41	2	35	4
Total obligations	$11,281	$3,995	$3,717	$1,394	$2,175

*                                         Principal payments

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the Company’s financial statements and require the most difficult, subjective or complex judgments. The Company’s other accounting policies are described in the Notes to the Consolidated Financial Statements.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses expected from the Company’s Receivable portfolio.  The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.  Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 31, 2004, 2003, and 2002 were $113 million, $124 million, and $118 million, respectively.  The decrease in 2004 was primarily due to improved credit quality and delinquency trends.  The increase in 2003 was primarily due to the increase in receivables.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 1 basis point and 11 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the Receivable portfolios would result in an increase or decrease of approximately $6 million to the allowance for credit losses at October 31, 2004.

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

The total operating lease residual values at October 31, 2004, 2003, and 2002 were $461 million, $587 million, and $801 million, respectively.  The decreases in 2004 and 2003 were primarily due to decreases in the level of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for equipment were to decrease 5 percent from the Company’s present estimates, the total impact would be to increase the Company’s depreciation on equipment on operating leases by approximately $23 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net investment in operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from three to five years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. See Note 17 to the Consolidated Financial Statements for additional detailed financial instrument information.

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2004 and October 31, 2003 would have been approximately $38 million and $25 million, respectively.

Foreign Currency Risk

The Company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio.  As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Company’s cash flows.

Item 8.  Financial Statements and Supplementary Data.

See accompanying table of contents of financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to instruction I(2).

Item 11.  Executive Compensation.

Omitted pursuant to instruction I(2).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to instruction I(2).

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to instruction I(2).

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2004 and 2003, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2004 and 2003, were $1,209 thousand and $1,039 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2004 and 2003, were $190 thousand and $122 thousand, respectively. These services included various attest services.  Audit related fees for the fiscal year ended October 31, 2004 included general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax compliance, tax advice and tax planning services for the fiscal years ended October 31, 2004 and 2003 were $57 thousand and $85 thousand, respectively.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal year ended October 31, 2004. There were $1 thousand of fees related to assistance with the computation of payroll taxes for an international subsidiary for the fiscal year ended October 31, 2003.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2004 proxy statement.  During the fiscal year ended October 31, 2004, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

Date:                    December 22, 2004

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

Signature		Title		Date

/s/	R. W. Lane	Director, Chairman and	)
	R. W. Lane	Chief Executive Officer	)
)
)
/s/	Samuel R. Allen	Director	)
	Samuel R. Allen		)
)
)
/s/	David C. Everitt	Director	)	December 22, 2004
	David C. Everitt		)
)
)
/s/	James R. Jabanoski	Director	)
	James R. Jabanoski		)
)
)
/s/	John J. Jenkins	Director	)
	John J. Jenkins		)

Signature		Title		Date

/s/	Nathan J. Jones	Director, Senior Vice President Director	)
	Nathan J. Jones	and Principal Financial Officer	)
)
)
/s/	Pierre E. Leroy	Director	)
	Pierre E. Leroy		)
)
)
/s/	H. J. Markley	Director	)
	H. J. Markley		)
			)	December 22, 2004
)
/s/	Stephen Pullin	Director	)
	Stephen Pullin		)
)
)
/s/	Lawrence W. Sidwell	Director	)
	Lawrence W. Sidwell		)
)
)
/s/	Jon D. Volkert	Director and President	)
	Jon D. Volkert		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

[Letterhead]

Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2004 and 2003 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2004

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2004, 2003 and 2002

(in millions)

	2004	2003	2002
Revenues
Finance income earned on retail notes	$384.4	$403.6	$404.6
Lease revenues	262.6	329.9	410.2
Revolving charge account income	168.6	151.6	136.2
Finance income earned on wholesale receivables	244.7	239.0	220.7
Operating loan income	22.8	30.8	25.8
Securitization and servicing fee income	50.7	52.5	46.5
Net gain on receivables sold	46.2	46.6	82.1
Other income	39.2	42.9	29.4
Total revenues	1,219.2	1,296.9	1,355.5
Expenses
Interest expense	327.4	360.1	363.2
Operating expenses:
Administrative and operating expenses	244.7	202.4	208.7
Provision for credit losses	32.3	72.2	126.9
Fees paid to John Deere	34.4	25.5	30.4
Depreciation of equipment on operating leases	169.8	208.8	255.3
Total operating expenses	481.2	508.9	621.3
Total expenses	808.6	869.0	984.5
Income of consolidated group before income taxes	410.6	427.9	371.0
Provision for income taxes	140.6	147.7	136.6
Income of consolidated group	270.0	280.2	234.4
Equity in income (loss) of unconsolidated affiliates	.6	.3	(3.8)
Net income	270.6	280.5	230.6
Cash dividends paid	(420.0)	(205.0)	(350.0)
Retained earnings at beginning of the year	1,119.4	1,043.9	1,163.3
Retained earnings at end of the year	$970.0	$1,119.4	$1,043.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2004 and 2003

(in millions)

	2004	2003
Assets
Cash and cash equivalents	$209.5	$342.5
Receivables:
Retail notes	6,873.7	6,109.7
Revolving charge accounts	1,443.8	1,117.4
Operating loans	380.5	541.4
Wholesale receivables	3,480.5	2,904.6
Financing leases	406.0	427.3
Total receivables	12,584.5	11,100.4
Allowance for credit losses	(112.6)	(123.8)
Total receivables – net	12,471.9	10,976.6
Notes receivable – unconsolidated affiliates		274.3
Other receivables	121.1	142.9
Equipment on operating leases – net	757.6	879.2
Investments in unconsolidated affiliates	3.9	3.0
Other assets	324.7	337.1
Total Assets	$13,888.7	$12,955.6

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,553.8	$1,691.8
Other notes payable	6.7	66.4
John Deere	1,241.2	166.0
Current maturities of long-term borrowings	1,187.8	1,592.2
Total short-term borrowings	3,989.5	3,516.4
Accounts payable and accrued liabilities:
Accrued interest on debt	67.3	65.1
Other payables	380.7	374.2
Total accounts payable and accrued liabilities	448.0	439.3
Deposits withheld from dealers and merchants	167.6	159.5
Long-term borrowings:
Senior debt	7,476.7	6,757.4
Subordinated debt		150.0
Total long-term borrowings	7,476.7	6,907.4
Total liabilities	12,081.8	11,022.6
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8
Retained earnings	970.0	1,119.4
Cumulative translation adjustment	23.7	13.5
Unrealized loss on derivatives	(5.1)	(19.3)
Unrealized gain on investments	5.5	6.6
Total accumulated other comprehensive income	24.1	.8
Total stockholder’s equity	1,806.9	1,933.0
Total Liabilities and Stockholder’s Equity	$13,888.7	$12,955.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2004, 2003 and 2002

(in millions)

	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$270.6	$280.5	$230.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32.3	72.2	126.9
Provision for depreciation and amortization	175.9	214.9	260.8
Provision for deferred income taxes	1.9	14.7	20.5
Undistributed earnings of unconsolidated affiliates	(.6)	(.3)	3.8
Other	4.6	(90.6)	9.0
Net cash provided by operating activities	484.7	491.4	651.6

Cash Flows from Investing Activities:
Cost of receivables acquired	(26,084.3)	(20,744.1)	(16,883.1)
Collections of receivables	22,528.5	18,254.7	14,101.8
Cost of operating leases acquired	(358.3)	(274.7)	(351.6)
Proceeds from sales of equipment on operating leases	332.7	405.5	416.9
Change in notes receivable - unconsolidated affiliates	274.3	(14.5)	54.1
Proceeds from sales of receivables	2,219.3	1,729.7	2,967.8
Acquisitions of businesses			(9.7)
Other	(14.2)	(1.0)	(92.1)
Net cash provided by (used for) investing activities	(1,102.0)	(644.4)	204.1

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	(179.1)	204.1	(970.3)
Increase (decrease) in other notes payable	(62.9)	31.8	16.2
Increase (decrease) in payable with John Deere	1,075.2	(515.8)	(872.9)
Proceeds from issuance of long-term borrowings	1,824.2	2,992.0	3,502.1
Principal payments on long-term borrowings	(1,762.6)	(2,175.1)	(2,533.8)
Dividends paid	(420.0)	(205.0)	(350.0)
Net cash provided by (used for) financing activities	474.8	332.0	(1,208.7)

Effect of exchange rate changes on cash	9.5	15.7	(1.4)
Net increase (decrease) in cash and cash equivalents	(133.0)	194.7	(354.4)
Cash and cash equivalents at the beginning of year	342.5	147.8	502.2
Cash and cash equivalents at the end of year	$209.5	$342.5	$147.8

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2002, 2003 and 2004

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2001	$1,906.6	$812.8	$1,163.3	$(69.5)
Comprehensive income
Net income	230.6		230.6
Other comprehensive income (loss)
Cumulative translation adjustment	5.7			5.7
Unrealized gain on derivatives	17.5			17.5
Unrealized gain on investments	1.6			1.6
Total comprehensive income	255.4
Dividends paid	(350.0)		(350.0)
Balance October 31, 2002	1,812.0	812.8	1,043.9	(44.7)
Comprehensive income
Net income	280.5		280.5
Other comprehensive income (loss)
Cumulative translation adjustment	15.7			15.7
Unrealized gain on derivatives	24.8			24.8
Unrealized gain on investments	5.0			5.0
Total comprehensive income	326.0
Dividends paid	(205.0)		(205.0)
Balance October 31, 2003	1,933.0	812.8	1,119.4	.8
Comprehensive income
Net income	270.6		270.6
Other comprehensive income (loss)
Cumulative translation adjustment	10.2			10.2
Unrealized gain on derivatives	14.2			14.2
Unrealized loss on investments	(1.1)			(1.1)
Total comprehensive income	293.9
Dividends paid	(420.0)		(420.0)
Balance October 31, 2004	$1,806.9	$812.8	$970.0	$24.1

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), Spain, the United Kingdom and the U.S. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

In December 2003, John Deere acquired a majority interest in Nortrax, Inc. and it was consolidated with John Deere’s financial statements. The Company’s wholesale receivables from Nortrax, Inc., disclosed as “Notes Receivable – unconsolidated affiliates” on the financial statements, were settled by a cash payment from John Deere in December 2003. In March 2004, John Deere acquired the remaining interests in Nortrax, Inc. and Nortrax Investments, Inc. Further disclosure is included in the notes to the Deere & Company 2004 Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Special purpose entities (SPEs) related to the sale and securitization of financing receivables, which are also variable interest entities (VIEs), are not consolidated since the Company does not control these entities, and they either meet the requirements of qualified SPEs or the Company is not the primary beneficiary.  In addition, the specified assets in these VIEs related to the Company’s securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation. See Note 4 for additional information on retail note securitizations.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated to U.S. dollars at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder’s equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net loss for 2004 was $1.0 million, compared to a foreign exchange pretax net gain of $1.7 million in 2003 and a foreign exchange pretax net loss of $9.6 million in 2002.

New Accounting Standards Adopted

In 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises.  These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties or the investors with equity at risk lack certain essential characteristics of a controlling interest.  Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and the Company is deemed the primary beneficiary.  As disclosed in Note 4, the Company holds retained interests in certain special purpose entities (SPEs) related to the securitization and sale of their retail notes. These SPEs are defined as VIEs. Under the Interpretation, most of the Company’s retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets. In addition, these specified assets are not the only source of payment for specified liabilities or other interests of the VIEs, and therefore do not require consolidation under the Interpretation. The Company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. The adoption of this standard did not require the consolidation of any of these SPEs related to securitizations. The effect of the adoption for other VIEs had no effect on the Company’s financial position or net income.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2004	2003
Agricultural equipment – new	$3,548.6	$2,798.6
Agricultural equipment – used	1,343.5	1,562.5
Construction and forestry equipment – new	1,364.4	1,131.2
Construction and forestry equipment – used	173.0	170.9
Commercial and consumer equipment – new	1,023.9	962.4
Commercial and consumer equipment – used	69.9	65.7
Recreational products	51.9	79.8
Total	7,575.2	6,771.1
Unearned finance income:
Equipment	(683.0)	(633.0)
Recreational products	(18.5)	(28.4)
Total	(701.5)	(661.4)
Retail notes receivable	$6,873.7	$6,109.7

Retail notes acquired by the Company during the years ended October 31, 2004, 2003 and 2002 had an estimated average original term (based on dollar amounts) of 54 months. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2004, 2003 and 2002 was 35, 35 and 29 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2004	2003
Due in:
0-12 months	$2,507.0	$2,197.9
13-24 months	1,951.7	1,728.2
25-36 months	1,455.1	1,284.5
37-48 months	918.8	859.2
49-60 months	540.2	515.3
Over 60 months	202.4	186.0
Total	$7,575.2	$6,771.1

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	4-8 crop years
Monthly payments	20%	48-96 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-6 years
Monthly payments	10%	36-72 months

During 2004, 2003 and 2002, the Company received proceeds from the sale of Receivables (including securitized sales) of $2,219 million, $1,730 million and $2,968 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2004, 2003 and 2002 was $203 million, $221 million and $204 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2004 and 2003, the maximum exposure under these agreements was approximately $8 million and $10 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2004, 2003 and 2002, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $3,052 million, $2,595 million and $2,533 million, respectively.

Finance income is recognized over the lives of the retail notes on the effective-yield basis. During 2004, the average effective yield on retail notes held by the Company was approximately 6.3 percent, compared with 7.1 percent in 2003 and 8.7 percent in 2002. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes on the effective-yield basis.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases.  The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity.   The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 25 percent in 2004, 28 percent in 2003 and 34 percent in 2002.

A deposit equal to one percent of the face amount of certain John Deere agricultural and commercial and consumer equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances.  Revolving charge accounts receivable at October 31, 2004 and 2003 totaled $1,444 million and $1,117 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers or through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $381 million and $541 million at October 31, 2004 and 2003, respectively.

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2004	2003
Agricultural equipment	$203.5	$184.3
Construction and forestry equipment	89.8	83.5
Commercial and consumer equipment	98.8	100.2
Other equipment	47.4	88.7
Total	439.5	456.7
Estimated residual values	30.9	37.3
Unearned finance income	(64.4)	(66.7)
Financing leases receivable	$406.0	$427.3

Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2004	2003
Due in:
0-12 months	$180.7	$183.4
13-24 months	121.3	125.6
25-36 months	79.5	83.3
37-48 months	37.5	40.3
Over 48 months	20.5	24.1
Total	$439.5	$456.7

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

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company.  Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2004	2003	2002
Balance, beginning of the year	$123.8	$118.3	$110.4
Provision for credit losses	32.3	72.2	126.9
Total net write-offs	(34.3)	(56.1)	(105.9)
Other changes related to receivable sales and purchases and translation adjustments	(9.2)	(10.6)	(13.1)
Balance, end of the year	$112.6	$123.8	$118.3

The allowance for credit losses represented ..89 percent, 1.12 percent and 1.16 percent of Receivables financed at October 31, 2004, 2003 and 2002, respectively. In addition, the Company had $168 million, $160 million and $138 million at October 31, 2004, 2003 and 2002, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Delinquencies

Generally, when retail notes become 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm Plan™, PowerPlan® or John Deere Credit Revolving Plan account. When a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2004		October 31, 2003		October 31, 2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$9.9	.22%	$10.7	.27%	$6.9	.21%
Construction and forestry equipment	4.7	.33	12.1	1.01	6.8	.57
Commercial and consumer equipment	1.1	.11	1.3	.14	.6	.08
Recreational products	.1	.30	.1	.19
Total retail notes	15.8	.23	24.2	.40	14.3	.27
Revolving charge accounts*	12.6	.87	12.0	1.07	14.5	1.62
Operating loans	.9	.24	1.3	.24	3.0	.53
Wholesale receivables	7.9	.23	5.9	.20	10.6	.36
Financing leases	3.2	.79	4.2	.98	2.6	.56
Total Receivables	$40.4	.32	$47.6	.43	$45.0	.44

  *                                   Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2004		2003		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.1	.34%	$20.3	.51%	$9.9	.30%
Construction and forestry equipment	7.1	.51	15.7	1.31	28.8	2.40
Commercial and consumer equipment	2.5	.25	3.0	.33	1.2	.16
Recreational products	.4	1.20	.6	1.17	.3	.38
Total retail notes	25.1	.37	39.6	.65	40.2	.76
Revolving charge accounts
Operating loans	24.1	6.33	21.8	4.03
Wholesale receivables	1.1	.03	11.2	.39
Financing leases	6.6	1.63	13.4	3.14	4.1	.88
Total Receivables	$56.9	.45	$86.0	.77	$44.3	.44

The increase in non-performing operating loans was due to defaults of three agricultural producers. Loan-loss provisions were recorded for the estimated uncollectible amounts. At October 31, 2004, $19.8 million of the non-performing operating loans was due to a prior default of a commercial and consumer equipment customer. The operating loan was restructured in the first quarter of 2004, and the Company continues to classify the loan as non-

performing until the customer consistently demonstrates the ability to perform in accordance with the restructured loan.

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2004		2003		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$1.7	.04%	$2.8	.08%	$3.2	.11%
Construction and forestry equipment	4.8	.38	16.2	1.37	15.8	1.46
Commercial and consumer equipment	.4	.04	.9	.12	1.0	.15
Recreational products	1.0	2.37	.6	.94	2.4	2.58
Total retail notes	7.9	.13	20.5	.36	22.4	.48
Revolving charge accounts	13.8	1.16	21.3	2.14	19.4	2.17
Operating loans	2.7	.59	2.7	.53	46.3	11.45
Wholesale receivables	6.8	.20	3.9	.11	6.9	.21
Financing leases	3.1	.75	7.7	1.76	10.9	2.37
Total Receivables	$34.3	.30	$56.1	.50	$105.9	1.09

The decrease in write-offs in 2004 was primarily due to solid portfolio quality. The decrease in write-offs in 2003 as compared to the prior year was primarily due to a $45 million write-off of two international trade finance customers, Allied Deals, Inc. and one of its affiliates, in 2002.

Note 4.          Retail Note Securitizations

The Company periodically sells receivables to special purpose entities (SPEs) in securitizations of retail notes.  It retains interest-only strips, servicing rights and, in some cases, reserve accounts and subordinated certificates, all of which are retained interests in the securitized receivables. These retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer.  The Company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below.  The Company receives annual servicing fees of approximately one percent of the outstanding balance, and rights to future cash flows.  No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing. The Company’s maximum exposure under recourse provisions related to securitizations was $202 million and $220 million at October 31, 2004 and 2003, respectively. These recourse provisions include the fair value of the retained interests and all other recourse obligations contractually specified in the securitization agreements. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time.  Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due.  The Company’s retained interests are subordinate to investor’s interests and their values are subject to certain key assumptions. The total assets of the unconsolidated SPEs related to securitizations at October 31, 2004 and 2003 were $3,166 million and $2,696 million, respectively.

Pretax gains on retail notes securitized and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2004	2003	2002
Pretax gains in millions	$45	$43	$71
Weighted-average maturity in months	20	21	19
Average annual prepayment rate	20%	19%	22%
Average expected annual credit losses	.37%	.40%	.42%
Discount rate on retained interests and subordinate tranches	13%	13%	13%

Cash flows received from securitization trusts in millions of dollars were as follows:

	2004	2003	2002
Proceeds from new securitizations	$2,146	$1,666	$2,870
Servicing fees received	30	24	28
Other cash flows received	60	47	100

The components of retained interest in securitizations of retail notes at October 31 are as follows (in millions of dollars):

	2004	2003
Interest only strips	$66	$100
Reserve accounts held for benefit of securitization entities	43	30
Subordinated certificates	16	11
Total retained interests	$125	$141

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2004	2003
Retail Note Securitizations
Carrying amount/fair value of retained interests	$125	$141
Weighted-average life (in months)	16	16
Prepayment speed assumption (annual rate)	20%	20%
Impact on fair value of 10% adverse change	$1.7	$1.8
Impact on fair value of 20% adverse change	$3.4	$3.6
Expected credit losses (annual rate)	.38%	.39%
Impact on fair value of 10% adverse change	$1.8	$1.6
Impact on fair value of 20% adverse change	$3.7	$3.2
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$3.5	$3.4
Impact on fair value of 20% adverse change	$6.8	$6.7

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

Principal balances of owned, securitized and total managed retail notes, past due amounts and net credit losses, as of and for the years ended October 31, 2004 and October 31, 2003 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2004
Owned	$6,749	$16	$8
Securitized	2,955	8	5
Managed	$9,704	$24	$13

2003
Owned	$6,008	$24	$21
Securitized	2,500	12	11
Managed	$8,508	$36	$32

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Notes Securitized 2004	Notes Securitized 2003	Notes Securitized 2002
Actual and Projected Credit Losses as of:
October 31, 2004	.58%	.50%	.50%
October 31, 2003		.64%	.53%
October 31, 2002			.61%

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2004	2003
Agricultural equipment	$437.4	$641.5
Construction and forestry equipment	439.9	415.0
Commercial and consumer equipment	157.1	160.2
Other equipment	29.2	49.2
Total	1,063.6	1,265.9
Accumulated depreciation	(306.0)	(386.7)
Equipment on operating leases – net	$757.6	$879.2

Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2004	2003
Due in:
0-12 months	$176.1	$184.6
13-24 months	109.6	112.5
25-36 months	50.6	46.5
37-48 months	20.7	16.7
Over 48 months	9.3	7.5
Total	$366.3	$367.8

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $1 million, $2 million and $7 million at October 31, 2004, 2003 and 2002, respectively.

Note 6.          Short-Term Borrowings

On October 31, 2004, short-term borrowings were $3,990 million, $1,554 million of which was commercial paper. Short-term borrowings were $3,516 million on October 31, 2003, $1,692 million of which was commercial paper. The Company’s short-term debt also includes amounts borrowed from John Deere, which totaled $1,241 million and $166 million at October 31, 2004 and 2003, respectively. During 2004, the Company obtained a $1,000 million term loan from Deere & Company. The Company pays interest on a monthly basis to John Deere based on the weighted average commercial paper rate for the immediately preceding month. The weighted-average interest rate on total short-term borrowings at October 31, 2004 and 2003, excluding current maturities of long-term borrowings, was 2.6 percent and 2.1 percent, respectively.

At October 31, 2004, the Company and Deere & Company jointly maintained $2,598 million of unsecured lines of credit with various banks throughout the world, $657 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines is a long-term credit facility agreement totaling $1,250 million, expiring February 2009. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company’s ratio of senior debt to total stockholder’s equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. The Company’s ratio of senior debt to total stockholder’s equity plus subordinated debt was 6.3 to 1 at October 31, 2004, compared to 4.9 to 1 at October 31, 2003. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million.  This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2004 and 2003, the Company’s ratios were 2.23 to 1 and 2.17 to 1, respectively, and never less than 2.19 to 1 and 2.05 to 1 for any fiscal quarter of 2004 and 2003, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

Note 7.          Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2004		2003
Senior Debt:**
Medium-term notes due 2005-2009 (principal $2,809 - 2004, $2,106 - 2003):
Average interest rate of 3.7% - 2004, 3.2% - 2003	$2,815	*	$2,115	*
5.125% Notes due 2006 ($600 principal):
Swapped $300 million to variable interest rate of 2.7% - 2004, 1.8% - 2003	620	*	632	*
4.5% Notes due 2007 ($500 principal):
Swapped $300 million to variable interest rate of 2.4% - 2004	510	*	511	*
Swapped $450 million to variable interest rate of 1.8% - 2003
3.9% Notes due 2008 ($850 principal):
Swapped $525 million to variable interest rate of 2.6% - 2004	850	*	851	*
Swapped $650 million to variable interest rate of 1.7% - 2003
6% Notes due 2009 ($300 principal):
Swapped to variable interest rate of 1.9% - 2004, 1.4% - 2003	327	*	329	*
7% Notes due 2012 ($1,500 principal):
Swapped $1,225 million to variable interest rate of 2.9% - 2004, 2.1% - 2003	1,674	*	1,665	*
5.1% Debentures due 2013 ($650 principal):
Swapped to variable interest rate of 2.7% - 2004, 1.8% - 2003	658	*	641	*
Other Notes	35		28
Total senior debt	7,489		6,772
Unamortized debt discount	(12)		(15)
Net senior debt	7,477		6,757
Subordinated Debt:
8-5/8% Subordinated Debentures due 2019***			150
Total subordinated debt			150
Total	$7,477		$6,907

*                                         Includes fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

***                           Redeemed during 2004.

The approximate amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2005 - $1,188, 2006 - $2,447, 2007 - $1,231, 2008 - $890 and 2009 - $500.

Note 8.          Leases

Total rental expense for operating leases was $4 million, $5 million and $6 million for 2004, 2003 and 2002, respectively. At October 31, 2004, future minimum lease payments under operating leases amounted to $41 million as follows (in millions of dollars): 2005 - $2, 2006 - $3, 2007 - $32, 2008 - $1, 2009 - $3.

Note 9.          Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2004 or 2003. At October 31, 2004, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 10. Dividends

The Capital Corporation declared and paid $420 million in dividends to John Deere Credit Company in 2004 and $205 million in 2003.  In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 11. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.9 million in 2004, $7.0 million in 2003 and $1.8 million in 2002. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $6.5 million in 2004, $4.2 million in 2003 and $2.1 million in 2002. Further disclosure for these plans is included in the notes to the Deere & Company 2004 Annual Report on Form 10-K.

Note 12.  Income Taxes

Taxes on Income and Income Tax Credits

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

Deferred Income Taxes

Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred lease income		$157.4		$165.8
Income and gains from securitizations		25.2		16.4
Tax over book depreciation		6.4		3.8
Deferred retail note finance income		3.2		3.4
Allowance for credit losses	$50.6		$50.0
Accrual for retirement and other benefits	11.5		11.0
Unrealized gain/loss on derivatives	2.8		10.6
Net operating loss carry forward	3.5		2.9
Miscellaneous accruals and other	1.5		1.7
Total	$69.9	$192.2	$76.2	$189.4

The provision for income taxes consisted of the following (in millions of dollars):

	2004	2003	2002
Current	$138.7	$133.0	$116.1
Deferred	1.9	14.7	20.5
Total provision for income taxes	$140.6	$147.7	$136.6

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2004	2003	2002
U.S. federal income tax provision at a statutory rate of 35 percent	$143.7	$149.8	$129.9
Municipal lease income not taxable	(1.3)	(1.3)	(1.4)
Taxes on foreign activities	(.8)	(1.3)	(.7)
Nondeductible costs and other – net	(1.0)	.5	8.8
Total provision for income taxes	$140.6	$147.7	$136.6

Note 13.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2004	2003	2002
Compensation and benefits	$168.0	$131.7	$108.4
Other *	76.7	70.7	100.3
Total	$244.7	$202.4	$208.7

*                                         Includes Argentine peso devaluation losses of $22 million in 2002.

Note 14.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature within three months or less.

Cash payments by the Company for interest incurred on borrowings in 2004, 2003 and 2002 were $325 million, $348 million and $356 million, respectively. Cash payments for income taxes during these same periods were $136 million, $131 million and $118 million, respectively.

Note 15.  Commitments and Contingent Liabilities

The Company has guaranteed certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2004, the maximum amount of exposure to losses under these agreements was $203 million. The estimated credit risk associated with sold receivables totaled $21 million at October 31, 2004. This risk of loss is recognized in the retained interests (See Note 4). The Company believes it has adequately provided for all probable losses related to these transactions. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At October 31, 2004, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

In January 2004, the Company began guaranteeing all new commercial paper and medium-term note issuances for John Deere Credit Inc., the John Deere finance subsidiary in Canada. At October 31, 2004, John Deere Credit Inc. had $75 million of commercial paper and $205 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At October 31, 2004, the Company’s maximum exposure under these agreements was approximately $8 million.

At October 31, 2004, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease.  The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $5 million related to this agreement at October 31, 2004. The lease term expires in 2007.

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

Note 16. Other Comprehensive Income Items

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2002
Change in cumulative translation adjustment	$5.7		$5.7
Unrealized holding gain and net gain on investments*	2.5	$(.9)	1.6
Unrealized gain (loss) on derivatives:
Hedging loss	(57.7)	20.2	(37.5)
Reclassification of realized net loss to net income	84.6	(29.6)	55.0
Net unrealized gain on derivatives	26.9	(9.4)	17.5
Total other comprehensive income	$35.1	$(10.3)	$24.8

2003
Change in cumulative translation adjustment	$15.7		$15.7
Unrealized holding gain and net gain on investments*	7.7	$(2.7)	5.0
Unrealized gain (loss) on derivatives:
Hedging loss	(32.9)	11.8	(21.1)
Reclassification of realized net loss to net income	69.5	(23.6)	45.9
Net unrealized gain on derivatives	36.6	(11.8)	24.8
Total other comprehensive income	$60.0	$(14.5)	$45.5

2004
Change in cumulative translation adjustment	$10.2		$10.2
Unrealized holding loss and net loss on investments*	(1.7)	$.6	(1.1)
Unrealized gain (loss) on derivatives:
Hedging loss	(20.0)	6.4	(13.6)
Reclassification of realized net loss to net income	42.0	(14.2)	27.8
Net unrealized gain on derivatives	22.0	(7.8)	14.2
Total other comprehensive income	$30.5	$(7.2)	$23.3

*                                         Reclassification of retained interest realized gains or losses to net income were not material.

Note 17.  Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed	$12,472	$12,414	$10,977	$10,993

Long-term borrowings	$7,477	$7,838	$6,907	$6,878

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

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  The amount of the loss recorded in other comprehensive income at October 31, 2004 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $5 million after-tax.  These swaps mature in up to 43 months.

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

The Company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized directly in earnings. These instruments relate to swaps that are used to facilitate certain borrowings.

Foreign Exchange Forward Contracts and Swaps

The Company has entered into foreign exchange forward contracts and swaps in order to manage the currency exposure of certain receivables and liabilities.  These derivatives were not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

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

Note 18.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the U.S. and countries outside the U.S. is disclosed below. The operating loss for countries outside the U.S. in 2002 was primarily due to losses in Argentina related to the peso devaluation. Geographic area information for the years ended October 31, 2004, 2003, and 2002 is presented below (in millions of dollars):

	2004	2003	2002
Revenues:
U.S.	$1,062	$1,172	$1,265
Outside the U.S.	157	125	91
Total	$1,219	$1,297	$1,356

Operating profit (loss):
U.S.	$377	$406	$379
Outside the U.S.	34	22	(12)
Total	$411	$428	$367

Receivables:
U.S.	$10,411	$9,389	$9,069
Outside the U.S.	2,174	1,711	1,110
Total	$12,585	$11,100	$10,179

Note 19.  Unconsolidated Affiliated Companies

The Capital Corporation’s affiliated companies are those in which it generally maintains 20 to 50 percent ownership. These companies are not controlled by the Capital Corporation and are accounted for by the equity method. The Company’s equity in the income of these affiliates is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2004	2003	2002
Operations:
Finance income	$5.0	$3.7	$3.2
Net income (loss)	1.2	.5	(3.7)
The Company’s equity in net income (loss)	.6	.3	(3.8)

	October 31,
	2004	2003
Financial Position:
Total assets	$38.3	$34.8
Total external debt	25.6	24.9
Total net assets	7.8	6.0
The Company’s share of net assets	3.9	3.0

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2004:
Revenues	$299.2	$314.7	$300.8	$304.5	$1,219.2
Interest expense	81.7	80.8	79.2	85.7	327.4
Operating expenses	111.5	132.0	123.3	114.4	481.2
Provision for income taxes	36.9	34.6	33.7	35.4	140.6
Equity in income of unconsolidated affiliates	.2	.1	.1	.2	.6
Net income	$69.3	$67.4	$64.7	$69.2	$270.6

2003:
Revenues	$309.6	$326.5	$343.0	$317.8	$1,296.9
Interest expense	86.7	94.6	93.4	85.4	360.1
Operating expenses	127.0	128.7	126.9	126.3	508.9
Provision for income taxes	33.7	35.7	43.0	35.3	147.7
Equity in income of unconsolidated affiliates	.1		.1	.1	.3
Net income	$62.3	$67.5	$79.8	$70.9	$280.5

Subsequent Events

On December 3, 2004, the Capital Corporation declared an $85 million dividend, which was paid to John Deere Credit Company on December 10, 2004. John Deere Credit Company, in turn, declared an $85 million dividend to Deere & Company, also paid on December 10, 2004.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2004, Securities and Exchange Commission file number 1-4121*)

4.2

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2004, Securities and Exchange Commission file number 1-4121*)

4.3

Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.5

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Finance S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2004 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.