Form 10-Q
period 2005-01-31
DEERE JOHN CAPITAL CORP
filed 2005-03-14
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

Commission file no: 1-6458

JOHN DEERE CAPITAL CORPORATION

Delaware	36-2386361
(State of incorporation)	(IRS employer identification no.)

1 East First Street, Suite 600 Reno, Nevada 89501 (Address of principal executive offices)

Telephone Number: (775) 786-5527

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

At January 31, 2005, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Three Months Ended January 31, 2005 and 2004

(Unaudited)

(in millions)

	2005	2004
Revenues
Finance income earned on retail notes	$112.7	$97.1
Lease revenues	63.6	69.7
Revolving charge account income	41.1	36.0
Finance income earned on wholesale receivables	60.4	55.0
Operating loan income	5.3	6.0
Securitization and servicing fee income	11.2	12.7
Net gain on receivables sold	3.9	14.1
Other income	7.5	8.6
Total revenues	305.7	299.2
Expenses
Interest expense	92.6	81.7
Operating expenses:
Administrative and operating expenses	54.1	51.8
Provision (credit) for credit losses	(1.8)	7.6
Fees paid to John Deere	13.9	7.3
Depreciation of equipment on operating leases	42.2	44.8
Total operating expenses	108.4	111.5
Total expenses	201.0	193.2
Income of consolidated group before income taxes	104.7	106.0
Provision for income taxes	36.7	36.9
Income of consolidated group	68.0	69.1
Equity in income of unconsolidated affiliates	.2	.2
Net income	68.2	69.3
Cash dividends paid	(85.0)	(65.0)
Retained earnings at beginning of period	970.0	1,119.4
Retained earnings at end of period	$953.2	$1,123.7

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2005	2004	2004
Assets
Cash and cash equivalents	$270.7	$209.5	$583.2
Receivables:
Retail notes	7,361.8	6,873.7	5,839.8
Revolving charge accounts	1,154.9	1,443.8	944.2
Operating loans	356.9	380.5	510.1
Wholesale receivables	3,486.0	3,480.5	3,042.8
Financing leases	397.1	406.0	408.0
Total receivables	12,756.7	12,584.5	10,744.9
Allowance for credit losses	(107.4)	(112.6)	(121.4)
Total receivables — net	12,649.3	12,471.9	10,623.5
Other receivables	89.4	121.1	154.2
Equipment on operating leases — net	740.4	757.6	802.3
Investment in unconsolidated affiliates	4.2	3.9	3.4
Other assets	273.5	324.7	341.5
Total Assets	$14,027.5	$13,888.7	$12,508.1
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,586.7	$1,553.8	$1,237.7
Other notes payable	13.1	6.7	51.8
John Deere	1,156.2	1,241.2	369.5
Current maturities of long-term borrowings	1,586.2	1,187.8	1,111.7
Total short-term borrowings	4,342.2	3,989.5	2,770.7
Accounts payable and accrued liabilities:
Accrued interest on debt	90.4	67.3	92.0
Other payables	333.5	380.7	335.4
Total accounts payable and accrued liabilities	423.9	448.0	427.4
Deposits withheld from dealers and merchants	165.9	167.6	161.4
Long-term borrowings:
Senior debt	7,293.9	7,476.7	7,045.6
Subordinated debt			150.0
Total long-term borrowings	7,293.9	7,476.7	7,195.6
Total liabilities	12,225.9	12,081.8	10,555.1
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	953.2	970.0	1,123.7
Cumulative translation adjustment	28.8	23.7	22.8
Unrealized gain (loss) on derivatives	1.5	(5.1)	(17.7)
Unrealized gain on investments	5.3	5.5	11.4
Total accumulated other comprehensive income	35.6	24.1	16.5
Total stockholder’s equity	1,801.6	1,806.9	1,953.0
Total Liabilities and Stockholder’s Equity	$14,027.5	$13,888.7	$12,508.1

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2005 and 2004

(Unaudited)

(in millions)

	2005	2004
Cash Flows from Operating Activities:
Net income	$68.2	$69.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1.8)	7.6
Provision for depreciation and amortization	43.6	46.3
Credit for deferred income taxes	(6.3)	(8.3)
Undistributed earnings of unconsolidated affiliates	(.2)	(.2)
Other	(27.5)	7.9
Net cash provided by operating activities	76.0	122.6

Cash Flows from Investing Activities:
Cost of receivables acquired	(5,490.2)	(4,843.3)
Collections of receivables	5,351.4	4,606.9
Cost of operating leases acquired	(78.2)	(50.2)
Proceeds from sales of equipment on operating leases	56.0	93.7
Change in notes receivable — unconsolidated affiliates		274.3
Proceeds from sales of receivables	57.9	696.0
Other	9.4	(3.9)
Net cash provided by (used for) investing activities	(93.7)	773.5

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	15.5	(488.6)
Increase (decrease) in other notes payable	4.0	(17.0)
Increase (decrease) in payable with John Deere	(85.0)	203.4
Proceeds from issuance of long-term borrowings	253.5	231.5
Principal payments on long-term borrowings	(23.8)	(527.5)
Dividends paid	(85.0)	(65.0)
Net cash provided by (used for) financing activities	79.2	(663.2)

Effect of exchange rate changes on cash	(.3)	7.8
Net increase in cash and cash equivalents	61.2	240.7
Cash and cash equivalents at beginning of period	209.5	342.5
Cash and cash equivalents at end of period	$270.7	$583.2

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

                                Certain amounts for prior years have been reclassified to conform with 2005 financial statement presentations.

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

(3)                           The Company’s ratio of earnings to fixed charges was 2.11 to 1 for the first quarter of 2005, compared with 2.27 to 1 for the first quarter of 2004. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                           Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2005	2004
Net Income	$68.2	$69.3

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	5.1	9.3
Unrealized gain (loss) on investments	(.2)	4.8
Unrealized gain on derivatives	6.6	1.6
Total comprehensive income	$79.7	$85.0

(5)                           The Company has guarantees for certain recourse obligations on Receivables and Leases that it has sold. If the Receivables and Leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2005, the maximum amount of exposure to losses under these agreements was $160 million. The estimated credit risk associated with sold receivables totaled $19 million at January 31, 2005. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet related to these sold Receivables and Leases. The retained interests are related to assets held by special purpose entities (SPEs). At January 31, 2005, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $2,715 million. The Company believes it has adequately provided for all probable losses related to these transactions. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables and Leases. At January 31, 2005, the maximum remaining term of the Receivables and Leases guaranteed was approximately six years.

                                At January 31, 2005, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $95 million of commercial paper and $283 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At January 31, 2005, the Company’s maximum exposure under these agreements was approximately $8 million.

                                The Company has also guaranteed $30 million of residual value related to property being used by the Company under an operating lease at January 31, 2005. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $6 million related to this agreement at January 31, 2005. The lease term expires in 2007.

(6)           New accounting standard to be adopted is as follows:

                                In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effective date is the beginning of the fourth fiscal quarter of 2005. The expected impact of the adoption on the Company’s net income in the fourth quarter of 2005 will be an expense of less than $1 million after-tax.

(7)                           The Company is a participating employer in certain Deere & Company defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.0 million in the first three months of 2005. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.8 million during the first three months of 2005. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2005.

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

                The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business.  In the U.S., the livestock and dairy sectors are expected to remain in solid condition in 2005, while U.S. government payments largely offset the effect of lower commodity prices. As a result, U.S. farm cash receipts for 2005 are forecast to remain near the record level of 2004. Deere & Company’s agricultural equipment sales were up 26 percent for the first quarter of 2005 and are forecast to be up approximately 7 to 9 percent in 2005, excluding the impact of exchange rates. Deere & Company’s commercial and consumer equipment sales decreased 8 percent in the first quarter of 2005 and are expected to increase approximately 4 to 6 percent for the year due to new models of compact tractors and utility vehicles, as well as an expanded market position in commercial mowing equipment. Construction and forestry markets are receiving continued support from favorable U.S. economic conditions and fleet replenishment. In addition, global forestry markets are expected to experience modest growth. Deere & Company’s construction and forestry sales increased 33 percent in the first quarter of 2005 and are forecast to increase 10 to 12 percent in 2005. The Company expects to report net income of approximately $250 million in 2005.

2005 Compared with 2004

                Net income was $68.2 million for the first quarter of 2005, compared with $69.3 million for the same period a year ago. First quarter 2004 results benefited from gains on retail notes sold during the quarter, while results for the first quarter 2005 included a lower provision for credit losses.

                Revenues totaled $305.7 million for the first quarter of 2005, compared to $299.2 million for the same period in 2004. The increase was primarily due to a 12 percent increase in the average balance of Receivables and Leases financed during the first three months of 2005 compared to the first three months of 2004, partially offset by lower gains on receivable sales. Finance income earned on retail notes totaled $112.7 million for the first three months of 2005, compared to $97.1 million for the same period in 2004. This increase was primarily due to a 17 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues decreased $6.1 million, to $63.6 million in the first three months of 2005, from $69.7 million in the first three months of 2004 primarily due to a 10 percent decrease in the average amount of equipment on operating leases. The operating lease levels continue to decrease as a result of more attractive financing options offered on retail note products in recent years. Revenues earned on revolving charge accounts amounted to $41.1 million in the first three months of 2005, a 14 percent increase over revenues of $36.0 million during the same period last year.  The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in the first three months of 2005, compared with the same period last year. Finance income earned on wholesale receivables totaled $60.4 million for the first three months of 2005, compared to $55.0 million for the same period in 2004. This increase was primarily due to an 11 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $5.3 million in the first three months of 2005, compared to $6.0 million in the first three months of 2004. The decrease was due to a lower average balance of operating loan accounts. Revenues earned from Deere & Company totaled $86.5 million for the first quarter of 2005, compared to $78.6 million, respectively, for the same period last year.

                The net gain on receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $3.9 million for the first quarter of 2005, compared to $14.1 million for the same period a year ago. During the first quarter of 2004, the Company benefited from the sale of agricultural retail notes of approximately $687 million total principal value.

                Interest expense totaled $92.6 million for the first quarter of 2005, compared to $81.7 million for the same period in 2004. The increase was due to higher average borrowings and an increase in borrowing rates.

                Administrative and operating expenses were $54.1 million in the first quarter of 2005, compared with $51.8 million for the same period in 2004. The increase was primarily due to higher employment costs.

                During the first quarter of 2005, the credit for credit losses totaled $1.8 million, compared with the provision for credit losses of $7.6 million in the same period last year. The decrease reflects continued strong portfolio performance as well as a significant decrease in write-offs as compared to the same period a year ago. For the first three months of 2005, the Company has experienced lower write-offs of retail notes, operating loans, wholesale receivables and financing leases. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was (.06) percent for the first quarter of 2005, compared with .27 percent for the same period a year ago.

                Fees paid to John Deere for interest and support were $13.9 million in the first quarter of 2005, compared with $7.3 million for the same period in 2004. The increase was primarily due to higher average borrowings from Deere & Company.

                Depreciation of equipment on operating leases was $42.2 million in the first quarter of 2005, compared to $44.8 million for the same period in 2004. The decrease was primarily the result of the lower average amount of equipment on operating leases.

                Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2005	2004	$ Change	% Change
Retail notes:
Agricultural equipment	$922	$806	$116	14%
Construction and forestry equipment	302	243	59	24
Commercial and consumer equipment	86	132	(46)	(35)
Total retail notes	1,310	1,181	129	11
Revolving charge accounts	606	555	51	9
Operating loans	313	540	(227)	(42)
Wholesale receivables	3,222	2,535	687	27
Financing leases	39	33	6	18
Equipment on operating leases	78	50	28	56
Total Receivables and Leases	$5,568	$4,894	$674	14%

                Retail note volumes increased during the first quarter of 2005, when compared to last year, primarily due to increases in retail sales of John Deere agricultural and construction and forestry equipment. Revolving charge accounts volumes increased in the first quarter of 2005, when compared to last year, primarily as a result of increased market coverage. Wholesale receivable volumes increased during the first quarter of 2005, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of strong retail demand in the agricultural and construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2005	2004	2004
Retail notes:
Agricultural equipment	$4,838	$4,451	$3,676
Construction and forestry equipment	1,537	1,406	1,266
Commercial and consumer equipment	957	984	851
Recreational products	30	33	47
Total retail notes	7,362	6,874	5,840
Revolving charge accounts	1,155	1,444	944
Operating loans	357	380	510
Wholesale receivables	3,486	3,480	3,043
Financing leases	397	406	408
Equipment on operating leases	740	758	802
Total Receivables and Leases	$13,497	$13,342	$11,547

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2005	2004	2004
Receivables and Leases administered:
Owned by the Company	$13,497	$13,342	$11,547
Sold and serviced — with limited recourse*	2,529	3,028	2,810
Sold and serviced — without recourse**	23	24	32
Total Receivables and Leases administered	$16,049	$16,394	$14,389

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2005, October 31, 2004 and January 31, 2004 was $160 million, $203 million and $251 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At January 31, 2005, October 31, 2004 and January 31, 2004, the Company’s maximum exposure under these agreements was approximately $8 million, $8 million and $11 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

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

                Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They are as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2005		2004		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$10.5	.22%	$9.9	.22%	$12.4	.34%
Construction and forestry equipment	4.2	.27	4.7	.33	9.5	.75
Commercial and consumer equipment	1.2	.13	1.1	.11	1.4	.16
Recreational products	.1	.33	.1	.30	.1	.21
Total retail notes	16.0	.22	15.8	.23	23.4	.40
Revolving charge accounts*	13.9	1.20	12.6	.87	14.6	1.55
Operating loans	1.4	.39	.9	.24
Wholesale receivables	8.3	.24	7.9	.23	13.3	.44
Financing leases	3.6	.91	3.2	.79	4.8	1.18
Total Receivables	$43.2	.34%	$40.4	.32%	$56.1	.52%

*                                         Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

                The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $80 million, $71 million and $98 million at January 31, 2005, October 31, 2004 and January 31, 2004, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.08, 1.03 and 1.68 percent at January 31, 2005, October 31, 2004 and January 31, 2004, respectively.

                Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2005		2004		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$16.7	.35%	$15.1	.34%	$14.1	.38%
Construction and forestry equipment	8.2	.53	7.1	.51	12.2	.96
Commercial and consumer equipment	2.2	.23	2.5	.25	2.8	.33
Recreational products	.4	1.34	.4	1.20	.4	.64
Total retail notes	27.5	.37	25.1	.37	29.5	.51
Revolving charge accounts	.2	.02
Operating loans	24.0	6.74	24.1	6.33	21.7	4.25
Wholesale receivables	.7	.02	1.1	.03	10.0	.33
Financing leases	6.6	1.66	6.6	1.63	11.8	2.89
Total Receivables	$59.0	.47%	$56.9	.45%	$73.0	.68%

                Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, are as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2005		2004
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.5)	(.04)%	$.4	.04%
Construction and forestry equipment	.4	.10	2.1	.68
Commercial and consumer equipment	.1	.04	.4	.18
Recreational products	.2	2.73	.3	2.40
Total retail notes	.2	.01	3.2	.20
Revolving charge accounts	4.6	1.49	3.6	1.37
Operating loans	(.2)	(.21)	.7	.58
Wholesale receivables	(.5)	(.06)	.2	.03
Financing leases	.6	.60	.9	.85
Total Receivables	$4.7	.15%	$8.6	.31%

                Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166 million at January 31, 2005 compared with $168 million at October 31, 2004 and $161 million at January 31, 2004.

                The Company’s allowance for credit losses on all Receivables financed totaled $107 million at January 31, 2005, $113 million at October 31, 2004 and $121 million at January 31, 2004. The allowance for credit losses represented .84 percent of the total Receivables financed at January 31, 2005, .89 percent at October 31, 2004 and 1.13 percent at January 31, 2004. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

Capital Resources and Liquidity

                The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first three months of 2005, the Company issued $254 million of term debt, maintained an average commercial paper balance of $1,660 million and received proceeds of $58 million from sales of Receivables. At January 31, 2005, the Company’s funding profile included $1,587 million of commercial paper, $1,156 million of intercompany loans from Deere & Company, $8,880 million of unsecured term debt, $2,464 million of securitization funding and $1,802 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

                During the first quarter of 2005, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $76 million in the first three months of 2005. Cash provided by financing activities totaled $79 million in the first three months of 2005, resulting primarily from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $94 million in the first three months of 2005, primarily due to the cost of Receivables and Leases acquired exceeding the collections of Receivables and Leases, partially offset by proceeds from sales of Receivables. Cash and cash equivalents increased $61 million during the first three months of 2005.

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

                Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at January 31, 2005, October 31, 2004 and January 31, 2004 was approximately $1,587 million, $1,554 million and $1,238 million, respectively, while the total cash and cash equivalents position was approximately $271 million, $210 million and $583 million, respectively.  Additionally, the Company had access to approximately $2,541 million, $2,915 million and $3,450 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company had chosen to make these funds available to the Company).  In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, as well as public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

                The Company’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company. For information regarding Deere & Company and its business, see the Company’s most recently filed annual report on Form 10-K.

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

                The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for Deere & Company.  Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

                Total interest-bearing indebtedness amounted to $11,636 million at January 31, 2005, compared with $11,467 million at October 31, 2004 and $9,966 million at January 31, 2004, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $4,342 million at January 31, 2005, compared with $3,990 million at October 31, 2004 and $2,771 million at January 31, 2004, while total long-term indebtedness amounted to $7,294 million, $7,477 million and $7,196 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 6.5 to 1, 6.3 to 1 and 5.1 to 1 at January 31, 2005, October 31, 2004 and January 31, 2004, respectively.

                The Company issued $254 million and retired $24 million of borrowings during the first three months of 2005, which were primarily medium-term notes.

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

                At January 31, 2005, the Capital Corporation and Deere & Company jointly maintained $2,633 million of unsecured lines of credit with various banks, $700 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. Included in the total credit lines at January 31, 2005 was a long-term facility agreement totaling $1,250 million, expiring in February 2009. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

                In February 2005, the Capital Corporation and Deere & Company replaced their existing short-term $1,250 million revolving credit facility agreement, which was included in the worldwide lines of credit discussed above and expired in February 2005, with a $625 million short-term credit facility agreement, expiring in February 2006, and a $625 million long-term credit facility agreement, expiring in February 2010. This long-term agreement is in addition to the $1,250 million long-term agreement discussed above, expiring in February 2009.

                Stockholder’s equity was $1,802 million at January 31, 2005, compared with $1,807 million at October 31, 2004 and $1,953 million at January 31, 2004. The decrease in the first three months of 2005 resulted primarily from dividend payments of $85 million, partially offset by net income of $68 million and a $12 million increase in other comprehensive income.

                The Capital Corporation declared and paid cash dividends of $85 million to John Deere Credit Company during the first three months of fiscal 2005. John Deere Credit Company paid comparable dividends to Deere & Company. On February 22, 2005, the Capital Corporation declared an additional $35 million dividend, which was paid to John Deere Credit Company on March 4, 2005. John Deere Credit Company, in turn, declared a $35 million dividend to Deere & Company, also paid on March 4, 2005.

                The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 83 percent of the Company’s acquisition volume for the three months ended January 31, 2005, compared with approximately 76 percent for the same period in 2004. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.  For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

                See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.                    Controls and Procedures.

                The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	March 14, 2005	By:	/s/ Nathan J. Jones
Nathan J. Jones Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1                                 Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999*)

3.2                                 Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999*)

4.1                                 Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005.  (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2005, Securities and Exchange Commission File Number 1-4121*)

4.2                                 364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005.  (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2005, Securities and Exchange Commission File Number 1-4121*)

12.                                 Computation of Ratio of Earnings to Fixed Charges

31.1                           Rule 13a-14(a)/15d-14(a) Certification

31.2                           Rule 13a-14(a)/15d-14(a) Certification

32.                                 Section 1350 Certifications

99.                                 Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2005 (Securities and Exchange Commission file number 1-4121*)

 *                                      Incorporated by reference. Copies of these exhibits are available from the Company upon request.