Form 10-Q
period 2005-07-31
DEERE JOHN CAPITAL CORP
filed 2005-09-02
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes  ☐  No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

At July 31, 2005, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

(Unaudited)

(in millions)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues
Finance income earned on retail notes	$136.2	$91.1	$372.9	$283.9
Lease revenues	63.8	63.5	189.7	199.0
Revolving charge account income	52.3	45.5	137.6	120.7
Finance income earned on wholesale receivables	79.4	66.1	212.9	184.1
Operating loan income	6.2	5.4	17.3	17.8
Securitization and servicing fee income	10.1	12.6	30.8	37.0
Net gain on receivables sold	.1	7.5	4.9	39.2
Other income	15.4	9.1	36.5	33.0
Total revenues	363.5	300.8	1,002.6	914.7
Expenses
Interest expense	128.0	79.2	328.6	241.7
Operating expenses:
Administrative and operating expenses	66.8	65.5	190.0	181.3
Provision (credit) for credit losses	(6.1)	7.5	(1.9)	32.0
Fees paid to John Deere	15.2	9.3	43.7	25.1
Depreciation of equipment on operating leases	41.7	41.0	125.7	128.4
Total operating expenses	117.6	123.3	357.5	366.8
Total expenses	245.6	202.5	686.1	608.5
Income of consolidated group before income taxes	117.9	98.3	316.5	306.2
Provision for income taxes	41.7	33.7	110.9	105.2
Income of consolidated group	76.2	64.6	205.6	201.0
Equity in income of unconsolidated affiliates	.1	.1	.4	.4
Net income	76.3	64.7	206.0	201.4
Cash dividends paid	(30.0)	(25.0)	(150.0)	(105.0)
Retained earnings at beginning of period	979.7	1,176.1	970.0	1,119.4
Retained earnings at end of period	$1,026.0	$1,215.8	$1,026.0	$1,215.8

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31, 2005	October 31, 2004	July 31, 2004
Assets
Cash and cash equivalents	$195.7	$209.5	$220.6
Receivables:
Retail notes	7,061.4	6,873.7	6,219.2
Restricted securitized retail notes	1,447.1
Revolving charge accounts	1,494.8	1,443.8	1,415.9
Operating loans	374.8	380.5	391.0
Wholesale receivables	4,335.2	3,480.5	3,682.2
Financing leases	408.5	406.0	402.9
Total receivables	15,121.8	12,584.5	12,111.2
Allowance for credit losses	(95.4)	(112.6)	(117.9)
Total receivables – net	15,026.4	12,471.9	11,993.3
Other receivables	77.3	121.1	128.3
Equipment on operating leases – net	762.8	757.6	740.4
Investment in unconsolidated affiliates	3.9	3.9	3.5
Other assets	319.2	324.7	303.9
Total Assets	$16,385.3	$13,888.7	$13,390.0
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,918.2	$1,553.8	$1,349.2
Other notes payable	1,471.3	6.7	6.2
John Deere	526.3	1,241.2	765.5
Current maturities of long-term borrowings	1,647.7	1,187.8	1,509.8
Total short-term borrowings	5,563.5	3,989.5	3,630.7
Accounts payable and accrued expenses	536.3	448.0	478.8
Deposits withheld from dealers and merchants	160.7	167.6	171.0
Long-term borrowings	8,257.0	7,476.7	7,064.1
Total liabilities	14,517.5	12,081.8	11,344.6
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,026.0	970.0	1,215.8
Cumulative translation adjustment	18.2	23.7	17.6
Unrealized gain (loss) on derivatives	3.4	(5.1)	(7.0)
Unrealized gain on investments	7.4	5.5	6.2
Total accumulated other comprehensive income	29.0	24.1	16.8
Total stockholder’s equity	1,867.8	1,806.9	2,045.4
Total Liabilities and Stockholder’s Equity	$16,385.3	$13,888.7	$13,390.0

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2005 and 2004

(Unaudited)

(in millions)

	2005	2004
Cash Flows from Operating Activities:
Net income	$206.0	$201.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1.9)	32.0
Provision for depreciation and amortization	129.9	132.9
Credit for deferred income taxes	(8.0)	(17.8)
Undistributed earnings of unconsolidated affiliates	(.4)	(.4)
Other	(27.3)	6.6
Net cash provided by operating activities	298.3	354.7

Cash Flows from Investing Activities:
Cost of receivables acquired	(21,436.0)	(19,448.6)
Collections of receivables	18,739.4	16,538.9
Cost of operating leases acquired	(307.9)	(229.7)
Proceeds from sales of equipment on operating leases	181.2	259.4
Change in notes receivable – unconsolidated affiliates		274.3
Proceeds from sales of receivables	127.4	1,932.6
Other	(3.1)	3.9
Net cash used for investing activities	(2,699.0)	(669.2)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	375.0	(355.4)
Increase (decrease) in other notes payable	1,464.1	(61.7)
Increase (decrease) in payable with John Deere	(714.9)	599.5
Proceeds from issuance of long-term borrowings	2,321.2	1,254.2
Principal payments on long-term borrowings	(907.7)	(1,145.9)
Dividends paid	(150.0)	(105.0)
Other	.2
Net cash provided by financing activities	2,387.9	185.7

Effect of exchange rate changes on cash	(1.0)	6.9
Net decrease in cash and cash equivalents	(13.8)	(121.9)
Cash and cash equivalents at beginning of period	209.5	342.5
Cash and cash equivalents at end of period	$195.7	$220.6

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

(3)                                                 The Company’s ratio of earnings to fixed charges was 1.91 to 1 for the third quarter of 2005, compared with 2.21 to 1 for the third quarter of 2004. The ratio of earnings to fixed charges was 1.95 to 1 for the first nine months of 2005 and 2.24 to 1 for the first nine months of 2004. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                                                 Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net Income	$76.3	$64.7	$206.0	$201.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(10.6)	.2	(5.5)	4.1
Unrealized gain on derivatives	1.1	3.1	8.5	12.3
Unrealized gain (loss) on investments	.8	1.4	1.9	(.4)
Total comprehensive income	$67.6	$69.4	$210.9	$217.4

(5)                                                 Beginning in the second quarter of 2005, the Company’s new securitizations of receivables held by special purpose entities (SPEs) met the criteria for secured financings rather than sales of receivables under Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets recorded on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets, the creditors of a SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving conduit facility have recourse to a letter of credit issued by the Company totaling approximately $78 million as of July 31, 2005. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables under FASB Statement No. 140. As a result, this letter of credit is also included in the maximum exposure to losses for receivables that have been sold, discussed below. The Company recognizes finance income on these restricted retail notes on an effective-yield basis and provides for credit losses incurred over the life of the retail notes in the allowance for credit losses.

The total components of consolidated restricted assets related to securitizations were as follows (in millions of dollars):

July 31, 2005
Restricted securitized retail notes	$1,447.1
Allowance for credit losses	(8.4)
Other assets	36.8
Total restricted securitized assets	$1,475.5

The components of consolidated secured liabilities related to securitizations were as follows (in millions of dollars):

July 31, 2005
Other notes payable	$1,464.0
Accounts payable and accrued expenses	2.1
Total liabilities related to restricted securitized assets	$1,466.1

Certain restricted retail notes totaling $750 million on the balance sheet were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary, however, the transfer qualified as a secured financing rather than a sale. The borrowings related to these restricted retail notes included above are the obligations to this SPE that are payable as the retail notes are liquidated. The other restricted retail notes totaling $697 million were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of this consolidated

SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities from the Capital Corporation. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the letter of credit mentioned above. At July 31, 2005, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

The Company has guarantees for certain recourse obligations on Receivables which it has sold in prior periods. These transactions qualified as sales of receivables and the retail notes are not included on the balance sheet. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2005, the maximum amount of exposure to losses under these agreements was $175 million. The estimated risk associated with the sold receivables totaled $10 million at July 31, 2005. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet related to these sold Receivables. The retained interests are related to assets held by unconsolidated SPEs. At July 31, 2005, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $1,963 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At July 31, 2005, the maximum remaining term of these guaranteed Receivables was approximately five years.

At July 31, 2005, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $55 million of commercial paper and $528 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At July 31, 2005, the Company’s maximum exposure under these agreements was approximately $7 million.

At July 31, 2005, the Company had approximately $10 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2005, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2005 was approximately three years.

At July 31, 2005, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $6 million related to this agreement at July 31, 2005. The lease term expires in 2007.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company rated “A” with A.M. Best Company (Insurance Carrier). As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At July 31, 2005 the maximum exposure for uncollected premiums was approximately $39 million. Substantially all of the Company’s crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “A” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $532 million at July 31, 2005. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at July 31, 2005, the Company has accrued probable losses of approximately $.1 million under the MGA.

(6)                                                 In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment.  This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effective date for the Company is the beginning of fiscal year 2006. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed.  The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

(7)                                                 In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The deduction would be 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date (the Company’s 2004 fiscal tax year), or the first tax year that begins during the one-year period beginning on the date of enactment (the Company’s 2005 fiscal tax year).  The impact of the provisions of the Act is not expected to have a material effect on the Company’s financial position or net income.

(8)                                                 The Company is a participating employer in certain Deere & Company defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.2 million in the first nine months of 2005. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.1 million during the first nine months of 2005. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2005.

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

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business.  Despite solid overall financial condition in the U.S. farm sector, dry weather centered in important farm machinery markets has caused Deere & Company to turn more cautious with respect to its near-term outlook. However, farm cash receipts for 2005 are still expected to remain near last year’s record, while the decline in corn and soybean production currently being forecasted has benefited commodity prices. Deere & Company’s agricultural equipment sales were up 9 percent for the third quarter of 2005 and 16 percent for the first nine months. These sales are forecast to be up approximately 6 percent for the year, excluding the impact of exchange rates. Currency is expected to add approximately two percentage points to these sales for the year. Deere & Company’s commercial and consumer equipment sales decreased 3 percent in the third quarter of 2005 and 5 percent for the nine months as extreme weather patterns have contributed to a sharp drop in the sale of many types of lawn equipment. For the year, these sales are expected to be down approximately 5 percent. Construction and forestry markets are continuing to experience growth as a result of positive U.S. economic conditions, a strong housing market, an overall increase in construction spending and a rising global demand for paper products and lumber. Deere & Company’s construction and forestry sales increased 29 percent in the third quarter of 2005, 30 percent for the first nine months and are forecast to increase approximately 21 percent for the year. The Company expects to report net income of approximately $270 million in 2005.

2005 Compared with 2004

Net income was $76.3 million for the third quarter and $206.0 million for the first nine months of 2005, compared with $64.7 million and $201.4 million, respectively, last year. The increases were primarily due to growth in the portfolio, as well as a lower credit loss provision, partially offset by lower financing spreads. Last year, the results benefited from gains on retail notes sold during the third quarter and first nine months.

Revenues totaled $363.5 million for the third quarter and $1,002.6 million for the first nine months of 2005, compared to $300.8 million and $914.7 million, respectively, last year. The increase was primarily due to a 17 percent increase in the average balance of Receivables and Leases financed during the first nine months of 2005 compared to the first nine months of 2004, partially offset by lower gains on receivable sales. Finance income earned on retail notes totaled $372.9 million for the first nine months of 2005, compared to $283.9 million for the same period in 2004. This increase was primarily due to a 27 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues decreased $9.3 million, to $189.7 million in the first nine months of 2005, from $199.0 million in the first nine months of 2004 primarily due to a 6 percent decrease in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $137.6 million in the first nine months of 2005, a 14 percent increase over revenues of $120.7 million during the same period last year.  The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in the first nine months of 2005, compared with the same period last year. Finance income earned on wholesale receivables totaled $212.9 million for the first nine months of 2005, compared to $184.1 million for the same period in 2004. This increase was primarily due to a 15 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $17.3 million in the first nine months of 2005, compared to $17.8 million in the first nine months of 2004. The decrease was due to a lower average balance of operating loan accounts, partially offset by increasing yields. Revenues earned from Deere & Company totaled $109.1 million for the third quarter and $299.5 million for the first nine months of 2005, compared to $98.0 million and $278.2 million for the same periods last year.

The net gain on receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $.1 million for the third quarter and $4.9 million for the first nine months of 2005, compared to $7.5 million and $39.2 million for the same periods a year ago. During the first nine months of 2004, the Company benefited from the sale of agricultural and construction and forestry retail notes of approximately $1,883 million total principal value.

Interest expense totaled $128.0 million for the third quarter and $328.6 million for the first nine months of 2005, compared to $79.2 million and $241.7 million for the same periods in 2004. The increases were due to higher average borrowings and increases in borrowing rates.

Administrative and operating expenses were $66.8 million in the third quarter and $190.0 million for the first nine months of 2005, compared with $65.5 million and $181.3 million for the same periods in 2004. The increase for the first nine months was primarily due to higher employment costs.

During the third quarter and first nine months of 2005, the credit for credit losses totaled $6.1 million and $1.9 million, respectively, compared with the provision for credit losses of $7.5 million and $32.0 million in the same periods last year. The year-to-date decrease reflects continued strong portfolio performance as well as decreases in write-offs as compared to the same period a year ago. For the first nine months of 2005, the Company has experienced lower write-offs of retail notes, operating loans, wholesale receivables and financing leases. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was (.17) percent for the third quarter and (.02) percent for the first nine months of 2005, compared with .26 percent and .37 percent for the same periods last year.

Fees paid to John Deere for interest and support were $15.2 million in the third quarter and $43.7 million for the first nine months of 2005, compared with $9.3 million and $25.1 million for the same periods in 2004. The increases were primarily due to higher average borrowings from Deere & Company.

Depreciation of equipment on operating leases was $41.7 million in the third quarter and $125.7 million for the first nine months of 2005, compared to $41.0 million and $128.4 million for the same periods in 2004. The decrease for the first nine months was primarily the result of lower average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended July 31,
	2005	2004	$ Change	% Change
Retail notes:
Agricultural equipment	$888.4	$890.1	$(1.7)	0%
Construction and forestry equipment	396.2	321.6	74.6	23
Commercial and consumer equipment	183.1	175.7	7.4	4
Total retail notes	1,467.7	1,387.4	80.3	6
Revolving charge accounts	986.1	946.6	39.5	4
Operating loans	333.0	417.0	(84.0)	(20)
Wholesale receivables	4,874.6	4,354.5	520.1	12
Financing leases	66.0	60.1	5.9	10
Equipment on operating leases	129.9	89.6	40.3	45
Total Receivables and Leases	$7,857.3	$7,255.2	$602.1	8%

	Nine Months Ended July 31,
	2005	2004	$ Change	% Change
Retail notes:
Agricultural equipment	$2,912.0	$2,725.6	$186.4	7%
Construction and forestry equipment	1,018.7	848.6	170.1	20
Commercial and consumer equipment	426.4	466.0	(39.6)	(8)
Total retail notes	4,357.1	4,040.2	316.9	8
Revolving charge accounts	2,440.8	2,384.2	56.6	2
Operating loans	950.1	1,427.5	(477.4)	(33)
Wholesale receivables	13,527.1	11,456.4	2,070.7	18
Financing leases	160.8	140.4	20.4	15
Equipment on operating leases	307.9	229.7	78.2	34
Total Receivables and Leases	$21,743.8	$19,678.4	$2,065.4	10%

Retail note volumes increased during the third quarter of 2005, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment. Retail note volumes increased during the first nine months of 2005, when compared to last year, primarily due to increases in retail sales of John Deere agricultural and construction and forestry equipment. Wholesale receivable volumes increased during the third quarter and first nine months of 2005, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of strong retail demand in the agricultural and construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31, 2005	October 31, 2004	July 31, 2004
Retail notes:
Agricultural equipment	$5,647.6	$4,450.4	$3,944.2
Construction and forestry equipment	1,813.0	1,406.1	1,270.9
Commercial and consumer equipment	1,023.1	983.9	966.9
Recreational products	24.8	33.3	37.2
Total retail notes	8,508.5	6,873.7	6,219.2
Revolving charge accounts	1,494.8	1,443.8	1,415.9
Operating loans	374.8	380.5	391.0
Wholesale receivables	4,335.2	3,480.5	3,682.2
Financing leases	408.5	406.0	402.9
Equipment on operating leases	762.8	757.6	740.4
Total Receivables and Leases	$15,884.6	$13,342.1	$12,851.6

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31, 2005	October 31, 2004	July 31, 2004
Receivables and Leases administered:
Owned by the Company	$14,437.5	$13,342.1	$12,851.6
Owned by the Company – restricted due to securitization	1,447.1
Total Receivables and Leases owned by the Company	15,884.6	13,342.1	12,851.6
Sold and serviced – with limited recourse*	1,894.9	3,027.6	3,082.7
Sold and serviced – without recourse**	19.0	24.5	26.8
Total Receivables and Leases administered	$17,798.5	$16,394.2	$15,961.1

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2005, October 31, 2004 and July 31, 2004 was $175 million, $203 million and $203 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At July 31, 2005, October 31, 2004 and July 31, 2004, the Company’s maximum exposure under these agreements was approximately $7 million, $8 million and $5 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

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

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They are as follows (in millions of dollars):

	July 31, 2005		October 31, 2004		July 31, 2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$10.0	.18%	$9.9	.22%	$12.0	.30%
Construction and forestry equipment	4.3	.24	4.7	.33	6.9	.54
Commercial and consumer equipment	1.0	.10	1.1	.11	1.3	.13
Recreational products	.1	.40	.1	.30	.1	.27
Total retail notes	15.4	.18	15.8	.23	20.3	.33
Revolving charge accounts*	9.7	.65	12.6	.87	10.2	.72
Operating loans	.5	.13	.9	.24	3.7	.95
Wholesale receivables	2.9	.07	7.9	.23	9.6	.26
Financing leases	4.0	.98	3.2	.79	3.3	.82
Total Receivables	$32.5	.21%	$40.4	.32%	$47.1	.39%

*                                         Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $74 million, $71 million and $77 million at July 31, 2005, October 31, 2004 and July 31, 2004, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was .86, 1.03 and 1.24 percent at July 31, 2005, October 31, 2004 and July 31, 2004, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31, 2005		October 31, 2004		July 31, 2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.6	.24%	$15.1	.34%	$19.1	.48%
Construction and forestry equipment	7.9	.44	7.1	.51	10.3	.81
Commercial and consumer equipment	3.0	.30	2.5	.25	2.9	.30
Recreational products	.5	2.02	.4	1.20	.1	.27
Total retail notes	25.0	.29	25.1	.37	32.4	.52
Revolving charge accounts	.5	.03
Operating loans	24.6	6.56	24.1	6.33	24.5	6.27
Wholesale receivables	.2	.00	1.1	.03	6.9	.19
Financing leases	7.8	1.92	6.6	1.63	8.8	2.18
Total Receivables	$58.1	.38%	$56.9	.45%	$72.6	.60%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, are as follows (in millions of dollars):

	Three Months Ended July 31, 2005		Three Months Ended July 31, 2004
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.1	.00%	$1.3	.14%
Construction and forestry equipment	.3	.07	.8	.27
Commercial and consumer equipment	.1	.06	(.1)	(.04)
Recreational products	.2	3.08	.3	3.05
Total retail notes	.7	.03	2.3	.16
Revolving charge accounts	4.0	1.12	2.2	.67
Operating loans	(.3)	(.32)	.8	.74
Wholesale receivables	(.2)	(.02)	6.2	.68
Financing leases	(.6)	(.60)	.6	.60
Total Receivables	$3.6	.09%	$12.1	.41%

	Nine Months Ended July 31, 2005		Nine Months Ended July 31, 2004
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.4)	(.01)%	$1.5	.05%
Construction and forestry equipment	1.3	.11	4.0	.44
Commercial and consumer equipment	.5	.07	.3	.04
Recreational products	.7	3.15	.7	2.10
Total retail notes	2.1	.04	6.5	.14
Revolving charge accounts	14.3	1.48	10.5	1.26
Operating loans	(.9)	(.32)	2.3	.62
Wholesale receivables	(.4)	(.01)	6.5	.25
Financing leases	.3	.10	2.6	.85
Total Receivables	$15.4	.14%	$28.4	.33%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $161 million at July 31, 2005 compared with $168 million at October 31, 2004 and $171 million at July 31, 2004.

The Company’s allowance for credit losses on all Receivables financed totaled $95 million at July 31, 2005, $113 million at October 31, 2004 and $118 million at July 31, 2004. The allowance for credit losses represented .63 percent of the total Receivables financed at July 31, 2005, .89 percent at October 31, 2004 and .97 percent at July 31, 2004. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first nine months of 2005, the Company issued $2,321 million of term debt and $1,584 million of on-balance sheet secured borrowings, maintained an average commercial paper balance of $1,705 million and received proceeds of $127 million from sales of Receivables. At July 31, 2005, the Company’s funding profile included $1,918 million of commercial paper, $1,464 million of notes payable related to on-balance sheet securitization funding, $526 million of intercompany loans from Deere & Company, $9,905 million of unsecured term debt, $1,827 million of off-balance sheet securitization funding and $1,868 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first nine months of 2005, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $298 million in the first nine months of 2005. Cash provided by financing activities totaled $2,388 million in the first nine months of 2005, resulting primarily from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $2,699 million in the first nine months of 2005, primarily due to the cost of Receivables and Leases acquired exceeding the collections of Receivables and Leases. Cash and cash equivalents decreased $14 million during the first nine months of 2005.

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

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2005, October 31, 2004 and July 31, 2004 was approximately $1,918 million, $1,554 million and $1,349 million, respectively, while the total cash and cash equivalents position was approximately $196 million, $210 million and $221 million, respectively. Additionally, the Company had access to approximately $1,827 million, $2,915 million and $3,057 million, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company had chosen to make these funds available to the Company).  In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company. For information regarding Deere & Company and its business, see the Company’s most recently filed annual report on Form 10-K and quarterly report on Form 10-Q.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for Deere & Company.  Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Positive

Total interest-bearing indebtedness amounted to $13,821 million at July 31, 2005, which included $1,464 million of on-balance sheet secured borrowings (see Note 5), compared with $11,467 million at October 31, 2004 and $10,695 million at July 31, 2004, generally corresponding with the level of Receivables and Leases financed and the level of cash and cash equivalents. Total short-term indebtedness amounted to $5,564 million at July 31, 2005, which included $1,464 million of on-balance sheet secured borrowings, compared with $3,990 million at October 31, 2004 and $3,631 million at July 31, 2004, while total long-term indebtedness amounted to $8,257 million, $7,477 million and $7,064 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 7.4 to 1, 6.3 to 1 and 5.2 to 1 at July 31, 2005, October 31, 2004 and July 31, 2004, respectively.  This increase in the ratio of total interest-bearing debt to stockholder’s equity is partly due to the on-balance sheet secured borrowings. The ratio of total interest-bearing debt to stockholder’s equity excluding any on-balance sheet secured borrowings is 6.6 to 1 at July 31, 2005.

The Company issued $2,321 million and retired $908 million of unsecured borrowings during the first nine months of 2005, which were primarily medium-term notes.

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

At July 31, 2005, the Capital Corporation and Deere & Company jointly maintained $2,642 million of unsecured lines of credit with various banks, $516 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding on-balance sheet secured borrowings and the current portion of long-term borrowings of the Capital Corporation and Deere & Company, were considered to constitute utilization. Included in the total credit lines at July 31, 2005 was a long-term credit facility agreement of $1,250 million, expiring in February 2009, and a long-term credit facility agreement of $625 million, expiring in February 2010, for a total of $1,875 million long-term. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

The Company utilizes a revolving conduit facility, special purpose entity (SPE), to securitize floating rate agricultural retail notes. This facility has a capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time. Multiple conduits participate in this facility, which has no final maturity date. Instead, upon the Company’s request, each conduit may elect to renew its commitment on an annual basis. However, if this facility is not renewed, the Company would liquidate the securitizations as the retail notes are collected. At July 31, 2005, $1,951 million was outstanding under the facility of which $758 million was recorded on the Company’s balance sheet (see Note 5). At July 31, 2004, $1,850 million was outstanding under the facility of which none was included on the balance sheet. The amounts of borrowings and retail notes that are recorded on the balance sheet depend on whether terms of the transfer of retail notes to the SPE meet the criteria for a secured borrowing or a sale of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Stockholder’s equity was $1,868 million at July 31, 2005, compared with $1,807 million at October 31, 2004 and $2,045 million at July 31, 2004. The increase in the first nine months of 2005 resulted primarily from net income of $206 million and a $5 million increase in accumulated other comprehensive income, partially offset by dividend payments of $150 million.

The Capital Corporation declared and paid cash dividends of $150 million to John Deere Credit Company during the first nine months of fiscal 2005. John Deere Credit Company paid comparable dividends to Deere & Company.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 84 percent of the Company’s acquisition volume for the nine months ended July 31, 2005, compared with approximately 80 percent for the same period in 2004. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.  For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

Item 3.                                                    Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.                                                    Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	September 2, 2005	By:	/s/ Nathan J. Jones
Nathan J. Jones
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2005
(Securities and Exchange Commission file number 1-4121*)

*                           Incorporated by reference.  Copies of these exhibits are available from the Company upon request.