Form 10-K
period 2005-10-31
DEERE JOHN CAPITAL CORP
filed 2005-12-21
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

At November 30, 2005, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company.  John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company offers equipment financing products in Argentina, Australia, France (through a joint venture), Germany, Ireland, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), South Africa (through a cooperation agreement), Spain, the United Kingdom and the U.S.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans). The Company also provides wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers insured international export financing to select customers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy development by making loans to certain affiliated companies that have directly invested in wind energy projects. Further, the Company has agreed to purchase certain wind turbine equipment. This wind turbine equipment will be used in wind energy projects by the Company or by certain affiliated companies. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2005, the Company had 1,470 full-time and part-time employees.

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

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

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

The credit operations segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil) and John Deere Credit Oy (Finland), and primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy development.

John Deere had net income of $1,447 million, or $5.87 per share diluted ($5.95 per share basic), in 2005, compared with $1,406 million, or $5.56 per share diluted ($5.69 per share basic), in 2004.

John Deere’s net sales and revenues increased 10 percent to $21,931 million in 2005, compared with $19,986 million in 2004. Net sales of the Equipment Operations increased 10 percent in 2005 to $19,401 million from $17,673 million last year. Net sales in the U.S. and Canada rose 10 percent in 2005. Outside the U.S. and Canada, net sales increased by 6 percent, excluding currency translation, and by 10 percent on a reported basis.

The agricultural equipment segment had net sales of $10,567 million in 2005, compared to $9,717 million in 2004. The commercial and consumer equipment segment had net sales of $3,605 million in 2005, compared to $3,742 million in 2004. The construction and forestry segment had net sales of $5,229 million in 2005, compared to $4,214 million in 2004. The credit operations segment had revenues of $1,450 million in 2005, compared to $1,276 million in 2004.

Outlook for John Deere

John Deere’s equipment sales are expected to increase by 1 to 3 percent for fiscal year 2006 and by 11 to 14 percent for the first quarter, compared to the same periods in 2005. Production levels are expected to be down slightly for the year, but up about 4 percent in the quarter. As previously announced, Deere & Company will sell its health care operations for a gain of approximately $225 million after-tax. Based on the above, net income is forecast to be around $1.7 billion (approximately $1.5 billion excluding the gain on the sale of the health care operations) for the year and in a range of $175 million to $200 million for the first quarter.

Agricultural Equipment.  Although the farm sector is expected to remain in solid condition, John Deere agricultural equipment sales in the U.S. and Canada are forecast to be down 5 to 10 percent in 2006. Factors contributing to the decline include concerns over higher farm input costs, especially for fuel and fertilizer, the absence of U.S. tax incentives which helped sales in the first part of 2005, and slightly lower cash receipts. Farmers are expected to benefit from debt levels that remain well under control and from rising land values.

In other parts of the world, industry retail sales in Western Europe are forecast to be down about 5 percent for the year. Concerns over higher input costs, government policies and the future direction of farm subsidies are expected to put downward pressure on sales in the region for the year. In South America, industry sales are forecast to be down about 5 percent as a result of a relatively strong Brazilian currency, a reduction in soybean acreage in Brazil and concerns regarding foot-and-mouth disease.

Based on these factors and market conditions, worldwide sales of John Deere agricultural equipment are forecast to be down 2 to 4 percent for the year. John Deere sales are expected to benefit from a number of newly introduced products, including a line of more powerful and fuel efficient large tractors.

Commercial and Consumer Equipment.  Sales of John Deere commercial and consumer equipment are forecast to be up 10 to 12 percent for the year with the benefit from newly introduced products, an assumed return to more normal weather patterns and a full year of sales from John Deere’s recent landscapes-business acquisition. Commercial and consumer equipment sales are also expected to be helped by an expanded presence of John Deere products in the mass channel.

Construction and Forestry.  Markets for construction equipment are forecast to experience further growth in 2006 as a result of U.S. economic conditions conducive to a healthy level of construction spending, especially in the nonresidential sector. On this basis, contractors and rental companies are expected to continue updating and expanding their fleets. Forestry equipment markets are projected to remain near last year’s level in the U.S. and Canada and to be lower in Europe. In this environment, John Deere’s worldwide sales of construction and forestry equipment are forecast to rise by 5 to 7 percent in fiscal 2006.

Credit Operations.  The credit operations are expected to report net income of about $330 million for the year as a result of further growth in the loan portfolio. The Company’s net income for 2006, which does not include the credit operations in Canada, Brazil and Finland, is projected to increase to $285 million for 2006.

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

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by the Equipment Operations. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

The terms and the basis on which the Company acquires retail notes and certain wholesale receivables from John Deere are governed by agreements with John Deere, generally terminable by either John Deere or the Company on 30 days notice. As provided in these agreements, the Company agrees to the terms and conditions for purchasing the retail notes and wholesale receivables from John Deere. Under these agreements, John Deere is not obligated to sell notes to the Company, and the Company is obligated to purchase notes from John Deere only if the notes comply with the terms and conditions set by the Company.

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

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2005 and 2004, the Company’s ratios were 1.88 to 1 and 2.23 to 1, respectively, and never less than 1.74 to 1 and 2.19 to 1 for any fiscal quarter of 2005 and 2004, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2005, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products, compared with 85 percent in 2004.

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

Finance Rates on Retail Notes

As of October 31, 2005 and 2004, approximately 75 and 80 percent, respectively, of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2005	2004	2005	2004
Retail notes	53	54	35	35
New equipment:
Agricultural equipment	57	57	31	34
Construction and forestry equipment	46	46	35	36
Commercial and consumer equipment	51	52	35	33
Used equipment:
Agricultural equipment	58	58	37	36
Construction and forestry equipment	43	42	29	30
Commercial and consumer equipment	54	55	32	30
Financing leases	41	39	35	41
Equipment on operating leases	39	39	38	38

Maturities

The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2005 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year	Fixed rate	Variable rate	Fixed rate	Variable rate	2005 Total	2004	2003	2002	2001

Retail notes:
Agricultural equipment	$1,616	$2,662	$1,743	$91	$97	$6,209	$4,451	$3,954	$3,305	$3,610
Construction and forestry equipment	736	1,235	9			1,980	1,406	1,196	1,198	1,293
Commercial and consumer equipment	372	610	13	27		1,022	984	909	730	611
Recreational products	4	10		9		23	33	51	79	111
Total retail notes	2,728	4,517	1,765	127	97	9,234	6,874	6,110	5,312	5,625
Revolving charge accounts						1,527	1,444	1,118	896	814
Operating loans						384	380	541	561	501
Wholesale receivables						3,651	3,480	2,905	2,942	2,996
Financing leases						412	406	427	468	480
Equipment on operating leases						794	758	879	1,180	1,485
Total Receivables and Leases						$16,002	$13,342	$11,980	$11,359	$11,901

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2005	2004	2003	2002	2001
U.S.	$13,753	$11,145	$10,244	$10,224	$11,103
Outside the U.S.	2,249	2,197	1,736	1,135	798
Total Receivables and Leases	$16,002	$13,342	$11,980	$11,359	$11,901

Delinquencies

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2005	2004	2003	2002	2001
U.S.	$27.1	$36.2	$43.4	$42.4	$38.2
Outside the U.S.	5.5	4.2	4.2	2.6	3.2
Total Receivables	$32.6	$40.4	$47.6	$45.0	$41.4

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2005	2004	2003	2002	2001
U.S.	$55.4	$48.0	$65.9	$38.9	$14.6
Outside the U.S.	11.7	8.9	20.1	5.4
Total Receivables	$67.1	$56.9	$86.0	$44.3	$14.6

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2005	2004	2003	2002	2001

Allowance for credit losses, beginning of year	$112.6	$123.8	$118.3	$110.4	$93.3

Provision for credit losses	5.9	32.3	72.2	126.9	74.5

Write-offs:
Retail notes:
Agricultural equipment	(1.4)	(5.3)	(5.5)	(6.7)	(10.0)
Construction and forestry equipment	(4.2)	(7.0)	(18.6)	(17.3)	(16.9)
Commercial and consumer equipment	(.9)	(.9)	(1.1)	(1.2)	(.5)
Recreational products	(1.3)	(1.7)	(1.3)	(3.3)	(3.5)
Total retail notes	(7.8)	(14.9)	(26.5)	(28.5)	(30.9)
Revolving charge accounts	(29.7)	(21.5)	(27.0)	(23.4)	(17.7)
Operating loans	(3.0)	(6.5)	(4.2)	(47.4)	(2.5)
Wholesale receivables	(2.4)	(8.1)	(6.8)	(7.7)	(6.8)
Financing leases	(1.3)	(5.0)	(8.7)	(12.0)	(9.4)
Total write-offs	(44.2)	(56.0)	(73.2)	(119.0)	(67.3)

Recoveries:
Retail notes:
Agricultural equipment	3.3	3.6	2.7	3.5	2.4
Construction and forestry equipment	2.1	2.2	2.4	1.5	.6
Commercial and consumer equipment	.4	.5	.2	.2	.2
Recreational products	.6	.7	.7	.9	1.1
Total retail notes	6.4	7.0	6.0	6.1	4.3
Revolving charge accounts	9.3	7.7	5.7	4.0	3.2
Operating loans	3.3	3.8	1.5	1.1	1.6
Wholesale receivables	2.0	1.3	2.9	.8	(.6)
Financing leases	.9	1.9	1.0	1.1	.8
Total recoveries	21.9	21.7	17.1	13.1	9.3
Total net write-offs	(22.3)	(34.3)	(56.1)	(105.9)	(58.0)

Other changes related to receivable sales and purchases and translation adjustments	.2	(9.2)	(10.6)	(13.1)	.6

Allowance for credit losses, end of year	$96.4	$112.6	$123.8	$118.3	$110.4

Total net write-offs as a percentage of average Receivables	.16%	.30%	.50%	1.09%	.79%

Allowance as a percentage of total Receivables, end of year	.63%	.89%	1.12%	1.16%	1.06%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2005	2004	2003	2002	2001

Allowance for credit losses, beginning of year	$17.0	$16.0	$10.1	$7.1	$4.7

Provision for credit losses	(5.7)	(.7)	4.9	3.0	3.4

Write-offs	(1.8)	(1.5)	(1.5)	(1.0)	(1.7)
Recoveries	.5	1.1	.4	.5
Total net write-offs	(1.3)	(.4)	(1.1)	(.5)	(1.7)

Other changes related to receivable sales and purchases and translation adjustments	(.4)	2.1	2.1	.5	.7

Allowance for credit losses, end of year	$9.6	$17.0	$16.0	$10.1	$7.1

Total net write-offs as a percentage of average Receivables from outside the U.S.	.06%	.02%	.07%	.06%	.24%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.43%	.78%	.94%	.91%	.91%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2005		2004		2003		2002		2001
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$17.2	41%	$19.3	36%	$23.4	36%	$19.2	32%	$20.6	35%
Construction and forestry equipment	32.1	13	30.9	11	30.8	11	33.2	12	23.7	12
Commercial and consumer equipment	3.1	7	3.7	8	7.6	8	6.9	7	6.0	6
Recreational products	1.3		2.1		2.1		2.5	1	3.5	1
Total retail notes	53.7	61	56.0	55	63.9	55	61.8	52	53.8	54
Revolving charge accounts	16.9	10	22.3	11	19.7	10	15.9	9	23.2	8
Operating loans	9.1	2	9.1	3	9.7	5	7.9	5	6.8	5
Wholesale receivables	7.6	24	15.1	28	19.6	26	19.8	29	15.8	29
Financing leases	9.1	3	10.1	3	10.9	4	12.9	5	10.8	4
Total Receivables	$96.4	100%	$112.6	100%	$123.8	100%	$118.3	100%	$110.4	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2005		2004		2003		2002		2001
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$86.8	86%	$95.6	84%	$107.8	86%	$108.2	90%	$103.3	93%
Outside the U.S.	9.6	14	17.0	16	16.0	14	10.1	10	7.1	7
Total Receivables	$96.4	100%	$112.6	100%	$123.8	100%	$118.3	100%	$110.4	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2005 and 2004.

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

Item 2.  Properties.

The Company’s properties principally consist of office equipment, a Company-owned office building in Madison, Wisconsin; and leased office space in Johnston, Iowa; Urbandale, Iowa; Reno, Nevada; Pittsburgh, Pennsylvania; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Company declared and paid cash dividends to John Deere Credit Company of $150 million in 2005 and $420 million in 2004. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers.  In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy development.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Although the farm sector is expected to remain in solid financial condition, Deere & Company’s sales in the U.S. and Canada are forecast to be down 5 to 10 percent in 2006. Deere & Company’s retail sales in Western Europe and South America are each forecast to be down approximately 5 percent for the year. Deere & Company’s agricultural equipment sales were up 9 percent for 2005 and are forecast to be down approximately 2 to 4 percent in 2006. Deere & Company’s commercial and consumer equipment sales declined 4 percent in 2005 reflecting the impact of unfavorable weather conditions. Sales of commercial and consumer equipment are forecast to be up 10 to 12 percent in 2006 benefiting primarily from newly introduced products and an assumed return to more normal weather patterns. Markets for construction equipment are forecast to experience further growth in 2006 as a result of U.S. economic conditions. On this basis, contractors and rental companies are expected to continue updating and expanding their fleets. Forestry equipment markets are projected to remain near last year’s level in the U.S. and Canada and to be lower in Europe. Deere & Company’s construction and forestry sales increased 24 percent in 2005 and are forecast to increase 5 to 7 percent in 2006. The Company expects to report net income of approximately $285 million in 2006 as a result of further growth in the loan portfolio.

2005 Compared with 2004

Consolidated net income was $274.7 million for the year, compared with $270.6 million last year. The higher results for the year were primarily due to growth in the portfolio and a lower provision for credit losses, partially offset by narrower financing spreads and lower gains on retail note sales. The ratio of earnings to fixed charges was 1.88 to 1 for 2005, compared with 2.23 to 1 for 2004.

Revenues totaled $1,377 million in 2005, compared to $1,219 million a year ago. Revenues increased primarily due to a 19 percent increase in the average balance of Receivables and Leases financed, partially offset by lower gains on receivable sales. Finance income earned on retail notes totaled $522 million in 2005, up $138 million compared to $384 million in 2004. The increase was primarily due to a 30 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues decreased $7 million to $256 million in 2005, primarily due to a 3 percent decrease in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $193 million in 2005, a 14 percent increase over revenues of $169 million earned during 2004. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan average receivables in 2005, compared with 2004. Finance income earned on wholesale receivables increased $46 million, to $291 million in 2005, from $245 million in 2004. The increase was primarily due to a 15 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $24 million in 2005, compared with

$23 million in 2004. Revenues earned from Deere & Company totaled $401 million in 2005 compared to $365 million a year ago.

The net gains on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $5 million during 2005, compared with $46 million for 2004. During 2004, the Company benefited from the sale of agricultural and construction and forestry retail notes of approximately $2,156 million total principal value. Securitization and servicing fee income totaled $40 million in 2005, compared with $51 million during 2004. Securitization and servicing fee income relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

Interest expense totaled $473 million in 2005, compared with $327 million in 2004. The increase was primarily due to higher average borrowings and an increase in the weighted-average annual interest rate incurred on all borrowings from 3.1 percent in 2004 to 3.9 percent in 2005.

Administrative and operating expenses totaled $251 million in 2005, compared with $245 million in 2004. Administrative and operating expenses as a percent of average Receivables and Leases administered were 1.48 percent in 2005, compared with 1.61 percent in 2004.

Depreciation of equipment on operating leases totaled $169 million in 2005, compared with $170 million in 2004.

Interest and support fees paid to John Deere were $53 million in 2005, compared with $34 million in 2004. The increase was primarily due to higher average borrowings from Deere & Company and an increase in the weighted-average annual interest rate in 2005.

The provision for credit losses was $6 million in 2005, compared with $32 million in 2004. The decrease reflects solid portfolio quality. The Company has experienced lower write-offs of retail notes, operating loans, wholesale receivables and financing leases. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .04 percent for 2005 and .28 percent for 2004. Total net write-offs of Receivables financed were $22 million during 2005, compared with $34 million in 2004.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2005 totaled $29,088 million, an increase of 10 percent, compared with volumes of $26,443 million during 2004. These higher volumes in 2005 resulted mainly from increased volumes of wholesale receivables, retail notes, and revolving charge accounts. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 7 percent higher in 2005 compared to last year. Receivables and Leases held by the Company at October 31, 2005 totaled $16,002 million, compared with $13,342 million at October 31, 2004. For the 2005 and 2004 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2005	2004	% Change	2005	2004	% Change
Retail notes:
Agricultural equipment	$3,993.1	$3,825.6	4%	$6,208.8	$4,450.4	40%
Construction and forestry equipment	1,422.3	1,168.6	22	1,980.4	1,406.1	41
Commercial and consumer equipment	551.7	594.9	(7)	1,021.7	983.9	4
Recreational products				22.7	33.3	(32)
Total retail notes	5,967.1	5,589.1	7	9,233.6	6,873.7	34
Revolving charge accounts	3,271.5	3,140.2	4	1,527.5	1,443.8	6
Operating loans	1,331.7	1,658.3	(20)	384.4	380.5	1
Wholesale receivables	17,864.4	15,500.2	15	3,651.2	3,480.5	5
Financing leases	220.3	196.5	12	411.7	406.0	1
Equipment on operating leases	433.4	358.3	21	793.9	757.6	5
Total Receivables and Leases	$29,088.4	$26,442.6	10%	$16,002.3	$13,342.1	20%

Retail note volumes increased by approximately $378 million in 2005, compared with 2004. Lease volumes increased $99 million in 2005, compared with 2004. The increases in retail note and lease volumes were primarily due to increases in retail sales of John Deere agricultural and construction and forestry equipment. Revolving charge accounts volumes increased primarily as a result of increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural and construction and forestry markets.

The balance of retail notes at October 31, 2005 and 2004 was $9,234 million and $6,874 million, respectively. The increase was due to retail note volumes exceeding collections and a change in structure of new securitizations of retail notes. Beginning in 2005, the Company’s new securitizations of retail notes held by special purpose entities met the criteria for secured borrowings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, these securitized retail notes are classified as “Restricted securitized retail notes” on the balance sheet. See Note 4 to the Consolidated Financial Statements.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2005	October 31, 2004
Receivables and Leases administered:
Owned by the Company	$14,662.2	$13,342.1
Owned by the Company – restricted due to securitization	1,340.1
Total Receivables and Leases owned by the Company	16,002.3	13,342.1
Sold and serviced - with limited recourse*	1,699.2	3,027.6
Sold and serviced - without recourse**	20.1	24.5
Total Receivables and Leases administered	$17,721.6	$16,394.2

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2005 and 2004 was $140 million and $203 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2005 and 2004, the Company’s maximum exposure under these agreements was approximately $7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 75 percent of the total retail note portfolio at October 31, 2005, compared with 80 percent at October 31, 2004.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $33 million at October 31, 2005, compared with $40 million at October 31, 2004. In addition, these past due amounts represented ..21 percent and .32 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $78 million and $71 million at October 31, 2005 and 2004, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was .84 percent at October 31, 2005 and 1.03 percent at October 31, 2004. See Note 3 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166 million at October 31, 2005, compared to $168 million at October 31, 2004. The Company’s allowance for credit losses on all Receivables financed at October 31, 2005 totaled $96 million and represented .63 percent of the total Receivables financed, compared with $113 million and .89 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2004 Compared with 2003

Consolidated net income for the fiscal year ended October 31, 2004 was $270.6 million, compared with $280.5 million in 2003. The lower results for 2004 were primarily due to higher administrative costs, partly related to a higher provision for performance bonuses in connection with overall John Deere profitability, and lower margins. Partially offsetting these factors was a lower provision for credit losses, reflecting solid portfolio quality. The ratio of earnings to fixed charges was 2.23 to 1 for 2004, compared with 2.17 to 1 for 2003.

Revenues totaled $1,219 million in 2004, compared to $1,297 million in 2003. Revenues decreased primarily reflecting lower rental income from operating leases related to the lower level of leases, and lower average finance rates. Finance income earned on retail notes totaled $384 million in 2004, down $20 million compared to $404 million in 2003. The decrease was primarily due to declining yields earned on the average retail note portfolio balance, partially offset by higher average retail note portfolio balances. Lease revenues decreased $67 million to $263 million in 2004, primarily due to a 22 percent decrease in the average balance of equipment on operating leases and lower yields. The operating lease levels decreased as a result of more attractive financing options offered on retail note products in recent years. Revenues earned on revolving charge accounts amounted to $169 million in 2004, an 11 percent increase over revenues of $152 million earned during 2003. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan receivables in 2004, compared with 2003. Finance income earned on wholesale receivables increased $6 million, to $245 million in 2004, from $239 million in 2003. Revenues earned on operating loans decreased 26 percent to $23 million in 2004, from $31 million in 2003, primarily due to an 18 percent decrease in the average balance of operating loans. Revenues earned from Deere & Company totaled $365 million in 2004 compared to $358 million in 2003.

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

The provision for credit losses was $32 million in 2004, compared with $72 million in 2003. The decrease reflected solid portfolio quality. The Company experienced lower write-offs of John Deere construction and forestry equipment retail notes, revolving charge accounts and financing leases. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .28 percent for 2004 and .64 percent for 2003. Total net write-offs of Receivables financed were $34 million during 2004, compared with $56 million in 2003.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2004 totaled $26,443 million, an increase of 26 percent, compared with volumes of $21,019 million during 2003. The higher volumes in 2004 resulted mainly from increased volumes of wholesale receivables, retail notes, revolving charge accounts and operating loans. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 17 percent higher in 2004 compared to 2003. Receivables and Leases held by the Company at October 31, 2004 totaled $13,342 million, compared with $11,980 million at October 31, 2003. For the 2004 and 2003 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

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

Retail note volumes increased by approximately $769 million in 2004, compared with 2003. The increase was primarily due to increased retail sales of John Deere agricultural, construction and forestry and commercial and consumer equipment. Revolving charge accounts and operating loan volumes increased primarily as a result of increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity. Lease volumes increased due to increased retail sales activity in the construction and forestry market.

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

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2004 and 2003 was $203 million and $221 million, respectively. In addition, the Company provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2004 and 2003, the Company’s maximum exposure under these agreements was approximately $8 million and $10 million, respectively. The Company did not record the recourse obligations as liabilities as they are contingent liabilities that were remote at that time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

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

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $168 million at October 31, 2004, compared to $160 million at October 31, 2003. The Company’s allowance for credit losses on all Receivables financed at October 31, 2004 totaled $113 million and represented .89 percent of the total Receivables financed, compared with $124 million and 1.12 percent, respectively, at October 31, 2003. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During 2005, the Company issued $3,379 million of term debt, obtained $1,584 million of secured borrowings, maintained an average commercial paper balance of $1,720 million and received proceeds of $133 million from sales of Receivables. At October 31, 2005, the Company’s funding profile included $1,696 million of commercial paper, $1,353 million of notes payable related to on-balance sheet securitization funding, $275 million of intercompany loans from Deere & Company, $10,622 million of unsecured term debt, $1,619 million of off-balance sheet securitization funding and $1,940 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility. During 2005 and 2004, $133 million and $2,219 million, respectively, of funding was sourced from Receivables sales.

The aggregate net cash provided by operating and financing activities was primarily used to acquire additional Receivables and Leases. Net cash provided by operating activities was $383 million in 2005. Cash provided by financing activities totaled $2,578 million resulting from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $2,917 million in 2005, primarily due to Receivable and Lease acquisitions exceeding collections. Cash and cash equivalents increased $41 million during 2005.

Over the last three years, operating activities have provided $1,359 million in cash. In addition, the sale of Receivables and Leases provided $5,056 million and an increase in total net borrowings provided $4,159 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $9,898 million, and to pay $775 million in dividends. Cash and cash equivalents also increased $102 million.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s commercial paper outstanding at October 31, 2005 and 2004 was approximately $1,696 million and $1,554 million, respectively, while the total cash and cash equivalents position was $250 million and $210 million, respectively. Additionally, the Company had access to approximately $1,944 million and $2,915 million at October 31, 2005 and 2004, respectively, of cash and cash equivalents held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company).  In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, as well as public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit. See Note 6 to the Consolidated Financial Statements.

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of Deere & Company, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company. At October 31, 2005, the Company and Deere & Company jointly maintained $2,514 million of lines of credit with various banks throughout the world, $272 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2005 were long-term credit facility agreements for $1,250 million, expiring February 2009, and $625 million, expiring in 2010, for a total of $1,875 million long-term. For information regarding Deere & Company and its business, see Business of John Deere, Outlook for John Deere, Relationships of the Company with John Deere above and Exhibit 99.

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

Total interest-bearing indebtedness amounted to $13,958 million at October 31, 2005, which included $1,353 million of secured borrowings, compared with $11,467 million at October 31, 2004. Total borrowings have increased generally corresponding with the level of the Receivable and Lease portfolio and the level of cash and cash equivalents. Total short-term indebtedness amounted to $5,767 million at October 31, 2005, which included $1,353 million of secured borrowings, compared with $3,990 million at October 31, 2004 while total long-term indebtedness amounted to $8,191 million at October 31, 2005 and $7,477 million at October 31, 2004. The ratio of total interest-bearing debt to stockholder’s equity was 7.2 to 1 and 6.3 to 1 at October 31, 2005 and 2004, respectively. The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.5 to 1 at October 31, 2005.

The Company utilizes a revolving bank conduit facility, special purpose entity (SPE), to securitize floating rate retail notes. This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time. Multiple bank conduits participate in this facility, which has no final maturity date. Instead, upon the Company’s request each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the retail notes are collected. At October 31, 2005, $1,755 million was outstanding under the facility of which $695 million was recorded on the balance sheet.  See Note 4 to the Consolidated Financial Statements.

The Company issued $3,379 million and retired $1,190 million of other borrowings during the year, which were primarily medium-term notes.

The Company’s ability to meet its debt obligations is supported in a number of ways. All commercial paper issued is backed by unsecured, committed credit lines from various banks. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets. Liquidity is also provided by the Company’s ability to securitize these assets. The Company also maintains uncommitted, unsecured lines of credit with various banks. See Note 6 to the Consolidated Financial Statements.

Stockholder’s equity was $1,940 million at October 31, 2005, compared with $1,807 million and $1,933 million at October 31, 2004 and 2003, respectively.  The increase in 2005 was primarily due to net income of $275 million and an increase in the unrealized gain on derivatives of $12 million, partially offset by dividend payments of $150 million. Unrealized gains occur on cash flow hedges when rates increase. As a result of the Company’s match-funding policy, the Company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the Company’s floating rate borrowings. If interest rates remain unchanged, the unrealized gain will be realized in income and will be offset by the higher interest expense on the floating rate borrowings, effectively providing fixed rate funding.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $150 million in 2005 and $420 million in 2004. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 84 percent of the Company’s acquisition volume for 2005, compared with 82 percent for 2004. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

Off-Balance Sheet Arrangements

The Company has periodically securitized and sold retail notes to special purpose entities (SPEs) in securitizations of retail notes.  The Company used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs enabled the Company to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amount of funding the Company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. The Company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $138 million and the total assets held by SPEs related to these securitizations were $1,754 million at October 31, 2005.

At October 31, 2005, the Company had guaranteed approximately $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $7 million related to this agreement at October 31, 2005. The lease term expires in 2007.

At October 31, 2005, the Company had approximately $10 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2005, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2005 was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2005 the maximum exposure for uncollected premiums was approximately $14 million. Substantially all of the Company’s crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $633 million at October 31, 2005. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at October 31, 2005, the Company has accrued probable losses of approximately $.1 million under the MGA.

Aggregate Contractual Obligations

Most of the Company’s contractual obligations to make payments to third parties are debt obligations. In addition, the Company has off-balance sheet obligations for the purchase of services and equipment along with agreements for future lease payments. The payment schedule for these contractual obligations in millions of dollars is as follows:

	Total	Less than 1 year		1 – 3 years	3 – 5 years	More than 5 years
Total debt*	$13,912	$5,760	**	$4,373	$1,629	$2,150
Purchase obligations	210	209		1
Operating leases	38	2		34	2
Total obligations	$14,160	$5,971		$4,408	$1,631	$2,150

*                                         Principal payments

**                                  See Note 6 to the Consolidated Financial Statements

These contractual obligations do not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 15 to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2005, 2004, and 2003 were $96 million, $113 million, and $124 million, respectively.  The decreases in 2005 and 2004 were primarily due to improved credit quality and delinquency trends.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 1 basis point and 11 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the Receivable portfolios would result in an increase or decrease of approximately $8 million to the allowance for credit losses at October 31, 2005.

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

The total operating lease residual values at October 31, 2005, 2004, and 2003 were $450 million, $461 million, and $587 million, respectively.  The decrease in 2005 was primarily due to the change in product mix of operating leases.  The decrease in 2004 was primarily due to a decrease in the level of operating leases.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2005 and October 31, 2004 would have been approximately $35 million and $38 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2005 and 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2005 and 2004, were $1,959 thousand and $1,209 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2005 and 2004, were $156 thousand and $190 thousand, respectively. These services included the general assistance with the implementation of the Securities and Exchange Commission (SEC) rules pursuant to the Sarbanes-Oxley Act of 2002 and various attest services.

Tax Fees

The aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal year ended October 31, 2005 was $4 thousand. The aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax compliance, tax advice and tax planning services for the fiscal year ended October 31, 2004 was $57 thousand.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2005 and 2004.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2005 proxy statement.  During the fiscal year ended October 31, 2005, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

Date:       December 21, 2005

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

Signature	Title		Date

/s/ R. W. Lane	Director, Chairman and	)
R. W. Lane	Chief Executive Officer	)
)
)
/s/ Samuel R. Allen	Director	)
Samuel R. Allen		)
)
)
/s/ David C. Everitt	Director	)	December 21, 2005
David C. Everitt		)
)
)
/s/ James R. Jabanoski	Director	)
James R. Jabanoski		)
)
)
/s/ John J. Jenkins	Director	)
John J. Jenkins		)

Signature	Title		Date

/s/ Nathan J. Jones	Director, Senior Vice President	)
Nathan J. Jones	and Principal Financial Officer	)
)
)
/s/ H. J. Markley	Director	)
H. J. Markley		)
)
)
/s/ Stephen Pullin	Director	)	December 21, 2005
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Jon D. Volkert	Director and President	)
Jon D. Volkert		)

Table of Contents

Financial Statements:

John Deere Capital Corporation and Subsidiaries:

Statements of Consolidated Income and Retained Earnings For the Years Ended October 31, 2005, 2004 and 2003

Consolidated Balance Sheets, as of October 31, 2005 and 2004

Statements of Consolidated Cash Flows For the Years Ended October 31, 2005, 2004 and 2003

Statement of Changes in Consolidated Stockholder’s Equity For the Years Ended October 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP

111 S. Wacker Drive

Chicago, Illinois  60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries as of October 31, 2005 and 2004 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of John Deere Capital Corporation and subsidiaries’ internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of John Deere Capital Corporation and subsidiaries at October 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 16, 2005

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2005, 2004 and 2003

(in millions)

	2005	2004	2003
Revenues
Finance income earned on retail notes	$521.9	$384.4	$403.6
Lease revenues	255.7	262.6	329.9
Revolving charge account income	192.6	168.6	151.6
Finance income earned on wholesale receivables	291.4	244.7	239.0
Operating loan income	23.8	22.8	30.8
Securitization and servicing fee income	39.6	50.7	52.5
Net gain on receivables sold	5.1	46.2	46.6
Other income	46.8	39.2	42.9
Total revenues	1,376.9	1,219.2	1,296.9
Expenses
Interest expense	473.2	327.4	360.1
Operating expenses:
Administrative and operating expenses	250.7	244.7	202.4
Provision for credit losses	5.9	32.3	72.2
Fees paid to John Deere	53.2	34.4	25.5
Depreciation of equipment on operating leases	169.1	169.8	208.8
Total operating expenses	478.9	481.2	508.9
Total expenses	952.1	808.6	869.0
Income of consolidated group before income taxes	424.8	410.6	427.9
Provision for income taxes	150.7	140.6	147.7
Income of consolidated group	274.1	270.0	280.2
Equity in income of unconsolidated affiliates	.6	.6	.3
Net income	274.7	270.6	280.5
Cash dividends paid	(150.0)	(420.0)	(205.0)
Retained earnings at beginning of the year	970.0	1,119.4	1,043.9
Retained earnings at end of the year	$1,094.7	$970.0	$1,119.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2005 and 2004

(in millions)

	2005	2004
Assets
Cash and cash equivalents	$250.2	$209.5
Receivables:
Retail notes	7,893.5	6,873.7
Restricted securitized retail notes	1,340.1
Revolving charge accounts	1,527.5	1,443.8
Operating loans	384.4	380.5
Wholesale receivables	3,651.2	3,480.5
Financing leases	411.7	406.0
Total receivables	15,208.4	12,584.5
Allowance for credit losses	(96.4)	(112.6)
Total receivables – net	15,112.0	12,471.9
Other receivables	118.4	121.1
Equipment on operating leases – net	793.9	757.6
Investments in unconsolidated affiliates	4.1	3.9
Other assets	288.8	324.7
Total Assets	$16,567.4	$13,888.7
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,696.0	$1,553.8
Other notes payable	1,364.8	6.7
John Deere	275.0	1,241.2
Current maturities of long-term borrowings	2,431.6	1,187.8
Total short-term borrowings	5,767.4	3,989.5
Accounts payable and accrued expenses	503.3	448.0
Deposits withheld from dealers and merchants	166.0	167.6
Long-term borrowings	8,190.7	7,476.7
Total liabilities	14,627.4	12,081.8
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8
Retained earnings	1,094.7	970.0
Cumulative translation adjustment	18.4	23.7
Unrealized gain (loss) on derivatives	7.3	(5.1)
Unrealized gain on investments	6.8	5.5
Total accumulated other comprehensive income	32.5	24.1
Total stockholder’s equity	1,940.0	1,806.9
Total Liabilities and Stockholder’s Equity	$16,567.4	$13,888.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2005, 2004 and 2003

(in millions)

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$274.7	$270.6	$280.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5.9	32.3	72.2
Provision for depreciation and amortization	173.9	175.9	214.9
Provision (credit) for deferred income taxes	(17.2)	1.9	14.7
Undistributed earnings of unconsolidated affiliates	(.6)	(.6)	(.3)
Other	(54.0)	4.6	(90.6)
Net cash provided by operating activities	382.7	484.7	491.4

Cash Flows from Investing Activities:
Cost of receivables acquired	(28,655.0)	(26,084.3)	(20,744.1)
Collections of receivables	25,869.1	22,528.5	18,254.7
Cost of operating leases acquired	(433.4)	(358.3)	(274.7)
Proceeds from sales of equipment on operating leases	236.1	332.7	405.5
Change in notes receivable - unconsolidated affiliates		274.3	(14.5)
Proceeds from sales of receivables	132.7	2,219.3	1,729.7
Other	(66.4)	(14.2)	(1.0)
Net cash used for investing activities	(2,916.9)	(1,102.0)	(644.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	147.9	(179.1)	204.1
Increase (decrease) in other notes payable	1,357.6	(62.9)	31.8
Increase (decrease) in payable with John Deere	(966.2)	1,075.2	(515.8)
Proceeds from issuance of long-term borrowings	3,378.7	1,824.2	2,992.0
Principal payments on long-term borrowings	(1,190.4)	(1,762.6)	(2,175.1)
Dividends paid	(150.0)	(420.0)	(205.0)
Other	.2
Net cash provided by financing activities	2,577.8	474.8	332.0

Effect of exchange rate changes on cash	(2.9)	9.5	15.7
Net increase (decrease) in cash and cash equivalents	40.7	(133.0)	194.7
Cash and cash equivalents at the beginning of year	209.5	342.5	147.8
Cash and cash equivalents at the end of year	$250.2	$209.5	$342.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2003, 2004 and 2005

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2002	$1,812.0	$812.8	$1,043.9	$(44.7)
Comprehensive income
Net income	280.5		280.5
Other comprehensive income (loss)
Cumulative translation adjustment	15.7			15.7
Unrealized gain on derivatives	24.8			24.8
Unrealized gain on investments	5.0			5.0
Total comprehensive income	326.0
Dividends paid	(205.0)		(205.0)
Balance October 31, 2003	1,933.0	812.8	1,119.4	.8
Comprehensive income
Net income	270.6		270.6
Other comprehensive income (loss)
Cumulative translation adjustment	10.2			10.2
Unrealized gain on derivatives	14.2			14.2
Unrealized loss on investments	(1.1)			(1.1)
Total comprehensive income	293.9
Dividends paid	(420.0)		(420.0)
Balance October 31, 2004	1,806.9	812.8	970.0	24.1
Comprehensive income
Net income	274.7		274.7
Other comprehensive income (loss)
Cumulative translation adjustment	(5.3)			(5.3)
Unrealized gain on derivatives	12.4			12.4
Unrealized gain on investments	1.3			1.3
Total comprehensive income	283.1
Dividends paid	(150.0)		(150.0)
Balance October 31, 2005	$1,940.0	$812.8	$1,094.7	$32.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Argentina, Australia, France (through a joint venture), Germany, Ireland, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), South Africa (through a cooperation agreement), Spain, the United Kingdom and the U.S. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and customer guarantees from certain John Deere dealers and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by the Equipment Operations. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Lease held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Certain special purpose entities (SPEs) related to the securitization of financing receivables for secured borrowings, which are also variable interest entities (VIEs), are consolidated since the Company is the primary beneficiary for these VIEs. Certain other SPEs related to the securitization and sale of financing receivables, which are also VIEs, are not consolidated since the Company does not control these entities, and they either meet the requirements of qualified SPEs or the Company is not the primary beneficiary.  In addition, the specified assets in these unconsolidated VIEs related to the Company’s securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation (see Note 4).

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

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms.

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 4). For securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax in other comprehensive income, which is part of stockholder’s equity. Other-than-temporary impairments are recorded in net income. For securitizations that qualify as collateral for secured borrowings, no gains or losses are recognized at the time of securitization. These receivables remain on the balance sheet and are classified as “Restricted securitized retail notes.” The Company recognizes finance income over the lives of these retail notes using the interest method.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method (see Note 5).

Derivative Financial Instruments

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as either a cash flow hedge or a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income and offset to the extent the hedge was effective by the fair value changes in the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued and any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 17 for further information).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder’s equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net loss for 2005 was $.5 million and for 2004 was $1.0 million, compared to a foreign exchange pretax net gain of $1.7 million in 2003.

New Accounting Standards to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effective date for the Company is the beginning of fiscal year 2006. Certain employees of the Company participate in Deere & Company share-based compensation plans. The expected impact of the adoption on the Company’s net income in fiscal year 2006 will be an expense of approximately $5 million after-tax.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed.  The effective date is the beginning of fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2005		2004
	Unrestricted	Restricted	Unrestricted
Agricultural equipment – new	$3,814.1	$588.2	$3,548.6
Agricultural equipment – used	1,864.1	699.7	1,343.5
Construction and forestry equipment – new	1,808.2	164.5	1,364.4
Construction and forestry equipment – used	140.2	73.8	173.0
Commercial and consumer equipment – new	1,060.1		1,023.9
Commercial and consumer equipment – used	78.6		69.9
Recreational products	35.5		51.9
Total	8,800.8	1,526.2	7,575.2
Unearned finance income:
Equipment	(894.5)	(186.1)	(683.0)
Recreational products	(12.8)		(18.5)
Total	(907.3)	(186.1)	(701.5)
Retail notes receivable	$7,893.5	$1,340.1	$6,873.7

Retail notes acquired by the Company during the years ended October 31, 2005, 2004 and 2003 had an estimated average original term (based on dollar amounts) of 53, 54 and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2005, 2004 and 2003 was 35 months.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2005		2004
	Unrestricted	Restricted	Unrestricted
Due in:
0-12 months	$2,722.5	$376.2	$2,507.0
13-24 months	2,245.0	367.4	1,951.7
25-36 months	1,712.3	330.7	1,455.1
37-48 months	1,162.6	278.2	918.8
49-60 months	735.7	153.2	540.2
Over 60 months	222.7	20.5	202.4
Total	$8,800.8	$1,526.2	$7,575.2

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	3-7 crop years
Monthly payments	20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-7 years
Monthly payments	10%	36-84 months

During 2005, 2004 and 2003, the Company received proceeds from the sale of Receivables (including securitized sales) of $133 million, $2,219 million and $1,730 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2005, 2004 and 2003 was $140 million, $203 million and $221 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2005 and 2004, the maximum exposure under these agreements was approximately $7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2005, 2004 and 2003, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $1,719 million, $3,052 million and $2,595 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2005, the average effective yield on retail notes held by the Company was approximately 6.6 percent, compared with 6.3 percent in 2004 and 7.1 percent in 2003. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases.  The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 22 percent in 2005, 25 percent in 2004 and 28 percent in 2003.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2005 and 2004 totaled $1,528 million and $1,444 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers or through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $384 million and $381 million at October 31, 2005 and 2004, respectively.

Financing Leases

The Company leases agricultural, construction and forestry, commercial and consumer and certain other equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term using the interest method. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2005	2004
Agricultural equipment	$219.5	$203.5
Construction and forestry equipment	117.4	89.8
Commercial and consumer equipment	95.0	98.8
Other equipment	7.4	47.4
Total	439.3	439.5
Estimated residual values	37.0	30.9
Unearned finance income	(64.6)	(64.4)
Financing leases receivable	$411.7	$406.0

Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2005	2004
Due in:
0-12 months	$185.3	$180.7
13-24 months	118.5	121.3
25-36 months	77.1	79.5
37-48 months	38.8	37.5
Over 48 months	19.6	20.5
Total	$439.3	$439.5

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

Wholesale Receivables

The Company also finances wholesale inventories of John Deere engines, agricultural equipment, commercial and consumer equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all of wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2005	2004	2003
Balance, beginning of the year	$112.6	$123.8	$118.3
Provision for credit losses	5.9	32.3	72.2
Total net write-offs	(22.3)	(34.3)	(56.1)
Other changes related to receivable sales and purchases and translation adjustments	.2	(9.2)	(10.6)
Balance, end of the year	$96.4	$112.6	$123.8

The allowance for credit losses represented .63 percent, .89 percent and 1.12 percent of Receivables financed at October 31, 2005, 2004 and 2003, respectively. In addition, the Company had $166 million, $168 million and $160 million at October 31, 2005, 2004 and 2003, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

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

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2005		October 31, 2004		October 31, 2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$8.1	.13%	$9.9	.22%	$10.7	.27%
Construction and forestry equipment	4.6	.23	4.7	.33	12.1	1.01
Commercial and consumer equipment	1.1	.11	1.1	.11	1.3	.14
Recreational products	.1	.44	.1	.30	.1	.19
Total retail notes	13.9	.15	15.8	.23	24.2	.40
Revolving charge accounts*	12.5	.82	12.6	.87	12.0	1.07
Operating loans			.9	.24	1.3	.24
Wholesale receivables	1.7	.05	7.9	.23	5.9	.20
Financing leases	4.5	1.09	3.2	.79	4.2	.98
Total Receivables	$32.6	.21	$40.4	.32	$47.6	.43

*                 Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.6	.25%	$15.1	.34%	$20.3	.51%
Construction and forestry equipment	10.3	.52	7.1	.51	15.7	1.31
Commercial and consumer equipment	5.2	.51	2.5	.25	3.0	.33
Recreational products	.4	1.76	.4	1.20	.6	1.17
Total retail notes	31.5	.34	25.1	.37	39.6	.65
Revolving charge accounts	.5	.03
Operating loans	23.9	6.22	24.1	6.33	21.8	4.03
Wholesale receivables	1.6	.04	1.1	.03	11.2	.39
Financing leases	9.6	2.33	6.6	1.63	13.4	3.14
Total Receivables	$67.1	.44	$56.9	.45	$86.0	.77

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(1.9)	(.04)%	$1.7	.04%	$2.8	.08%
Construction and forestry equipment	2.1	.13	4.8	.38	16.2	1.37
Commercial and consumer equipment	.5	.05	.4	.04	.9	.12
Recreational products	.7	2.49	1.0	2.37	.6	.94
Total retail notes	1.4	.02	7.9	.13	20.5	.36
Revolving charge accounts	20.4	1.51	13.8	1.16	21.3	2.14
Operating loans	(.3)	(.08)	2.7	.59	2.7	.53
Wholesale receivables	.4	.01	6.8	.20	3.9	.11
Financing leases	.4	.10	3.1	.75	7.7	1.76
Total Receivables	$22.3	.16	$34.3	.30	$56.1	.50

Note 4.   Retail Note Securitizations

Secured Borrowings

Beginning in 2005, the Company’s new securitizations of receivables held by special purpose entities (SPEs) met the criteria for secured borrowings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are classified as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2.0 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $42 million as of October 31, 2005. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold, discussed below. The Company recognizes finance income on these restricted retail notes using the interest method and provides for credit losses incurred over the lives of the retail notes in the allowance for credit losses.

The total components of consolidated restricted assets related to securitization borrowings at October 31 were as follows (in millions of dollars):

2005
Restricted securitized retail notes	$1,340.1
Allowance for credit losses	(6.3)
Other assets	62.5
Total restricted securitized assets	$1,396.3

The components of consolidated secured liabilities related to securitizations at October 31 were as follows (in millions of dollars):

2005
Other notes payable	$1,353.0
Accounts payable and accrued expenses	2.1
Total liabilities related to restricted securitized assets	$1,355.1

A portion of the restricted retail notes totaling $690 million on the balance sheet were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary, however, the transfer qualified as a secured financing rather than a sale. The borrowings related to these restricted retail notes included above are the obligations to this SPE that are payable as the retail notes are liquidated. The remaining restricted retail notes totaling $650 million were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of the consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities from the Capital Corporation. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At October 31, 2005, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

Sales of Receivables

Prior to 2005 the Company periodically sold receivables to special purpose entities (SPEs) in securitizations of retail notes.  It retains interest-only strips, servicing rights and, in some cases, reserve accounts and subordinated certificates, all of which are retained interests in the securitized receivables. The retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The Company retains the rights to certain future cash flows and in the U.S. transactions receive annual servicing fees approximating one percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing. The Company’s maximum exposure under recourse provisions related to securitizations at October 31, 2005 and 2004 was $138 million and $202 million, respectively. The recourse provisions include the fair value of the retained interests and all other recourse obligations contractually specified in the securitization agreements. The Company does not record the other recourse obligations as liabilities as they are contingent liabilities that are remote at this time.  Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due.  The Company’s retained interests are subordinate to investor’s interests and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2005 and 2004 were $1,754 million and $3,166 million, respectively.

Pretax gains on securitized retail notes sold (none in 2005) and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2004	2003
Pretax gains in millions	$45	$43
Weighted-average maturity in months	20	21
Average annual prepayment rate	20%	19%
Average expected annual credit losses	.37%	.40%
Discount rate on retained interests and subordinate tranches	13%	13%

Cash flows received from securitization trusts for retail notes sold in millions of dollars were as follows:

	2005	2004	2003
Proceeds from new securitizations		$2,146	$1,666
Servicing fees received	$22	30	24
Other cash flows received	38	60	47

Components of retained interest in securitized retail notes sold at October 31 are as follows (in millions of dollars):

	2005	2004
Interest only strips	$48	$66
Reserve accounts held for benefit of securitization entities	69	43
Subordinated certificates	7	16
Total retained interests	$124	$125

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2005	2004
Securitized retail notes sold
Carrying amount/fair value of retained interests	$124	$125
Weighted-average life (in months)	14	16
Prepayment speed assumption (annual rate)	19%	20%
Impact on fair value of 10% adverse change	$.6	$1.7
Impact on fair value of 20% adverse change	$1.2	$3.4
Expected credit losses (annual rate)	.48%	.38%
Impact on fair value of 10% adverse change	$.8	$1.8
Impact on fair value of 20% adverse change	$1.6	$3.7
Residual cash flows discount rate (annual)	10%	13%
Impact on fair value of 10% adverse change	$2.5	$3.5
Impact on fair value of 20% adverse change	$4.9	$6.8

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

Principal balances of owned, securitized retail notes sold and total managed retail notes, past due amounts and net credit losses, as of and for the years ended October 31, 2005 and October 31, 2004 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2005
Owned	$8,983	$13	$1
Securitized retail notes sold	1,619	6	3
Managed	$10,602	$19	$4

2004
Owned	$6,749	$16	$8
Securitized retail notes sold	2,955	8	5
Managed	$9,704	$24	$13

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Securitized Retail Notes Sold In
	2004	2003
Actual and Projected Credit Losses as of:
October 31, 2005	.40%	.36%
October 31, 2004	.58%	.50%
October 31, 2003		.64%

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2005	2004
Agricultural equipment	$377.6	$437.4
Construction and forestry equipment	528.3	439.9
Commercial and consumer equipment	153.4	157.1
Other equipment	16.0	29.2
Total	1,075.3	1,063.6
Accumulated depreciation	(281.4)	(306.0)
Equipment on operating leases – net	$793.9	$757.6

Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2005	2004
Due in:
0-12 months	$196.4	$176.1
13-24 months	125.5	109.6
25-36 months	65.8	50.6
37-48 months	26.9	20.7
Over 48 months	9.3	9.3
Total	$423.9	$366.3

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $1 million, $1 million and $2 million at October 31, 2005, 2004 and 2003, respectively.

Note 6.   Short-Term Borrowings

On October 31, 2005, short-term borrowings were $5,767 million, $1,696 million of which was commercial paper. Short-term borrowings were $3,990 million on October 31, 2004, $1,554 million of which was commercial paper. The Company’s short-term borrowings include $1,353 million of secured borrowings at October 31, 2005 (see Note 4). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings based on the expected liquidations of the retail notes

in millions of dollars is as follows: 2006 - $522, 2007 - $363, 2008 - $248, 2009 - $157, 2010 - $56 and later years $7. The Company’s short-term debt also includes amounts borrowed from John Deere, which totaled $275 million and $1,241 million at October 31, 2005 and 2004, respectively. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings at October 31, 2005 and 2004, excluding current maturities of long-term borrowings, was 4.0 percent and 2.6 percent, respectively.

At October 31, 2005, the Company and Deere & Company jointly maintained $2,514 million of lines of credit with various banks throughout the world, $272 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2005 were long-term credit facility agreements for $1,250 million, expiring February 2009, and $625 million, expiring in 2010, for a total of $1,875 million long-term. The agreements are mutually extendable and the annual facility fee is not significant. The credit agreements have various requirements of the Company, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter (as described below) and the Company’s ratio of senior debt, excluding secured borrowings, to total stockholder’s equity at not more than 8 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. The Company’s ratio of senior debt to total stockholder’s equity was 6.5 to 1 at October 31, 2005 compared to 6.3 to 1 at October 31, 2004. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million.  This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2005 and 2004, the Company’s ratios were 1.88 to 1 and 2.23 to 1, respectively, and never less than 1.74 to 1 and 2.19 to 1 for any fiscal quarter of 2005 and 2004, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

Note 7.   Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2005		2004
Senior Debt:**
Medium-term notes due 2005-2010 (principal $4,308 - 2005, $2,809 - 2004):
Average interest rate of 4.2% - 2005, 3.7% - 2004	$4,296	*	$2,815	*
5.125% Notes due 2006 ($600 principal):
Swapped $300 million to variable interest rate of 2.7% - 2004			620	*
4.5% Notes due 2007 ($500 principal):
Swapped $300 million to variable interest rate of 4.5% - 2005, 2.4% - 2004	498	*	510	*
3.9% Notes due 2008 ($850 principal):
Swapped $350 million to variable interest rate of 4.7% - 2005	835	*	850	*
Swapped $525 million to variable interest rate of 2.6% - 2004
6% Notes due 2009 ($300 principal):
Swapped to variable interest rate of 4.0% - 2005, 1.9% - 2004	308	*	327	*
7% Notes due 2012 ($1,500 principal):
Swapped $1,225 million to variable interest rate of 4.8% - 2005, 2.9% - 2004	1,592	*	1,674	*
5.1% Debentures due 2013 ($650 principal):
Swapped to variable interest rate of 4.8% - 2005, 2.7% - 2004	627	*	658	*
Other Notes	44		35
Total senior debt	8,200		7,489
Unamortized debt discount	(9)		(12)
Total	$8,191		$7,477

*                                         Includes fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2006 - $2,424, 2007 - $2,448, 2008 - $1,925, 2009 - $1,103 and 2010 - $526.

Note 8.   Leases

Total rental expense for operating leases was $5 million, $4 million and $5 million for 2005, 2004 and 2003, respectively. At October 31, 2005, future minimum lease payments under operating leases amounted to $38 million as follows (in millions of dollars): 2006 - $2, 2007 - $32, 2008 - $1, 2009 - $1, 2010 - $1 and later years $1.

Note 9.   Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2005 or 2004. At October 31, 2005, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 10. Dividends

The Capital Corporation declared and paid $150 million in dividends to John Deere Credit Company in 2005 and $420 million in 2004.  In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 11. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $4.1 million in 2005, $3.9 million in 2004 and $7.0 million in 2003. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $5.5 million in 2005, $6.5 million in 2004 and $4.2 million in 2003. Further disclosure for these plans is included in the notes to the Deere & Company 2005 Annual Report on Form 10-K.

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

Deferred Income Taxes

Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred lease income		$154.3		$157.4
Income and gains from securitizations		16.6		25.2
Tax over book depreciation		4.9		6.4
Deferred retail note finance income		2.8		3.2
Allowance for credit losses	$42.6		$50.6
Accrual for retirement and other benefits	20.9		11.5
Unrealized gain/loss on derivatives		3.9	2.8
Net operating loss carry forward	3.9		3.5
Miscellaneous accruals and other	2.4		1.5
Total	$69.8	$182.5	$69.9	$192.2

The provision for income taxes consisted of the following (in millions of dollars):

	2005	2004	2003
Current	$167.9	$138.7	$133.0
Deferred	(17.2)	1.9	14.7
Total provision for income taxes	$150.7	$140.6	$147.7

At October 31, 2005, certain tax loss and tax credit carryforwards for $3.9 million were available with $3.6 million expiring from 2006 through 2022 and $.3 million with an unlimited expiration date.

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2005	2004	2003
U.S. federal income tax provision at a statutory rate of 35 percent	$148.7	$143.7	$149.8
Municipal lease income not taxable	(1.3)	(1.3)	(1.3)
Taxes on foreign activities	.3	(.8)	(1.3)
Nondeductible costs and other – net	3.0	(1.0)	.5
Total provision for income taxes	$150.7	$140.6	$147.7

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The deduction is 85 percent of certain foreign earnings that are repatriated. During 2005, the Company did not recognize a tax benefit related to the repatriation of foreign earnings under the Act.

Note 13.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2005	2004	2003
Compensation and benefits	$169.3	$168.0	$131.7
Other	81.4	76.7	70.7
Total	$250.7	$244.7	$202.4

Note 14.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest incurred on borrowings in 2005, 2004 and 2003 were $484 million, $325 million and $348 million, respectively. Cash payments for income taxes during these same periods were $164 million, $136 million and $131 million, respectively.

Note 15.  Commitments and Contingent Liabilities

The Company has guaranteed certain recourse obligations on Receivables that it has sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2005, the maximum amount of exposure to losses under these agreements was $140 million. The estimated credit risk associated with sold receivables totaled $9 million at October 31, 2005. This risk of loss is recognized primarily in the retained interests recorded on the Company’s balance sheet (See Note 4). The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At October 31, 2005, the maximum remaining term of the Receivables guaranteed was approximately five years.

At October 31, 2005, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $206 million of commercial paper and $555 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At October 31, 2005, the Company’s maximum exposure under these agreements was approximately $7 million.

At October 31, 2005, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease.  The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $7 million related to this agreement at October 31, 2005. The lease term expires in 2007.

At October 31, 2005, the Company had approximately $10 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2005, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2005 was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31,

2005 the maximum exposure for uncollected premiums was approximately $14 million. Substantially all of the Company’s crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $633 million at October 31, 2005. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at October 31, 2005, the Company has accrued probable losses of approximately $.1 million under the MGA.

At October 31, 2005, the Company had commitments of approximately $205 million for the purchase of wind turbine equipment.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and pre-approved Receivables. These commitments generally have fixed expiration dates or other termination clauses. A significant portion of these commitments are expected to expire without being fully drawn upon, therefore, the total commitment amounts do not necessarily represent a future cash requirement. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $1.7 billion and $1.1 billion at October 31, 2005 and 2004, respectively. The amount of unused commitments to extend credit to customers was $28.7 billion and $24.8 billion at October 31, 2005 and 2004, respectively. Over 95 percent of these unused commitments to customers relate to revolving charge accounts.

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

Note 16. Other Comprehensive Income Items

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2003
Change in cumulative translation adjustment	$15.7		$15.7
Unrealized holding gain and net gain on investments*	7.7	$(2.7)	5.0
Unrealized gain (loss) on derivatives:
Hedging loss	(32.9)	11.8	(21.1)
Reclassification of realized net loss to net income	69.5	(23.6)	45.9
Net unrealized gain on derivatives	36.6	(11.8)	24.8
Total other comprehensive income	$60.0	$(14.5)	$45.5

2004
Change in cumulative translation adjustment	$10.2		$10.2
Unrealized holding loss and net loss on investments*	(1.7)	$.6	(1.1)
Unrealized gain (loss) on derivatives:
Hedging loss	(20.0)	6.4	(13.6)
Reclassification of realized net loss to net income	42.0	(14.2)	27.8
Net unrealized gain on derivatives	22.0	(7.8)	14.2
Total other comprehensive income	$30.5	$(7.2)	$23.3

2005
Change in cumulative translation adjustment	$(5.3)		$(5.3)
Unrealized holding gain and net gain on investments*	2.0	$(.7)	1.3
Unrealized gain (loss) on derivatives:
Hedging gain	8.1	(3.2)	4.9
Reclassification of realized net loss to net income	11.0	(3.5)	7.5
Net unrealized gain on derivatives	19.1	(6.7)	12.4
Total other comprehensive income	$15.8	$(7.4)	$8.4

*              Reclassification of retained interest realized gains or losses to net income were not material.

Note 17.  Financial Instruments

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value

Receivables financed (excluding restricted)	$13,778	$13,609	$12,472	$12,414

Restricted securitized retail notes	$1,334	$1,315

Short-term secured borrowings*	$1,353	$1,347

Long-term borrowings	$8,191	$8,244	$7,477	$7,838

*              See Note 6.

Fair Value Estimates

Fair values of the long-term Receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Derivatives

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet (see Note 1).

Interest Rate Swaps

The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded.

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  The amount of the gain recorded in other comprehensive income at October 31, 2005 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $5 million after-tax. These swaps mature in up to 44 months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material. The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The Company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized currently in earnings. These instruments relate to swaps that are used to facilitate certain borrowings.

Foreign Exchange Forward Contracts and Swaps

The Company has entered into foreign exchange forward contracts and swaps in order to manage the currency exposure of certain receivables and liabilities. These derivatives were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from these foreign currency derivatives are recognized currently in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The Company has designated cross currency interest rate swaps as fair value hedges of certain borrowings. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The Company has also designated foreign exchange forward contracts and currency swaps as cash flow hedges of certain borrowings. The effective portion of the fair value gains or losses on these forward contracts and swaps is recorded in other comprehensive income and subsequently reclassified into other operating expenses as payments are accrued and these instruments approach maturity. This offsets the exchange rate effects on the borrowing being hedged included in other operating expenses.

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts, swaps, or options designated as hedges were recognized currently in earnings and were not material. The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

Note 18.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the U.S. and countries outside the U.S. is disclosed below. Geographic area information for the years ended October 31, 2005, 2004, and 2003 is presented below (in millions of dollars):

	2005	2004	2003
Revenues:
U.S.	$1,200	$1,062	$1,172
Outside the U.S.	177	157	125
Total	$1,377	$1,219	$1,297

Operating profit:
U.S.	$384	$377	$406
Outside the U.S.	42	34	22
Total	$426	$411	$428

Receivables:
U.S.	$12,979	$10,411	$9,389
Outside the U.S.	2,229	2,174	1,711
Total	$15,208	$12,585	$11,100

Note 19.  Unconsolidated Affiliated Companies

The Capital Corporation’s affiliated companies are those in which it generally maintains 20 to 50 percent ownership. These companies are not controlled by the Capital Corporation and are accounted for by the equity method. The Company’s equity in the income of these affiliates is reported in the consolidated income statement under “Equity in income of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2005	2004	2003
Operations:
Finance income	$5.2	$5.0	$3.7
Net income	1.2	1.2	.5
The Company’s equity in net income	.6	.6	.3

	October 31,
	2005	2004
Financial Position:
Total assets	$42.2	$38.3
Total external debt	26.3	25.6
Total net assets	8.2	7.8
The Company’s share of net assets	4.1	3.9

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2005:
Revenues	$305.7	$333.4	$363.5	$374.3	$1,376.9
Interest expense	92.6	108.0	128.0	144.6	473.2
Operating expenses	108.4	131.5	117.6	121.4	478.9
Provision for income taxes	36.7	32.5	41.7	39.8	150.7
Equity in income of unconsolidated affiliates	.2	.1	.1	.2	.6
Net income	$68.2	$61.5	$76.3	$68.7	$274.7

2004:
Revenues	$299.2	$314.7	$300.8	$304.5	$1,219.2
Interest expense	81.7	80.8	79.2	85.7	327.4
Operating expenses	111.5	132.0	123.3	114.4	481.2
Provision for income taxes	36.9	34.6	33.7	35.4	140.6
Equity in income of unconsolidated affiliates	.2	.1	.1	.2	.6
Net income	$69.3	$67.4	$64.7	$69.2	$270.6

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2005, Securities and Exchange Commission file number 1-4121*)

4.2

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005 (Exhibit 4.2 to Form 10-Q of Deere & Company for the quarter ended January 31, 2005, Securities and Exchange Commission file number 1-4121*)

4.3

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank, N. A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2004, Securities and Exchange Commission file number 1-4121*)

4.4

Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998*)

4.5

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.6

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Finance S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2005 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.