Form 10-Q
period 2006-01-31
DEERE JOHN CAPITAL CORP
filed 2006-02-24
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

At January 31, 2006, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Three Months Ended January 31, 2006 and 2005

(Unaudited)

(in millions)

	2006	2005
Revenues
Finance income earned on retail notes	$160.0	$112.7
Lease revenues	66.6	63.6
Revolving charge account income	45.7	41.1
Finance income earned on wholesale receivables	72.7	60.4
Operating loan income	7.1	5.3
Securitization and servicing fee income	8.2	11.2
Net gain (loss) on receivables sold	(.1)	3.9
Other income	14.4	7.5
Total revenues	374.6	305.7
Expenses
Interest expense	154.3	92.6
Operating expenses:
Administrative and operating expenses	56.6	54.1
Provision (credit) for credit losses	2.2	(1.8)
Fees paid to John Deere	9.7	13.9
Depreciation of equipment on operating leases	44.4	42.2
Total operating expenses	112.9	108.4
Total expenses	267.2	201.0
Income of consolidated group before income taxes	107.4	104.7
Provision for income taxes	37.4	36.7
Income of consolidated group	70.0	68.0
Equity in income of unconsolidated affiliates	.1	.2
Net income	70.1	68.2
Cash dividends paid		(85.0)
Retained earnings at beginning of period	1,094.7	970.0
Retained earnings at end of period	$1,164.8	$953.2

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2006	2005	2005
Assets
Cash and cash equivalents	$148.1	$250.2	$270.7
Receivables:
Retail notes	7,948.6	7,893.5	7,361.8
Restricted securitized retail notes	1,458.6	1,340.1
Revolving charge accounts	1,193.4	1,527.5	1,154.9
Operating loans	364.3	384.4	356.9
Wholesale receivables	3,730.6	3,651.2	3,486.0
Financing leases	397.4	411.7	397.1
Total receivables	15,092.9	15,208.4	12,756.7
Allowance for credit losses	(94.1)	(96.4)	(107.4)
Total receivables — net	14,998.8	15,112.0	12,649.3
Other receivables	119.6	118.4	89.4
Equipment on operating leases — net	782.3	793.9	740.4
Investment in unconsolidated affiliates	6.0	4.1	4.2
Other assets	425.9	288.8	273.5
Total Assets	$16,480.7	$16,567.4	$14,027.5
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,675.0	$1,696.0	$1,586.7
Other notes payable	1,546.6	1,364.8	13.1
John Deere	.3	275.0	1,156.2
Current maturities of long-term borrowings	2,098.4	2,431.6	1,586.2
Total short-term borrowings	5,320.3	5,767.4	4,342.2
Accounts payable and accrued expenses	497.5	503.3	423.9
Deposits withheld from dealers and merchants	166.7	166.0	165.9
Long-term borrowings	8,483.4	8,190.7	7,293.9
Total liabilities	14,467.9	14,627.4	12,225.9
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,164.8	1,094.7	953.2
Cumulative translation adjustment	19.4	18.4	28.8
Unrealized gain on derivatives	7.4	7.3	1.5
Unrealized gain on investments	8.4	6.8	5.3
Total accumulated other comprehensive income	35.2	32.5	35.6
Total stockholder’s equity	2,012.8	1,940.0	1,801.6
Total Liabilities and Stockholder’s Equity	$16,480.7	$16,567.4	$14,027.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2006 and 2005

(Unaudited)

(in millions)

	2006	2005
Cash Flows from Operating Activities:
Net income	$70.1	$68.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2.2	(1.8)
Provision for depreciation and amortization	45.4	43.6
Credit for deferred income taxes	(1.8)	(6.3)
Undistributed earnings of unconsolidated affiliates	(.1)	(.2)
Other	(44.9)	(27.5)
Net cash provided by operating activities	70.9	76.0

Cash Flows from Investing Activities:
Cost of receivables acquired	(6,138.1)	(5,490.2)
Collections of receivables	6,251.3	5,351.4
Cost of operating leases acquired	(82.7)	(78.2)
Proceeds from sales of equipment on operating leases	44.7	56.0
Proceeds from sales of receivables	17.8	57.9
Purchase of property and equipment	(32.3)	(.4)
Other	(70.6)	9.8
Net cash used for investing activities	(9.9)	(93.7)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper	(28.0)	15.5
Increase in other notes payable	181.8	4.0
Decrease in payable with John Deere	(274.7)	(85.0)
Proceeds from issuance of long-term borrowings	354.7	253.5
Principal payments on long-term borrowings	(393.5)	(23.8)
Dividends paid		(85.0)
Net cash provided by (used for) financing activities	(159.7)	79.2

Effect of exchange rate changes on cash	(3.4)	(.3)
Net increase (decrease) in cash and cash equivalents	(102.1)	61.2
Cash and cash equivalents at beginning of period	250.2	209.5
Cash and cash equivalents at end of period	$148.1	$270.7

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

Certain amounts for prior years have been reclassified to conform with 2006 financial statement presentations.

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

(3)                                                                                  The Company’s ratio of earnings to fixed charges was 1.69 to 1 for the first quarter of 2006, compared with 2.11 to 1 for the first quarter of 2005. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                                                                                  Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2006	2005
Net Income	$70.1	$68.2

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1.0	5.1
Unrealized gain (loss) on investments	1.6	(.2)
Unrealized gain on derivatives	.1	6.6
Total comprehensive income	$72.8	$79.7

(5)                                                                                  Beginning in 2005, the Company’s new securitizations of receivables held by special purpose entities (SPEs) met the criteria for secured borrowings rather than sales of receivables under Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $37 million as of January 31, 2006. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold, discussed below.

The components of consolidated restricted assets related to securitizations were as follows (in millions of dollars):

	January 31,	October 31,
	2006	2005
Restricted securitized retail notes	$1,458.6	$1,340.1
Allowance for credit losses	(7.2)	(6.3)
Other assets	135.1	62.5
Total restricted securitized assets	$1,586.5	$1,396.3

The components of consolidated secured liabilities related to securitizations were as follows (in millions of dollars):

	January 31,	October 31,
	2006	2005
Other notes payable	$1,535.8	$1,353.0
Accounts payable and accrued expenses	2.2	2.1
Total liabilities related to restricted securitized assets	$1,538.0	$1,355.1

A portion of the restricted retail notes totaling $880 million at January 31, 2006 and $690 million at October 31, 2005 on the balance sheet were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary, however, the transfer qualified as a secured financing rather than a sale. The borrowings related to these restricted retail notes included above are the obligations to this SPE that are payable as the retail notes are liquidated. The remaining restricted retail notes totaling $579 million at January 31, 2006 and $650 million at October 31, 2005 were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of this consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities from the Capital Corporation. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At January 31, 2006, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

The Company has guarantees for certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2006, the maximum amount of exposure to losses under these agreements was $138 million. The estimated risk associated with the sold receivables totaled $6 million at January 31, 2006. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet. The retained interests are related to assets held by unconsolidated SPEs. At January 31, 2006, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $1,520 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At January 31, 2006, the maximum remaining term of the Receivables sold was approximately five years.

At January 31, 2006, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $163 million of commercial paper and $653 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At January 31, 2006, the Company’s maximum exposure under these agreements was approximately $7 million.

At January 31, 2006, the Company had guaranteed $30 million of residual value related to property being used by the Company under an operating lease. The Company is obligated at the end of the lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for this future estimated lease payment over the life of the operating lease and had accrued expenses of $7 million related to this agreement at January 31, 2006. The lease term expires in 2007.

At January 31, 2006, the Company had approximately $7 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2006, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2006 was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2006 the maximum exposure for uncollected premiums was approximately $2.1 million. Substantially all of the Company’s crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 21 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $21 million at January 31, 2006. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at January 31, 2006, the Company has accrued probable losses of approximately $.1 million under the MGA.

At January 31, 2006, the Company had commitments of approximately $175 million for the purchase of wind turbine equipment.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. A significant portion of these commitments is not expected to be fully drawn upon, therefore, the total commitment amounts likely do not represent a future cash requirement. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.1 billion at January 31, 2006. The amount of unused commitments to extend credit to customers was $30.7 billion at January 31, 2006. Over 95 percent of these unused commitments to customers relate to revolving charge accounts and the Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time.  The remainder of the commitments generally have fixed expiration dates or other termination clauses.

(6)                                                          New Accounting Standard Adopted

Certain employees of the Company participate in Deere & Company share-based compensation plans. Accordingly, in the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment. The Company adopted the new Statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in the first quarter of 2006 related to stock options was an additional expense of $3 million pretax, or $2 million after-tax. Also under the new standard, excess income tax benefits related to share-based compensation expense that are recognized directly in equity are considered financing rather than operating cash flow activities. The effect of adoption of the new standard on cash flows in the first quarter of 2006 was not material. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2006.

New Accounting Standard to be Adopted

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets. The effective date is the beginning of fiscal year 2007. It will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the year of adoption. The adoption of the Statement is not expected to have a material effect on the Company’s financial position or net income.

(7)                                                                                  The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.2 million in the first three months of 2006. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.1 million during the first three months of 2006. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2006.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The Company primarily generates revenues and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers.  In addition, the Company provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy development.

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business.  Global farm fundamentals remain generally positive due in large part to favorable levels of carryover stocks of wheat and corn. However, industry sales of agricultural equipment in 2006 are expected to be down about 5 percent in the U.S. and Canada, down about 5 percent in Western Europe and down about 20 percent in South America. Deere & Company’s agricultural equipment sales were down 6 percent for the first quarter of 2006 and are forecast to be flat to down 2 percent for the year. Deere & Company’s commercial and consumer equipment sales increased 20 percent in the first quarter of 2006 and are expected to increase approximately 10 to 12 percent for the year with support from new products, an assumed return to more normal weather patterns and higher landscapes business sales. Construction and forestry markets are forecast to experience further growth in 2006 as a result of a positive level of construction spending, especially in the nonresidential sector. Deere & Company’s construction and forestry sales increased 18 percent in the first quarter of 2006 and are forecast to increase 8 to 10 percent in 2006. The Company expects to report net income of approximately $285 million in 2006.

2006 Compared with 2005

Net income was $70.1 million for the first quarter of 2006, compared with $68.2 million for the same period a year ago. The increase was primarily due to growth in the portfolio, partially offset by lower financing spreads and a higher provision for credit losses.

Revenues totaled $374.6 million for the first quarter of 2006, compared to $305.7 million for the same period in 2005. The increase was primarily due to an 18 percent increase in the average balance of Receivables and Leases financed during the first three months of 2006 compared to the first three months of 2005. Finance income earned on retail notes totaled $160.0 million for the first three months of 2006, up $47.3 million compared to $112.7 million for the same period in 2005. This increase was primarily due to a 30 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues totaled $66.6 million in the first three months of 2006, compared to $63.6 million in the first three months of 2005. This increase was primarily due to a 6 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $45.7 million in the first three months of 2006, an 11 percent increase over revenues of $41.1 million during the same period last year. The increase was primarily due to growth of Farm Plan™ and PowerPlan® receivables in the first three months of 2006, compared with the same period last year. Finance income earned on wholesale receivables totaled $72.7 million for the first three months of 2006, compared to $60.4 million for the same period in 2005. This increase was primarily due to increasing yields and a 3 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $7.1 million in the first three months of 2006, compared to $5.3 million in the first three months of 2005. The increase was due to a higher average balance of operating loan accounts and increasing yields. Revenues earned from Deere & Company totaled $99.6 million for the first quarter of 2006, compared to $86.5 million for the same period last year.

The net loss on receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $.1 million for the first quarter of 2006, compared to a net gain of $3.9 million for the same period a year ago.

Interest expense totaled $154.3 million for the first quarter of 2006, compared to $92.6 million for the same period in 2005. The increase was due to higher average borrowings and increases in borrowing rates.

Administrative and operating expenses were $56.6 million in the first quarter of 2006, compared with $54.1 million in 2005. Administrative and operating expenses as a percent of average Receivables and Leases administered were 1.33 percent for the first quarter of 2006, compared with 1.35 percent for the same period last year.

During the first quarter of 2006, the provision for credit losses totaled $2.2 million, compared with the credit for credit losses of $1.8 million in the same period last year. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was ..06 percent for the first quarter of 2006, compared with (.06) percent for the same period last year.

Fees paid to John Deere for interest and support were $9.7 million in the first quarter of 2006, compared with $13.9 million for the same period in 2005. The decrease was primarily due to lower average borrowings from Deere & Company.

Depreciation of equipment on operating leases was $44.4 million in the first quarter of 2006, compared to $42.2 million for the same period in 2005. The increase for the first three months was primarily the result of higher average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2006	2005	$ Change	% Change
Retail notes:
Agricultural equipment	$885.2	$922.3	$(37.1)	(4)%
Construction and forestry equipment	406.9	302.4	104.5	35
Commercial and consumer equipment	75.2	85.7	(10.5)	(12)
Total retail notes	1,367.3	1,310.4	56.9	4
Revolving charge accounts	645.4	606.4	39.0	6
Operating loans	456.6	312.5	144.1	46
Wholesale receivables	3,628.3	3,222.0	406.3	13
Financing leases	40.5	38.9	1.6	4
Equipment on operating leases	82.7	78.2	4.5	6
Total Receivables and Leases	$6,220.8	$5,568.4	$652.4	12%

Retail note volumes increased during the first quarter of 2006, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment. Wholesale receivable volumes increased during the first quarter of 2006, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of strong retail demand in the construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2006	2005	2005
Retail notes:
Agricultural equipment	$6,282.8	$6,208.8	$4,838.3
Construction and forestry equipment	2,132.8	1,980.4	1,537.1
Commercial and consumer equipment	970.1	1,021.7	956.5
Recreational products	21.5	22.7	29.9
Total retail notes	9,407.2	9,233.6	7,361.8
Revolving charge accounts	1,193.4	1,527.5	1,154.9
Operating loans	364.3	384.4	356.9
Wholesale receivables	3,730.6	3,651.2	3,486.0
Financing leases	397.4	411.7	397.1
Equipment on operating leases	782.3	793.9	740.4
Total Receivables and Leases	$15,875.2	$16,002.3	$13,497.1

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2006	2005	2005
Receivables and Leases administered:
Owned by the Company	$14,416.6	$14,662.2	$13,497.1
Owned by the Company — restricted due to securitization*	1,458.6	1,340.1
Total Receivables and Leases owned by the Company	15,875.2	16,002.3	13,497.1
Sold and serviced — with limited recourse*	1,432.9	1,699.2	2,529.2
Sold and serviced — without recourse**	19.3	20.1	22.9
Total Receivables and Leases administered	$17,327.4	$17,721.6	$16,049.2

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2006, October 31, 2005 and January 31, 2005 was $138 million, $140 million and $160 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At January 31, 2006, October 31, 2005 and January 31, 2005, the Company’s maximum exposure under these agreements was approximately $7 million, $7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$9.8	.16%	$8.1	.13%	$10.5	.22%
Construction and forestry equipment	5.7	.27	4.6	.23	4.2	.27
Commercial and consumer equipment	1.3	.13	1.1	.11	1.2	.13
Recreational products	.1	.47	.1	.44	.1	.33
Total retail notes	16.9	.18	13.9	.15	16.0	.22
Revolving charge accounts*	16.6	1.39	12.5	.82	13.9	1.20
Operating loans	1.4	.39
Wholesale receivables	2.6	.07	1.7	.05	8.3	.24
Financing leases	4.3	1.08	4.5	1.09	3.6	.91
Total Receivables	$40.4	.27%	$32.6	.21%	$43.2	.34%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $95 million, $78 million and $80 million at January 31, 2006, October 31, 2005 and January 31, 2005, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.01, .84 and 1.08 percent at January 31, 2006, October 31, 2005 and January 31, 2005, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.0	.21%	$15.6	.25%	$16.7	.35%
Construction and forestry equipment	10.6	.50	10.3	.52	8.2	.53
Commercial and consumer equipment	3.9	.40	5.2	.51	2.2	.23
Recreational products	.3	1.40	.4	1.76	.4	1.34
Total retail notes	27.8	.30	31.5	.34	27.5	.37
Revolving charge accounts	.6	.05	.5	.03	.2	.02
Operating loans	22.8	6.26	23.9	6.22	24.0	6.74
Wholesale receivables	1.4	.04	1.6	.04	.7	.02
Financing leases	10.8	2.72	9.6	2.33	6.6	1.66
Total Receivables	$63.4	.42%	$67.1	.44%	$59.0	.47%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2006		2005
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(1.1)	(.07)%	$(.5)	(.04)%
Construction and forestry equipment	1.0	.20	.4	.10
Commercial and consumer equipment	(.1)	(.03)	.1	.04
Recreational products			.2	2.73
Total retail notes	(.2)	(.01)	.2	.01
Revolving charge accounts	5.5	1.69	4.6	1.49
Operating loans			(.2)	(.21)
Wholesale receivables	(1.3)	(.15)	(.5)	(.06)
Financing leases	.5	.50	.6	.60
Total Receivables	$4.5	.12%	$4.7	.15%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $167 million at January 31, 2006 compared with $166 million at October 31, 2005 and January 31, 2005.

The Company’s allowance for credit losses on all Receivables financed totaled $94 million at January 31, 2006, $96 million at October 31, 2005 and $107 million at January 31, 2005. The allowance for credit losses represented ..62 percent of the total Receivables financed at January 31, 2006, .63 percent at October 31, 2005 and .84 percent at January 31, 2005. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first three months of 2006, the Company issued $350 million of medium-term notes, obtained $344 million of secured borrowings, maintained an average commercial paper balance of $1,613 million and received proceeds of $18 million from sales of Receivables. At January 31, 2006, the Company’s funding profile included $1,675 million of commercial paper, $1,536 million of notes payable related to on-balance sheet securitization funding, $.3 million of intercompany loans from Deere & Company, $10,582 million of unsecured term debt, $1,357 million of off-balance sheet securitization funding and $2,013 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first three months of 2006, the aggregate net cash provided by operating activities was used primarily to decrease borrowings. Net cash provided by operating activities was $71 million in the first three months of 2006. Cash used for financing activities totaled $160 million in the first three months of 2006, resulting primarily from a decrease in payables to Deere & Company, partially offset by a net increase in total external borrowings. Net cash used for investing activities totaled $10 million in the first three months of 2006. Cash and cash equivalents decreased $102 million during the first three months of 2006.

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

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at January 31, 2006, October 31, 2005 and January 31, 2005 was approximately $1,675 million, $1,696 million and $1,587 million, respectively, while the total cash and cash equivalents position was approximately $148 million, $250 million and $271 million, respectively. Additionally, the Company had access to approximately $3,118 million, $4,103 million and $2,541 million, respectively, of cash and cash equivalents and marketable securities held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, as well as public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for Deere & Company.  Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Positive
Standard & Poor’s	A-	A-2	Positive

Total interest-bearing indebtedness amounted to $13,804 million at January 31, 2006, compared with $13,958 million at October 31, 2005, and $11,636 million at January 31, 2005. Included in this debt are secured borrowings of $1,536 million at January 31, 2006 and $1,353 million at October 31, 2005 (see Note 5). Total external borrowings have increased generally corresponding with the level of the Receivable and Lease portfolios, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $5,320 million at January 31, 2006, which included $1,536 million of secured borrowings, compared with $5,767 million at October 31, 2005, which included $1,353 million of secured borrowings and $4,342 million at January 31, 2005, while total long-term indebtedness amounted to $8,483 million, $8,191 million and $7,294 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 6.9 to 1, 7.2 to 1 and 6.5 to 1 at January 31, 2006, October 31, 2005 and January 31, 2005, respectively. The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.1 to 1 and 6.5 to 1 at January 31, 2006 and October 31, 2005, respectively.

The Company issued $355 million and retired $394 million of other borrowings during the first three months of 2006, which were primarily medium-term notes.

Capital expenditures for the Company in 2006 are estimated to be approximately $285 million, primarily related to the wind energy entities.

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

At January 31, 2006, the Capital Corporation and Deere & Company jointly maintained $2,511 million of lines of credit with various banks throughout the world, $412 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere, were considered to constitute utilization. Included in the total credit lines at January 31, 2006 were long-term credit facility agreements of $1,250 million, expiring in February 2009, and $625 million, expiring in February 2010, for a total of $1,875 million long-term. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

In February 2006, the Company replaced its existing long-term credit facility agreements totaling $1,875 million and its $625 million short-term agreement with one $3 billion five-year credit agreement, which will expire in February 2011. As with the replaced agreements, the new credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter.  The new agreement requires maintenance of the Company’s ratio of senior debt, excluding securitization indebtedness, to total stockholder’s equity (excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 (replacing 8.0 to 1 in the previous agreements) at the end of any fiscal quarter. For the first quarter of 2006, the Company’s ratio of earnings to fixed charges was 1.69 to 1. The Company’s ratio of senior debt, excluding securitization indebtedness, to total stockholder’s equity at the end of the first quarter of 2006 was 6.1 to 1, and 6.2 to 1 excluding accumulated other comprehensive income from total stockholder’s equity.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes. This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financing or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At January 31, 2006, $1,855 million was outstanding under the facility of which $937 million was recorded on the balance sheet (see Note 5).

Stockholder’s equity was $2,013 million at January 31, 2006, compared with $1,940 million at October 31, 2005 and $1,802 million at January 31, 2005. The increase in the first three months of 2006 resulted primarily from net income of $70 million and a $3 million increase in accumulated other comprehensive income.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 82 percent of the Company’s acquisition volume for the three months ended January 31, 2006, compared with approximately 83 percent for the same period in 2005. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.  For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

Item 3                Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4                Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 24, 2006	By:	/s/ M. J. Mack, Jr.
Michael J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

4.1

Five-Year Credit Agreement among Deere & Company, registrant, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 14, 2006 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2006, Securities and Exchange Commission file number 1- 4121*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2006
(Securities and Exchange Commission file number 1-4121*)

*                                Incorporated by reference.  Copies of these exhibits are available from the Company upon request.