Form 10-Q
period 2006-04-30
DEERE JOHN CAPITAL CORP
filed 2006-06-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes ☐   No ☒

At April 30, 2006, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 23 Pages
Index to Exhibits: Page 19

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)

(in millions of dollars)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues
Finance income earned on retail notes	$170.0	$124.0	$330.0	$236.7
Lease revenues	68.9	62.3	135.5	125.9
Revolving charge account income	48.4	44.2	94.1	85.3
Finance income earned on wholesale receivables	88.7	73.1	161.4	133.5
Operating loan income	6.5	5.8	13.6	11.1
Securitization and servicing fee income	8.1	9.5	16.3	20.7
Net gain on receivables sold	.1	.9		4.8
Other income	21.9	13.6	36.3	21.1
Total revenues	412.6	333.4	787.2	639.1
Expenses
Interest expense	174.8	108.0	329.1	200.6
Operating expenses:
Administrative and operating expenses	72.2	69.1	128.8	123.2
Provision for credit losses	6.8	6.0	9.0	4.2
Fees paid to John Deere	8.0	14.6	17.7	28.5
Depreciation of equipment on operating leases	45.7	41.8	90.1	84.0
Total operating expenses	132.7	131.5	245.6	239.9
Total expenses	307.5	239.5	574.7	440.5
Income of consolidated group before income taxes	105.1	93.9	212.5	198.6
Provision for income taxes	36.7	32.5	74.1	69.2
Income of consolidated group	68.4	61.4	138.4	129.4
Equity in income of unconsolidated affiliates	.1	.1	.2	.3
Net income	68.5	61.5	138.6	129.7
Cash dividends paid		(35.0)		(120.0)
Retained earnings at beginning of period	1,164.8	953.2	1,094.7	970.0
Retained earnings at end of period	$1,233.3	$979.7	$1,233.3	$979.7

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions of dollars)

	April 30,	October 31,	April 30,
	2006	2005	2005
Assets
Cash and cash equivalents	$274.2	$250.2	$261.3
Receivables:
Retail notes	8,134.6	7,893.5	7,356.4
Restricted securitized retail notes	1,589.6	1,340.1	602.3
Revolving charge accounts	1,340.8	1,527.5	1,321.8
Operating loans	372.7	384.4	406.0
Wholesale receivables	4,592.3	3,651.2	4,554.5
Financing leases	394.1	411.7	395.7
Total receivables	16,424.1	15,208.4	14,636.7
Allowance for credit losses	(94.5)	(96.4)	(105.5)
Total receivables — net	16,329.6	15,112.0	14,531.2
Other receivables	109.8	118.4	81.3
Equipment on operating leases — net	812.7	793.9	728.5
Property and equipment — net	90.2	27.6	17.3
Investment in unconsolidated affiliates	4.4	4.1	4.3
Other assets	295.6	261.2	267.6
Total Assets	$17,916.5	$16,567.4	$15,891.5
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,044.9	$1,696.0	$1,895.2
Other notes payable	1,650.1	1,364.8	630.4
John Deere	320.9	275.0	1,286.5
Current maturities of long-term borrowings	2,567.7	2,431.6	1,825.7
Total short-term borrowings	6,583.6	5,767.4	5,637.8
Accounts payable and accrued expenses	558.0	503.3	457.0
Deposits withheld from dealers and merchants	165.8	166.0	155.3
Long-term borrowings	8,521.8	8,190.7	7,811.2
Total liabilities	15,829.2	14,627.4	14,061.3
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,233.3	1,094.7	979.7
Accumulated other comprehensive income:
Cumulative translation adjustment	22.8	18.4	28.8
Unrealized gain on investments	8.3	6.8	6.6
Unrealized gain on derivatives	10.1	7.3	2.3
Total accumulated other comprehensive income	41.2	32.5	37.7
Total stockholder’s equity	2,087.3	1,940.0	1,830.2
Total Liabilities and Stockholder’s Equity	$17,916.5	$16,567.4	$15,891.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Six Months Ended April 30, 2006 and 2005
(Unaudited)
(in millions of dollars)

	2006	2005
Cash Flows from Operating Activities
Net income	$138.6	$129.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9.0	4.2
Provision for depreciation and amortization	92.2	86.8
Credit for deferred income taxes	(6.5)	(15.1)
Undistributed earnings of unconsolidated affiliates	(.2)	(.3)
Other	11.1	(49.7)
Net cash provided by operating activities	244.2	155.6

Cash Flows from Investing Activities
Cost of receivables acquired	(14,262.4)	(13,708.5)
Collections of receivables	13,078.4	11,642.1
Cost of operating leases acquired	(216.8)	(178.0)
Proceeds from sales of equipment on operating leases	93.8	128.9
Proceeds from sales of receivables	50.7	82.0
Purchase of property and equipment	(69.3)	(.8)
Other	(49.4)	16.3
Net cash used for investing activities	(1,375.0)	(2,018.0)

Cash Flows from Financing Activities
Increase in commercial paper	321.0	333.2
Increase in other notes payable	285.9	623.5
Increase in payable with John Deere	45.9	45.3
Proceeds from issuance of long-term borrowings	1,289.3	1,214.0
Payments on long-term borrowings	(787.2)	(182.9)
Dividends paid		(120.0)
Net cash provided by financing activities	1,154.9	1,913.1

Effect of exchange rate changes on cash	(.1)	1.1
Net increase in cash and cash equivalents	24.0	51.8
Cash and cash equivalents at beginning of period	250.2	209.5
Cash and cash equivalents at end of period	$274.2	$261.3

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

Certain amounts for prior periods have been reclassified to conform with 2006 financial statement presentations.

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

(3)    The Company’s ratio of earnings to fixed charges was 1.60 to 1 for the second quarter of 2006, compared with 1.86 to 1 for the second quarter of 2005. The ratio of earnings to fixed charges was 1.64 to 1 for the first six months of 2006 and 1.97 to 1 for the first six months of 2005. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)    Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net Income	$68.5	$61.5	$138.6	$129.7

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	3.4		4.4	5.1
Unrealized gain (loss) on investments	(.1)	1.3	1.5	1.1
Unrealized gain on derivatives	2.7	.8	2.8	7.4
Total comprehensive income	$74.5	$63.6	$147.3	$143.3

(5)    Beginning in 2005, the Company’s new securitizations of receivables held by special purpose entities (SPEs) met the criteria for secured borrowings rather than sales of receivables under Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $29 million as of April 30, 2006. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold.

The components of consolidated restricted assets related to securitizations were as follows (in millions of dollars):

	April 30, 2006	October 31, 2005	April 30, 2005
Restricted securitized retail notes	$1,589.6	$1,340.1	$602.3
Allowance for credit losses	(6.7)	(6.3)	(2.0)
Other assets	111.2	62.5	22.6
Total restricted securitized assets	$1,694.1	$1,396.3	$622.9

The components of consolidated secured liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2006	October 31, 2005	April 30, 2005
Other notes payable	$1,634.5	$1,353.0	$620.9
Accounts payable and accrued expenses	2.7	2.1	.7
Total liabilities related to restricted securitized assets	$1,637.2	$1,355.1	$621.6

A portion of the restricted retail notes totaling $1,084 million at April 30, 2006, $690 million at October 31, 2005 and $602 million at April 30, 2005 related to secured financings were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary. The borrowings related to these restricted retail notes included above are the obligations to this SPE that are payable as the retail notes are liquidated. The remaining restricted retail notes totaling $506 million at April 30, 2006 and $650 million at October 31, 2005 were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of this consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the

SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At April 30, 2006, the maximum remaining term of the restricted receivables was approximately six years.

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2006, the maximum amount of exposure to losses under these agreements was $140 million. The estimated risk associated with the sold receivables totaled $5 million at April 30, 2006. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet. The retained interests are related to assets held by unconsolidated SPEs. At April 30, 2006, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $1,220 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At April 30, 2006, the maximum remaining term of the Receivables sold was approximately four years.

At April 30, 2006, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $260 million of commercial paper and $668 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At April 30, 2006, the Company’s maximum exposure under these agreements was approximately $7 million.

At April 30, 2006, the Company had approximately $5 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2006, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2006 was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At April 30, 2006 the maximum exposure for uncollected premiums was approximately $49 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $319 million at April 30, 2006. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at April 30, 2006, the Company has accrued probable losses of approximately $.1 million under the Agreement.

At April 30, 2006, the Company had commitments of approximately $175 million for the purchase of wind turbine equipment.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $1.5 billion at April 30, 2006. The amount of unused commitments to extend credit to customers was $31.2 billion at April 30, 2006. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

(6)    New Accounting Standard Adopted

Certain employees of the Company participate in Deere & Company share-based compensation plans. Accordingly, in the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 was an additional expense in the second quarter of $.9 million pretax, or $.6 million after-tax and in the first six months was $3.6 million pretax, or $2.3 million after-tax. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of adoption of the new standard on cash flows in the first six months of 2006 was not material. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2006.

New Accounting Standards to be Adopted

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

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The effective date is the beginning of fiscal year 2007 and must be applied prospectively to all transactions after the effective date. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

(7)    The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.6 million in the first six months of 2006. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.2 million during the first six months of 2006. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2006.

(8)    Property and equipment primarily includes equipment (turbines) related to wind energy entities and office buildings. In the second quarter of 2006, the Company purchased an office building for $35 million which was previously leased.

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

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Strong worldwide demand for crops is being driven by an increase in global population and by a dramatic rise in the projected use of renewable fuels such as ethanol. Although the agricultural sector in the U.S. and Canada remains in sound overall condition, industry sales of farm machinery in 2006 are expected to be down about 5 percent. Industry sales are also forecast to be down about 5 percent in Western Europe and about 20 percent in South America. Deere & Company’s agricultural equipment sales were down 7 percent for the second quarter of 2006, down 6 percent for the first six months and are forecast to be flat to down 2 percent for the year. Deere & Company’s commercial and consumer equipment sales increased 7 percent in the second quarter of 2006 and 11 percent for the first six months. For the year, these sales are expected to be up 7 to 9 percent with support from newly introduced products, an assumed return to more normal weather patterns and higher sales from the landscapes business. Construction and forestry markets are receiving continued support from the overall level of construction spending. Deere & Company’s construction and forestry sales increased 10 percent in the second quarter of 2006, 13 percent for the first six months and are forecast to increase 10 to 12 percent for the year. The Company expects to report net income of approximately $285 million in 2006, reflecting growth in the portfolio. This outlook continues to reflect strong credit quality and very low loss experience.

2006 Compared with 2005

Net income was $68.5 million for the second quarter and $138.6 million for the first six months of 2006, compared with $61.5 million and $129.7 million, respectively last year. The increase was primarily due to growth in the portfolio, partially offset by narrower financing spreads.

Revenues totaled $412.6 million for the second quarter and $787.2 million for the first six months of 2006, compared to $333.4 million and $639.1 million, respectively, last year. This increase was primarily due to a 16 percent increase in the average balance of Receivables and Leases financed during the first six months of 2006 compared to the first six months of 2005 and higher financing rates. Finance income earned on retail notes totaled $330.0 million for the first six months of 2006, up $93.3 million compared to $236.7 million for the same period in 2005. This increase was primarily due to a 27 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues totaled $135.5 million in the first six months of 2006, compared to $125.9 million in the first six months of 2005. This increase was primarily due to a 7 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $94.1 million in the first six months of 2006, a 10 percent increase over revenues of $85.3 million during the same period last year. This increase was primarily due to growth of Farm Plan™ and PowerPlan® receivables in the first six months of 2006, compared with the same period last year. Finance income earned on wholesale receivables totaled $161.4 million for the first six months of 2006, compared to $133.5 million for the same period in 2005. This increase was primarily due to increasing yields and a 3 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $13.6 million in the first six months of 2006, compared to $11.1 million in the first six months of 2005. This increase was primarily due to increasing yields. Revenues earned from Deere & Company totaled $119.4 million for the second quarter and $219.0 million in the first six months of 2006, compared to $103.9 million and $190.4 million for the same periods last year.

Interest expense totaled $174.8 million for the second quarter and $329.1 million for the first six months of 2006, compared to $108.0 million and $200.6 million for the same periods in 2005. The increase was due to increases in borrowing rates and higher average borrowings, partially due to securitizations of financing receivables qualifying as secured borrowings instead of sales of receivables and remaining on the balance sheet beginning in the second quarter of 2005.

Administrative and operating expenses were $72.2 million in the second quarter and $128.8 million for the first six months of 2006, compared with $69.1 million and $123.2 million for the same periods in 2005. Administrative and operating expenses as a percent of average Receivables and Leases administered were 1.64 percent for the second quarter and 1.49 percent for the first six months of 2006, compared with 1.67 percent and 1.51 percent for the same periods last year.

During the second quarter and first six months of 2006, the provision for credit losses totaled $6.8 million and $9.0 million, respectively, compared with $6.0 million and $4.2 million in the same periods last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .18 percent for the second quarter and .12 percent for the first six months of 2006, compared with .18 percent and .06 percent for the same periods last year. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Fees paid to John Deere for interest and support were $8.0 million in the second quarter and $17.7 million for the first six months of 2006, compared with $14.6 million and $28.5 million for the same periods in 2005. The decrease was primarily due to lower average borrowings from Deere & Company.

Depreciation of equipment on operating leases was $45.7 million in the second quarter and $90.1 million for the first six months of 2006, compared to $41.8 million and $84.0 million for the same periods in 2005. The increase for the first six months was primarily the result of higher average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,
	2006	2005	$ Change	% Change
Retail notes:
Agricultural equipment	$1,052.1	$1,101.3	$(49.2)	(4)%
Construction and forestry equipment	377.9	320.1	57.8	18
Commercial and consumer equipment	134.8	157.6	(22.8)	(14)
Total retail notes	1,564.8	1,579.0	(14.2)	(1)
Revolving charge accounts	876.8	848.3	28.5	3
Operating loans	291.2	304.6	(13.4)	(4)
Wholesale receivables	5,334.0	5,430.5	(96.5)	(2)
Financing leases	57.5	55.9	1.6	3
Equipment on operating leases	134.1	99.8	34.3	34
Total Receivables and Leases	$8,258.4	$8,318.1	$(59.7)	(1)%

	Six Months Ended April 30,
	2006	2005	$ Change	% Change
Retail notes:
Agricultural equipment	$1,937.3	$2,023.6	$(86.3)	(4)%
Construction and forestry equipment	784.8	622.5	162.3	26
Commercial and consumer equipment	210.0	243.3	(33.3)	(14)
Total retail notes	2,932.1	2,889.4	42.7	1
Revolving charge accounts	1,522.2	1,454.7	67.5	5
Operating loans	747.8	617.1	130.7	21
Wholesale receivables	8,962.3	8,652.5	309.8	4
Financing leases	98.0	94.8	3.2	3
Equipment on operating leases	216.8	178.0	38.8	22
Total Receivables and Leases	$14,479.2	$13,886.5	$592.7	4%

Retail note volumes for agricultural equipment decreased during the second quarter and first six months of 2006, when compared to last year, primarily due to decreases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment increased during the second quarter and first six months of 2006, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment. Retail note volumes for commercial and consumer equipment decreased during the second quarter and first six months of 2006, when compared to last year, primarily due to less aggressive financing programs offered for commercial and consumer equipment. Although down during the second quarter, wholesale receivable volumes increased during the first six months of 2006, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of strong retail demand in the construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2006	2005	2005
Retail notes:
Agricultural equipment	$6,497.7	$6,208.8	$5,310.9
Construction and forestry equipment	2,234.8	1,980.4	1,647.9
Commercial and consumer equipment	971.5	1,021.7	972.7
Recreational products	20.2	22.7	27.2
Total retail notes	9,724.2	9,233.6	7,958.7
Revolving charge accounts	1,340.8	1,527.5	1,321.8
Operating loans	372.7	384.4	406.0
Wholesale receivables	4,592.3	3,651.2	4,554.5
Financing leases	394.1	411.7	395.7
Equipment on operating leases	812.7	793.9	728.5
Total Receivables and Leases	$17,236.8	$16,002.3	$15,365.2

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30, 2006	October 31, 2005	April 30, 2005

Receivables and Leases administered:
Owned by the Company	$15,647.2	$14,662.2	$14,762.9
Owned by the Company — restricted due to securitization	1,589.6	1,340.1	602.3
Total Receivables and Leases owned by the Company	17,236.8	16,002.3	15,365.2
Sold and serviced — with limited recourse*	1,181.2	1,699.2	2,119.1
Sold and serviced — without recourse**	19.8	20.1	20.9
Total Receivables and Leases administered	$18,437.8	$17,721.6	$17,505.2

*                    The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2006, October 31, 2005 and April 30, 2005 was $140 million, $140 million and $166 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At April 30, 2006, October 31, 2005 and April 30, 2005, the Company’s maximum exposure under these agreements was approximately $7 million. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**             These receivables represent recreational product retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$10.0	.15%	$8.1	.13%	$10.0	.19%
Construction and forestry equipment	5.6	.25	4.6	.23	4.1	.25
Commercial and consumer equipment	1.2	.12	1.1	.11	1.0	.10
Recreational products			.1	.44	.1	.37
Total retail notes	16.8	.17	13.9	.15	15.2	.19
Revolving charge accounts*	16.4	1.22	12.5	.82	12.1	.92
Operating loans	.2	.05			.8	.20
Wholesale receivables	1.9	.04	1.7	.05	2.6	.06
Financing leases	4.8	1.22	4.5	1.09	4.1	1.04
Total Receivables	$40.1	.24%	$32.6	.21%	$34.8	.24%

*       Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $90 million, $78 million and $77 million at April 30, 2006, October 31, 2005 and April 30, 2005, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was .93 percent, .84 percent and .97 percent at April 30, 2006, October 31, 2005 and April 30, 2005, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.1	.20%	$15.6	.25%	$13.2	.25%
Construction and forestry equipment	10.1	.45	10.3	.52	7.5	.46
Commercial and consumer equipment	3.1	.32	5.2	.51	3.9	.40
Recreational products	.3	1.49	.4	1.76	.5	1.84
Total retail notes	26.6	.27	31.5	.34	25.1	.32
Revolving charge accounts	.5	.04	.5	.03	.3	.02
Operating loans	23.0	6.17	23.9	6.22	23.8	5.88
Wholesale receivables	1.7	.04	1.6	.04
Financing leases	8.1	2.06	9.6	2.33	8.5	2.15
Total Receivables	$59.9	.36%	$67.1	.44%	$57.7	.39%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended April 30, 2006		Three Months Ended April 30, 2005
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.2)	(.01)%	$.0	.00%
Construction and forestry equipment	.7	.14	.7	.18
Commercial and consumer equipment	.1	.04	.2	.08
Recreational products	(.1)	(2.27)	.2	3.22
Total retail notes	.5	.02	1.1	.06
Revolving charge accounts	5.2	1.72	5.8	1.96
Operating loans			(.4)	(.43)
Wholesale receivables	.5	.05	.4	.04
Financing leases	.2	.21	.3	.30
Total Receivables	$6.4	.17%	$7.2	.22%

	Six Months Ended April 30, 2006		Six Months Ended April 30, 2005
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(1.3)	(.04)%	$(.5)	(.02)%
Construction and forestry equipment	1.8	.17	1.1	.15
Commercial and consumer equipment	.1	.02	.3	.06
Recreational products	(.1)	(.89)	.5	3.04
Total retail notes	.5	.01	1.4	.04
Revolving charge accounts	10.7	1.70	10.3	1.70
Operating loans	(.1)	(.05)	(.6)	(.32)
Wholesale receivables	(.8)	(.04)	(.1)	(.01)
Financing leases	.7	.36	.9	.46
Total Receivables	$11.0	.15%	$11.9	.18%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166 million at April 30, 2006 compared with $166 million at October 31, 2005 and $155 million at April 30, 2005.

The Company’s allowance for credit losses on all Receivables financed totaled $95 million at April 30, 2006, $96 million at October 31, 2005 and $106 million at April 30, 2005. The allowance for credit losses represented ..58 percent of the total Receivables financed at April 30, 2006, .63 percent at October 31, 2005 and .72 percent at April 30, 2005. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

Capital Resources and Liquidity

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. During the first six months of 2006, the Company issued $1,284 million of medium-term notes, obtained $733 million of secured borrowings, maintained an average commercial paper balance of $1,835 million and received proceeds of $51 million from sales of Receivables. At April 30, 2006, the Company’s funding profile included $2,045 million of commercial paper, $1,635 million of notes payable related to on-balance sheet securitization funding, $321 million of intercompany loans from Deere & Company, $11,090 million of unsecured term debt, $1,094 million of off-balance sheet securitization funding and $2,087 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first six months of 2006, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $244 million in the first six months of 2006. Cash provided by financing activities totaled $1,155 million in the first six months of 2006, resulting primarily from a net increase in external borrowings. Net cash used for investing activities totaled $1,375 million in the first six months of 2006, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents increased $24 million during the first six months of 2006.

During the first six months of 2005, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $156 million in the first six months of 2005. Cash provided by financing activities totaled $1,913 million in the first six months of 2005, resulting primarily from a net increase in external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $2,018 million in the first six months of 2005, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents increased $52 million during the first six months of 2005.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at April 30, 2006, October 31, 2005 and April 30, 2005 was approximately $2,045 million, $1,696 million and $1,895 million, respectively, while the total cash and cash equivalents position was approximately $274 million, $250 million and $261million, respectively. Additionally, the Company had access to approximately $2,535 million, $4,103 million and $2,728 million, respectively, of cash and cash equivalents and marketable securities held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company). In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Europe and Australia, as well as public and private securitization markets in the U.S. The Company also has access to unsecured bank lines of credit.

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

Total interest-bearing indebtedness amounted to $15,105 million at April 30, 2006, compared with $13,958 million at October 31, 2005, and $13,449 million at April 30, 2005. Included in this debt are secured borrowings of $1,635 million at April 30, 2006, $1,353 million at October 31, 2005 and $621 million at April 30, 2005. Total external borrowings increased during the first six months of 2006 and the past 12 months, generally corresponding with the level of the Receivable and Lease portfolios, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $6,584 million at April 30, 2006, which included $1,635 million of secured borrowings, compared with $5,767 million at October 31, 2005, which included $1,353 million of secured borrowings and $5,638 million at April 30, 2005, which included $621 million of secured borrowings, while total long-term indebtedness amounted to $8,522 million, $8,191 million and $7,811 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 7.2 to 1 at April 30, 2006, compared with 7.2 to 1 at October 31, 2005 and 7.3 to 1 at April 30, 2005. The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.5 to 1, 6.5 to 1 and 7.0 to 1 for the same periods.

The Company issued $1,289 million and retired $787 million of other borrowings during the first six months of 2006, which were primarily medium-term notes.
Capital expenditures for the Company in 2006 are estimated to be approximately $315 million, primarily related to the wind energy entities.

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

At April 30, 2006, the Capital Corporation and Deere & Company jointly maintained $3,022 million of lines of credit with various banks throughout the world, $533 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere, were considered to constitute utilization.  Included in the total credit lines at April 30, 2006 was the long-term credit facility agreement of $3 billion, expiring in February 2011. The facility fees payable under these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective commercial paper outstanding.

In February 2006, the Company replaced its existing long-term credit facility agreements totaling $1,875 million and its $625 million short-term agreement with a $3 billion five-year credit agreement. As with the replaced agreements, the new credit agreement has various requirements of the Company, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter. The new agreement requires maintenance of the Company’s ratio of senior debt, excluding securitization indebtedness, to total stockholder’s equity (excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 (replacing 8.0 to 1 in the previous agreements) at the end of any fiscal quarter. For the second quarter of 2006, the Company’s ratio of earnings to fixed charges was 1.60 to 1. The Company’s ratio of senior debt, excluding securitization indebtedness, to total stockholder’s equity (excluding accumulated other comprehensive income (loss)) at the end of the second quarter of 2006 was 6.6 to 1.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 5). This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financing or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At April 30, 2006, $1,842 million was outstanding under the facility of which $1,114 million was recorded on the balance sheet.

Stockholder’s equity was $2,087 million at April 30, 2006, compared with $1,940 million at October 31, 2005 and $1,830 million at April 30, 2005. The increase in the first six months of 2006 resulted primarily from net income of $139 million and a $9 million increase in accumulated other comprehensive income.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for the six months ended April 30, 2006 and 2005. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases. For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION
Date:	June 1, 2006	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS
Exhibit
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)
3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)
12.	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.	Section 1350 Certifications
99.	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2006 (Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.