Form 10-Q
period 2006-07-31
DEERE JOHN CAPITAL CORP
filed 2006-08-31
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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
Yes ☐ No ☒

At July 31, 2006, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 25 Pages
Index to Exhibits: Page 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions of dollars)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues
Finance income earned on retail notes	$183.5	$136.2	$513.5	$372.9
Lease revenues	74.0	63.8	209.5	189.7
Revolving charge account income	56.4	52.3	150.5	137.6
Finance income earned on wholesale receivables	98.7	79.4	260.1	212.9
Operating loan income	6.5	6.2	20.1	17.3
Securitization and servicing fee income	7.2	10.1	23.5	30.8
Crop insurance commissions	12.0	3.3	24.4	4.5
Other income	15.6	12.2	39.5	36.9
Total revenues	453.9	363.5	1,241.1	1,002.6
Expenses
Interest expense	191.3	128.0	520.4	328.6
Operating expenses:
Administrative and operating expenses	74.8	66.8	203.6	190.0
Provision (credit) for credit losses	5.7	(6.1)	14.7	(1.9)
Fees paid to John Deere	12.9	15.2	30.6	43.7
Depreciation of equipment on operating leases	48.7	41.7	138.8	125.7
Total operating expenses	142.1	117.6	387.7	357.5
Total expenses	333.4	245.6	908.1	686.1
Income of consolidated group before income taxes	120.5	117.9	333.0	316.5
Provision for income taxes	41.8	41.7	115.9	110.9
Income of consolidated group	78.7	76.2	217.1	205.6
Equity in income of unconsolidated affiliates	.1	.1	.3	.4
Net income	78.8	76.3	217.4	206.0
Cash dividends paid		(30.0)		(150.0)
Retained earnings at beginning of period	1,233.3	979.7	1,094.7	970.0
Retained earnings at end of period	$1,312.1	$1,026.0	$1,312.1	$1,026.0

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions of dollars)

	July 31,	October 31,	July 31,
	2006	2005	2005
Assets
Cash and cash equivalents	$157.4	$250.2	$195.7
Receivables:
Retail notes	7,974.9	7,893.5	7,061.4
Restricted securitized retail notes	2,270.7	1,340.1	1,447.1
Revolving charge accounts	1,507.0	1,527.5	1,494.8
Operating loans	291.1	384.4	374.8
Wholesale receivables	4,522.4	3,651.2	4,335.2
Financing leases	413.0	411.7	408.5
Total receivables	16,979.1	15,208.4	15,121.8
Allowance for credit losses	(88.6)	(96.4)	(95.4)
Total receivables — net	16,890.5	15,112.0	15,026.4
Other receivables	116.9	118.4	77.3
Equipment on operating leases — net	855.8	793.9	762.8
Property and equipment - net	126.5	27.6	16.9
Investment in unconsolidated affiliates	4.4	4.1	3.9
Other assets	314.0	261.2	302.3
Total Assets	$18,465.5	$16,567.4	$16,385.3
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,808.1	$1,696.0	$1,918.2
Other notes payable	2,283.7	1,364.8	1,471.3
John Deere	459.0	275.0	526.3
Current maturities of long-term borrowings	2,676.4	2,431.6	1,647.7
Total short-term borrowings	7,227.2	5,767.4	5,563.5
Accounts payable and accrued expenses	584.9	503.3	536.3
Deposits withheld from dealers and merchants	170.3	166.0	160.7
Long-term borrowings	8,311.9	8,190.7	8,257.0
Total liabilities	16,294.3	14,627.4	14,517.5
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares
owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,312.1	1,094.7	1,026.0
Accumulated other comprehensive income:
Cumulative translation adjustment	26.8	18.4	18.2
Unrealized gain on investments	8.8	6.8	3.4
Unrealized gain on derivatives	10.7	7.3	7.4
Total accumulated other comprehensive income	46.3	32.5	29.0
Total stockholder’s equity	2,171.2	1,940.0	1,867.8
Total Liabilities and Stockholder’s Equity	$18,465.5	$16,567.4	$16,385.3

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Nine Months Ended July 31, 2006 and 2005
(Unaudited)
(in millions of dollars)

	2006	2005
Cash Flows from Operating Activities
Net income	$217.4	$206.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	14.7	(1.9)
Provision for depreciation and amortization	142.1	129.9
Credit for deferred income taxes	(2.6)	(8.0)
Undistributed earnings of unconsolidated affiliates	(.3)	(.4)
Changes in assets and liabilities:
Accounts payable and accrued expenses	91.7	85.1
Other	(119.7)	(112.4)
Net cash provided by operating activities	343.3	298.3

Cash Flows from Investing Activities
Cost of receivables acquired	(22,278.4)	(21,436.0)
Collections of receivables	20,527.7	18,739.4
Cost of operating leases acquired	(351.6)	(307.9)
Proceeds from sales of equipment on operating leases	127.9	181.2
Proceeds from sales of receivables	86.4	127.4
Purchases of property and equipment	(105.1)	(1.5)
Other	(26.5)	(1.6)
Net cash used for investing activities	(2,019.6)	(2,699.0)

Cash Flows from Financing Activities
Increase in commercial paper - net	93.5	375.0
Increase in other notes payable - net	919.3	1,464.1
Increase (decrease) in payable with John Deere	184.0	(714.9)
Proceeds from issuance of long-term borrowings	1,764.3	2,321.2
Payments of long-term borrowings	(1,379.7)	(907.7)
Dividends paid		(150.0)
Other		.2
Net cash provided by financing activities	1,581.4	2,387.9

Effect of exchange rate changes on cash	2.1	(1.0)
Net decrease in cash and cash equivalents	(92.8)	(13.8)
Cash and cash equivalents at beginning of period	250.2	209.5
Cash and cash equivalents at end of period	$157.4	$195.7

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

(3)                      The Company’s ratio of earnings to fixed charges was 1.63 to 1 for the third quarter of 2006, compared with 1.91 to 1 for the third quarter of 2005. The ratio of earnings to fixed charges was 1.63 to 1 for the first nine months of 2006 and 1.95 to 1 for the first nine months of 2005. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                      Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Net Income	$78.8	$76.3	$217.4	$206.0

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	4.0	(10.6)	8.4	(5.5)
Unrealized gain on investments	.5	1.1	2.0	8.5
Unrealized gain on derivatives	.6	.8	3.4	1.9
Total comprehensive income	$83.9	$67.6	$231.2	$210.9

(5)                      At July 31, 2006, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $219 million of commercial paper and $881 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At July 31, 2006, the Company’s maximum exposure under these letters of credit was approximately $7 million.

At July 31, 2006, the Company had approximately $4 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2006, the Company had accrued losses of approximately $.3 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2006 was approximately five years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At July 31, 2006 the maximum exposure for uncollected premiums was approximately $55 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $370 million at July 31, 2006. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at July 31, 2006, the Company has accrued probable losses of approximately $.1 million under the Agreement.

At July 31, 2006, the Company had commitments of approximately $251 million for the purchase of wind turbine equipment.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $1.7 billion at July 31, 2006. The amount of unused commitments to extend credit to customers was $31.7 billion at July 31, 2006. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

Secured Borrowings

Beginning in 2005, the Company’s new securitizations of receivables either did not meet the criteria for sales of receivables to unconsolidated special-purpose entities (SPEs) or were secured borrowings held by an SPE that was consolidated since the Company was the primary beneficiary. The resulting secured borrowings related to both types of securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in both secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $25 million as of July 31, 2006. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the following maximum exposure to losses for receivables that have been sold.

The components of consolidated restricted assets related to securitizations were as follows (in millions of dollars):

	July 31, 2006	October 31, 2005	July 31, 2005
Restricted securitized retail notes	$2,270.7	$1,340.1	$1,447.1
Allowance for credit losses	(11.5)	(6.3)	(8.4)
Other assets	111.2	62.5	36.8
Total restricted securitized assets	$2,370.4	$1,396.3	$1,475.5

The components of consolidated secured liabilities related to securitizations were as follows (in millions of dollars):

	July 31, 2006	October 31, 2005	July 31, 2005
Other notes payable	$2,273.2	$1,353.0	$1,464.0
Accounts payable and accrued expenses	4.2	2.1	2.1
Total liabilities related to restricted securitized assets	$2,277.4	$1,355.1	$1,466.1

A portion of the restricted securitized retail notes totaling $1,031 million at July 31, 2006, $690 million at October 31, 2005 and $750 million at July 31, 2005 were related to secured borrowings and were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary. The borrowings related to these restricted securitized retail notes are obligations to this SPE that are payable as the retail notes are liquidated. The remaining restricted securitized retail notes totaling $1,240 million at July 31, 2006, $650 million at October 31, 2005 and $697 million at July 31, 2005 were transferred to a SPE that utilized the retail notes for secured borrowings. The Company has consolidated this SPE since the Company is the primary beneficiary and the SPE is not a qualified SPE that is exempt from consolidation. These restricted securitized retail notes are the primary assets of this consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the restricted securitized retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At July 31, 2006, the maximum remaining term of the restricted receivables was approximately six years.

Sales of Receivables

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2006, the maximum amount of exposure to losses under these agreements was $141 million. The estimated risk associated with sold receivables totaled $4 million at July 31, 2006. This risk of loss is recognized primarily in the retained interests recorded on the Company’s balance sheet, which are related to the securitization and sale of retail notes prior to 2005. At July 31, 2006, the assets of the unconsolidated SPEs related to the Company’s prior securitization and sale of retail notes totaled approximately $1,035 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At July 31, 2006, the maximum remaining term of the Receivables sold was approximately four years.

(6)             New Accounting Standard Adopted

Certain employees of the Company participate in Deere & Company share-based compensation plans. Accordingly, in the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 for the Company was an additional expense in the third quarter of $1.0 million pretax, or $.6 million after-tax and in the first nine months was $4.6 million pretax, or $2.9 million after-tax. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of adoption of the new standard on cash flows in the first nine months of 2006 was not material. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2006.

New Accounting Standards to be Adopted

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143. Under this standard, an accrual is required for legal asset retirement obligations in which the timing or method of settlement is conditional on future events that may or may not be within the control of the entity. When the accrual can be reasonably estimated, it should be recorded as an increase in the cost basis of the related property and recognized in expense over the useful life of the asset. The effective date for adoption is the end of fiscal year 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s financial position or net income.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. The interpretation clarifies the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The effective date is the beginning of fiscal year 2008 and the cumulative effect of applying the Interpretation would be reported as an adjustment to the beginning retained earnings. The Company has not presently determined the potential effect of this Interpretation on its financial statements.

(7)                      The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $4.0 million in the first nine months of 2006. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.5 million during the first nine months of 2006. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2006.

(8)                      Property and equipment primarily includes equipment (turbines) related to wind energy entities and office buildings. In the second quarter of 2006, the Company purchased an office building for $35 million that was previously leased.

(9)                      On August 31, 2006, the Capital Corporation declared an $85 million dividend, to be paid to John Deere Credit Company on September 7, 2006. John Deere Credit Company, in turn, declared an $85 million dividend to Deere & Company, also payable on September 7, 2006.

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

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Global farm economic conditions remain solid and continue to have a positive long-term outlook. Although farmers in the U.S. and Canada are in sound overall financial condition, cash receipts are forecast to be below last year’s record level, while higher interest rates and increased input costs are causing farm income to narrow. In addition, dry weather in the U.S. Plains states and Southeast is having a negative effect on farmer sentiment. Industry retail sales of agricultural equipment in the U.S. and Canada in 2006 are expected to be down at least 5 percent. Industry retail sales in Western Europe for the year are forecast to be down about 5 percent due to concerns over input costs, government farm policies and dry conditions. In South America, the outlook for industry sales for the year is now down about 25 percent due to strength in the Brazilian currency and higher input costs primarily related to the treatment of soybean rust. In Australia, dryness is having a negative effect on the wheat crop, with industry retail sales projected to decline about 15 percent for the year. Deere & Company’s agricultural equipment sales were up 1 percent for the third quarter of 2006, down 4 percent for the first nine months and are forecast to be down about 4 percent for the year. Deere & Company’s commercial and consumer equipment sales increased 8 percent in the third quarter of 2006 and 10 percent for the first nine months. For the year, these sales are expected to be up about 8 percent due to higher sales from the landscapes operations and newly introduced products. Markets for construction equipment are experiencing further gains as a result of increased overall construction spending. Forestry equipment markets have softened and industry sales are expected to be down globally for the year. Deere & Company’s construction and forestry sales increased 13 percent in the third quarter and first nine months of 2006 and are forecast to increase about 12 percent for the year. The Company expects to report net income of approximately $300 million in 2006, reflecting growth in the portfolio. This outlook continues to reflect strong credit quality and very low loss experience.

2006 Compared with 2005

Net income was $78.8 million for the third quarter and $217.4 million for the first nine months of 2006, compared with $76.3 million and $206.0 million, respectively last year. The increase was primarily due to growth in the portfolio, partially offset by a higher provision for credit losses. Narrower financing spreads had a negative effect on net income for the first nine months this year.

Revenues totaled $453.9 million for the third quarter and $1,241.1 million for the first nine months of 2006, compared to $363.5 million and $1,002.6 million, respectively, last year. This increase was primarily due to a 15 percent increase in the average balance of Receivables and Leases financed and higher financing rates during the first nine months of 2006 compared to the first nine months of 2005. Finance income earned on retail notes totaled $513.5 million for the first nine months of 2006, up $140.6 million compared to $372.9 million for the same period in 2005. This increase was primarily due to a 25 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues totaled $209.5 million in the first nine months of 2006, compared to $189.7 million in the first nine months of 2005. This increase was primarily due to a 9 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $150.5 million in the first nine months of 2006, a 9 percent increase over revenues of $137.6 million during the same period last year. This increase was primarily due to growth of Farm Plan™ and PowerPlan® receivables in the first nine months of 2006, compared with the same period last year. Finance income earned on wholesale receivables totaled $260.1 million for the first nine months of 2006, compared to $212.9 million for the same period in 2005, primarily due to increasing yields and a 3 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $20.1 million in the first nine months of 2006, compared to $17.3 million in the first nine months of 2005, primarily due to increasing yields. Revenues earned from Deere & Company totaled $130.4 million for the third quarter and $349.4 million in the first nine months of 2006, compared to $109.1 million and $299.5 million for the same periods last year.

Crop insurance commissions totaled $12.0 million for the third quarter and $24.4 million for the first nine months of 2006, compared to $3.3 million and $4.5 million for the same periods in 2005. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage. At July 31, 2006, the Company was offering crop insurance products in 29 states compared to 17 states a year ago.

Interest expense totaled $191.3 million for the third quarter and $520.4 million for the first nine months of 2006, compared to $128.0 million and $328.6 million for the same periods in 2005. The increase was due to increases in borrowing rates and higher average borrowings, partially due to securitizations of financing receivables qualifying as secured borrowings instead of sales of receivables and remaining on the balance sheet beginning in 2005.

Administrative and operating expenses were $74.8 million in the third quarter and $203.6 million for the first nine months of 2006, compared with $66.8 million and $190.0 million for the same periods in 2005. Administrative and operating expenses as a percent of average Receivables and Leases administered were 1.61 percent for the third quarter and 1.53 percent for the first nine months of 2006, compared with 1.53 percent and 1.52 percent for the same periods last year.

During the third quarter and first nine months of 2006, the provision (credit) for credit losses totaled $5.7 million and $14.7 million, respectively, compared with ($6.1) million and ($1.9) million in the same periods last year. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was .14 percent for the third quarter and .13 percent for the first nine months of 2006, compared with (.17) percent and (.02) percent for the same periods last year. The increase in the provision (credit) for credit losses is primarily due to higher write-offs. The Company has experienced higher write-offs of retail notes, operating loans and financing leases. Although the Company has experienced an increase in the provision for credit losses, the portfolio continues to reflect strong credit quality. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Fees paid to John Deere for interest and support were $12.9 million in the third quarter and $30.6 million for the first nine months of 2006, compared with $15.2 million and $43.7 million for the same periods in 2005. The decrease was primarily due to lower average borrowings from Deere & Company.

Depreciation of equipment on operating leases was $48.7 million in the third quarter and $138.8 million for the first nine months of 2006, compared to $41.7 million and $125.7 million for the same periods in 2005. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2006	2005	$ Change	% Change
Retail notes:
Agricultural equipment	$935.2	$888.4	$46.8	5%
Construction and forestry equipment	364.9	396.2	(31.3)	(8)
Commercial and consumer equipment	184.1	183.1	1.0	1
Total retail notes	1,484.2	1,467.7	16.5	1
Revolving charge accounts	1,004.1	986.1	18.0	2
Operating loans	300.9	333.0	(32.1)	(10)
Wholesale receivables	5,154.9	4,874.6	280.3	6
Financing leases	71.9	66.0	5.9	9
Equipment on operating leases	134.8	129.9	4.9	4
Total Receivables and Leases	$8,150.8	$7,857.3	$293.5	4%

	Nine Months
	Ended July 31,
	2006	2005	$ Change	% Change
Retail notes:
Agricultural equipment	$2,872.5	$2,912.0	$(39.5)	(1)%
Construction and forestry equipment	1,149.7	1,018.7	131.0	13
Commercial and consumer equipment	394.1	426.4	(32.3)	(8)
Total retail notes	4,416.3	4,357.1	59.2	1
Revolving charge accounts	2,526.3	2,440.8	85.5	4
Operating loans	1,048.7	950.1	98.6	10
Wholesale receivables	14,117.2	13,527.1	590.1	4
Financing leases	169.9	160.8	9.1	6
Equipment on operating leases	351.6	307.9	43.7	14
Total Receivables and Leases	$22,630.0	$21,743.8	$886.2	4%

Retail note volumes were up slightly in the third quarter of 2006, when compared to last year, primarily due to increases in retail sales of new and used John Deere agricultural equipment. Retail note volumes increased slightly during the first nine months of 2006, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment. Wholesale receivable volumes increased during the third quarter and first nine months of 2006, when compared to last year, primarily due to increased shipments of John Deere construction and forestry equipment.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2006	2005	2005
Retail notes:
Agricultural equipment	$6,893.1	$6,208.8	$5,647.6
Construction and forestry equipment	2,317.5	1,980.4	1,813.0
Commercial and consumer equipment	1,016.1	1,021.7	1,023.1
Recreational products	18.9	22.7	24.8
Total retail notes	10,245.6	9,233.6	8,508.5
Revolving charge accounts	1,507.0	1,527.5	1,494.8
Operating loans	291.1	384.4	374.8
Wholesale receivables	4,522.4	3,651.2	4,335.2
Financing leases	413.0	411.7	408.5
Equipment on operating leases	855.8	793.9	762.8
Total Receivables and Leases	$17,834.9	$16,002.3	$15,884.6

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2006	2005	2005
Receivables and Leases administered:
Owned by the Company	$15,564.2	$14,662.2	$14,437.5
Owned by the Company — restricted due to securitization	2,270.7	1,340.1	1,447.1
Total Receivables and Leases owned by the Company	17,834.9	16,002.3	15,884.6
Sold and serviced — with limited recourse*	1,045.8	1,699.2	1,894.9
Sold and serviced — without recourse**	21.2	20.1	19.0
Total Receivables and Leases administered	$18,901.9	$17,721.6	$17,798.5

*                    The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2006, October 31, 2005 and July 31, 2005 was $141 million, $140 million and $175 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At July 31, 2006, October 31, 2005 and July 31, 2005, the Company’s maximum exposure under these agreements was approximately $7 million. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**             These receivables represent retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$10.0	.15%	$8.1	.13%	$10.0	.18%
Construction and forestry equipment	7.2	.31	4.6	.23	4.3	.24
Commercial and consumer equipment	1.2	.12	1.1	.11	1.0	.10
Recreational products			.1	.44	.1	.40
Total retail notes	18.4	.18	13.9	.15	15.4	.18
Revolving charge accounts*	17.9	1.19	12.5	.82	9.7	.65
Operating loans					.5	.13
Wholesale receivables	2.1	.05	1.7	.05	2.9	.07
Financing leases	3.9	.94	4.5	1.09	4.0	.98
Total Receivables	$42.3	.25%	$32.6	.21%	$32.5	.21%

*                    Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $101 million, $78 million and $74 million at July 31, 2006, October 31, 2005 and July 31, 2005, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was .98 percent, .84 percent and .86 percent at July 31, 2006, October 31, 2005 and July 31, 2005, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2006		2005		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$16.1	.23%	$15.6	.25%	$13.6	.24%
Construction and forestry equipment	9.9	.43	10.3	.52	7.9	.44
Commercial and consumer equipment	3.5	.34	5.2	.51	3.0	.30
Recreational products	.2	1.06	.4	1.76	.5	2.02
Total retail notes	29.7	.29	31.5	.34	25.0	.29
Revolving charge accounts	.8	.05	.5	.03	.5	.03
Operating loans	5.1	1.75	23.9	6.22	24.6	6.56
Wholesale receivables	2.1	.05	1.6	.04	.2	.00
Financing leases	8.0	1.94	9.6	2.33	7.8	1.92
Total Receivables	$45.7	.27%	$67.1	.44%	$58.1	.38%

The decrease in non-performing operating loans in the third quarter of 2006 is primarily due to the sale of an operating loan which was non-performing.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31, 2006		July 31, 2005
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.7)	(.04)%	$.1	.00%
Construction and forestry equipment	3.0	.54	.3	.07
Commercial and consumer equipment			.1	.06
Recreational products			.2	3.08
Total retail notes	2.3	.09	.7	.03
Revolving charge accounts	5.7	1.59	4.0	1.12
Operating loans	2.4	2.91	(.3)	(.32)
Wholesale receivables	.2	.02	(.2)	(.02)
Financing leases	1.1	1.09	(.6)	(.60)
Total Receivables	$11.7	.28%	$3.6	.09%

	Nine Months Ended		Nine Months Ended
	July 31, 2006		July 31, 2005
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(2.1)	(.04)%	$(.4)	(.01)%
Construction and forestry equipment	4.8	.30	1.3	.11
Commercial and consumer equipment	.2	.02	.5	.07
Recreational products	(.1)	(.57)	.7	3.15
Total retail notes	2.8	.04	2.1	.04
Revolving charge accounts	16.4	1.66	14.3	1.48
Operating loans	2.3	.86	(.9)	(.32)
Wholesale receivables	(.6)	(.02)	(.4)	(.01)
Financing leases	1.8	.61	.3	. 10
Total Receivables	$22.7	.19%	$15.4	.14%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $170 million at July 31, 2006 compared with $166 million at October 31, 2005 and $161 million at July 31, 2005.

The Company’s allowance for credit losses on all Receivables financed totaled $89 million at July 31, 2006, $96 million at October 31, 2005 and $95 million at July 31, 2005. The allowance for credit losses represented .52 percent of the total Receivables financed at July 31, 2006, .63 percent at October 31, 2005 and .63 percent at July 31, 2005. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

During the first nine months of 2006, the aggregate cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $343 million in the first nine months of 2006. Cash provided by financing activities totaled $1,581 million in the first nine months of 2006, resulting primarily from a net increase in external borrowings. Cash used for investing activities totaled $2,020 million in the first nine months of 2006, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents decreased $93 million during the first nine months of 2006.

During the first nine months of 2005, the aggregate cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $298 million in the first nine months of 2005. Cash provided by financing activities totaled $2,388 million in the first nine months of 2005, resulting primarily from a net increase in external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash used for investing activities totaled $2,699 million in the first nine months of 2005, primarily due to the cost of Receivables and Leases acquired exceeding the collections of Receivables and Leases. Cash and cash equivalents decreased $14 million during the first nine months of 2005.

Capital expenditures for the Company in 2006 are estimated to be approximately $305 million, primarily related to the wind energy entities.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for the nine months ended July 31, 2006 and 2005. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, technological difficulties, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s ability to meet its debt obligations is also supported in a number of additional ways. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks.

During the first nine months of 2006, the Company issued $1,752 million of medium-term notes, obtained $1,566 million of secured borrowings, maintained an average commercial paper balance of $1,921 million and received proceeds of $86 million from sales of Receivables. At July 31, 2006, the Company’s funding profile included $1,808 million of commercial paper, $2,273 million of notes payable related to on-balance sheet securitization funding, $459 million of intercompany loans from Deere & Company, $10,988 million of unsecured term debt, $972 million of off-balance sheet securitization funding and $2,171 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at July 31, 2006, October 31, 2005 and July 31, 2005 was approximately $1,808 million, $1,696 million and $1,918 million, respectively, while the total cash and cash equivalents position was approximately $157 million, $250 million and $196 million, respectively. Additionally, the Company had access to approximately $2,766 million, $4,103 million and $3,494 million, respectively, of cash and cash equivalents and marketable securities held by its parent, Deere & Company (if Deere & Company would have chosen to make these funds available to the Company).

The Company issued $1,764 million and retired $1,380 million of other borrowings during the first nine months of 2006, which were primarily medium-term notes.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 5). This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At July 31, 2006, $1,644 million was outstanding under the facility of which $1,028 million was recorded on the balance sheet.

Total interest-bearing indebtedness amounted to $15,539 million at July 31, 2006, compared with $13,958 million at October 31, 2005, and $13,821 million at July 31, 2005. Included in this debt are secured borrowings of $2,273 million, $1,353 million and $1,464 million for the same periods. Total external borrowings increased during the first nine months of 2006 and the past 12 months, generally corresponding with the level of the Receivable and Lease portfolios, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $7,227 million at July 31, 2006, which included $2,273 million of secured borrowings, compared with $5,767 million at October 31, 2005, which included $1,353 million of secured borrowings and $5,564 million at July 31, 2005, which included $1,464 million of secured borrowings, while total long-term indebtedness amounted to $8,312 million, $8,191 million and $8,257 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 7.2 to 1 at July 31, 2006, compared with 7.2 to 1 at October 31, 2005 and 7.4 to 1 at July 31, 2005.

Stockholder’s equity was $2,171 million at July 31, 2006, compared with $1,940 million at October 31, 2005 and $1,868 million at July 31, 2005. The increase in the first nine months of 2006 resulted primarily from net income of $217 million and a $14 million increase in accumulated other comprehensive income.

On August 31, 2006, the Capital Corporation declared an $85 million dividend, to be paid to John Deere Credit Company on September 7, 2006. John Deere Credit Company, in turn, declared an $85 million dividend to Deere & Company, also payable on September 7, 2006.

Lines of Credit

At July 31, 2006, the Capital Corporation and Deere & Company jointly maintained $3,012 million of lines of credit with various banks throughout the world, $779 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere, were considered to constitute utilization. Included in the total credit lines at July 31, 2006 was a long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to total stockholder’s equity (excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 at the end of any fiscal quarter. At July 31, 2006, the Company was in compliance with these requirements.

Debt Ratings

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

Item 4.                            Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 31, 2006	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2006 (Securities and Exchange Commission file number 1-4121*)

*                    Incorporated by reference. Copies of these exhibits are available from the Company upon request.