Form 10-K
period 2006-10-31
DEERE JOHN CAPITAL CORP
filed 2006-12-20
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

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

Yes ☐     No ☒

At November 30, 2006, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company.  John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Europe and Latin America.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2006, the Company had 1,476 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into four major business segments:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape products and irrigation equipment; and other outdoor power products.

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

The credit operations segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil), John Deere Credit Oy (Finland) and John Deere Renewables, LLC, and primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

John Deere had net income of $1,694 million, or $7.18 per share diluted ($7.26 per share basic), in 2006, compared with $1,447 million, or $5.87 per share diluted ($5.95 per share basic), in 2005. Income from continuing operations, which excludes John Deere’s discontinued health care business, was $1,453 million, or $6.16 per share diluted ($6.23 basic) in 2006, compared to $1,414 million, or $5.74 per share diluted ($5.81 basic) last year.

John Deere’s net sales and revenues from continuing operations increased 5 percent to $22,148 million in 2006, compared with $21,191 million in 2005. Net sales of the Equipment Operations increased 2 percent in 2006 to $19,884 million from $19,401 million last year. This included a positive effect for price changes of 3 percent. Equipment net sales in the U.S. and Canada increased 3 percent in 2006. Net sales outside the U.S. and Canada increased by 2 percent, which included a negative effect of 1 percent for currency translation.

The agricultural equipment segment had net sales of $10,232 million in 2006, compared to $10,567 million in 2005. The commercial and consumer equipment segment had net sales of $3,877 million in 2006, compared to $3,605 million in 2005. The construction and forestry segment had net sales of $5,775 million in 2006, compared to $5,229 million in 2005. The credit operations segment had revenues of $1,819 million in 2006, compared to $1,450 million in 2005.

Outlook for John Deere

John Deere’s equipment sales are projected to be roughly flat for the full year and to increase approximately 5 percent for the first quarter of 2007, compared to the same periods in 2006. Consistent with ongoing asset management initiatives, production levels are expected to be down about 4 percent for both the year and first quarter of 2007. Construction and forestry production in the U.S. and Canada is expected to be down about 16 percent in the first quarter. Based on the above, net income is forecast to be around $1.325 billion for the year and in a range of $150 million to $175 million for the first quarter.

Agricultural Equipment.  Worldwide farm economic conditions remain quite promising. Demand for crops is benefiting from a global population that is gaining in both size and affluence, and from a sharp rise in the use of renewable fuels in the U.S. and other parts of the world. Prices for key farm commodities have surged recently and worldwide carryover stocks for wheat and corn are at 30-year lows in relation to consumption. Nevertheless, fiscal 2007 sales in the U.S. and Canada are expected to get off to a slow start as a result of higher than desired used equipment inventories and customer uncertainty regarding the direction of U.S. farm legislation. In addition, farmers’ concerns over the sustainability of the recent commodity price rally, and with respect to input costs, are expected to weigh on 2007 sales. Based on these factors, Deere & Company projects that industry retail sales in the U.S. and Canada will be approximately flat for the year.

In Western Europe, industry retail sales are forecast to be flat to down slightly for the year due to the effect of a higher value-added tax in Germany and further farm consolidation. Following the sharp downturn of the last two years, industry retail sales in South America are expected to be down about 10 percent for 2007. The forecast reduction is primarily related to uncertainty over government sponsored financing programs in Brazil. Sales in Australia are expected to be down by nearly 25 percent for the year, due in part to the effect of serious drought on the nation’s wheat crop.

Based on these factors and market conditions, worldwide sales of John Deere agricultural equipment are forecast to increase by about 4 percent for fiscal year 2007. First quarter sales are expected to rise about 10 percent, being driven by new products in Europe and by a late calendar year 2006 sales pickup in Germany, expected in advance of the value-added tax hike on January 1. Farm machinery production in the U.S. and Canada is expected to be down approximately 8 percent for the first quarter in comparison with the same period a year ago.

Commercial and Consumer Equipment.  Sales of John Deere commercial and consumer equipment are forecast to be up about 4 percent for the year. Growth in the landscapes operations and the successful introduction of new products are expected to more than offset the impact of a softer market for residential housing.

Construction and Forestry.  Markets for construction and forestry equipment are expected to see a slowdown in 2007. While nonresidential spending is forecast for further improvement, residential housing construction is expected to be lower. In this environment, John Deere’s worldwide sales of construction and forestry equipment are forecast to decrease by about 5 percent for fiscal 2007.

Credit Operations.  Fiscal year 2007 net income for the credit operations is forecast to be approximately $345 million. The expected improvement is being driven by growth in the credit portfolio, largely offset by higher selling and administrative expenses in support of the segment’s growth initiatives. The Company’s net income for 2007, which does not include the credit operations in Canada, Brazil and Finland or the wind energy operations in the U.S., is projected to be approximately $295 million for 2007.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company’s operations. The Company also has loans to John Deere for direct investments in wind energy projects. In addition, the Company and John Deere have joint access to certain lines of credit of the Company.

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

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

The basis on which John Deere acquires retail notes and wholesale receivables from the dealers is governed by agreements with the John Deere dealers, terminable at will by either the dealers or John Deere. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees’ creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2006 and 2005, the Company’s ratios were 1.60 to 1 and 1.88 to 1, respectively, and never less than 1.53 to 1 and 1.74 to 1 for any fiscal quarter of 2006 and 2005, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company.  Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2006 and 2005, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

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

The Company finances wholesale inventories of John Deere agricultural equipment, commercial and consumer equipment and construction and forestry equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agricultural, commercial and consumer and construction and forestry retail notes. See Note 2 to the Consolidated Financial Statements under “Wholesale Receivables.”

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

In limited circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. Acceptance of these Receivables and Leases is dependent on having one or more of the following risk mitigation enhancements: the pledge of additional collateral as security, the assignment of specific earnings to the Company or the acceptance of accelerated payment schedules. Officers of the Company are responsible for establishing policies and reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company normally makes all of its own routine collections, settlements and repossessions on Receivables and Leases.

John Deere retail notes and wholesale receivables are supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws. UCC financing statements are also prepared and filed on leases; however, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2006 and 2005, approximately 85 percent and 75 percent, respectively, of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2006	2005	2006	2005
Retail notes	53	53	34	35
New equipment:
Agricultural equipment	56	57	31	31
Construction and forestry equipment	45	46	33	35
Commercial and consumer equipment	48	51	37	35
Used equipment:
Agricultural equipment	58	58	37	37
Construction and forestry equipment	42	43	31	29
Commercial and consumer equipment	55	54	33	32
Financing leases	41	41	34	35
Equipment on operating leases	38	39	36	38

Maturities

The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2006 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year or less	One to five years		Over five years
		Fixed rate	Variable rate	Fixed rate	Variable rate	2006 Total	2005	2004	2003	2002

Retail notes:
Agricultural equipment	$1,934	$3,810	$1,400	$150	$37	$7,331	$6,209	$4,451	$3,954	$3,305
Construction and forestry equipment	925	1,461	2			2,388	1,980	1,406	1,196	1,198
Commercial and consumer equipment	371	619	8	24		1,022	1,022	984	909	730
Recreational products	3	8		6		17	23	33	51	79
Total retail notes	3,233	5,898	1,410	180	37	10,758	9,234	6,874	6,110	5,312
Revolving charge accounts						1,512	1,527	1,444	1,118	896
Operating loans						379	384	380	541	561
Wholesale receivables						3,699	3,651	3,480	2,905	2,942
Financing leases						421	412	406	427	468
Equipment on operating leases						900	794	758	879	1,180
Total Receivables and Leases						$17,669	$16,002	$13,342	$11,980	$11,359

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2006	2005	2004	2003	2002
U.S.	$15,378	$13,753	$11,145	$10,244	$10,224
Outside the U.S.	2,291	2,249	2,197	1,736	1,135
Total Receivables and Leases	$17,669	$16,002	$13,342	$11,980	$11,359

Delinquencies

Total Receivable amounts 60 days or more past due representing the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2006	2005	2004	2003	2002
U.S.	$39.5	$27.1	$36.2	$43.4	$42.4
Outside the U.S.	3.8	5.5	4.2	4.2	2.6
Total	$43.3	$32.6	$40.4	$47.6	$45.0

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2006	2005	2004	2003	2002
U.S.	$22.7	$55.4	$48.0	$65.9	$38.9
Outside the U.S.	9.6	11.7	8.9	20.1	5.4
Total	$32.3	$67.1	$56.9	$86.0	$44.3

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2006	2005	2004	2003	2002

Allowance for credit losses, beginning of year	$96.4	$112.6	$123.8	$118.3	$110.4

Provision for credit losses	30.5	5.9	32.3	72.2	126.9

Write-offs:
Retail notes:
Agricultural equipment	(1.1)	(1.4)	(5.3)	(5.5)	(6.7)
Construction and forestry equipment	(11.2)	(4.2)	(7.0)	(18.6)	(17.3)
Commercial and consumer equipment	(.8)	(.9)	(.9)	(1.1)	(1.2)
Recreational products	(.6)	(1.3)	(1.7)	(1.3)	(3.3)
Total retail notes	(13.7)	(7.8)	(14.9)	(26.5)	(28.5)
Revolving charge accounts	(33.3)	(29.7)	(21.5)	(27.0)	(23.4)
Operating loans	(2.9)	(3.0)	(6.5)	(4.2)	(47.4)
Wholesale receivables	(1.9)	(2.4)	(8.1)	(6.8)	(7.7)
Financing leases	(2.5)	(1.3)	(5.0)	(8.7)	(12.0)
Total write-offs	(54.3)	(44.2)	(56.0)	(73.2)	(119.0)

Recoveries:
Retail notes:
Agricultural equipment	3.2	3.3	3.6	2.7	3.5
Construction and forestry equipment	2.1	2.1	2.2	2.4	1.5
Commercial and consumer equipment	.5	.4	.5	.2	.2
Recreational products	.6	.6	.7	.7	.9
Total retail notes	6.4	6.4	7.0	6.0	6.1
Revolving charge accounts	10.4	9.3	7.7	5.7	4.0
Operating loans	.5	3.3	3.8	1.5	1.1
Wholesale receivables	2.5	2.0	1.3	2.9	.8
Financing leases	.2	.9	1.9	1.0	1.1
Total recoveries	20.0	21.9	21.7	17.1	13.1
Total net write-offs	(34.3)	(22.3)	(34.3)	(56.1)	(105.9)

Other changes related to receivable sales and purchases and translation adjustments	.2	.2	(9.2)	(10.6)	(13.1)

Allowance for credit losses, end of year	$92.8	$96.4	$112.6	$123.8	$118.3

Total net write-offs as a percentage of average Receivables	.22%	.16%	.30%	.50%	1.09%

Allowance as a percentage of total Receivables, end of year	.55%	.63%	.89%	1.12%	1.16%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2006	2005	2004	2003	2002

Allowance for credit losses, beginning of year	$9.6	$17.0	$16.0	$10.1	$7.1

Provision for credit losses	(.2)	(5.7)	(.7)	4.9	3.0

Write-offs	(1.1)	(1.8)	(1.5)	(1.5)	(1.0)
Recoveries	.7	.5	1.1	.4	.5
Total net write-offs	(.4)	(1.3)	(.4)	(1.1)	(.5)

Other changes related to receivable sales and purchases and translation adjustments	.2	(.4)	2.1	2.1	.5

Allowance for credit losses, end of year	$9.2	$9.6	$17.0	$16.0	$10.1

Total net write-offs as a percentage of average Receivables from outside the U.S.	.02%	.06%	.02%	.07%	.06%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.41%	.43%	.78%	.94%	.91%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2006		2005		2004		2003		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$17.7	44%	$17.2	41%	$19.3	36%	$23.4	36%	$19.2	32%
Construction and forestry equipment	34.9	14	32.1	13	30.9	11	30.8	11	33.2	12
Commercial and consumer equipment	2.6	6	3.1	7	3.7	8	7.6	8	6.9	7
Recreational products	1.1		1.3		2.1		2.1		2.5	1
Total retail notes	56.3	64	53.7	61	56.0	55	63.9	55	61.8	52
Revolving charge accounts	17.3	9	16.9	10	22.3	11	19.7	10	15.9	9
Operating loans	3.8	2	9.1	2	9.1	3	9.7	5	7.9	5
Wholesale receivables	7.5	22	7.6	24	15.1	28	19.6	26	19.8	29
Financing leases	7.9	3	9.1	3	10.1	3	10.9	4	12.9	5
Total	$92.8	100%	$96.4	100%	$112.6	100%	$123.8	100%	$118.3	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2006		2005		2004		2003		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$83.6	87%	$86.8	86%	$95.6	84%	$107.8	86%	$108.2	90%
Outside the U.S.	9.2	13	9.6	14	17.0	16	16.0	14	10.1	10
Total	$92.8	100%	$96.4	100%	$112.6	100%	$123.8	100%	$118.3	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2006 and 2005.

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

Item 1A.  Risk Factors.

The Company is a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

Economic Condition and Outlook.  General economic conditions can affect the demand for John Deere’s equipment. Negative economic conditions or a negative outlook, for example, can decrease housing starts and other construction and dampen demand for equipment. Strength or weakness in the overall farm economy can have a similar effect on Deere & Company’s agricultural equipment sales.

Consumer Attitudes.  The confidence John Deere’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on Deere & Company’s sales. John Deere’s ability to match its new product offerings to its customers’ anticipated preferences for different types and sizes of equipment is important as well.

Interest Rates and Credit Ratings.  If interest rates rise, they could have a dampening effect on overall economic activity and could affect the demand for John Deere’s equipment. In addition, funding costs are very important to the Company. Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company.  Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position.

The risks identified above should be considered in conjunction with “Management’s Discussion and Analysis” beginning on page 12, and, specifically, the other risks described in the “Safe Harbor Statement” on page 20. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment, Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Pittsburgh, Pennsylvania; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Company declared and paid cash dividends to John Deere Credit Company of $85 million in 2006 and $150 million in 2005. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment by John Deere dealers.  In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Worldwide farm economic conditions remain promising as demand for crops is benefiting from a global population that is gaining in both size and affluence, and a sharp rise in the use of renewable fuels. However, fiscal 2007 Deere & Company sales in the U.S. and Canada are expected to have a slow start as a result of the level of used equipment inventories and customer uncertainty regarding the direction of U.S. farm legislation. Industry retail sales of agricultural equipment in the U.S. and Canada in 2007 are expected to be approximately flat for the year, while sales in Western Europe are forecast to be flat to down slightly. In South America and Australia, the outlook for industry retail sales for 2007 is expected to be down about 10 percent and nearly 25 percent, respectively. Deere & Company’s agricultural equipment net sales were down 3 percent for 2006 and are forecast to be up approximately 4 percent in 2007. Deere & Company’s commercial and consumer equipment net sales were up 8 percent in 2006. These sales are forecast to be up about 4 percent in 2007, reflecting the impact of higher sales from the landscapes operations and the introduction of new products. Markets for construction and forestry equipment are expected to see a slowdown in 2007. Deere & Company’s construction and forestry net sales increased 10 percent in 2006 and are forecast to decrease about 5 percent in 2007. The Company expects to report net income of approximately $295 million in 2007 as a result of further growth in the loan portfolio, largely offset by higher administrative and operating expenses in support of the Company’s growth initiatives.

2006 Compared with 2005

Consolidated net income was $291.2 million for the year, compared with $274.7 million last year. The higher results for the year were primarily due to growth in the portfolio, partially offset by narrower financing spreads and a higher provision for credit losses. The ratio of earnings to fixed charges was 1.60 to 1 for 2006, compared with 1.88 to 1 for 2005.

Revenues totaled $1,705 million in 2006, compared to $1,377 million a year ago. Revenues increased primarily due to a 14 percent increase in the average balance of Receivables and Leases financed and higher financing rates. Finance income earned on retail notes totaled $713 million in 2006, up $191 million compared to $522 million in 2005. The increase was primarily due to a 23 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues increased $30 million to $286 million in 2006, primarily due to a 10 percent increase in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $210 million in 2006, a 9 percent increase over revenues of $193 million earned during 2005. The increase was primarily due to an increase in Farm Plan™ and PowerPlan® average receivables in 2006 and higher financing rates, compared with 2005. Finance income earned on wholesale receivables increased $64 million, to $355 million in 2006, from $291 million in 2005. The increase was primarily due to increasing yields and a 3 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $27 million in 2006, compared with $24 million in 2005. Revenues earned from Deere & Company totaled $468 million in 2006 compared to $401 million a year ago.

The net loss on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments, totaled $1 million during 2006, compared with a net gain of $5 million for 2005. Securitization and servicing fee income totaled $30 million in 2006, compared with $40 million during 2005. Securitization and servicing fee income relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

Crop insurance commissions totaled $35 million in 2006, compared with $8 million in 2005. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage. At October 31, 2006, the Company was offering crop insurance products in 30 states compared to 17 states a year ago.

Interest expense totaled $727 million in 2006, compared with $473 million in 2005. The increase was primarily due to an increase in the weighted-average annual interest rate incurred on all borrowings from 3.9 percent in 2005 to 5.0 percent in 2006 and higher average borrowings.

Administrative and operating expenses totaled $274 million in 2006, compared with $251 million in 2005. The increase was primarily due to higher costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

Depreciation of equipment on operating leases totaled $190 million in 2006, compared with $169 million in 2005. The increase was primarily the result of higher average amounts of equipment on operating leases.

Interest and support fees paid to John Deere were $42 million in 2006, compared with $53 million in 2005. The decrease was primarily due to lower average borrowings from Deere & Company.

The provision for credit losses was $31 million in 2006, compared with $6 million in 2005. The Company has experienced higher write-offs of retail notes, revolving charge accounts, operating loans and financing leases. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .19 percent for 2006 and .04 percent for 2005. Total net write-offs of Receivables financed were $34 million during 2006, compared with $22 million in 2005.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2006 totaled $29,557 million, an increase of 2 percent, compared with volumes of $29,088 million during 2005. These higher volumes in 2006 resulted mainly from increased volumes of wholesale receivables, operating loans, revolving charge accounts and equipment on operating leases. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 6 percent higher in 2006 compared to last year. Receivables and Leases held by the Company at October 31, 2006 totaled $17,669 million, compared with $16,002 million at October 31, 2005. For the 2006 and 2005 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2006	2005	% Change	2006	2005	% Change
Retail notes:
Agricultural equipment	$3,910.2	$3,993.1	(2)%	$7,330.8	$6,208.8	18%
Construction and forestry equipment	1,545.5	1,422.3	9	2,387.5	1,980.4	21
Commercial and consumer equipment	545.0	551.7	(1)	1,021.8	1,021.7	0
Recreational products				17.5	22.7	(23)
Total retail notes	6,000.7	5,967.1	1	10,757.6	9,233.6	17
Revolving charge accounts	3,345.0	3,271.5	2	1,512.4	1,527.5	(1)
Operating loans	1,437.7	1,331.7	8	378.7	384.4	(1)
Wholesale receivables	18,038.6	17,864.4	1	3,699.0	3,651.2	1
Financing leases	227.8	220.3	3	420.8	411.7	2
Equipment on operating leases	507.2	433.4	17	900.1	793.9	13
Total Receivables and Leases	$29,557.0	$29,088.4	2%	$17,668.6	$16,002.3	10%

Retail note volumes increased by approximately $34 million in 2006, compared with 2005. Lease volumes increased $81 million in 2006, compared with 2005. The increases in retail note and lease volumes were primarily due to increases in retail sales of John Deere construction and forestry equipment. Revolving charge account volumes increased primarily as a result of increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the construction and forestry markets.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2006	October 31, 2005
Receivables and Leases administered:
Owned by the Company	$15,495.2	$14,662.2
Owned by the Company – restricted due to securitization	2,173.4	1,340.1
Total Receivables and Leases owned by the Company	17,668.6	16,002.3
Sold and serviced - with limited recourse*	932.3	1,699.2
Sold and serviced - without recourse**	21.4	20.1
Total Receivables and Leases administered	$18,622.3	$17,721.6

*                                       The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2006 and 2005 was $105 million and $140 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2006 and 2005, the Company’s maximum exposure under these agreements was approximately $7 million. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                These receivables represent retail notes that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 85 percent of the total retail note portfolio at October 31, 2006, compared with 75 percent at October 31, 2005.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $43 million at October 31, 2006, compared with $33 million at October 31, 2005. In addition, these past due amounts represented .26 percent and .21 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $116 million and $78 million at October 31, 2006 and 2005, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.08 percent at October 31, 2006 and .84 percent at October 31, 2005. See Note 3 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $177 million at October 31, 2006, compared to $166 million at October 31, 2005. The Company’s allowance for credit losses on all Receivables financed at October 31, 2006 totaled $93 million and represented .55 percent of the total Receivables financed, compared with $96 million and .63 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2005 Compared with 2004

Consolidated net income for the fiscal year ended October 31, 2005 was $274.7 million, compared with $270.6 million in 2004. The higher results for 2005 were primarily due to growth in the portfolio and a lower provision for credit losses, partially offset by narrower financing spreads and lower gains on retail note sales. The ratio of earnings to fixed charges was 1.88 to 1 for 2005, compared with 2.23 to 1 for 2004.

Revenues totaled $1,377 million in 2005, compared to $1,219 million in 2004. Revenues increased primarily due to a 19 percent increase in the average balance of Receivables and Leases financed, partially offset by lower gains on receivable sales. Finance income earned on retail notes totaled $522 million in 2005, up $138 million compared to $384 million in 2004. The increase was primarily due to a 30 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues decreased $7 million to $256 million in 2005, primarily due to a 3 percent decrease in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $193 million in 2005, a 14 percent increase over revenues of $169 million earned during 2004. The increase was primarily due to growth of Farm Plan™ and John Deere Credit Revolving Plan average receivables in 2005, compared with 2004. Finance income earned on wholesale receivables increased $46 million, to $291 million in 2005, from $245 million in 2004. The increase was primarily due to a 15 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $24 million in 2005, compared with $23 million in 2004. Revenues earned from Deere & Company totaled $401 million in 2005 compared to $365 million in 2004.

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

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2005 totaled $29,088 million, an increase of 10 percent, compared with volumes of $26,443 million during 2004. These higher volumes in 2005 resulted mainly from increased volumes of wholesale receivables, retail notes, and revolving charge accounts. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 7 percent higher in 2005 compared to 2004. Receivables and Leases held by the Company at October 31, 2005 totaled $16,002 million, compared with $13,342 million at October 31, 2004. For the 2005 and 2004 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

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

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $33 million at October 31, 2005, compared with $40 million at October 31, 2004. In addition, these past due amounts represented .21 percent and .32 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $78 million and $71 million at October 31, 2005 and 2004, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was ..84 percent at October 31, 2005 and 1.03 percent at October 31, 2004. See Note 3 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166 million at October 31, 2005, compared to $168 million at October 31, 2004. The Company’s allowance for credit losses on all Receivables financed at October 31, 2005 totaled $96 million and represented .63 percent of the total Receivables financed, compared with $113 million and .89 percent, respectively, at October 31, 2004. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The aggregate cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $481 million in 2006. Cash provided by financing activities totaled $1,464 million resulting from a net increase in external borrowings, partially offset by a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash used for investing activities totaled $2,078 million in 2006, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents decreased $131 million during 2006.

Over the last three years, operating activities have provided $1,348 million in cash. In addition, the sale of Receivables and Leases provided $3,227 million and an increase in total net borrowings provided $5,171 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $9,212 million, and to pay $655 million in dividends.

The financing of retail purchases and leases of John Deere products and of wholesale receivables due from John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for 2006 and 2005. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets.

During 2006, the Company issued $2,670 million of medium-term notes, obtained $1,668 million of secured borrowings, maintained an average commercial paper balance of $1,936 million and received proceeds of $143 million from sales of Receivables. At October 31, 2006, the Company’s funding profile included $2,290 million of commercial paper, $2,194 million of notes payable related to on-balance sheet securitization funding, $178 million of intercompany loans from Deere & Company, $10,880 million of unsecured term debt, $842 million of off-balance sheet securitization funding and $2,154 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at October 31, 2006 and 2005 was approximately $2,290 million and $1,696 million, respectively, while the total cash and cash equivalents position was $119 million and $250 million, respectively.

The Company issued $2,670 million and retired $2,443 million of other borrowings during the year, which were primarily medium-term notes.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 4). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At October 31, 2006, $1,575 million was outstanding under the facility of which $1,036 million was recorded on the balance sheet. See Note 4 to the Consolidated Financial Statements.

Total interest-bearing indebtedness amounted to $15,555 million at October 31, 2006, compared with $13,958 million at October 31, 2005. Included in this debt are secured borrowings of $2,194 million and $1,353 million for the same periods. Total external borrowings have increased generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $7,143 million at October 31, 2006, which included $2,194 million of secured borrowings, compared with $5,767 million at October 31, 2005, which included $1,353 million of secured borrowings, while total long-term indebtedness amounted to $8,413 million at October 31, 2006 and $8,191 million at October 31, 2005. The ratio of total interest-bearing debt to stockholder’s equity was 7.2 to 1 both at October 31, 2006 and at 2005.

Stockholder’s equity was $2,154 million at October 31, 2006, compared with $1,940 million and $1,807 million at October 31, 2005 and 2004, respectively.  The increase in 2006 was primarily due to net income of $291 million and an increase in the cumulative translation adjustment of $10 million, partially offset by dividend payments of $85 million.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $85 million in 2006 and $150 million in 2005. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $3,016 million at October 31, 2006, $410 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2006 was a long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the financial statements. For information regarding Deere & Company and its business, see Business of John Deere, Outlook for John Deere, Relationships of the Company with John Deere above and Exhibit 99.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for Deere & Company. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Positive
Standard & Poor’s	A	A-1	Stable

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

Off-Balance Sheet Arrangements

The Company has periodically sold retail notes to special purpose entities (SPEs) in securitization transactions.  The Company has used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs has enabled the Company to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding the Company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. The Company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $97 million and the total assets held by the SPEs related to these securitizations were $903 million at October 31, 2006.

At October 31, 2006, the Company had approximately $3 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2006, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2006 was approximately five years.

At October 31, 2006, the Company had $410 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2006 the maximum exposure for uncollected premiums was approximately $34 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the Agreement of approximately $432 million at October 31, 2006. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at October 31, 2006, the Company has accrued probable losses of approximately $.2 million under the Agreement.

Aggregate Contractual Obligations

Most of the Company’s contractual obligations to make payments to third parties are on-balance-sheet debt obligations. In addition, the Company has off-balance-sheet obligations for the purchase of services along with interest on debt and operating lease payments. The payment schedule for these contractual obligations at October 31, 2006 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
Total debt*	$15,542	**	$5,762	$5,709	$1,921	$2,150
Interest on debt	1,885		640	754	393	98
Purchase obligations	3		2	1
Operating leases	8		3	4	1
Total obligations	$17,438		$6,407	$6,468	$2,315	$2,248

*                                         Principal payments

**                                  Notes payable of $2,194 million classified as short-term on the balance sheet related to securitization of retail notes are included in this table based on the expected payment schedule (see Note 7).

These contractual obligations do not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 16 to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2006, 2005, and 2004 were $93 million, $96 million, and $113 million, respectively. The decrease in 2006 was primarily due to continued strong credit quality and a decrease in non-performing Receivables.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 1 basis point and 11 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the Receivable portfolios would result in an increase or decrease of approximately $8 million to the allowance for credit losses at October 31, 2006.

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

The total operating lease residual values at October 31, 2006, 2005, and 2004 were $511 million, $450 million, and $461 million, respectively.  The increase in 2006 was primarily due to the increase in the level of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 5 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $9 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. See Note 18 to the Consolidated Financial Statements for additional detailed financial instrument information.

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2006 and October 31, 2005 would have been approximately $63 million and $35 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Item 9B.  Other Information.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2006 and 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2006 and 2005, were $1,725 thousand and $1,959 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2006 and 2005, were $163 thousand and $156 thousand, respectively. These services included various attest services.

Tax Fees

The aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2006 and 2005 were $4 thousand.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2006 and 2005.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2006 proxy statement.  During the fiscal year ended October 31, 2006, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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
R. W. Lane
Chairman and Principal Executive Officer

Date:                    December 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Robert W. Lane, James A. Israel and Marc A. Howze, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ R. W. Lane	Director, Chairman and	)
R. W. Lane	Principal Executive Officer	)
)
)
/s/ Samuel R. Allen	Director	)
Samuel R. Allen		)
)
)
/s/ David C. Everitt	Director	)	December 20, 2006
David C. Everitt		)
)
)
/s/ James A. Israel	Director and President	)
James A. Israel		)
)
)
/s/ James R. Jabanoski	Director	)
James R. Jabanoski		)

Signature	Title		Date

/s/ Nathan J. Jones	Director	)
Nathan J. Jones		)
)
)
/s/ M. J. Mack, Jr.	Director, Senior Vice President	)
M. J. Mack, Jr.	and Principal Financial Officer	)
)
)
/s/ H. J. Markley	Director	)	December 20, 2006
H. J. Markley		)
)
)
/s/ Stephen Pullin	Director	)
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP

111 S. Wacker Drive

Chicago, Illinois  60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2006 and 2005 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois

December 18, 2006

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2006, 2005 and 2004

(in millions)

	2006	2005	2004
Revenues
Finance income earned on retail notes	$713.4	$521.9	$384.4
Lease revenues	285.7	255.7	262.6
Revolving charge account income	210.2	192.6	168.6
Finance income earned on wholesale receivables	354.5	291.4	244.7
Operating loan income	26.6	23.8	22.8
Securitization and servicing fee income	30.0	39.6	50.7
Net gain (loss) on receivables sold	(1.3)	5.1	46.2
Crop insurance commissions	35.3	7.9
Other income	51.0	38.9	39.2
Total revenues	1,705.4	1,376.9	1,219.2
Expenses
Interest expense	726.9	473.2	327.4
Operating expenses:
Administrative and operating expenses	273.9	250.7	244.7
Provision for credit losses	30.5	5.9	32.3
Fees paid to John Deere	41.6	53.2	34.4
Depreciation of equipment on operating leases	189.8	169.1	169.8
Total operating expenses	535.8	478.9	481.2
Total expenses	1,262.7	952.1	808.6
Income of consolidated group before income taxes	442.7	424.8	410.6
Provision for income taxes	151.8	150.7	140.6
Income of consolidated group	290.9	274.1	270.0
Equity in income of unconsolidated affiliates	.3	.6	.6
Net income	291.2	274.7	270.6
Cash dividends paid	(85.0)	(150.0)	(420.0)
Retained earnings at beginning of the year	1,094.7	970.0	1,119.4
Retained earnings at end of the year	$1,300.9	$1,094.7	$970.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2006 and 2005

(in millions)

	2006	2005
Assets
Cash and cash equivalents	$119.2	$250.2
Receivables:
Retail notes	8,584.2	7,893.5
Restricted securitized retail notes	2,173.4	1,340.1
Revolving charge accounts	1,512.4	1,527.5
Operating loans	378.7	384.4
Wholesale receivables	3,699.0	3,651.2
Financing leases	420.8	411.7
Total receivables	16,768.5	15,208.4
Allowance for credit losses	(92.8)	(96.4)
Total receivables – net	16,675.7	15,112.0
Other receivables	107.9	118.4
Equipment on operating leases – net	900.1	793.9
Notes receivable from John Deere	238.6
Investments in unconsolidated affiliates	4.4	4.1
Other assets	331.5	288.8
Total Assets	$18,377.4	$16,567.4

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,289.5	$1,696.0
Other notes payable	2,207.6	1,364.8
John Deere	178.2	275.0
Current maturities of long-term borrowings	2,467.5	2,431.6
Total short-term borrowings	7,142.8	5,767.4
Accounts payable and accrued expenses	383.7	390.6
Deposits withheld from dealers and merchants	177.4	166.0
Deferred income taxes	107.3	112.7
Long-term borrowings	8,412.5	8,190.7
Total liabilities	16,223.7	14,627.4
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8
Retained earnings	1,300.9	1,094.7
Accumulated other comprehensive income:
Cumulative translation adjustment	28.1	18.4
Unrealized gain on investments	3.5	6.8
Unrealized gain on derivatives	8.4	7.3
Total accumulated other comprehensive income	40.0	32.5
Total stockholder’s equity	2,153.7	1,940.0
Total Liabilities and Stockholder’s Equity	$18,377.4	$16,567.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2006, 2005 and 2004

(in millions)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$291.2	$274.7	$270.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30.5	5.9	32.3
Provision for depreciation and amortization	194.5	173.9	175.9
Provision (credit) for deferred income taxes	(3.7)	(17.2)	1.9
Undistributed earnings of unconsolidated affiliates	(.3)	(.6)	(.6)
Change in assets and liabilities:
Accounts payable and accrued expenses	7.6	65.0	(2.9)
Other	(38.9)	(119.0)	7.5
Net cash provided by operating activities	480.9	382.7	484.7

Cash Flows from Investing Activities:
Cost of receivables acquired	(29,049.8)	(28,655.0)	(26,084.3)
Collections of receivables	27,478.6	25,869.1	22,528.5
Cost of operating leases acquired	(507.2)	(433.4)	(358.3)
Proceeds from sales of equipment on operating leases	163.3	236.1	332.7
Purchases of property and equipment	(153.8)	(12.7)	(3.1)
Change in notes receivable - unconsolidated affiliates			274.3
Cost of notes receivable with John Deere	(110.8)
Proceeds from sales of receivables	143.2	132.7	2,219.3
Other	(41.3)	(53.7)	(11.1)
Net cash used for investing activities	(2,077.8)	(2,916.9)	(1,102.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper – net	575.4	147.9	(179.1)
Increase (decrease) in other notes payable – net	843.0	1,357.6	(62.9)
Increase (decrease) in payable with John Deere – net	(96.8)	(966.2)	1,075.2
Proceeds from issuance of long-term borrowings	2,669.7	3,378.7	1,824.2
Payments of long-term borrowings	(2,442.6)	(1,190.4)	(1,762.6)
Dividends paid	(85.0)	(150.0)	(420.0)
Other		.2
Net cash provided by financing activities	1,463.7	2,577.8	474.8

Effect of exchange rate changes on cash and cash equivalents	2.2	(2.9)	9.5
Net increase (decrease) in cash and cash equivalents	(131.0)	40.7	(133.0)
Cash and cash equivalents at the beginning of year	250.2	209.5	342.5
Cash and cash equivalents at the end of year	$119.2	$250.2	$209.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2004, 2005 and 2006

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2003	$1,933.0	$812.8	$1,119.4	$.8
Comprehensive income
Net income	270.6		270.6
Other comprehensive income (loss)
Cumulative translation adjustment	10.2			10.2
Unrealized loss on investments	(1.1)			(1.1)
Unrealized gain on derivatives	14.2			14.2
Total comprehensive income	293.9
Dividends paid	(420.0)		(420.0)
Balance October 31, 2004	1,806.9	812.8	970.0	24.1
Comprehensive income
Net income	274.7		274.7
Other comprehensive income (loss)
Cumulative translation adjustment	(5.3)			(5.3)
Unrealized gain on investments	1.3			1.3
Unrealized gain on derivatives	12.4			12.4
Total comprehensive income	283.1
Dividends paid	(150.0)		(150.0)
Balance October 31, 2005	1,940.0	812.8	1,094.7	32.5
Comprehensive income
Net income	291.2		291.2
Other comprehensive income (loss)
Cumulative translation adjustment	9.7			9.7
Unrealized loss on investments	(3.3)			(3.3)
Unrealized gain on derivatives	1.1			1.1
Total comprehensive income	298.7
Dividends paid	(85.0)		(85.0)
Balance October 31, 2006	$2,153.7	$812.8	$1,300.9	$40.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and customer guarantees from certain John Deere dealers and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Certain special purpose entities (SPEs) related to the securitization of financing receivables for secured borrowings, which are variable interest entities (VIEs), are consolidated since the Company is the primary beneficiary for these VIEs. Certain other SPEs related to the securitization and sale of financing receivables, which are also VIEs, are not consolidated since the Company does not control these entities, and they either meet the requirements of qualified SPEs or the Company is not the primary beneficiary.  In addition, the specified assets in these unconsolidated VIEs related to the Company’s securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation (see Note 4).

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

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 4). For securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax in other comprehensive income in unrealized gain or loss on investments. Other-than-temporary impairments are recorded in net income. For securitizations that qualify as collateral for secured borrowings, no gains or losses are recognized at the time of securitization. These receivables remain on the balance sheet and are classified as “Restricted securitized retail notes.” The Company recognizes finance income over the lives of these retail notes using the interest method.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method (see Note 5).

Derivative Financial Instruments

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of funding sources to its receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued and any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 18).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder’s equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net loss for 2006, 2005 and 2004 was $.5 million, $.5 million and $1.0 million, respectively.

New Accounting Standards Adopted

Certain employees of the Company participate in Deere & Company share-based compensation plans. Accordingly, in the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 for the Company was an additional expense of $5.7 million pretax, or $3.6 million after-tax. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2006.

At October 31, 2006, the Company adopted FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation relates to legal obligations associated with retirement of tangible long-lived assets that result from the acquisition, construction, or normal operations of the asset. Under this standard, an accrual is required for these legal asset retirement obligations in which the timing or method of settlement is conditional on future events that may or may not be within the control of the entity. The accrual is recorded as an increase in the cost basis of the related property and recognized in expense over the useful life of the asset. The adoption of this Interpretation did not have a material effect on the Company’s financial position or net income. The pro forma effects on all years presented were also not material.

New Accounting Standards to be Adopted

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed. In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets. In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The effective date of these Statements is the beginning of fiscal year 2007. The adoption of these Statements is not expected to have a material effect on the Company’s financial position or net income.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the Company’s financial position or net income.

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholder’s equity net of tax. The amount recorded in stockholder’s equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and the year-end measurement date is fiscal year 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income. The Company does not expect violations of any credit agreements as a result of adopting this new standard. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to the beginning retained earnings. The Company is currently reviewing the impact of this new standard and has not determined the potential effect on the financial statements.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2006		2005
	Unrestricted	Restricted	Unrestricted	Restricted
Agricultural equipment – new	$4,217.6	$963.5	$3,814.1	$588.2
Agricultural equipment – used	2,018.5	1,124.0	1,864.1	699.7
Construction and forestry equipment – new	2,112.4	313.2	1,808.2	164.5
Construction and forestry equipment – used	121.5	103.3	140.2	73.8
Commercial and consumer equipment – new	1,066.5		1,060.1
Commercial and consumer equipment – used	78.2		78.6
Recreational products	25.3		35.5
Total	9,640.0	2,504.0	8,800.8	1,526.2
Unearned finance income:
Equipment	(1,048.0)	(330.6)	(894.5)	(186.1)
Recreational products	(7.8)		(12.8)
Total	(1,055.8)	(330.6)	(907.3)	(186.1)
Retail notes receivable	$8,584.2	$2,173.4	$7,893.5	$1,340.1

Retail notes acquired by the Company during the years ended October 31, 2006, 2005 and 2004 had an estimated average original term (based on dollar amounts) of 53, 53 and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2006, 2005 and 2004 was 34, 35 and 35 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2006		2005
	Unrestricted	Restricted	Unrestricted	Restricted
Due in:
0-12 months	$3,059.9	$681.8	$2,722.5	$376.2
13-24 months	2,518.7	642.4	2,245.0	367.4
25-36 months	1,898.6	569.9	1,712.3	330.7
37-48 months	1,216.5	426.8	1,162.6	278.2
49-60 months	730.7	165.3	735.7	153.2
Over 60 months	215.6	17.8	222.7	20.5
Total	$9,640.0	$2,504.0	$8,800.8	$1,526.2

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	3-7 crop years
Monthly payments	20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-7 years
Monthly payments	10%	36-84 months

During 2006, 2005 and 2004, the Company received proceeds from the sale of Receivables (including securitized sales) of $143 million, $133 million and $2,219 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s estimated maximum exposure under all Receivable and Lease recourse provisions at October 31, 2006, 2005 and 2004 was $105 million, $140 million and $203 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2006, 2005 and 2004, the maximum exposure under these agreements was approximately $7 million, $ 7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2006, 2005 and 2004, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $954 million, $1,719 million and $3,052 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2006, the average effective yield on retail notes held by the Company was approximately 7.3 percent, compared with 6.6 percent in 2005 and 6.3 percent in 2004. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases.  The Company computes the compensation from John Deere for waived or reduced finance charges based on the

Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 22 percent in 2006, 22 percent in 2005 and 25 percent in 2004. During 2006, 2005 and 2004, the finance income earned from Deere & Company on retail notes containing waiver of finance charges or reduced rates was $158 million, $116 million and $96 million, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2006 and 2005 totaled $1,512 million and $1,528 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers or through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $379 million and $384 million at October 31, 2006 and 2005, respectively.

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2006	2005
Agricultural equipment	$227.7	$219.5
Construction and forestry equipment	116.9	117.4
Commercial and consumer equipment	102.5	95.0
Other equipment	9.5	7.4
Total	456.6	439.3
Estimated residual values	33.5	37.0
Unearned finance income	(69.3)	(64.6)
Financing leases receivable	$420.8	$411.7

Initial lease terms for financing leases generally range from 36 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2006	2005
Due in:
0-12 months	$190.3	$185.3
13-24 months	120.6	118.5
25-36 months	81.7	77.1
37-48 months	43.9	38.8
Over 48 months	20.1	19.6
Total	$456.6	$439.3

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

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agricultural equipment, commercial and consumer equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all of wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere. During 2006, 2005 and 2004, the compensation earned from John Deere was $240 million, $219 million and $200 million, respectively.

Other Receivables

The Company has sold retail notes to limited-purpose business trusts and to private third parties, which utilize the notes as collateral for asset-backed securities issued. Other receivables related to securitizations are recorded at net present value and relate to payments to be received for retained interests. These retained interests are subsequently carried at estimated fair value with other-than-temporary impairments to fair value included in income. Securitization and servicing fee income includes the interest earned on these retained interests and reimbursed administrative expenses.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2006	2005	2004
Balance, beginning of the year	$96.4	$112.6	$123.8
Provision for credit losses	30.5	5.9	32.3
Total net write-offs	(34.3)	(22.3)	(34.3)
Other changes related to receivable sales and purchases and translation adjustments	.2	.2	(9.2)
Balance, end of the year	$92.8	$96.4	$112.6

The allowance for credit losses represented .55 percent, .63 percent and .89 percent of Receivables financed at October 31, 2006, 2005 and 2004, respectively. In addition, the Company had $177 million, $166 million and $168 million at October 31, 2006, 2005 and 2004, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

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

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2006		October 31, 2005		October 31, 2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$10.2	.14%	$8.1	.13%	$9.9	.22%
Construction and forestry equipment	6.3	.26	4.6	.23	4.7	.33
Commercial and consumer equipment	1.3	.13	1.1	.11	1.1	.11
Recreational products			.1	.44	.1	.30
Total retail notes	17.8	.17	13.9	.15	15.8	.23
Revolving charge accounts*	21.1	1.40	12.5	.82	12.6	.87
Operating loans					.9	.24
Wholesale receivables	.9	.02	1.7	.05	7.9	.23
Financing leases	3.5	.83	4.5	1.09	3.2	.79
Total Receivables	$43.3	.26	$32.6	.21	$40.4	.32

*                                       Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.2	.18%	$15.6	.25%	$15.1	.34%
Construction and forestry equipment	5.0	.21	10.3	.52	7.1	.51
Commercial and consumer equipment	2.3	.23	5.2	.51	2.5	.25
Recreational products	.2	1.14	.4	1.76	.4	1.20
Total retail notes	20.7	.19	31.5	.34	25.1	.37
Revolving charge accounts	.8	.05	.5	.03
Operating loans	3.9	1.03	23.9	6.22	24.1	6.33
Wholesale receivables	.4	.01	1.6	.04	1.1	.03
Financing leases	6.5	1.54	9.6	2.33	6.6	1.63
Total Receivables	$32.3	.19	$67.1	.44	$56.9	.45

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(2.1)	(.03)%	$(1.9)	(.04)%	$1.7	.04%
Construction and forestry equipment	9.1	.41	2.1	.13	4.8	.38
Commercial and consumer equipment	.3	.03	.5	.05	.4	.04
Recreational products			.7	2.49	1.0	2.37
Total retail notes	7.3	.07	1.4	.02	7.9	.13
Revolving charge accounts	22.9	1.66	20.4	1.51	13.8	1.16
Operating loans	2.4	.69	(.3)	(.08)	2.7	.59
Wholesale receivables	(.6)	(.01)	.4	.01	6.8	.20
Financing leases	2.3	.57	.4	.10	3.1	.75
Total Receivables	$34.3	.22	$22.3	.16	$34.3	.30

Note 4.   Retail Note Securitizations

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations) involving its retail notes.  For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction. Further information related to the secured borrowings and sales of retail notes is provided below.

Secured Borrowings

Beginning in 2005, the Company’s new securitizations of retail notes were accounted for as secured borrowings. Retail notes related to these programs were transferred to certain SPEs which in turn issued debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at October 31, 2006 and 2005 were $22 million and $42 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The total components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2006	2005
Restricted securitized retail notes	$2,173.4	$1,340.1
Allowance for credit losses	(8.8)	(6.3)
Other assets	72.2	62.5
Total restricted securitized assets	$2,236.8	$1,396.3

The components of the secured borrowings and other liabilities related to these securitizations at October 31 were as follows (in millions of dollars):

	2006	2005
Other notes payable	$2,194.3	$1,353.0
Accounts payable and accrued expenses	4.4	2.1
Total liabilities related to restricted securitized assets	$2,198.7	$1,355.1

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. The consolidated assets (restricted retail notes) relating to an SPE in which the Company is the primary beneficiary, and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,147 million and $650 million at October 31, 2006 and 2005, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At October 31, 2006, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

Prior to 2005, the Company periodically transferred certain retail notes into SPEs as part of its securitization program in transactions that were structured such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140. The SPEs issue asset-backed securities to investors and use the proceeds of the debt issuance to pay for the retail notes. However, the Company retains certain interests in the SPE’s assets including interest-only strips and, in some cases, reserve accounts and subordinated certificates. These retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The Company retains the rights to certain future cash flows and receives annual servicing fees approximating one percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are just adequate to compensate the servicer for the costs of providing the servicing. The Company’s maximum exposure under recourse provisions related to securitized sold retail notes at October 31, 2006 and 2005 was $97 million and $138 million, respectively. The recourse provisions contractually specified by the documents governing the securitization transaction are contingent liabilities that are remote at this time. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company’s retained interests are subordinate to investors’ interests and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2006 and 2005 were $903 million and $1,754 million, respectively. At October 31, 2006, the maximum remaining term of these receivables sold was approximately four years.

Pretax gains on securitized retail notes sold (none in 2006 and 2005) and key assumptions used to initially determine the fair value of the retained interests were as follows:

2004
Pretax gains in millions	$45
Weighted-average maturity in months	20
Average annual prepayment rate	20%
Average expected annual credit losses	.37%
Discount rate on retained interests and subordinate tranches	13%

Cash flows received from securitization trusts for retail notes sold in millions of dollars were as follows:

	2006	2005	2004
Proceeds from new securitizations			$2,146
Servicing fees received	$13	$22	30
Other cash flows received	23	38	60

Components of retained interests in securitized retail notes sold at October 31 were as follows (in millions of dollars):

	2006	2005
Interest only strips	$40	$48
Reserve accounts held for benefit of securitization entities	48	69
Subordinated certificates	9	7
Total retained interests	$97	$124

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2006	2005
Securitized retail notes sold
Carrying amount/fair value of retained interests	$97	$124
Weighted-average life (in months)	11	14
Prepayment speed assumption (annual rate)	17%	19%
Impact on fair value of 10% adverse change	$.1	$.6
Impact on fair value of 20% adverse change	$.3	$1.2
Expected credit losses (annual rate)	.44%	.48%
Impact on fair value of 10% adverse change	$.3	$.8
Impact on fair value of 20% adverse change	$.6	$1.6
Residual cash flows discount rate (annual)	11%	10%
Impact on fair value of 10% adverse change	$1.9	$2.5
Impact on fair value of 20% adverse change	$3.8	$4.9

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

Principal balances of owned, securitized retail notes sold and total managed retail notes; past due amounts; and credit losses (net of recoveries), as of and for the years ended October 31, 2006 and October 31, 2005 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2006
Owned	$10,408	$17	$7
Securitized retail notes sold	814	6	2
Managed	$11,222	$23	$9

2005
Owned	$8,983	$13	$1
Securitized retail notes sold	1,619	6	3
Managed	$10,602	$19	$4

The amount of actual and projected future credit losses as a percent of the original balance of securitized retail notes sold (expected static pool losses) were as follows:

Securitized Retail Notes Sold In 2004
Actual and Projected Credit Losses as of:
October 31, 2006	.29%
October 31, 2005	.40%
October 31, 2004	.58%

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2006	2005
Agricultural equipment	$358.0	$377.6
Construction and forestry equipment	684.9	528.3
Commercial and consumer equipment	164.8	153.4
Other equipment	6.1	16.0
Total	1,213.8	1,075.3
Accumulated depreciation	(313.7)	(281.4)
Equipment on operating leases – net	$900.1	$793.9

Initial lease terms for equipment on operating leases generally range from 36 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2006	2005
Due in:
0-12 months	$207.5	$196.4
13-24 months	133.6	125.5
25-36 months	71.9	65.8
37-48 months	30.6	26.9
Over 48 months	9.5	9.3
Total	$453.1	$423.9

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $1 million at October 31, 2006, 2005 and 2004.

Note 6.   Notes Receivable from John Deere

The Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. On October 31, 2006, notes receivable from John Deere related to wind energy loans were $239 million. The Company receives interest from John Deere equal to competitive market interest rates. These notes generally have original contractual maturities of up to ten years. At October 31, 2006, the maximum remaining term of the notes was approximately ten years. The Company has received security interests in the assets of John Deere Renewables, LLC as collateral on these loans.

Note 7.   Short-Term Borrowings

On October 31, 2006, short-term borrowings were $7,143 million, $2,290 million of which was commercial paper. Short-term borrowings were $5,767 million on October 31, 2005, $1,696 million of which was commercial paper. The Company’s short-term borrowings include $2,194 million and $1,353 million of secured borrowings at October 31, 2006 and 2005, respectively (see Note 4). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings based on the expected liquidations of the retail notes in millions of dollars is as follows: 2007 - $811, 2008 - $614, 2009 - $442, 2010 - $267 and 2011 - $60. The Company’s short-term debt also includes amounts borrowed from John Deere, which totaled $178 million and $275 million at October 31, 2006 and 2005, respectively. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings at October 31, 2006 and 2005, excluding current maturities of long-term borrowings, was 5.2 percent and 4.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $3,016 million at October 31, 2006. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2006, $410 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3 billion, expiring in February 2011. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreement have been met during the periods included in the financial statements. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million.  This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2006 and 2005, the Company’s ratios were 1.60 to 1 and 1.88 to 1, respectively, and never less than 1.53 to 1 and 1.74 to 1 for any fiscal quarter of 2006 and 2005, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

Note 8.   Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2006		2005
Senior Debt:**
Medium-term notes due 2006-2011 (principal $5,064 - 2006, $4,308 - 2005): Average interest rate of 4.9% - 2006, 4.2% - 2005	$5,047	*	$4,296	*
4.5% Notes due 2007 ($500 principal): Swapped $300 million to variable interest rate of 4.5% - 2005			498	*
3.9% Notes due 2008 ($850 principal): Swapped $350 million to variable interest rate of 5.9% - 2006, 4.7% - 2005	839	*	835	*
6% Notes due 2009 ($300 principal): Swapped to variable interest rate of 5.6% - 2006, 4.0% - 2005	304	*	308	*
7% Notes due 2012 ($1,500 principal): Swapped $1,225 million to variable interest rate of 6.4% - 2006, 4.8% - 2005	1,570	*	1,592	*
5.1% Debentures due 2013 ($650 principal): Swapped to variable interest rate of 6.1% - 2006, 4.8% - 2005	625	*	627	*
Other Notes	35		44
Total senior debt	8,420		8,200
Unamortized debt discount	(7)		(9)
Total	$8,413		$8,191

*              Includes fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2007 - $2,469, 2008 - $2,893, 2009 - $1,760, 2010 - $849 and 2011 - $746.

Note 9.   Leases

Total rental expense for operating leases was $4 million, $5 million and $4 million for 2006, 2005 and 2004, respectively. At October 31, 2006, future minimum lease payments under operating leases amounted to $8 million as follows (in millions of dollars): 2007 - $3, 2008 - $2, 2009 - $1, 2010 - $1 and 2011 - $1.

Note 10. Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2006 or 2005. At October 31, 2006, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 11. Dividends

The Capital Corporation declared and paid $85 million in dividends to John Deere Credit Company in 2006 and $150 million in 2005.  In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 12. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $5.3 million in 2006, $4.1 million in 2005 and $3.9 million in 2004. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $6.0 million in 2006, $5.5 million in 2005 and $6.5 million in 2004. Further disclosure for these plans is included in the notes to the Deere & Company 2006 Annual Report on Form 10-K.

Note 13. Income Taxes

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

Deferred Income Taxes

Deferred income taxes arise because certain items are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$144.3		$154.3
Income and gains from securitizations		13.4		16.6
Tax over book depreciation		4.8		4.9
Deferred retail note finance income		4.7		2.8
Unrealized gain on derivatives		3.9		3.9
Allowance for credit losses	$39.3		$42.6
Accrual for retirement and other benefits	21.3		20.9
Net operating loss carry forward	3.4		3.9
Miscellaneous accruals and other		.2	2.4
Total	$64.0	$171.3	$69.8	$182.5

The provision for income taxes consisted of the following (in millions of dollars):

	2006	2005	2004
Current	$155.5	$167.9	$138.7
Deferred	(3.7)	(17.2)	1.9
Total provision for income taxes	$151.8	$150.7	$140.6

At October 31, 2006, certain tax loss and tax credit carryforwards for $3.4 million were available, expiring from 2007 through 2023.

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2006	2005	2004
U.S. federal income tax provision at a statutory rate of 35 percent	$154.9	$148.7	$143.7
Municipal lease income not taxable	(1.2)	(1.3)	(1.3)
Taxes on foreign activities	(2.1)	.3	(.8)
Nondeductible costs and other – net	.2	3.0	(1.0)
Total provision for income taxes	$151.8	$150.7	$140.6

Note 14.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2006	2005	2004
Compensation and benefits	$177.6	$169.3	$168.0
Other	96.3	81.4	76.7
Total	$273.9	$250.7	$244.7

Note 15.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest incurred on borrowings in 2006, 2005 and 2004 were $742 million, $484 million and $325 million, respectively. Cash payments for income taxes during these same periods were $161 million, $164 million and $136 million, respectively.

The Company had non-cash investing activities not included in the statements of consolidated cash flows of $128 million for receipt of notes receivable with John Deere in exchange for property and equipment in 2006.

Note 16.  Commitments and Contingent Liabilities

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2006, the maximum amount of exposure to losses under these agreements was $105 million. The estimated credit risk associated with sold receivables totaled $3 million at October 31, 2006. This risk of loss is recognized primarily in the retained interests recorded on the Company’s balance sheet (See Note 4). The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At October 31, 2006, the maximum remaining term of the Receivables guaranteed was approximately four years.

At October 31, 2006, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $63 million of commercial paper and $935 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At October 31, 2006, the Company’s maximum exposure under these agreements was approximately $7 million. At October 31, 2006, the Company had approximately $3 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2006, the Company had accrued losses of approximately $.2 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2006 was approximately five years.

At October 31, 2006, the Company had $410 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At

October 31, 2006 the maximum exposure for uncollected premiums was approximately $34 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the Agreement of approximately $432 million at October 31, 2006. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at October 31, 2006, the Company has accrued probable losses of approximately $.2 million under the Agreement.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.5 billion at October 31, 2006. The amount of unused commitments to extend credit to customers was $31.7 billion at October 31, 2006. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

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

Note 17. Other Comprehensive Income Items

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2004
Change in cumulative translation adjustment	$10.2		$10.2
Unrealized holding loss and net loss on investments*	(1.7)	$.6	(1.1)
Unrealized gain (loss) on derivatives:
Hedging loss	(20.0)	6.4	(13.6)
Reclassification of realized loss to net income	42.0	(14.2)	27.8
Net unrealized gain on derivatives	22.0	(7.8)	14.2
Total other comprehensive income	$30.5	$(7.2)	$23.3

2005
Change in cumulative translation adjustment	$(5.3)		$(5.3)
Unrealized holding gain and net gain on investments*	2.0	$(.7)	1.3
Unrealized gain (loss) on derivatives:
Hedging gain	8.1	(3.2)	4.9
Reclassification of realized loss to net income	11.0	(3.5)	7.5
Net unrealized gain on derivatives	19.1	(6.7)	12.4
Total other comprehensive income	$15.8	$(7.4)	$8.4

2006
Change in cumulative translation adjustment	$9.7		$9.7
Unrealized holding loss and net loss on investments*	(4.9)	$1.6	(3.3)
Unrealized gain (loss) on derivatives:
Hedging gain	5.5	(1.8)	3.7
Reclassification of realized gain to net income	(4.4)	1.8	(2.6)
Net unrealized gain on derivatives	1.1		1.1
Total other comprehensive income	$5.9	$1.6	$7.5

*       Reclassification of retained interest realized gains or losses to net income were not material.

Note 18.  Financial Instruments

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value

Receivables financed (excluding restricted) - net	$14,511	$14,310	$13,778	$13,609

Restricted securitized retail notes - net	$2,165	$2,143	$1,334	$1,315

Short-term secured borrowings*	$2,194	$2,193	$1,353	$1,347

Long-term borrowings	$8,413	$8,471	$8,191	$8,244

*       See Note 7.

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

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  The amount of the gain recorded in other comprehensive income at October 31, 2006 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $6 million after-tax. These swaps mature in up to 55 months.

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

Foreign Exchange Forward Contracts and Swaps

The Company has entered into foreign exchange forward contracts and swaps in order to manage the currency exposure of certain receivables and liabilities. For transactions not designated as hedges under FASB Statement No. 133, the fair value gains or losses from these foreign currency derivatives are recognized currently in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The Company has designated foreign exchange currency swaps as cash flow hedges of certain borrowings. The effective portion of the fair value gains or losses on these swaps is recorded in other comprehensive income and subsequently reclassified into other operating expenses as payments are accrued and these instruments approach maturity. This offsets the exchange rate effects on the borrowing being hedged included in other operating expenses.

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts or swaps designated as hedges were recognized currently in earnings and were not material. The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

Note 19.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the U.S. and countries outside the U.S. is disclosed below. Geographic area information for the years ended October 31, 2006, 2005, and 2004 is presented below (in millions of dollars):

	2006	2005	2004
Revenues:
U.S.	$1,529	$1,200	$1,062
Outside the U.S.	176	177	157
Total	$1,705	$1,377	$1,219

Operating profit:
U.S.	$405	$383	$377
Outside the U.S.	38	42	34
Total	$443	$425	$411

Receivables:
U.S.	$14,497	$12,979	$10,411
Outside the U.S.	2,272	2,229	2,174
Total	$16,769	$15,208	$12,585

Note 20.  Unconsolidated Affiliated Companies

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

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2006	2005	2004
Operations:
Finance income	$4.9	$5.2	$5.0
Net income	.7	1.2	1.2
The Company’s equity in net income	.3	.6	.6

	October 31,
	2006	2005
Financial Position:
Total assets	$47.4	$42.2
Total external debt	29.3	26.3
Total net assets	8.9	8.2
The Company’s share of net assets	4.4	4.1

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2006:
Revenues	$374.6	$412.6	$453.9	$464.3	$1,705.4
Interest expense	154.3	174.8	191.4	206.4	726.9
Operating expenses	112.9	132.7	142.0	148.2	535.8
Provision for income taxes	37.4	36.7	41.8	35.9	151.8
Equity in income of unconsolidated affiliates	.1	.1	.1		.3
Net income	$70.1	$68.5	$78.8	$73.8	$291.2

2005:
Revenues	$305.7	$333.4	$363.5	$374.3	$1,376.9
Interest expense	92.6	108.0	128.0	144.6	473.2
Operating expenses	108.4	131.5	117.6	121.4	478.9
Provision for income taxes	36.7	32.5	41.7	39.8	150.7
Equity in income of unconsolidated affiliates	.2	.1	.1	.2	.6
Net income	$68.2	$61.5	$76.3	$68.7	$274.7

Subsequent Events

On November 30, 2006, the Capital Corporation declared a $40 million dividend, which was paid to John Deere Credit Company on December 7, 2006. John Deere Credit Company, in turn, declared a $40 million dividend to Deere & Company, also paid on December 7, 2006.

Index to Exhibits

2.		Not applicable

3.	1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.	2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.	1

Five-Year Credit Agreement among registrant, Deere & Company, registrant, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 14, 2006 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended January 31, 2006, Securities and Exchange Commission file number 1-4121*)

4.	2

Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.	3

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.	4

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.		Not applicable

10.	1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.	2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.	3

Agreement as amended November 1, 1994 between the registrant and John Deere Industrial Equipment Company concerning industrial retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.	4

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.	5

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.	6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.	7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.	8

Factoring Agreement between John Deere Bank S.A. (as successor by merger in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.	9

Receivables Purchase Agreement between John Deere Bank S.A. (as successor by merger in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

11.		Not applicable

12.		Computation of Ratio of Earnings to Fixed Charges

13.		Not applicable

14.		Not applicable

16.		Not applicable

18.		Not applicable

21.		Omitted pursuant to instruction I(2)

22.		Not applicable

23.		Consent of Deloitte & Touche LLP

24.		Power of Attorney (included on signature page)

31.	1	Rule 13a-14(a)/15d-14(a) Certification

31.	2	Rule 13a-14(a)/15d-14(a) Certification

32.		Section 1350 Certifications

99		Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2006 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.