Form 10-Q
period 2007-01-31
DEERE JOHN CAPITAL CORP
filed 2007-03-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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
Yes ☐ No ☒

At January 31, 2007, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.                            Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Three Months Ended January 31, 2007 and 2006

(Unaudited)

(in millions)

	2007	2006
Revenues

Finance income earned on retail notes	$200.4	$160.0
Lease revenues	77.2	66.6
Revolving charge account income	48.9	45.7
Finance income earned on wholesale receivables	82.6	72.7
Operating loan income	8.6	7.1
Securitization and servicing fee income	6.4	8.2
Crop insurance commissions	9.6	3.0
Other income	17.0	11.3
Total revenues	450.7	374.6
Expenses
Interest expense	201.9	154.3
Operating expenses:
Administrative and operating expenses	65.2	56.6
Provision for credit losses	11.1	2.2
Fees paid to John Deere	8.1	9.7
Depreciation of equipment on operating leases	51.9	44.4
Total operating expenses	136.3	112.9
Total expenses	338.2	267.2
Income of consolidated group before income taxes	112.5	107.4
Provision for income taxes	39.4	37.4
Income of consolidated group	73.1	70.0
Equity in income of unconsolidated affiliates	.1	.1
Net income	73.2	70.1
Cash dividends paid	(40.0)
Retained earnings at beginning of period	1,300.9	1,094.7
Retained earnings at end of period	$1,334.1	$1,164.8

See Notes to Interim Financial Statements

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2007	2006	2006
Assets
Cash and cash equivalents	$71.4	$119.2	$148.1
Receivables:
Retail notes	8,725.8	8,584.2	7,948.6
Restricted securitized retail notes	1,900.5	2,173.4	1,458.6
Revolving charge accounts	1,172.4	1,512.4	1,193.4
Operating loans	472.1	378.7	364.3
Wholesale receivables	3,803.9	3,699.0	3,730.6
Financing leases	395.3	420.8	397.4
Total receivables	16,470.0	16,768.5	15,092.9
Allowance for credit losses	(93.6)	(92.8)	(94.1)
Total receivables — net	16,376.4	16,675.7	14,998.8
Other receivables	103.4	107.9	119.6
Equipment on operating leases — net	880.8	900.1	782.3
Notes receivable from John Deere	365.9	238.6
Investment in unconsolidated affiliates	4.7	4.4	6.0
Other assets	382.2	331.5	425.9
Total Assets	$18,184.8	$18,377.4	$16,480.7
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,463.0	$2,289.5	$1,675.0
Other notes payable	1,974.4	2,207.6	1,546.6
John Deere	34.2	178.2	.3
Current maturities of long-term borrowings	3,280.0	2,467.5	2,098.4
Total short-term borrowings	7,751.6	7,142.8	5,320.3
Accounts payable and accrued expenses	396.4	383.7	385.9
Deposits withheld from dealers and merchants	171.1	177.4	166.7
Deferred income taxes	104.1	107.3	111.6
Long-term borrowings	7,568.6	8,412.5	8,483.4
Total liabilities	15,991.8	16,223.7	14,467.9
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,334.1	1,300.9	1,164.8
Accumulated other comprehensive income:
Cumulative translation adjustment	33.3	28.1	19.4
Unrealized gain on investments	3.3	3.5	8.4
Unrealized gain on derivatives	9.5	8.4	7.4
Total accumulated other comprehensive income	46.1	40.0	35.2
Total stockholder’s equity	2,193.0	2,153.7	2,012.8
Total Liabilities and Stockholder’s Equity	$18,184.8	$18,377.4	$16,480.7

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Three Months Ended January 31, 2007 and 2006
(Unaudited)

(in millions)

	2007	2006
Cash Flows from Operating Activities
Net income	$73.2	$70.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	11.1	2.2
Provision for depreciation and amortization	53.8	45.4
Credit for deferred income taxes	(3.6)	(1.8)
Undistributed earnings of unconsolidated affiliates	(.1)	(.1)
Change in accounts payable and accrued expenses	11.0	(5.3)
Other	(42.8)	(39.6)
Net cash provided by operating activities	102.6	70.9

Cash Flows from Investing Activities
Cost of receivables acquired	(5,733.5)	(6,138.1)
Collections of receivables	6,018.4	6,251.3
Cost of equipment on operating leases acquired	(88.2)	(82.7)
Proceeds from sales of equipment on operating leases	44.9	44.7
Purchases of property and equipment	(.3)	(32.3)
Cost of notes receivable with John Deere	(132.3)
Collection of notes receivable with John Deere	5.0
Proceeds from sales of receivables	62.4	17.8
Other	(30.7)	(70.6)
Net cash provided by (used for) investing activities	145.7	(9.9)

Cash Flows from Financing Activities
Increase (decrease) in commercial paper — net	163.8	(28.0)
Increase (decrease) in other notes payable — net	(232.8)	181.8
Decrease in payable with John Deere — net	(144.0)	(274.7)
Proceeds from issuance of long-term borrowings	3.0	354.7
Payments of long-term borrowings	(46.0)	(393.5)
Dividends paid	(40.0)
Other	(.6)
Net cash used for financing activities	(296.6)	(159.7)

Effect of exchange rate changes on cash and cash equivalents	.5	(3.4)
Net decrease in cash and cash equivalents	(47.8)	(102.1)
Cash and cash equivalents at beginning of period	119.2	250.2
Cash and cash equivalents at end of period	$71.4	$148.1

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

(3)                                          The Company’s ratio of earnings to fixed charges was 1.55 to 1 for the first quarter of 2007, compared with 1.69 to 1 for the first quarter of 2006. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                                          Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2007	2006
Net Income	$73.2	$70.1

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	5.2	1.0
Unrealized gain (loss) on investments	(.2)	1.6
Unrealized gain on derivatives	1.1	.1
Total comprehensive income	$79.3	$72.8

(5)                                          Contingencies and commitments:

                                                        At January 31, 2007, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $92 million of commercial paper and $888 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At January 31, 2007, the Company’s maximum exposure under these letters of credit was approximately $7 million.

                                                        At January 31, 2007, the Company had approximately $2 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2007, the Company’s accrued liability under these agreements was not material. The maximum remaining term of the receivables guaranteed at January 31, 2007 was approximately four years.

                                                        At January 31, 2007, the Company had $285 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects.

                                                        The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2007, the maximum exposure for uncollected premiums was approximately $5 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $5 million at January 31, 2007. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at January 31, 2007, the Company’s accrued liability under the Agreement was not material.

                                                        The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.7 billion at January 31, 2007. The amount of unused commitments to extend credit to customers was $30.7 billion at January 31, 2007. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

                                                        The Company also had other miscellaneous contingent liabilities totaling approximately $3 million at January 31, 2007, for which it believes the probability for payment is remote. The Company’s accrued liability at January 31, 2007 related to these contingencies was not material. See Note 6 for recourse on sales of receivables.

(6)                                 Securitization of receivables:

                                                        The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations) involving its retail notes. For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transactions. Further information related to the secured borrowings and sales of retail notes is provided below.

Secured Borrowings

                                                        Beginning in 2005, the Company’s new securitizations of retail notes were accounted for as secured borrowings. Retail notes related to these programs were transferred to certain SPEs which in turn issued debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at January 31, 2007, October 31, 2006 and January 31, 2006 were $18 million, $22 million and $37 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

                                                        The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31, 2007	October 31, 2006	January 31, 2006
Restricted securitized retail notes	$1,900.5	$2,173.4	$1,458.6
Allowance for credit losses	(8.8)	(8.8)	(7.2)
Other assets	92.2	72.2	135.1
Total restricted securitized assets	$1,983.9	$2,236.8	$1,586.5

                                                        The components of consolidated secured borrowings and other liabilities relates to securitizations were as follows (in millions of dollars):

	January 31, 2007	October 31, 2006	January 31, 2006
Other notes payable	$1,963.5	$2,194.3	$1,535.8
Accounts payable and accrued expenses	3.0	4.4	2.2
Total liabilities related to restricted securitized assets	$1,966.5	$2,198.7	$1,538.0

                                                        The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. The consolidated assets (restricted retail notes) relating to an SPE in which the Company is the primary beneficiary, and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,020 million, $1,147 million and $579 million at January 31, 2007, October 31, 2006 and January 31, 2006, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At January 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

                                                        The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2007, the maximum amount of exposure to losses under these agreements was $98 million. The estimated credit risk associated with sold receivables totaled $3 million at January 31, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At January 31, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $748 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At January 31, 2007, the maximum remaining term of the Receivables sold was approximately four years.

(7)                                  New accounting standards adopted in the first quarter of  2007 are as follows:

                                                        The Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. The Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets. The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The adoption of these Statements did not have a material effect on the Company’s financial position or net income.

New accounting standards to be adopted are as follows:

                                                        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the Company’s financial position or net income.

                                                        The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit plans outside the U.S. In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholder’s equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and the year-end measurement date is fiscal year 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income. The Company does not expect violations of any credit agreements as a result of adopting this new standard. Further disclosure for these plans is included in the Deere & Company Form 10-Q for the quarter ended January 31, 2007.

                                                        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts.  The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items. The unrealized gains or losses on these financial instruments are reported in earnings. The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements. The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company has not determined the potential effect on the financial statements.

                                                        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings. The Company is currently reviewing the impact of this new standard and has not determined the potential effect on the financial statements.

(8)                                          The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.4 million in the first three months of 2007. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.6 million during the first three months of 2007. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2007.

(9)                                          On February 26, 2007, the Capital Corporation declared a $270 million dividend, to be paid to John Deere Credit Company on or before April 27, 2007. John Deere Credit Company, in turn, declared a $270 million dividend to Deere & Company, also payable on or before April 27, 2007.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Farm economic conditions remain favorable, supported by positive economic trends and the rising global consumption of renewable fuels. Industry sales projections for 2007 are flat to up 5 percent in the U.S. and Canada, flat in Western Europe and flat to up 5 percent in South America. Sales in the CIS (Commonwealth of Independent States), including Russia, are expected to be higher due to market growth, while in Australia sales are expected to be down roughly 25 percent due to drought. Deere & Company’s agricultural equipment sales were up 10 percent for the first quarter of 2007 and are forecast to increase approximately 8 percent for the year, which includes about 2 percentage points related to currency translation. Deere & Company’s commercial and consumer equipment sales increased 2 percent in the first quarter of 2007 and are expected to increase about 3 percent for the year with support from growth in the landscapes operations and the success of new products. Markets for construction and forestry equipment are expected to slow down in 2007. Residential housing construction is projected to be weaker. Deere & Company’s construction and forestry sales decreased 7 percent in the first quarter of 2007 and are forecast to decrease by about 9 percent for the year. The Company expects to report net income of approximately $295 million in 2007, as a result of further growth in the loan portfolio, largely offset by higher administrative and operating expenses in support of the Company’s growth initiatives.

2007 Compared with 2006

Net income was $73.2 million for the first quarter of 2007, compared with $70.1 million for the same period a year ago. The increase was primarily due to growth in the portfolio, partially offset by a higher provision for credit losses and higher administrative and operating expenses.

Revenues totaled $450.7 million for the first quarter of 2007, compared to $374.6 million for the same period in 2006. This increase was primarily due to an 11 percent increase in the average balance of Receivables and Leases financed and higher financing rates during the first three months of 2007 compared to the first three months of 2006. Finance income earned on retail notes totaled $200.4 million for the first three months of 2007, up $40.4 million compared to $160.0 million for the same period in 2006. This increase was primarily due to a 15 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues totaled $77.2 million in the first three months of 2007, compared to $66.6 million in the first three months of 2006. This increase was primarily due to a 12 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $48.9 million in the first three months of 2007, a 7 percent increase over revenues of $45.7 million during the same period last year. This increase was primarily due to higher financing rates in the first three months of 2007, compared with the same period last year. Finance income earned on wholesale receivables totaled $82.6 million for the first three months of 2007, compared to $72.7 million for the same period in 2006, primarily due to higher financing rates and a 5 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $8.6 million in the first three months of 2007, compared to $7.1 million in the first three months of 2006, primarily due to a 13 percent increase in the average operating loan portfolio balances and higher financing rates. Revenues earned from Deere & Company totaled $117.4 million for the first quarter of 2007, compared to $99.6 million for the same period last year.

Securitization and servicing fee income totaled $6.4 million for the first quarter of 2007, compared to $8.2 million for the same period in 2006. Securitization and servicing fee income relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests and reimbursed administrative expenses received.

Crop insurance commissions totaled $9.6 million for the first quarter of 2007, compared to $3.0 million for the same period in 2006. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage. At January 31, 2007, the Company was offering crop insurance products in 30 states compared to 17 states a year ago.

Interest expense totaled $201.9 million for the first quarter of 2007, compared to $154.3 million for the same period in 2006. The increase was due to increases in borrowing rates and higher average borrowings.

Administrative and operating expenses were $65.2 million in the first quarter of 2007, compared with $56.6 million for the same period in 2006. The increase was primarily due to higher employment costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

During the first quarter of 2007, the provision for credit losses totaled $11.1 million, compared with $2.2 million in the same period last year. The Company has experienced higher write-offs of retail notes, revolving charge accounts, and financing leases. Total net write-offs of Receivables financed were $10.5 million for the first quarter of 2007, compared with $4.5 million in the same period last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .28 percent for the first quarter of 2007, compared with .06 percent for the same period last year. Although the provision for credit losses increased from the same period last year, it continues to compare favorably to recent years. Over the last five fiscal years, the provision for credit losses, as a percentage of the total average balance of Receivables financed, averaged ..49 percent. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Fees paid to John Deere for interest and support were $8.1 million in the first quarter of 2007, compared with $9.7 million for the same period in 2006. The decrease was primarily due to lower average borrowings from Deere & Company.

Depreciation of equipment on operating leases was $51.9 million in the first quarter of 2007, compared to $44.4 million for the same period in 2006. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2007	2006	$ Change	% Change
Retail notes:
Agricultural equipment	$824.4	$885.2	$(60.8)	(7)%
Construction and forestry equipment	355.2	406.9	(51.7)	(13)
Commercial and consumer equipment	83.4	75.2	8.2	11
Total retail notes	1,263.0	1,367.3	(104.3)	(8)
Revolving charge accounts	659.8	645.4	14.4	2
Operating loans	562.5	456.6	105.9	23
Wholesale receivables	3,213.7	3,628.3	(414.6)	(11)
Financing leases	34.5	40.5	(6.0)	(15)
Equipment on operating leases	88.2	82.7	5.5	7
Total Receivables and Leases	$5,821.7	$6,220.8	$(399.1)	(6)%

Retail note volumes were down in the first quarter of 2007, when compared to last year, primarily due to decreases in retail sales of John Deere agricultural equipment and construction and forestry equipment in the U.S. Operating loan volumes increased during the first quarter of 2007, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes decreased during the first quarter of 2007, when compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity in the construction and forestry markets.

Total Receivables and Leases held were as follows (in million of dollars):

	January 31,	October 31,	January 31,
	2007	2006	2006
Retail notes:
Agricultural equipment	$7,212.2	$7,330.8	$6,282.8
Construction and forestry equipment	2,422.2	2,387.5	2,132.8
Commercial and consumer equipment	975.6	1,021.8	970.1
Recreational products	16.3	17.5	21.5
Total retail notes	10,626.3	10,757.6	9,407.2
Revolving charge accounts	1,172.4	1,512.4	1,193.4
Operating loans	472.1	378.7	364.3
Wholesale receivables	3,803.9	3,699.0	3,730.6
Financing leases	395.3	420.8	397.4
Equipment on operating leases	880.8	900.1	782.3
Total Receivables and Leases	$17,350.8	$17,668.6	$15,875.2

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2007	2006	2006
Receivables and Leases administered:
Owned by the Company	$15,450.3	$15,495.2	$14,416.6
Owned by the Company — restricted due to securitization	1,900.5	2,173.4	1,458.6
Total Receivables and Leases owned by the Company	17,350.8	17,668.6	15,875.2
Sold and serviced — with limited recourse*	768.5	932.3	1,432.9
Sold an d serviced — without recourse**	24.5	21.4	19.3
Total Receivables and Leases administered	$18,143.8	$18,622.3	$17,327.4

*   The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2007, October 31, 2006 and January 31, 2006 was $98 million, $105 million and $138 million, respectively.  In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales.  At January 31, 2007, October 31, 2006 and January 31, 2006, the Company’s maximum exposure under these agreements was approximately $7 million.  The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time.  However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**  These receivables represent retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2007		2006		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$11.2	.16%	$10.2	.14%	$9.8	.16%
Construction and forestry equipment	8.1	.33	6.3	.26	5.7	.27
Construction and consumer equipment	1.5	.15	1.3	.13	1.3	.13
Recreational products	.1	.61			.1	.47
Total retail notes	20.9	.20	17.8	.17	16.9	.18
Revolving charge accounts*	22.9	1.95	21.1	1.40	16.6	1.39
Operating Loans
Wholesale receivables	2.8	.07	.9	.02	2.6	.07
Financing leases	3.3	.83	3.5	.83	4.3	1.08
Total Receivables	$49.9	.30%	$43.3	.26%	$40.4	.27%

*  Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance

The balance of retail notes held (principal plus accrued interest) with any installments 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due.  These amounts were $152 million, $116 million and $95 million at January 31, 2007, October 31, 2006 and January 31, 2006, respectively.  The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.43 percent, 1.08 percent and 1.01 percent at January 31, 2007, October 31, 2006 and January 31, 2006, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars)

	January 31,		October 31,		January 31,
	2007		2006		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.3	.18%	$13.2	.18%	$13.0	.21%
Construction and forestry equipment	4.6	.19	5.0	.21	10.6	.50
Construction and consumer equipment	1.4	.14	2.3	.23	3.9	.40
Recreational products	.1	.61	.2	1.14	.3	1.40
Total retail notes	19.4	.18	20.7	.19	27.8	.30
Revolving charge accounts	1.0	.09	.8	.05	.6	.05
Operating Loans	4.3	.91	3.9	1.03	22.8	6.26
Wholesale receivables	1.8	.05	.4	.01	1.4	.04
Financing leases	8.2	2.07	6.5	1.54	10.8	2.72
Total Receivables	$34.7	.21%	$32.3	.19%	$63.4	.42%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.4)	(.02)%	$(1.1)	(.07)%
Construction and forestry equipment	4.1	.71	1.0	.20
Commercial and consumer equipment	.1	.04	(.1)	(.03)
Recreational products	.1	2.44
Total retail notes	3.9	.15	(.2)	(.01)
Revolving charge accounts	6.2	1.95	5.5	1.69
Operating loans	(.1)	(.09)
Wholesale receivables	(.1)	(.01)	(1.3)	(.15)
Financing leases	.6	.60	.5	.50
Total Receivables	$10.5	.26%	$4.5	.12%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $171 million at January 31, 2007 compared with $177 million at October 31, 2006 and $167 million at January 31, 2006.

The Company’s allowance for credit losses on all Receivables financed totaled $94 million at January 31, 2007, $93 million at October 31, 2006 and $94 million at January 31, 2006. The allowance for credit losses represented .57 percent of the total Receivables financed at January 31, 2007, .55 percent at October 31, 2006 and ..62 percent at January 31, 2006. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in higher loan losses. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including the factors discussed in Item 1A) and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

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

During the first three months of 2007, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $103 million in the first three months of 2007. Net cash provided by investing activities totaled $146 million in the first three months of 2007, primarily due to the collection of Receivables and Leases exceeding the cost of these Receivables and Leases, partially offset by the cost of notes receivables with John Deere. Net cash used for financing activities totaled $297 million in the first three months of 2007, resulting primarily from a decrease in payables to Deere & Company, a net decrease in total external borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $48 million during the first three months of 2007.

During the first three months of 2006, the aggregate net cash provided by operating activities was used primarily to decrease borrowings. Net cash provided by operating activities was $71 million in the first three months of 2006. Net cash used for financing activities totaled $160 million in the first three months of 2006, resulting primarily from a decrease in payables to Deere & Company, partially offset by a net increase in total external borrowings. Net cash used for investing activities totaled $10 million in the first three months of 2006. Cash and cash equivalents decreased $102 million during the first three months of 2006.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for the three months ended January 31, 2007 and January 31, 2006, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

During the first three months of 2007, the Company maintained an average commercial paper balance of $2,434 million and received proceeds of $62 million from sales of Receivables. At January 31, 2007, the Company’s funding profile included $2,463 million of commercial paper, $1,964 million of notes payable related to on-balance sheet securitization funding, $34 million of intercompany loans from Deere & Company, $10,849 million of unsecured term debt, $690 million of off-balance sheet securitization funding and $2,193 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at January 31, 2007, October 31, 2006 and January 31, 2006 was approximately $2,463 million, $2,290 million and $1,675 million, respectively, while the total cash and cash equivalents position was approximately $71 million, $119 million and $148 million, respectively.

The Company issued $3 million and retired $46 million of other borrowings during the first three months of 2007. The retirements were primarily medium-term notes.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At January 31, 2007, $1,357 million was outstanding under the facility of which $908 million was recorded on the balance sheet as secured borrowings.

Total interest-bearing indebtedness amounted to $15,320 million at January 31, 2007, compared with $15,555 million at October 31, 2006, and $13,804 million at January 31, 2006. Included in this debt are secured borrowings of $1,964 million, $2,194 million and $1,536 million for the same periods (see Note 6). Total external borrowings decreased during the first three months of 2007 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $7,752 million at January 31, 2007, which included $1,964 million of secured borrowings, compared with $7,143 million at October 31, 2006, which included $2,194 million of secured borrowings and $5,320 million at January 31, 2006, which included $1,536 million of secured borrowings, while total long-term indebtedness amounted to $7,569 million, $8,413 million and $8,483 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 7.0 to 1 at January 31, 2007, compared with 7.2 to 1 at October 31, 2006 and 6.9 to 1 at January 31, 2006.

Stockholder’s equity was $2,193 million at January 31, 2007, compared with $2,154 million at October 31, 2006 and $2,013 million at January 31, 2006. The increase in the first three months of 2007 resulted primarily from net income of $73 million and a $6 million increase in accumulated other comprehensive income, partially offset by dividend payments of $40 million.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $40 million in the first three months of fiscal 2007. John Deere Credit Company paid comparable dividends to Deere & Company. On February 26, 2007, the Capital Corporation declared an additional $270 million dividend, to be paid to John Deere Credit Company on or before April 27, 2007. John Deere Credit Company, in turn, declared a $270 million dividend to Deere & Company, also payable on or before April 27, 2007.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $3,013 million at January 31, 2007, $145 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at January 31, 2007 was a long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for Deere & Company. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.                Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Item 1A.	Risk Factors.

See the Company’s most recently filed annual report on Form 10-K (Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

JOHN DEERE CAPITAL CORPORATION

Date:	March 1, 2007	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2007
(Securities and Exchange Commission file number 1-4121*)

*          Incorporated by reference.  Copies of these exhibits are available from the Company upon request.