Form 10-Q
period 2007-04-30
DEERE JOHN CAPITAL CORP
filed 2007-06-01
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
Yes ☐   No ☒

At April 30, 2007, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Page 1 of 25 Pages
Index to Exhibits: Page 21

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Income and Retained Earnings
(Unaudited)
(in millions)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenues
Finance income earned on retail notes	$206.0	$170.0	$406.4	$330.0
Lease revenues	77.4	68.9	154.6	135.5
Revolving charge account income	51.6	48.4	100.5	94.1
Finance income earned on wholesale receivables	95.6	88.7	178.2	161.4
Operating loan income	7.5	6.5	16.1	13.6
Income on receivables sold	8.0	8.2	14.5	16.3
Crop insurance commissions	14.4	9.5	24.0	12.5
Other income	22.6	12.4	39.5	23.8
Total revenues	483.1	412.6	933.8	787.2

Expenses
Interest expense	215.1	174.8	417.0	329.1
Operating expenses:
Administrative and operating expenses	76.7	72.2	141.9	128.8
Provision for credit losses	13.8	6.8	24.9	9.0
Fees paid to John Deere	8.7	8.0	16.8	17.7
Depreciation of equipment on operating leases	52.1	45.7	104.0	90.1
Total operating expenses	151.3	132.7	287.6	245.6
Total expenses	366.4	307.5	704.6	574.7
Income of consolidated group before income taxes	116.7	105.1	229.2	212.5
Provision for income taxes	40.5	36.7	79.9	74.1
Income of consolidated group	76.2	68.4	149.3	138.4
Equity in income of unconsolidated affiliates	.1	.1	.2	.2
Net income	76.3	68.5	149.5	138.6
Cash dividends paid	(270.0)		(310.0)
Retained earnings at beginning of period	1,334.1	1,164.8	1,300.9	1,094.7
Retained earnings at end of period	$1,140.4	$1,233.3	$1,140.4	$1,233.3

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

	April 30, 2007	October 31, 2006	April 30, 2006
Assets
Cash and cash equivalents	$143.9	$119.2	$274.2
Receivables:
Retail notes	8,232.0	8,584.2	8,134.6
Restricted securitized retail notes	2,615.6	2,173.4	1,589.6
Revolving charge accounts	1,358.8	1,512.4	1,340.8
Operating loans	283.7	378.7	372.7
Wholesale receivables	4,545.0	3,699.0	4,592.3
Financing leases	406.7	420.8	394.1
Total receivables	17,441.8	16,768.5	16,424.1
Allowance for credit losses	(95.5)	(92.8)	(94.5)
Total receivables — net	17,346.3	16,675.7	16,329.6
Other receivables	85.2	107.9	109.8
Equipment on operating leases — net	898.8	900.1	812.7
Receivable from John Deere	103.2
Notes receivable from John Deere	453.3	238.6
Investment in unconsolidated affiliates	5.0	4.4	4.4
Other assets	235.8	331.5	385.8
Total Assets	$19,271.5	$18,377.4	$17,916.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,728.6	$2,289.5	$2,044.9
Other notes payable	2,722.9	2,207.6	1,650.1
John Deere		178.2	320.9
Current maturities of long-term borrowings	3,249.2	2,467.5	2,567.7
Total short-term borrowings	8,700.7	7,142.8	6,583.6
Accounts payable and accrued expenses	444.6	383.7	450.0
Deposits withheld from dealers and merchants	167.2	177.4	165.8
Deferred income taxes	85.3	107.3	108.0
Long-term borrowings	7,863.2	8,412.5	8,521.8
Total liabilities	17,261.0	16,223.7	15,829.2
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,140.4	1,300.9	1,233.3
Accumulated other comprehensive income:
Cumulative translation adjustment	45.8	28.1	22.8
Unrealized gain on investments	3.3	3.5	8.3
Unrealized gain on derivatives	8.2	8.4	10.1
Total accumulated other comprehensive income	57.3	40.0	41.2
Total stockholder’s equity	2,010.5	2,153.7	2,087.3
Total Liabilities and Stockholder’s Equity	$19,271.5	$18,377.4	$17,916.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Statements of Consolidated Cash Flows
For the Six Months Ended April 30, 2007 and 2006
(Unaudited)
(in millions)

	2007	2006
Cash Flows from Operating Activities
Net income	$149.5	$138.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24.9	9.0
Provision for depreciation and amortization	107.5	92.2
Credit for deferred income taxes	(21.6)	(6.5)
Undistributed earnings of unconsolidated affiliates	(.2)	(.2)
Change in accounts payable and accrued expenses	(13.4)	57.2
Change in accrued income taxes payable/receivable	19.9	12.9
Other	3.5	(59.0)
Net cash provided by operating activities	270.1	244.2

Cash Flows from Investing Activities
Cost of receivables acquired	(13,771.3)	(14,262.4)
Collections of receivables	13,174.2	13,078.4
Cost of equipment on operating leases acquired	(221.9)	(216.8)
Proceeds from sales of equipment on operating leases	102.8	93.8
Purchases of property and equipment	(1.2)	(69.3)
Cost of notes receivable with John Deere	(244.1)
Collection of notes receivable with John Deere	29.4
Proceeds from sales of receivables	104.4	50.7
Change in restricted cash	86.3	(62.1)
Other	56.0	12.7
Net cash used for investing activities	(685.4)	(1,375.0)

Cash Flows from Financing Activities
Increase in commercial paper — net	388.4	321.0
Increase in other notes payable - net	515.5	285.9
Change in receivable from/payable to John Deere	(281.4)	45.9
Proceeds from issuance of long-term borrowings	989.5	1,289.3
Payments of long-term borrowings	(860.1)	(787.2)
Dividends paid	(310.0)
Other	(4.4)
Net cash provided by financing activities	437.5	1,154.9

Effect of exchange rate changes on cash and cash equivalents	2.5	(.1)
Net increase in cash and cash equivalents	24.7	24.0
Cash and cash equivalents at beginning of period	119.2	250.2
Cash and cash equivalents at end of period	$143.9	$274.2

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

(3)                                  The Company’s ratio of earnings to fixed charges was 1.54 to 1 for the second quarter of 2007, compared with 1.60 to 1 for the second quarter of 2006. The ratio of earnings to fixed charges was 1.55 to 1 for the first six months of 2007 and 1.64 to 1 for the first six months of 2006. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

(4)                                  Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Net Income	$76.3	$68.5	$149.5	$138.6

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	12.5	3.4	17.7	4.4
Unrealized gain (loss) on investments		(.1)	(.2)	1.5
Unrealized gain (loss) on derivatives	(1.3)	2.7	(.2)	2.8
Total comprehensive income	$87.5	$74.5	$166.8	$147.3

(5)                                  Contingencies and commitments:

At April 30, 2007, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $233 million of commercial paper and $1,181 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided a letter of credit for John Deere Credit Inc. as part of retail note sales. At April 30, 2007, the Company’s maximum exposure under this letter of credit was approximately $2 million.

At April 30, 2007, the Company had approximately $1 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2007, the Company’s accrued liability under these agreements was not material. The maximum remaining term of the receivables guaranteed at April 30, 2007 was approximately four years.

At April 30, 2007, the Company had $217 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At April 30, 2007, the maximum exposure for uncollected premiums was approximately $79 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $567 million at April 30, 2007. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at April 30, 2007, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.2 billion at April 30, 2007. The amount of unused commitments to extend credit to customers was $31.3 billion at April 30, 2007. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

The Company also had other miscellaneous contingent liabilities totaling approximately $7 million at April 30, 2007, for which it believes the probability for payment is remote. The Company’s accrued liability at April 30, 2007 related to these contingencies was not material. See Note 6 for recourse on sales of receivables.

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

Secured Borrowings

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at April 30, 2007, October 31, 2006 and April 30, 2006 were $14 million, $22 million and $29 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30, 2007	October 31, 2006	April 30, 2006
Restricted securitized retail notes	$2,615.6	$2,173.4	$1,589.6
Allowance for credit losses	(14.9)	(8.8)	(6.7)
Other assets	40.1	72.2	111.2
Total restricted securitized assets	$2,640.8	$2,236.8	$1,694.1

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2007	October 31, 2006	April 30, 2006
Other notes payable	$2,701.8	$2,194.3	$1,634.5
Accounts payable and accrued expenses	3.9	4.4	2.7
Total liabilities related to restricted securitized assets	$2,705.7	$2,198.7	$1, 637.2

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. Due to the recent upgrade of the credit rating of the Company’s short-term debt, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to be made to the Company’s secured creditors. The consolidated assets (restricted retail notes) relating to an SPE in which the Company is the primary beneficiary, and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,824 million, $1,147 million and $506 million at April 30, 2007, October 31, 2006 and April 30, 2006, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At April 30, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2007, the maximum amount of exposure to losses under these agreements was $74 million. The estimated credit risk associated with sold receivables totaled $2 million at April 30, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At April 30, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $519 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At April 30, 2007, the maximum remaining term of the Receivables sold was approximately three years.

(7)                                  New accounting standards adopted in the first quarter of 2007 are as follows:

The Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. The Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets. The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The adoption of these Statements did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit plans outside the U.S. In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholder’s equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and the year-end measurement date is fiscal year 2009. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements. The Company does not expect violations of any credit agreements as a result of adopting this new standard. Further disclosure for these plans is included in the Deere & Company Form 10-Q for the quarter ended April 30, 2007.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items. The unrealized gains or losses on these financial instruments are reported in earnings. The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements. The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company has not determined the potential effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings. While the Company continues to evaluate the impact of this Interpretation on its consolidated financial statements, the Company expects the adoption will not have a material effect.

(8)                                  The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.9 million in the first six months of 2007. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.9 million during the first six months of 2007. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2007.

(9)                                  On June 1, 2007, the Capital Corporation declared a $120 million dividend, to be paid to John Deere Credit Company on June 8, 2007. John Deere Credit Company, in turn, declared a $120 million dividend to Deere & Company, also payable on June 8, 2007.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Global demand for farm commodities remains quite strong, driven by growing economic prosperity and robust demand for renewable fuels. Agricultural equipment industry sales in the U.S. and Canada are forecast to be up about 5 percent for the year. Western European markets have some concerns from potential drought conditions and industry sales are forecast to be flat to up 2 percent for the year. Markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are expected to have higher sales. South American industry sales are expected to be up about 20 percent for the year, primarily as a result of improved conditions in Brazil, while industry sales in Australia are expected to be down about 20 percent largely as a result of drought. Deere & Company’s agricultural equipment sales were up 14 percent for the second quarter of 2007, up 12 percent for the first six months and are forecast to increase about 13 percent for the year, including about 3 percent from currency impact. Deere & Company’s commercial and consumer equipment sales were largely unchanged in the second quarter and first six months of 2007. For the year, these sales are expected to be up approximately 11 percent, including about $350 million of sales from LESCO, which Deere & Company acquired in May 2007. Construction and forestry markets in the U.S. are expected to remain under pressure for the year. Deere & Company’s construction and forestry sales decreased 12 percent in the second quarter of 2007, 10 percent for the first six months and are forecast to decrease about 11 percent for the year. The Company expects to report net income of approximately $300 million in 2007, as a result of further growth in the loan portfolio, partially offset by higher administrative and operating expenses in support of the Company’s growth initiatives.

2007 Compared with 2006

Net income was $76.3 million for the second quarter and $149.5 million for the first six months of 2007, compared with $68.5 million and $138.6 million, respectively last year. The increase was primarily due to growth in the portfolio, partially offset by a higher provision for credit losses and higher administrative and operating expenses.

Revenues totaled $483.1 million for the second quarter and $933.8 million for the first six months of 2007, compared to $412.6 million and $787.2 million, respectively, last year. This increase was primarily due to a 10 percent increase in the average balance of Receivables and Leases financed and higher financing rates during the first six months of 2007 compared to the first six months of 2006. Finance income earned on retail notes totaled $406.4 million for the first six months of 2007, up $76.4 million compared to $330.0 million for the same period in 2006. This increase was primarily due to a 14 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues totaled $154.6 million in the first six months of 2007, compared to $135.5 million in the first six months of 2006. This increase was primarily due to a 12 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $100.5 million in the first six months of 2007, a 7 percent increase over revenues of $94.1 million during the same period last year. This increase was primarily due to higher financing rates in the first six months of 2007, compared with the same period last year. Finance income earned on wholesale receivables totaled $178.2 million for the first six months of 2007, compared to $161.4 million for the same period in 2006, primarily due to higher financing rates and a 3 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $16.1 million in the first six months of 2007, compared to $13.6 million in the first six months of 2006, primarily due to a 10 percent increase in the average operating loan portfolio balances and higher financing rates. Revenues earned from Deere & Company totaled $144.5 million for the second quarter and $261.9 million in the first six months of 2007, compared to $119.4 million and $219.0 million for the same periods last year.

Income on receivables sold totaled $8.0 million for the second quarter and $14.5 million for the first six months of 2007, compared to $8.2 million and $16.3 million for the same periods in 2006. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments.

Crop insurance commissions totaled $14.4 million for the second quarter and $24.0 million for the first six months of 2007, compared to $9.5 million and $12.5 million for the same periods in 2006. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage.

Other income totaled $22.6 million for the second quarter and $39.5 million for the first six months of 2007, compared to $12.4 million and $23.8 million for the same periods in 2006. The increase was primarily due to increased interest income as a result of higher average loans to certain affiliated companies that have directly invested in wind energy projects.

Interest expense totaled $215.1 million for the second quarter and $417.0 million for the first six months of 2007, compared to $174.8 million and $329.1 million for the same periods in 2006. The increase was due to increases in borrowing rates and higher average borrowings.

Administrative and operating expenses were $76.7 million in the second quarter and $141.9 million for the first six months of 2007, compared with $72.2 million and $128.8 million for the same periods in 2006. The increase was primarily due to higher employment costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

During the second quarter and first six months of 2007, the provision for credit losses totaled $13.8 million and $24.9 million, respectively, compared with $6.8 million and $9.0 million in the same periods last year. The Company has experienced higher write-offs of retail notes, revolving charge accounts, and financing leases. Total net write-offs of Receivables financed were $12.6 million and $23.1 million for the second quarter and first six months of 2007, compared with $6.4 million and $11.0 million in the same periods last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .33 percent for the second quarter and .30 percent for the first six months of 2007, compared with .18 percent and .12 percent for the same periods last year. Although the provision for credit losses increased from the same period last year, it continues to compare favorably to recent years. Over the last five fiscal years, the provision for credit losses, as a percentage of the total average balance of Receivables financed, averaged .49 percent. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Fees paid to John Deere for interest and support were $8.7 million in the second quarter and $16.8 million for the first six months of 2007, compared with $8.0 million and $17.7 million for the same periods in 2006.

Depreciation of equipment on operating leases was $52.1 million in the second quarter and $104.0 million for the first six months of 2007, compared to $45.7 million and $90.1 million for the same periods in 2006. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended April 30,
	2007	2006	$ Change	% Change
Retail notes:
Agricultural equipment	$1,124.8	$1,052.1	$72.7	7%
Construction and forestry equipment	348.7	377.9	(29.2)	(8)
Commercial and consumer equipment	141.0	134.8	6.2	5
Total retail notes	1,614.5	1,564.8	49.7	3
Revolving charge accounts	927.2	876.8	50.4	6
Operating loans	244.9	291.2	(46.3)	(16)
Wholesale receivables	5,189.7	5,334.0	(144.3)	(3)
Financing leases	61.5	57.5	4.0	7
Equipment on operating leases	133.7	134.1	(.4)
Total Receivables and Leases	$8,171.5	$8,258.4	$(86.9)	(1)%

	Six Months Ended April 30,
	2007	2006	$ Change	% Change
Retail notes:
Agricultural equipment	$1,949.2	$1,937.3	$11.9	1%
Construction and forestry equipment	703.9	784.8	(80.9)	(10)
Commercial and consumer equipment	224.4	210.0	14.4	7
Total retail notes	2,877.5	2,932.1	(54.6)	(2)
Revolving charge accounts	1,587.0	1,522.2	64.8	4
Operating loans	807.4	747.8	59.6	8
Wholesale receivables	8,403.4	8,962.3	(558.9)	(6)
Financing leases	96.0	98.0	(2.0)	(2)
Equipment on operating leases	221.9	216.8	5.1	2
Total Receivables and Leases	$13,993.2	$14,479.2	$(486.0)	(3)%

Retail note volumes for agricultural equipment increased in the second quarter and first six months of 2007, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment decreased in the second quarter and first six months of 2007, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment. Although down during the second quarter of 2007, operating loan volumes increased during the first six months of 2007, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes decreased during the second quarter and first six months of 2007, when compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity in the construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30, 2007	October 31, 2006	April 30, 2006
Retail notes:
Agricultural equipment	$7,403.7	$7,330.8	$6,497.7
Construction and forestry equipment	2,449.0	2,387.5	2,234.8
Commercial and consumer equipment	980.0	1,021.8	971.5
Recreational products	14.9	17.5	20.2
Total retail notes	10,847.6	10,757.6	9,724.2
Revolving charge accounts	1,358.8	1,512.4	1,340.8
Operating loans	283.7	378.7	372.7
Wholesale receivables	4,545.0	3,699.0	4,592.3
Financing leases	406.7	420.8	394.1
Equipment on operating leases	898.8	900.1	812.7
Total Receivables and Leases	$18,340.6	$17,668.6	$17,236.8

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

	April 30, 2007	October 31, 2006	April 30, 2006
Receivables and Leases administered:
Owned by the Company	$15,725.0	$15,495.2	$15,647.2
Owned by the Company — restricted due to securitization	2,615.6	2,173.4	1,589.6
Total Receivables and Leases owned by the Company	18,340.6	17,668.6	17,236.8
Sold and serviced — with limited recourse*	558.8	932.3	1,181.2
Sold and serviced — without recourse**	25.9	21.4	19.8
Total Receivables and Leases administered	$18,925.3	$18,622.3	$18,437.8

*                    The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2007, October 31, 2006 and April 30, 2006 was $74 million, $105 million and $140 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At April 30, 2007, October 31, 2006 and April 30, 2006, the Company’s maximum exposure under these agreements was approximately $2 million, $7 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**             These receivables represent retail notes that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	April 30, 2007		October 31, 2006		April 30, 2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.9	.21%	$10.2	.14%	$10.0	.15%
Construction and forestry equipment	6.2	. 25	6.3	.26	5.6	.25
Commercial and consumer equipment	1.5	.15	1.3	.13	1.2	.12
Recreational products	.1	.67
Total retail notes	23.7	.22	17.8	.17	16.8	.17
Revolving charge accounts*	22.5	1.66	21.1	1.40	16.4	1.22
Operating loans	.6	.21			.2	.05
Wholesale receivables	3.1	.07	.9	.02	1.9	.04
Financing leases	4.7	1.16	3.5	.83	4.8	1.22
Total Receivables	$54.6	.31%	$43.3	.26%	$40.1	.24%

*                    Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $168 million, $116 million and $90 million at April 30, 2007, October 31, 2006 and April 30, 2006, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.55 percent, 1.08 percent and .93 percent at April 30, 2007, October 31, 2006 and April 30, 2006, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	April 30, 2007		October 31, 2006		April 30, 2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$14.8	.20%	$13.2	.18%	$13.1	.20%
Construction and forestry equipment	2.7	.11	5.0	.21	10.1	.45
Commercial and consumer equipment	1.3	.13	2.3	.23	3.1	.32
Recreational products			.2	1.14	.3	1.49
Total retail notes	18.8	.17	20.7	.19	26.6	.27
Revolving charge accounts	1.1	.08	.8	.05	.5	.04
Operating loans	5.6	1.97	3.9	1.03	23.0	6.17
Wholesale receivables	1.5	.03	.4	.01	1.7	.04
Financing leases	10.3	2.53	6.5	1.54	8.1	2.06
Total Receivables	$37.3	.21%	$32.3	.19%	$59.9	.36%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended April 30, 2007		Three Months Ended April 30, 2006
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.3)	(.02)%	$(.2)	(.01)%
Construction and forestry equipment	4.9	.81	.7	.14
Commercial and consumer equipment	.4	.17	.1	.04
Recreational products	.1	2.57	(.1)	(2.27)
Total retail notes	5.1	.19	.5	.02
Revolving charge accounts	6.6	2.17	5.2	1.72
Operating loans
Wholesale receivables	.2	.02	.5	.05
Financing leases	.7	.72	.2	.21
Total Receivables	$12.6	.30%	$6.4	.17%

	Six Months Ended April 30, 2007		Six Months Ended April 30, 2006
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.7)	(.02)%	$(1.3)	(.04)%
Construction and forestry equipment	9.1	.77	1.8	.17
Commercial and consumer equipment	.5	.10	.1	.02
Recreational products	.3	3.76	(.1)	(.89)
Total retail notes	9.2	.17	.5	.01
Revolving charge accounts	12.8	2.06	10.7	1.70
Operating loans	(.2)	(.10)	(.1)	(.05)
Wholesale receivables			(.8)	(.04)
Financing leases	1.3	.66	.7	.36
Total Receivables	$23.1	.28%	$11.0	.15%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $167 million at April 30, 2007 compared with $177 million at October 31, 2006 and $166 million at April 30, 2006.

The Company’s allowance for credit losses on all Receivables financed totaled $96 million at April 30, 2007, $93 million at October 31, 2006 and $95 million at April 30, 2006. The allowance for credit losses represented .55 percent of the total Receivables financed at April 30, 2007, .55 percent at October 31, 2006 and .58 percent at April 30, 2006. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

During the first six months of 2007, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $270 million in the first six months of 2007. Net cash provided by financing activities totaled $438 million in the first six months of 2007, resulting primarily from a net increase in external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $685 million in the first six months of 2007, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivables with John Deere. Cash and cash equivalents increased $25 million during the first six months of 2007.

During the first six months of 2006, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $244 million in the first six months of 2006. Net cash provided by financing activities totaled $1,155 million in the first six months of 2006, resulting primarily from a net increase in external borrowings. Net cash used for investing activities totaled $1,375 million in the first six months of 2006, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents increased $24 million during the first six months of 2006.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for the six months ended April 30, 2007 and 2006. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Because of the multiple funding sources that are available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets.

During the first six months of 2007, the Company issued $987 million of medium-term notes, obtained $1,076 million of secured borrowings, maintained an average commercial paper balance of $2,640 million and received proceeds of $104 million from sales of Receivables. At April 30, 2007, the Company’s funding profile included $2,729 million of commercial paper, $2,702 million of notes payable related to on-balance sheet securitization funding, $11,112 million of unsecured term debt, $471 million of off-balance sheet securitization funding and $2,011 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at April 30, 2007, October 31, 2006 and April 30, 2006 was approximately $2,729 million, $2,290 million and $2,045 million, respectively, while the total cash and cash equivalents position was approximately $144 million, $119 million and $274 million, respectively.

The Company issued $990 million and retired $860 million of other borrowings during the first six months of 2007, which were primarily medium-term notes.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At April 30, 2007, $1,150 million was outstanding under the facility of which $812 million was recorded on the balance sheet as secured borrowings.

Total interest-bearing indebtedness amounted to $16,564 million at April 30, 2007, compared with $15,555 million at October 31, 2006, and $15,105 million at April 30, 2006. Included in this debt are secured borrowings of $2,702 million, $2,194 million and $1,635 million for the same periods (see Note 6). Total external borrowings increased during the first six months of 2007 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in receivable from/payable to Deere & Company. Total short-term indebtedness amounted to $8,701 million at April 30, 2007, which included $2,702 million of secured borrowings, compared with $7,143 million at October 31, 2006, which included $2,194 million of secured borrowings and $6,584 million at April 30, 2006, which included $1,635 million of secured borrowings, while total long-term indebtedness amounted to $7,863 million, $8,413 million and $8,522 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 8.2 to 1 at April 30, 2007, compared with 7.2 to 1 at October 31, 2006 and 7.2 to 1 at April 30, 2006.

Stockholder’s equity was $2,011 million at April 30, 2007, compared with $2,154 million at October 31, 2006 and $2,087 million at April 30, 2006. The decrease in the first six months of 2007 resulted primarily from dividend payments of $310 million, partially offset by net income of $150 million and a $17 million increase in accumulated other comprehensive income.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $310 million in the first six months of fiscal 2007. John Deere Credit Company paid comparable dividends to Deere & Company. On June 1, 2007, the Capital Corporation declared an additional $120 million dividend, to be paid to John Deere Credit Company on June 8, 2007. John Deere Credit Company, in turn, declared a $120 million dividend to Deere & Company, also payable on June 8, 2007.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. In February 2007, the Company replaced its existing long-term credit facility agreement totaling $3 billion with a $3.75 billion five-year credit agreement. Worldwide lines of credit totaled $3,773 million at April 30, 2007, $538 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at April 30, 2007 was the long-term credit facility agreement of $3.75 billion, expiring in February 2012. The new credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Item 4.    Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	June 1, 2007	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, as syndication agents, et el., dated February 28, 2007 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 2007, Securities and Exchange Commission file number 1-4121*)

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2007 (Securities and Exchange Commission file number 1-4121*)

*                    Incorporated by reference. Copies of these exhibits are available from the Company upon request.