Form 10-Q
period 2007-07-31
DEERE JOHN CAPITAL CORP
filed 2007-08-31
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Yes ☐   No ☒

At July 31, 2007, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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
(Unaudited)
(in millions)

Three Months Ended

Nine Months Ended

	July 31,		July 31,
	2007	2006	2007	2006
Revenues
Finance income earned on retail notes	$213.4	$183.5	$619.9	$513.5
Lease revenues	81.2	74.0	235.8	209.5
Revolving charge account income	59.5	56.4	160.0	150.5
Finance income earned on wholesale receivables	96.4	98.7	274.5	260.1
Operating loan income	5.2	6.5	21.3	20.1
Income on receivables sold	4.9	7.2	19.3	23.5
Crop insurance commissions	24.2	12.0	48.2	24.4
Other income	21.5	15.6	61.0	39.5
Total revenues	506.3	453.9	1,440.0	1,241.1

Expenses
Interest expense	226.1	191.3	643.1	520.4
Operating expenses:
Administrative and operating expenses	83.4	74.8	225.1	203.6
Provision for credit losses	11.6	5.7	36.5	14.7
Fees paid to John Deere	8.5	12.9	25.5	30.6
Depreciation of equipment on operating leases	53.4	48.7	157.4	138.8
Total operating expenses	156.9	142.1	444.5	387.7
Total expenses	383.0	333.4	1,087.6	908.1
Income of consolidated group before income taxes	123.3	120.5	352.4	333.0
Provision for income taxes	44.4	41.8	124.3	115.9
Income of consolidated group	78.9	78.7	228.1	217.1
Equity in income of unconsolidated affiliates	.1	.1	.3	.3
Net income	79.0	78.8	228.4	217.4
Cash dividends paid	(120.0)		(430.0)
Retained earnings at beginning of period	1,140.3	1,233.3	1,300.9	1,094.7
Retained earnings at end of period	$1,099.3	$1,312.1	$1,099.3	$1,312.1

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in millions)

	July 31,	October 31,	July 31,
	2007	2006	2006
Assets
Cash and cash equivalents	$201.8	$119.2	$157.4
Receivables:
Retail notes	8,864.5	8,584.2	7,974.9
Restricted securitized retail notes	2,401.3	2,173.4	2,270.7
Revolving charge accounts	1,548.7	1,512.4	1,507.0
Operating loans	242.9	378.7	291.1
Wholesale receivables	4,164.6	3,699.0	4,522.4
Financing leases	412.4	420.8	413.0
Total receivables	17,634.4	16,768.5	16,979.1
Allowance for credit losses	(97.8)	(92.8)	(88.6)
Total receivables — net	17,536.6	16,675.7	16,890.5
Other receivables	81.5	107.9	116.9
Equipment on operating leases — net	936.0	900.1	855.8
Notes receivable from John Deere	483.2	238.6
Investment in unconsolidated affiliates	5.0	4.4	4.4
Other assets	279.2	331.5	440.5
Total Assets	$19,523.3	$18,377.4	$18,465.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$3,078.8	$2,289.5	$1,808.1
Other notes payable	2,432.2	2,207.6	2,283.7
John Deere	101.5	178.2	459.0
Current maturities of long-term borrowings	3,399.7	2,467.5	2,676.4
Total short-term borrowings	9,012.2	7,142.8	7,227.2
Accounts payable and accrued expenses	485.9	383.7	472.4
Deposits withheld from dealers and merchants	168.4	177.4	170.3
Deferred income taxes	86.2	107.3	112.5
Long-term borrowings	7,796.1	8,412.5	8,311.9
Total liabilities	17,548.8	16,223.7	16,294.3
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,099.3	1,300.9	1,312.1
Accumulated other comprehensive income:
Cumulative translation adjustment	52.0	28.1	26.8
Unrealized gain on investments	4.4	3.5	8.8
Unrealized gain on derivatives	6.0	8.4	10.7
Total accumulated other comprehensive income	62.4	40.0	46.3
Total stockholder’s equity	1,974.5	2,153.7	2,171.2
Total Liabilities and Stockholder’s Equity	$19,523.3	$18,377.4	$18,465.5

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2007 and 2006

(Unaudited)

(in millions)

	2007	2006
Cash Flows from Operating Activities
Net income	$228.4	$217.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36.5	14.7
Provision for depreciation and amortization	162.5	142.1
Credit for deferred income taxes	(19.8)	(2.6)
Undistributed earnings of unconsolidated affiliates	(.3)	(.3)
Change in accounts payable and accrued expenses	48.8	86.9
Change in accrued income taxes payable/receivable	23.4	4.8
Other	(70.4)	(119.7)
Net cash provided by operating activities	409.1	343.3

Cash Flows from Investing Activities
Cost of receivables acquired	(21,504.8)	(22,278.4)
Collections of receivables	20,732.6	20,527.7
Cost of equipment on operating leases acquired	(371.7)	(351.6)
Proceeds from sales of equipment on operating leases	152.5	127.9
Purchases of property and equipment	(1.8)	(105.1)
Cost of notes receivable with John Deere	(311.8)
Collection of notes receivable with John Deere	67.2
Proceeds from sales of receivables	154.3	86.4
Change in restricted cash	83.8	(65.2)
Other	34.3	38.7
Net cash used for investing activities	(965.4)	(2,019.6)

Cash Flows from Financing Activities
Increase in commercial paper — net	720.2	93.5
Increase in other notes payable - net	224.9	919.3
Increase (decrease) in payable with John Deere - net	(76.7)	184.0
Proceeds from issuance of long-term borrowings	1,842.6	1,764.3
Payments of long-term borrowings	(1,638.6)	(1,379.7)
Dividends paid	(430.0)
Other	(7.9)
Net cash provided by financing activities	634.5	1,581.4

Effect of exchange rate changes on cash and cash equivalents	4.4	2.1
Net increase (decrease) in cash and cash equivalents	82.6	(92.8)
Cash and cash equivalents at beginning of period	119.2	250.2
Cash and cash equivalents at end of period	$201.8	$157.4

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

(2)                                  The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

(3)                                  Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Net Income	$79.0	$78.8	$228.4	$217.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	6.2	4.0	23.9	8.4
Unrealized gain on investments	1.1	.5	.9	2.0
Unrealized gain (loss) on derivatives	(2.2)	.6	(2.4)	3.4
Total comprehensive income	$84.1	$83.9	$250.8	$231.2

(4)                                  Contingencies and commitments:

At July 31, 2007, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $263 million of commercial paper and $1,326 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided a letter of credit for John Deere Credit Inc. as part of retail note sales. At July 31, 2007, the Company’s maximum exposure under this letter of credit was approximately $2 million.

At July 31, 2007, the Company had $197 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At July 31, 2007, the maximum exposure for uncollected premiums was approximately $72 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $561 million at July 31, 2007. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at July 31, 2007, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.6 billion at July 31, 2007. The amount of unused commitments to extend credit to customers was $31.9 billion at July 31, 2007. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

The Company also had other miscellaneous contingent liabilities totaling approximately $13 million at July 31, 2007, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at July 31, 2007 related to these contingencies was not material. See Note 5 for recourse on sales of receivables.

(5)                                  Securitization of receivables:

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

Secured Borrowings

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at July 31, 2007, October 31, 2006 and July 31, 2006 were $11 million, $22 million and $25 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31, 2007	October 31, 2006	July 31, 2006
Restricted securitized retail notes	$2,401.3	$2,173.4	$2,270.7
Allowance for credit losses	(13.9)	(8.8)	(11.5)
Other assets	43.7	72.2	111.2
Total restricted securitized assets	$2,431.1	$2,236.8	$2,370.4

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 31, 2007	October 31, 2006	July 31, 2006
Other notes payable	$2,423.8	$2,194.3	$2,273.2
Accounts payable and accrued expenses	4.6	4.4	4.2
Total liabilities related to restricted securitized assets	$2,428.4	$2,198.7	$2,277.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. Due to the upgrade of the Company’s short-term debt credit rating, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to be made to the Company’s secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,662 million, $1,147 million and $1,240 million at July 31, 2007, October 31, 2006 and July 31, 2006, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At July 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2007, the maximum amount of exposure to losses under these agreements was $73 million. The estimated credit risk associated with sold receivables totaled $1 million at July 31, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At July 31, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $419 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At July 31, 2007, the maximum remaining term of the Receivables sold was approximately three years.

(6)           New accounting standards adopted, which were all adopted in the first quarter of  2007, were as follows:

The Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. The Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interest in securitized financial assets. The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The adoption of these Statements did not have a material effect on the Company’s consolidated financial statements.

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

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit plans outside the U.S. In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholder’s equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and for the year-end measurement date is fiscal year 2009. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements. The Company does not expect violations of any credit agreement financial covenants as a result of adopting this new standard. Further disclosure for these plans is included in the Deere & Company Form 10-Q for the quarter ended July 31, 2007.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts.  The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items. The unrealized gains or losses on these financial instruments are reported in earnings. The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements. The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company has currently not determined the potential effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement.  The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings. While the Company continues to evaluate the impact of this Interpretation on its consolidated financial statements, the Company expects the adoption will not have a material effect.

(7)                                 The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $4.9 million in the first nine months of 2007. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.4 million during the first nine months of 2007. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2007.

(8)                                 On August 30, 2007, the Capital Corporation declared a $95 million dividend, to be paid to John Deere Credit Company on or before October 26, 2007. John Deere Credit Company, in turn, declared a $95 million dividend to Deere & Company, also payable on or before October 26, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, the Company provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

The Company’s business is closely related to John Deere’s business. Global farm conditions remain positive, driven by growing economic prosperity, relatively high commodity prices and robust demand for renewable fuels. Agricultural equipment industry sales in the U.S. and Canada are forecast to be up about 5 percent for the year, while industry sales in Western Europe are forecast to be up about 2 percent for the year. Markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are experiencing higher sales as a result of increased demand for productive farm machinery. Industry sales in South America for the year are expected to be up about 30 percent, primarily as a result of improved conditions in Brazil. Industry sales in Australia are expected to be down 20 to 25 percent largely as a result of extreme drought conditions earlier in the year. Deere & Company’s agricultural equipment sales were up 16 percent for the third quarter of 2007, up 14 percent for the first nine months and are forecast to increase about 16 percent for the year, including about 3 percent from currency impact. Deere & Company’s commercial and consumer equipment sales increased 15 percent for the third quarter of 2007 and were up 6 percent for the first nine months. For the year, these sales are expected to be up about 11 percent, including about $350 million of sales from LESCO, Inc., which Deere & Company acquired in May 2007. Construction and forestry markets in the U.S. are expected to remain under pressure. Deere & Company’s construction and forestry sales decreased 20 percent in the third quarter of 2007, 13 percent for the first nine months and are forecast to decrease about 12 percent for the year. The Company expects to report net income of approximately $305 million in 2007, as a result of further growth in the loan portfolio, partially offset by higher administrative and operating expenses and a higher provision for credit losses.

2007 Compared with 2006

Net income was $79.0 million for the third quarter and $228.4 million for the first nine months of 2007, compared with $78.8 million and $217.4 million, respectively last year. The increase was primarily due to growth in the portfolio, partially offset by a higher provision for credit losses and higher administrative and operating expenses.

Revenues totaled $506.3 million for the third quarter and $1,440.0 million for the first nine months of 2007, compared to $453.9 million and $1,241.1 million, respectively, last year.  This increase was primarily due to an 8 percent increase in the average balance of Receivables and Leases financed and higher financing rates during the first nine months of 2007 compared to the first nine months of 2006. Finance income earned on retail notes totaled $619.9 million for the first nine months of 2007, up $106.4 million compared to $513.5 million for the same period in 2006. This increase was primarily due to a 13 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues totaled $235.8 million in the first nine months of 2007, compared to $209.5 million in the first nine months of 2006. This increase was primarily due to a 12 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $160.0 million in the first nine months of 2007, a 6 percent increase over revenues of $150.5 million during the same period last year. This increase was primarily due to higher financing rates in the first nine months of 2007, compared with the same period last year. Finance income earned on wholesale receivables totaled $274.5 million for the first nine months of 2007, compared to $260.1 million for the same period in 2006, primarily due to higher financing rates. Operating loan income amounted to $21.3 million in the first nine months of 2007, compared to $20.1 million in the first nine months of 2006, primarily due to higher financing rates. Revenues earned from John Deere totaled $148.4 million for the third quarter and $410.3 million in the first nine months of 2007, compared to $130.4 million and $349.4 million for the same periods last year.

Income on receivables sold totaled $4.9 million for the third quarter and $19.3 million for the first nine months of 2007, compared to $7.2 million and $23.5 million for the same periods in 2006. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on retained interests, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of retained interests and the related permanent impairments.

Crop insurance commissions totaled $24.2 million for the third quarter and $48.2 million for the first nine months of 2007, compared to $12.0 million and $24.4 million for the same periods in 2006. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage.

Other income totaled $21.5 million for the third quarter and $61.0 million for the first nine months of 2007, compared to $15.6 million and $39.5 million for the same periods in 2006. The increase was primarily due to increased interest income as a result of higher average loans to certain affiliated companies that have directly invested in wind energy projects.

Interest expense totaled $226.1 million for the third quarter and $643.1 million for the first nine months of 2007, compared to $191.3 million and $520.4 million for the same periods in 2006. The increase was due to increases in borrowing rates and higher average borrowings.

Administrative and operating expenses were $83.4 million in the third quarter and $225.1 million for the first nine months of 2007, compared with $74.8 million and $203.6 million for the same periods in 2006. The increase was primarily due to higher employment costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

During the third quarter and first nine months of 2007, the provision for credit losses totaled $11.6 million and $36.5 million, respectively, compared with $5.7 million and $14.7 million in the same periods last year. For the first nine months of 2007, the Company has experienced higher write-offs of construction and forestry equipment retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $9.4 million and $32.5 million for the third quarter and first nine months of 2007, compared with $11.7 million and $22.7 million in the same periods last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .27 percent for the third quarter and .29 percent for the first nine months of 2007, compared with .14 percent and .13 percent for the same periods last year. Although the provision for credit losses increased from the same period last year, it continues to compare favorably to recent years. Over the last five fiscal years, the provision for credit losses, as a percentage of the total average balance of Receivables financed, averaged .49 percent. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Fees paid to John Deere for interest and support were $8.5 million in the third quarter and $25.5 million for the first nine months of 2007, compared with $12.9 million and $30.6 million for the same periods in 2006.  The decrease was primarily due to lower average borrowings from John Deere.

Depreciation of equipment on operating leases was $53.4 million in the third quarter and $157.4 million for the first nine months of 2007, compared to $48.7 million and $138.8 million for the same periods in 2006. The increase was primarily the result of higher average amounts of equipment on operating leases.

The Company’s ratio of earnings to fixed charges was 1.54 to 1 for the third quarter of 2007, compared with 1.63 to 1 for the third quarter of 2006. The ratio of earnings to fixed charges was 1.55 to 1 for the first nine months of 2007 and 1.63 to 1 for the first nine months of 2006. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2007	2006	$ Change	% Change
Retail notes:
Agricultural equipment	$1,044.1	$935.2	$108.9	12%
Construction and forestry equipment	341.3	364.9	(23.6)	(6)
Commercial and consumer equipment	176.6	184.1	(7.5)	(4)
Total retail notes	1,562.0	1,484.2	77.8	5
Revolving charge accounts	1,089.4	1,004.1	85.3	8
Operating loans	256.2	300.9	(44.7)	(15)
Wholesale receivables	4,764.8	5,154.9	(390.1)	(8)
Financing leases	61.1	71.9	(10.8)	(15)
Equipment on operating leases	149.8	134.8	15.0	11
Total Receivables and Leases	$7,883.3	$8,150.8	$(267.5)	(3)%

	Nine Months
	Ended July 31,
	2007	2006	$ Change	% Change
Retail notes:
Agricultural equipment	$2,993.3	$2,872.5	$120.8	4%
Construction and forestry equipment	1,045.2	1,149.7	(104.5)	(9)
Commercial and consumer equipment	401.0	394.1	6.9	2
Total retail notes	4,439.5	4,416.3	23.2	1
Revolving charge accounts	2,676.4	2,526.3	150.1	6
Operating loans	1,063.6	1,048.7	14.9	1
Wholesale receivables	13,168.2	14,117.2	(949.0)	(7)
Financing leases	157.1	169.9	(12.8)	(8)
Equipment on operating leases	371.7	351.6	20.1	6
Total Receivables and Leases	$21,876.5	$22,630.0	$(753.5)	(3)%

Retail note volumes for agricultural equipment increased in the third quarter and first nine months of 2007, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment decreased in the third quarter and first nine months of 2007, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment. Wholesale receivable volumes decreased during the third quarter and first nine months of 2007, when compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity in the construction and forestry markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2007	2006	2006
Retail notes:
Agricultural equipment	$7,793.1	$7,330.8	$6,893.1
Construction and forestry equipment	2,442.2	2,387.5	2,317.5
Commercial and consumer equipment	1,017.1	1,021.8	1,016.1
Recreational products	13.4	17.5	18.9
Total retail notes	11,265.8	10,757.6	10,245.6
Revolving charge accounts	1,548.7	1,512.4	1,507.0
Operating loans	242.9	378.7	291.1
Wholesale receivables	4,164.6	3,699.0	4,522.4
Financing leases	412.4	420.8	413.0
Equipment on operating leases	936.0	900.1	855.8
Total Receivables and Leases	$18,570.4	$17,668.6	$17,834.9

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2007	2006	2006
Receivables and Leases administered:
Owned by the Company	$16,169.1	$15,495.2	$15,564.2
Owned by the Company — restricted due to securitization	2,401.3	2,173.4	2,270.7
Total Receivables and Leases owned by the Company	18,570.4	17,668.6	17,834.9
Sold and serviced — with limited recourse*	488.8	932.3	1,045.8
Sold and serviced — without recourse**	25.0	21.4	21.2
Total Receivables and Leases administered	$19,084.2	$18,622.3	$18,901.9

*                    The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2007, October 31, 2006 and July 31, 2006 was $73 million, $105 million and $141 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At July 31, 2007, October 31, 2006 and July 31, 2006, the Company’s maximum exposure under these agreements was approximately $2 million, $7 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**             Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables.  They were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2007		2006		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$13.8	.18%	$10.2	.14%	$10.0	.15%
Construction and forestry equipment	6.6	.27	6.3	.26	7.2	.31
Commercial and consumer equipment	1.6	.16	1.3	.13	1.2	.12
Recreational products
Total retail notes	22.0	.20	17.8	.17	18.4	.18
Revolving charge accounts*	18.8	1.21	21.1	1.40	17.9	1.19
Operating loans
Wholesale receivables	1.9	.05	.9	.02	2.1	.05
Financing leases	4.1	.99	3.5	.83	3.9	.94
Total Receivables	$46.8	.27%	$43.3	.26%	$42.3	.25%

*                    Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of his note 60 days or more past due. These amounts were $174 million, $116 million and $101 million at July 31, 2007, October 31, 2006 and July 31, 2006, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.54 percent, 1.08 percent and .98 percent at July 31, 2007, October 31, 2006 and July 31, 2006, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2007		2006		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$20.3	.26%	$13.2	.18%	$16.1	.23%
Construction and forestry equipment	2.5	.10	5.0	.21	9.9	.43
Commercial and consumer equipment	1.8	.18	2.3	.23	3.5	.34
Recreational products	.1	.75	.2	1.14	.2	1.06
Total retail notes	24.7	.22	20.7	.19	29.7	.29
Revolving charge accounts	1.0	.06	.8	.05	.8	.05
Operating loans	11.3	4.65	3.9	1.03	5.1	1.75
Wholesale receivables	.9	.02	.4	.01	2.1	.05
Financing leases	10.7	2.59	6.5	1.54	8.0	1.94
Total Receivables	$48.6	.28%	$32.3	.19%	$45.7	.27%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31,		July 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.1	.01%	$(.7)	(.04)%
Construction and forestry equipment	2.5	.41	3.0	.54
Commercial and consumer equipment
Recreational products	.1	2.86
Total retail notes	2.7	.10	2.3	.09
Revolving charge accounts	5.5	1.49	5.7	1.59
Operating loans	(.2)	(.30)	2.4	2.91
Wholesale receivables	.7	.07	.2	.02
Financing leases	.7	.69	1.1	1.09
Total Receivables	$9.4	.22%	$11.7	.28%

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(.6)	(.01)%	$(2.1)	(.04)%
Construction and forestry equipment	11.7	.65	4.8	.30
Commercial and consumer equipment	.5	.07	.2	.02
Recreational products	.4	3.50	(.1)	(.57)
Total retail notes	12.0	.15	2.8	.04
Revolving charge accounts	18.3	1.85	16.4	1.66
Operating loans	(.4)	(.15)	2.3	.86
Wholesale receivables	.7	.02	(.6)	(.02)
Financing leases	1.9	.64	1.8	.61
Total Receivables	$32.5	.26%	$22.7	.19%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $168 million at July 31, 2007 compared with $177 million at October 31, 2006 and $170 million at July 31, 2006.

The Company’s allowance for credit losses on all Receivables financed totaled $98 million at July 31, 2007, $93 million at October 31, 2006 and $89 million at July 31, 2006. The allowance for credit losses represented .55 percent of the total Receivables financed at July 31, 2007, .55 percent at October 31, 2006 and .52 percent at July 31, 2006. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

During the first nine months of 2007, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $409 million in the first nine months of 2007. Net cash provided by financing activities totaled $635 million in the first nine months of 2007, resulting primarily from a net increase in external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $965 million in the first nine months of 2007, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivables with John Deere. Cash and cash equivalents increased $83 million during the first nine months of 2007.

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

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for the nine months ended July 31, 2007 and 2006. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Because of the multiple funding sources that are available, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A strong equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets. Additionally, liquidity may also be provided through loans from John Deere.

During the first nine months of 2007, the Company issued $1,838 million of medium-term notes, obtained $1,106 million of secured borrowings, maintained an average commercial paper balance of $2,753 million and received proceeds of $154 million from sales of Receivables. At July 31, 2007, the Company’s funding profile included $3,079 million of commercial paper, $2,424 million of notes payable related to on-balance sheet securitization funding, $11,196 million of unsecured term debt, $371 million of off-balance sheet securitization funding and $1,975 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at July 31, 2007, October 31, 2006 and July 31, 2006 was approximately $3,079 million, $2,290 million and $1,808 million, respectively, while the total cash and cash equivalents position was approximately $202 million, $119 million and $157 million, respectively.

The Company issued $1,843 million and retired $1,639 million of other borrowings during the first nine months of 2007, which were primarily medium-term notes.

The Company utilizes a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 5). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the Company’s request, each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the Company would liquidate the securitizations as the payments on these retail notes are collected. At July 31, 2007, $1,002 million was outstanding under the facility of which $738 million was recorded on the balance sheet as secured borrowings.

Total interest-bearing indebtedness amounted to $16,808 million at July 31, 2007, compared with $15,555 million at October 31, 2006, and $15,539 million at July 31, 2006. Included in this debt are secured borrowings of $2,424 million, $2,194 million and $2,273 million for the same periods (see Note 5). Total external borrowings increased during the first nine months of 2007 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to John Deere. Total short-term indebtedness amounted to $9,012 million at July 31, 2007, which included $2,424 million of secured borrowings, compared with $7,143 million at October 31, 2006, which included $2,194 million of secured borrowings and $7,227 million at July 31, 2006, which included $2,273 million of secured borrowings, while total long-term indebtedness amounted to $7,796 million, $8,413 million and $8,312 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 8.5 to 1 at July 31, 2007, compared with 7.2 to 1 at October 31, 2006 and 7.2 to 1 at July 31, 2006.

Stockholder’s equity was $1,975 million at July 31, 2007, compared with $2,154 million at October 31, 2006 and $2,171 million at July 31, 2006. The decrease in the first nine months of 2007 resulted primarily from dividend payments of $430 million, partially offset by net income of $228 million and a $22 million increase in accumulated other comprehensive income.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $430 million in the first nine months of fiscal 2007. John Deere Credit Company paid comparable dividends to Deere & Company. On August 30, 2007, the Capital Corporation declared an additional $95 million dividend, to be paid to John Deere Credit Company on or before October 26, 2007. John Deere Credit Company, in turn, declared a $95 million dividend to Deere & Company, also payable on or before October 26, 2007.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $3,761 million at July 31, 2007, $270 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at July 31, 2007 was the long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.   Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 31, 2007	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2007 (Securities and Exchange Commission file number 1-4121*)

*                    Incorporated by reference.  Copies of these exhibits are available from the Company upon request.