Form 10-K
period 2007-10-31
DEERE JOHN CAPITAL CORP
filed 2007-12-20
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware		36-2386361
(State of incorporation)		(IRS Employer Identification No.)

1 East First Street, Suite 600
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
6 % Notes Due 2009	New York Stock Exchange

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

Yes   ☐   No   ☒

At November 30, 2007, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

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

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers, through direct relationships with agricultural producers or through agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2007, the Company had 1,549 full-time and part-time employees.

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

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape and nursery products; irrigation equipment; and other outdoor power products.

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

John Deere had net income of $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007, compared with $1,694 million, or $3.59 per share diluted ($3.63 basic), in 2006. Income from continuing operations, which excludes John Deere’s discontinued health care business, was also $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007, compared with $1,453 million, or $3.08 per share diluted ($3.11 basic) in 2006.

John Deere’s net sales and revenues from continuing operations increased 9 percent to $24,082 million in 2007, compared with $22,148 million in 2006. Net sales of the Equipment Operations increased 8 percent in 2007 to $21,489 million from $19,884 million last year. This included a positive effect for currency translation and price changes of 5 percent. Equipment net sales in the U.S. and Canada were flat in 2007. Net sales outside the U.S. and Canada increased by 27 percent, which included a positive effect of 7 percent for currency translation.

The agricultural equipment segment had net sales of $12,121 million in 2007, compared to $10,232 million in 2006. The commercial and consumer equipment segment had net sales of $4,333 million in 2007, compared to $3,877 million in 2006. The construction and forestry segment had net sales of $5,035 million in 2007, compared to $5,775 million in 2006. The credit segment had revenues of $2,094 million in 2007, compared to $1,819 million in 2006.

Outlook for John Deere

Deere & Company’s equipment sales are projected to increase by about 12 percent for the fiscal year and to be up approximately 25 percent for the first quarter of 2008, compared to the same periods in 2007. LESCO, Inc. (LESCO) operations are expected to account for about 2 percentage points of the sales increase for the year and 3 points in the first quarter. Deere & Company’s net income is forecast to be about $2.1 billion for 2008 and about $325 million for the first quarter.

Agricultural Equipment. Driven by continuing strength in the farm sector, worldwide sales of Deere & Company’s agricultural equipment are expected to increase by about 17 percent for fiscal year 2008. Included in the segment’s sales forecast is one percentage point for currency translation and one point related to the acquisition of Ningbo Benye Tractor and Automobile Manufacturing Co., Ltd., a Chinese-based tractor manufacturer purchased by Deere & Company in the fourth quarter of 2007.

Worldwide farm conditions remain quite positive, benefiting from growing economic prosperity, healthy commodity prices and demand for renewable fuels. Relative to consumption, global grain stocks such as wheat and corn are continuing to run at or near thirty-year lows. Deere & Company’s sales are expected to receive further support from the planned introduction of a number of advanced new products.

On an industry basis, sales of farm machinery in the U.S. and Canada are forecast to be up 10 to 15 percent for the year, due in part to a substantial jump in farm cash receipts. Large tractors and combines are expected to pace the sales improvements, while demand for cotton pickers is expected to be lower. Industry sales in Western Europe are forecast to be flat to up slightly for the year with greater increases expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia. These latter areas are expected to continue experiencing strong growth due to rising demand for productive farm machinery. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by 10 to 15 percent. Farm machinery demand in Brazil, while receiving support from strong commodity prices, may be tempered by uncertainties over the status of government-backed financing programs. Deere & Company anticipates its sales will be helped by an expanded product line and additional production capacity associated with the opening of a new tractor manufacturing facility in Montenegro, Brazil.

Commercial and Consumer Equipment. Deere & Company’s commercial and consumer equipment sales are projected to be up about 10 percent for the year, including about 8 percentage points from a full year of LESCO sales. Segment sales, in addition, are expected to benefit from new products, such as an expanded line of innovative commercial mowing equipment. Given the nature of Deere & Company’s commercial and consumer businesses, sales tend to have a high degree of sensitivity to weather patterns and U.S. housing markets.

Construction and Forestry. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2008 due in large part to a continuing slump in housing starts. Non-residential construction is expected to remain flat at last year’s relatively strong levels. Pressure on the U.S. housing market is expected to contribute to lower worldwide sales of Deere & Company’s forestry equipment in 2008, though sales in Europe are forecast to remain at strong levels. Despite this generally weak environment, Deere & Company’s sales are expected to benefit from new products and a return to factory production levels in closer alignment with retail demand. Last year, Deere & Company made a significant reduction in construction and forestry inventories, which restrained production. In addition, Deere & Company’s sales to the independent rental channel, which saw a large decline in 2007, are expected to be flat in the coming year. For 2008, Deere & Company’s worldwide sales of construction and forestry equipment are forecast to be approximately equal to the prior year.

Credit. Fiscal year 2008 net income for the credit operations, which includes the Company, is forecast to be approximately $375 million. The expected improvement is being driven by growth in the credit portfolio. The Company’s net income for 2008, which does not include the credit operations in Canada, Brazil and Finland or the wind energy operations in the U.S., is projected to be approximately $315 million for 2008.

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

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2007 and 2006, the Company’s ratios were 1.54 to 1 and 1.60 to 1, respectively, and never less than 1.54 to 1 and 1.53 to 1 for any fiscal quarter of 2007 and 2006, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2007 and 2006, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of commercial and consumer equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agribusinesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction and forestry dealers. See Note 2 to the consolidated financial statements under “Revolving Charge Accounts Receivable.”

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

Finance Rates on Retail Notes

As of October 31, 2007 and 2006, approximately 90 percent and 85 percent, respectively, of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2007	2006	2007	2006
Retail notes	52	53	35	34
New equipment:
Agricultural equipment	55	56	34	31
Construction and forestry equipment	45	45	33	33
Commercial and consumer equipment	48	48	37	37
Used equipment:
Agricultural equipment	57	58	38	37
Construction and forestry equipment	43	42	32	31
Commercial and consumer equipment	54	55	36	33
Financing leases	42	41	34	34
Equipment on operating leases	36	38	32	36

Maturities

The following table presents the maturities of net Receivables and Leases owned by the Company at October 31, 2007 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2007 Total	2006	2005	2004	2003

Retail notes:
Agricultural equipment	$2,628	$4,791	$944	$156	$17	$8,536	$7,331	$6,209	$4,451	$3,954
Construction and forestry equipment	990	1,419				2,409	2,388	1,980	1,406	1,196
Commercial and consumer equipment	381	599	4	20		1,004	1,022	1,022	984	909
Recreational products	2	5		5		12	17	23	33	51
Total retail notes	4,001	6,814	948	181	17	11,961	10,758	9,234	6,874	6,110
Revolving charge accounts						1,553	1,512	1,527	1,444	1,118
Operating loans						287	379	384	380	541
Wholesale receivables						3,521	3,699	3,651	3,480	2,905
Financing leases						430	421	412	406	427
Equipment on operating leases						995	900	794	758	879
Total Receivables and Leases						$18,747	$17,669	$16,002	$13,342	$11,980

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2007	2006	2005	2004	2003
U.S.	$16,199	$15,378	$13,753	$11,145	$10,244
Outside the U.S.	2,548	2,291	2,249	2,197	1,736
Total Receivables and Leases	$18,747	$17,669	$16,002	$13,342	$11,980

Delinquencies

Total Receivable amounts 60 days or more past due representing the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2007	2006	2005	2004	2003
U.S.	$39.7	$39.5	$27.1	$36.2	$43.4
Outside the U.S.	4.0	3.8	5.5	4.2	4.2
Total	$43.7	$43.3	$32.6	$40.4	$47.6

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2007	2006	2005	2004	2003
U.S.	$31.1	$22.7	$55.4	$48.0	$65.9
Outside the U.S.	17.1	9.6	11.7	8.9	20.1
Total	$48.2	$32.3	$67.1	$56.9	$86.0

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2007	2006	2005	2004	2003

Allowance for credit losses, beginning of year	$92.8	$96.4	$112.6	$123.8	$118.3

Provision for credit losses	53.7	30.5	5.9	32.3	72.2

Write-offs:
Retail notes:
Agricultural equipment	(1.5)	(1.1)	(1.4)	(5.3)	(5.5)
Construction and forestry equipment	(18.9)	(11.2)	(4.2)	(7.0)	(18.6)
Commercial and consumer equipment	(1.3)	(.8)	(.9)	(.9)	(1.1)
Recreational products	(.9)	(.6)	(1.3)	(1.7)	(1.3)
Total retail notes	(22.6)	(13.7)	(7.8)	(14.9)	(26.5)
Revolving charge accounts	(36.0)	(33.3)	(29.7)	(21.5)	(27.0)
Operating loans	(3.7)	(2.9)	(3.0)	(6.5)	(4.2)
Wholesale receivables	(2.8)	(1.9)	(2.4)	(8.1)	(6.8)
Financing leases	(3.2)	(2.5)	(1.3)	(5.0)	(8.7)
Total write-offs	(68.3)	(54.3)	(44.2)	(56.0)	(73.2)

Recoveries:
Retail notes:
Agricultural equipment	2.8	3.2	3.3	3.6	2.7
Construction and forestry equipment	1.5	2.1	2.1	2.2	2.4
Commercial and consumer equipment	.5	.5	.4	.5	.2
Recreational products	.3	.6	.6	.7	.7
Total retail notes	5.1	6.4	6.4	7.0	6.0
Revolving charge accounts	11.8	10.4	9.3	7.7	5.7
Operating loans	1.1	.5	3.3	3.8	1.5
Wholesale receivables	1.4	2.5	2.0	1.3	2.9
Financing leases	.2	.2	.9	1.9	1.0
Total recoveries	19.6	20.0	21.9	21.7	17.1
Total net write-offs	(48.7)	(34.3)	(22.3)	(34.3)	(56.1)

Other changes (primarily translation adjustments)	1.4	.2	.2	(9.2)	(10.6)

Allowance for credit losses, end of year	$99.2	$92.8	$96.4	$112.6	$123.8

Total net write-offs as a percentage of average Receivables	.29%	.22%	.16%	.30%	.50%

Allowance as a percentage of total Receivables, end of year	.56%	.55%	.63%	.89%	1.12%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2007	2006	2005	2004	2003

Allowance for credit losses, beginning of year	$9.2	$9.6	$17.0	$16.0	$10.1

Provision for credit losses	.5	(.2)	(5.7)	(.7)	4.9

Write-offs	(1.5)	(1.1)	(1.8)	(1.5)	(1.5)
Recoveries	.4	.7	.5	1.1	.4
Total net write-offs	(1.1)	(.4)	(1.3)	(.4)	(1.1)

Other changes (primarily translation adjustments)	1.0	.2	(.4)	2.1	2.1

Allowance for credit losses, end of year	$9.6	$9.2	$9.6	$17.0	$16.0

Total net write-offs as a percentage of average Receivables from outside the U.S.	.05%	.02%	.06%	.02%	.07%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.38%	.41%	.43%	.78%	.94%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2007		2006		2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$17.8	48%	$17.7	44%	$17.2	41%	$19.3	36%	$23.4	36%
Construction and forestry equipment	40.9	13	34.9	14	32.1	13	30.9	11	30.8	11
Commercial and consumer equipment	2.6	6	2.6	6	3.1	7	3.7	8	7.6	8
Recreational products	2.2		1.1		1.3		2.1		2.1
Total retail notes	63.5	67	56.3	64	53.7	61	56.0	55	63.9	55
Revolving charge accounts	19.1	9	17.3	9	16.9	10	22.3	11	19.7	10
Operating loans	3.7	2	3.8	2	9.1	2	9.1	3	9.7	5
Wholesale receivables	7.7	20	7.5	22	7.6	24	15.1	28	19.6	26
Financing leases	5.2	2	7.9	3	9.1	3	10.1	3	10.9	4
Total	$99.2	100%	$92.8	100%	$96.4	100%	$112.6	100%	$123.8	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2007		2006		2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$89.6	86%	$83.6	87%	$86.8	86%	$95.6	84%	$107.8	86%
Outside the U.S.	9.6	14	9.2	13	9.6	14	17.0	16	16.0	14
Total	$99.2	100%	$92.8	100%	$96.4	100%	$112.6	100%	$123.8	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2007 and 2006.

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

Item 1A. Risk Factors.

The Company is a subsidiary of John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

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

Interest Rates and Credit Ratings. If interest rates rise, they could have a dampening effect on overall economic activity and could affect the demand for John Deere’s equipment. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company. Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company. Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position. Guidance from rating agencies as to acceptable leverage can affect the Company’s returns as well.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. The Company declared and paid cash dividends to John Deere Credit Company of $525 million in 2007 and $85 million in 2006. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Worldwide farm conditions remain positive, benefiting from growing economic prosperity, healthy commodity prices and demand for renewable fuels. Industry sales of farm machinery in the U.S. and Canada in 2008 are expected to be up 10 to 15 percent for the year, while sales in Western Europe are forecast to be flat to up slightly. South American industry sales for 2008 are expected to increase by 10 to 15 percent. Deere & Company’s agricultural equipment net sales were up 18 percent for 2007 and are forecast to be up approximately 17 percent in 2008. Deere & Company’s commercial and consumer equipment net sales were up 12 percent in 2007, including about 9 percent from LESCO, which was acquired in May 2007. Deere & Company’s commercial and consumer equipment sales are forecast to be up about 10 percent in 2008, including about 8 percent from a full year’s sales from LESCO. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2008 due in large part to a continuing slump in housing starts. Deere & Company’s construction and forestry net sales decreased 13 percent in 2007 and are forecast to be approximately flat in 2008. The Company expects to report net income of approximately $315 million in 2008 due to growth in the credit portfolio.

Items of concern for the Company include the impacts of inflation and sub-prime credit issues, which could affect interest rates. Uncertainty over the direction of U.S. farm legislation is also a concern.

In 2007, Deere & Company benefited from an improving global farm economy, while also experiencing weakening construction, forestry, commercial and consumer sectors primarily as a result of the U.S. housing downturn. As it maintains its focus on cost and asset management, Deere & Company believes it has successfully entered new markets, made important acquisitions and expanded its global customer base with advanced lines of products and services.

2007 Compared with 2006

Consolidated net income was $311.2 million for the year, compared with $291.2 million last year. The higher results for the year were primarily due to growth in the portfolio, partially offset by higher administrative and operating expenses and higher provision for credit losses. The ratio of earnings to fixed charges was 1.54 to 1 for 2007, compared with 1.60 to 1 for 2006.

Revenues totaled $1,967 million in 2007, compared to $1,705 million a year ago. Revenues increased primarily due to a 7 percent increase in the average balance of Receivables and Leases financed and higher financing rates. Finance income earned on retail notes totaled $852 million in 2007, up $139 million compared to $713 million in 2006. The increase was primarily due to a 12 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues increased $33 million to $319 million in 2007, primarily due to a 12 percent increase in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $222 million in 2007, a 6 percent increase over revenues of $210 million earned during 2006. The increase was primarily due to an increase in Farm Plan™ and PowerPlan® average receivables in 2007, compared with 2006. Finance income earned on wholesale receivables increased $10 million, to $365 million in 2007, from $355 million in 2006. The increase was primarily due to higher financing rates. Revenues earned on operating loans amounted to $27 million in 2007 and 2006. Revenues earned from Deere & Company totaled $555 million in 2007 compared to $468 million a year ago.

Income on receivables sold totaled $22 million in 2007, compared with $29 million in 2006. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $76 million in 2007, compared with $35 million in 2006. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage.

Other income totaled $85 million in 2007, compared with $51 million in 2006. The increase was primarily due to increased interest income as a result of higher average loans to certain affiliated companies that have directly invested in wind energy projects.

Interest expense totaled $878 million in 2007, compared with $727 million in 2006. The increase was primarily due to an increase in the weighted-average annual interest rate incurred on all borrowings from 5.0 percent in 2006 to 5.4 percent in 2007 and higher average borrowings.

Administrative and operating expenses totaled $308 million in 2007, compared with $274 million in 2006. The increase was primarily due to higher employment costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

The provision for credit losses was $54 million in 2007, compared with $31 million in 2006. The Company has experienced higher write-offs of construction and forestry retail notes, wholesale receivables, revolving charge accounts and financing leases. Total net write-offs of Receivables financed were $49 million during 2007, compared with $34 million in 2006. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .31 percent for 2007 and .19 percent for 2006. Although the provision for credit losses increased from the same period last year, it continues to be comparable to recent years. Over the last five fiscal years, the provision for credit losses, as a percentage of the total average balance of Receivables financed, averaged ..29 percent

Interest and support fees paid to John Deere were $36 million in 2007, compared with $42 million in 2006. The decrease was primarily due to lower average borrowings from John Deere.

Depreciation of equipment on operating leases totaled $212 million in 2007, compared with $190 million in 2006. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2007 totaled $29,548 million, compared with volumes of $29,557 million during 2006. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 2 percent higher in 2007 compared to last year. Receivables and Leases held by the Company at October 31, 2007 totaled $18,747 million, compared with $17,669 million at October 31, 2006. For the 2007 and 2006 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2007	2006	% Change	2007	2006	% Change
Retail notes:
Agricultural equipment	$4,476.2	$3,910.2	14%	$8,535.8	$7,330.8	16%
Construction and forestry equipment	1,372.1	1,545.5	(11)	2,409.1	2,387.5	1
Commercial and consumer equipment	524.4	545.0	(4)	1,003.5	1,021.8	(2)
Recreational products				12.3	17.5	(30)
Total retail notes	6,372.7	6,000.7	6	11,960.7	10,757.6	11
Revolving charge accounts	3,603.1	3,345.0	8	1,553.3	1,512.4	3
Operating loans	1,382.8	1,437.7	(4)	286.5	378.7	(24)
Wholesale receivables	17,431.0	18,038.6	(3)	3,521.3	3,699.0	(5)
Financing leases	221.1	227.8	(3)	430.3	420.8	2
Equipment on operating leases	537.7	507.2	6	995.2	900.1	11
Total Receivables and Leases	$29,548.4	$29,557.0	0%	$18,747.3	$17,668.6	6%

Retail note volumes for agricultural equipment increased primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment decreased primarily due to decreases in retail sales of John Deere construction and forestry equipment. Wholesale receivable volumes decreased primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity in the construction and forestry markets.

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2007	October 31, 2006
Receivables and Leases administered:
Owned by the Company	$16,596.9	$15,495.2
Owned by the Company – restricted due to securitization	2,150.4	2,173.4
Total Receivables and Leases owned by the Company	18,747.3	17,668.6
Sold and serviced - with limited recourse*	177.9	932.3
Sold and serviced - without recourse**	44.6	21.4
Total Receivables and Leases administered	$18,969.8	$18,622.3

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2007 and 2006 was $25 million and $105 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2007 and 2006, the Company’s maximum exposure under these agreements was approximately $3 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 90 percent of the total retail note portfolio at October 31, 2007, compared with 85 percent at October 31, 2006.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $44 million at October 31, 2007, compared with $43 million at October 31, 2006. In addition, these past due amounts represented .25 percent and .26 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $170 million and $116 million at October 31, 2007 and 2006, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.42 percent at October 31, 2007 and 1.08 percent at October 31, 2006. See Note 3 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $174 million at October 31, 2007, compared to $177 million at October 31, 2006. The Company’s allowance for credit losses on all Receivables financed at October 31, 2007 totaled $99 million and represented .56 percent of the total Receivables financed, compared with $93 million and .55 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2006 Compared with 2005

Consolidated net income was $291.2 million for the fiscal year ended October 31, 2006, compared with $274.7 million in 2005. The higher results for 2006 were primarily due to growth in the portfolio, partially offset by narrower financing spreads and a higher provision for credit losses. The ratio of earnings to fixed charges was 1.60 to 1 for 2006, compared with 1.88 to 1 for 2005.

Revenues totaled $1,705 million in 2006, compared to $1,377 million in 2005. Revenues increased primarily due to a 14 percent increase in the average balance of Receivables and Leases financed and higher financing rates. Finance income earned on retail notes totaled $713 million in 2006, up $191 million compared to $522 million in 2005. The increase was primarily due to a 23 percent increase in the average retail note portfolio balances and increasing yields. Lease revenues increased $30 million to $286 million in 2006, primarily due to a 10 percent increase in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $210 million in 2006, a 9 percent increase over revenues of $193 million earned during 2005. The increase was primarily due to an increase in Farm Plan™ and PowerPlan® average receivables in 2006 and higher financing rates, compared with 2005. Finance income earned on wholesale receivables increased $64 million, to $355 million in 2006, from $291 million in 2005. The increase was primarily due to increasing yields and a 3 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $27 million in 2006, compared with $24 million in 2005. Revenues earned from Deere & Company totaled $468 million in 2006 compared to $401 million in 2005.

Income on receivables sold totaled $29 million in 2006, compared with $45 million in 2005. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $35 million in 2006, compared with $8 million in 2005. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage. At October 31, 2006, the Company was offering crop insurance products in 30 states compared to 17 states in 2005.

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

The provision for credit losses was $31 million in 2006, compared with $6 million in 2005. The Company has experienced higher write-offs of retail notes, revolving charge accounts, operating loans and financing leases. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .19 percent for 2006 and ..04 percent for 2005. Total net write-offs of Receivables financed were $34 million during 2006, compared with $22 million in 2005.

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

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2006 totaled $29,557 million, an increase of 2 percent, compared with volumes of $29,088 million during 2005. These higher volumes in 2006 resulted mainly from increased volumes of wholesale receivables, operating loans, revolving charge accounts and equipment on operating leases. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 6 percent higher in 2006 compared to 2005. Receivables and Leases held by the Company at October 31, 2006 totaled $17,669 million, compared with $16,002 million at October 31, 2005. For the 2006 and 2005 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

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

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions):

	October 31, 2006	October 31, 2005
Receivables and Leases administered:
Owned by the Company	$15,495.2	$14,662.2
Owned by the Company — restricted due to securitization	2,173.4	1,340.1
Total Receivables and Leases owned by the Company	17,668.6	16,002.3
Sold and serviced - with limited recourse*	932.3	1,699.2
Sold and serviced - without recourse**	21.4	20.1
Total Receivables and Leases administered	$18,622.3	$17,721.6

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

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $43 million at October 31, 2006, compared with $33 million at October 31, 2005. In addition, these past due amounts represented .26 percent and .21 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $116 million and $78 million at October 31, 2006 and 2005, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.08 percent at October 31, 2006 and ..84 percent at October 31, 2005. See Note 3 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $177 million at October 31, 2006, compared to $166 million at October 31, 2005. The Company’s allowance for credit losses on all Receivables financed at October 31, 2006 totaled $93 million and represented .55 percent of the total Receivables financed, compared with $96 million and .63 percent, respectively, at October 31, 2005. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The aggregate cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $595 million in 2007. Net cash provided by financing activities totaled $690 million resulting from a net increase in external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,223 million in 2007, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivable with John Deere exceeding collections. Cash and cash equivalents increased $72 million during 2007.

Over the last three years, operating activities have provided $1,459 million in cash. In addition, the sale of Receivables and Leases provided $505 million and an increase in total net borrowings provided $5,503 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $6,686 million, and to pay $760 million in dividends.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent of the Company’s acquisition volume for 2007 and 2006. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

During 2007, the Company issued $3,494 million of medium-term notes, obtained $1,106 million of secured borrowings, maintained an average commercial paper balance of $2,835 million and received proceeds of $229 million from sales of Receivables. At October 31, 2007, the Company’s funding profile included $2,679 million of commercial paper, $2,192 million of notes payable related to on-balance sheet securitization funding, $128 million of intercompany loans from Deere & Company, $12,112 million of unsecured term debt, $88 million of off-balance sheet securitization funding and $1,955 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at October 31, 2007 and 2006 was approximately $2,679 million and $2,290 million, respectively, while the total cash and cash equivalents position was $191 million and $119 million, respectively.

The Company issued $3,514 million and retired $2,513 million of other borrowings during the year, which were primarily medium-term notes.

The Company has utilized a revolving multi-bank conduit facility to securitize floating rate retail notes that were structured as either sales or secured borrowings (see Note 4). In September 2007, the Company amended the facility and simultaneously repurchased $264 million of retail notes previously sold into the facility and elected not to renew the facility for any future securitizations. At October 31, 2007, $657 million of securitized retail notes remained in the facility relating only to secured borrowings, which are recorded on the balance sheet. These secured borrowings will be liquidated as payments on the retail notes are collected.

Total interest-bearing indebtedness amounted to $17,118 million at October 31, 2007, compared with $15,555 million at October 31, 2006. Included in this debt are secured borrowings of $2,192 million and $2,194 million for the same periods. Total external borrowings have increased generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $8,842 million at October 31, 2007, which included $2,192 million of secured borrowings, compared with $7,143 million at October 31, 2006, which included $2,194 million of secured borrowings, while total long-term indebtedness amounted to $8,276 million at October 31, 2007 and $8,413 million at October 31, 2006. The ratio of total interest-bearing debt to stockholder’s equity was 8.8 to 1 and 7.2 to 1 at October 31, 2007 and 2006, respectively.

Stockholder’s equity was $1,955 million at October 31, 2007, compared with $2,154 million and $1,940 million at October 31, 2006 and 2005, respectively. The decrease in 2007 was primarily due to dividend payments of $525 million and an unrealized loss on derivatives of $17 million, partially offset by net income of $311 million and an increase in the cumulative translation adjustment of $34 million.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $525 million in 2007 and $85 million in 2006. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $3,760 million at October 31, 2007, $904 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2007 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements. For information regarding Deere & Company and its business, see Business of John Deere, Outlook for John Deere, Relationships of the Company with John Deere above and Exhibit 99.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

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

Off-Balance Sheet Arrangements

Prior to 2005, the Company has periodically sold retail notes to special purpose entities (SPEs) in securitization transactions. The Company has used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs has enabled the Company to access the historically liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding the Company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. The Company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $17 million and the total assets held by the SPEs related to these securitizations were $92 million at October 31, 2007.

At October 31, 2007, the Company had $282 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2007 the maximum exposure for uncollected premiums was approximately $57 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the Agreement of approximately $489 million at October 31, 2007. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2007, the Company’s accrued liability under the Agreement was not material.

The Company also had other miscellaneous contingent liabilities totaling approximately $13 million at October 31, 2007, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2007 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2007 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
Total debt*	$17,050	**	$7,597	$5,673	$2,730	$1,050
Interest on debt	1,812		680	708	320	104
Purchase obligations	15		3	4	4	4
Operating leases	5		2	2	1
Total obligations	$18,882		$8,282	$6,387	$3,055	$1,158

*                                         Principal payments.

**                                  Notes payable of $2,192 million classified as short-term on the balance sheet related to securitization of retail notes are included in this table based on the expected payment schedule (see Note 7).

These obligations do not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 17 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 8 and 9, respectively, to the consolidated financial statements.

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

The total allowance for credit losses at October 31, 2007, 2006, and 2005 were $99 million, $93 million, and $96 million, respectively. The increase in 2007 was primarily due to the growth in the Receivable portfolio.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 1 basis point and 16 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the Receivable portfolios would result in an increase or decrease of approximately $9 million to the allowance for credit losses at October 31, 2007.

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

The total operating lease residual values at October 31, 2007, 2006 and 2005 were $587 million, $511 million and $450 million, respectively. The increases in 2007 and 2006 were primarily due to the higher levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 5 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $11 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. See Note 19 to the consolidated financial statements for additional detailed financial instrument information.

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2007 and October 31, 2006 would have been approximately $66 million and $63 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted pursuant to instruction I(2).

Item 11. Executive Compensation.

Omitted pursuant to instruction I(2).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to instruction I(2).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to instruction I(2).

Item 14. Principal Accountant Fees and Services.

For the years ended October 31, 2007 and 2006, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2007 and 2006, were $2,196 thousand and $1,725 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2007 and 2006, were $228 thousand and $163 thousand, respectively. These services included various attest services.

Tax Fees

The aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2007 and 2006 were $0 and $4 thousand, respectively.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2007 and 2006.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2007 proxy statement. During the fiscal year ended October 31, 2007, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

Date: December 20, 2007

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

Signature	Title		Date

/s/ R. W. Lane	Director, Chairman and	)
R. W. Lane	Principal Executive Officer	)
)
)
/s/ Samuel R. Allen	Director	)
Samuel R. Allen		)
)
)
/s/ David C. Everitt	Director	)	December 20, 2007
David C. Everitt		)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ James A. Israel	Director and President	)
James A. Israel		)

Signature	Title		Date

/s/ M. J. Mack, Jr.	Director, Senior Vice President	)
M. J. Mack, Jr.	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ Daniel C. McCabe	Director	)
Daniel C. McCabe		)
)
)
/s/ Stephen Pullin	Director	)	December 20, 2007
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP

111 S. Wacker Drive

Chicago, Illinois  60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2007 and 2006 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2007

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2007, 2006 and 2005

(in millions)

	2007	2006	2005
Revenues
Finance income earned on retail notes	$851.9	$713.4	$521.9
Lease revenues	318.7	285.7	255.7
Revolving charge account income	222.1	210.2	192.6
Finance income earned on wholesale receivables	364.8	354.5	291.4
Operating loan income	26.8	26.6	23.8
Income on receivables sold	22.3	28.7	44.7
Crop insurance commissions	75.5	35.3	7.9
Other income	84.8	51.0	38.9
Total revenues	1,966.9	1,705.4	1,376.9
Expenses
Interest expense	877.9	726.9	473.2
Operating expenses:
Administrative and operating expenses	307.6	273.9	250.7
Provision for credit losses	53.7	30.5	5.9
Fees paid to John Deere	36.0	41.6	53.2
Depreciation of equipment on operating leases	212.1	189.8	169.1
Total operating expenses	609.4	535.8	478.9
Total expenses	1,487.3	1,262.7	952.1
Income of consolidated group before income taxes	479.6	442.7	424.8
Provision for income taxes	168.7	151.8	150.7
Income of consolidated group	310.9	290.9	274.1
Equity in income of unconsolidated affiliates	.3	.3	.6
Net income	311.2	291.2	274.7
Cash dividends paid	(525.0)	(85.0)	(150.0)
Retained earnings at beginning of the year	1,300.9	1,094.7	970.0
Retained earnings at end of the year	$1,087.1	$1,300.9	$1,094.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2007 and 2006

(in millions)

	2007	2006
Assets
Cash and cash equivalents	$190.8	$119.2
Receivables:
Retail notes	9,810.3	8,584.2
Restricted securitized retail notes	2,150.4	2,173.4
Revolving charge accounts	1,553.3	1,512.4
Operating loans	286.5	378.7
Wholesale receivables	3,521.3	3,699.0
Financing leases	430.3	420.8
Total receivables	17,752.1	16,768.5
Allowance for credit losses	(99.2)	(92.8)
Total receivables – net	17,652.9	16,675.7
Other receivables	35.8	107.9
Equipment on operating leases – net	995.2	900.1
Notes receivable from John Deere	586.5	238.6
Investments in unconsolidated affiliates	5.2	4.4
Other assets	295.1	331.5
Total Assets	$19,761.5	$18,377.4

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,679.2	$2,289.5
Other notes payable	2,199.0	2,207.6
John Deere	127.8	178.2
Current maturities of long-term borrowings	3,835.9	2,467.5
Total short-term borrowings	8,841.9	7,142.8
Accounts payable and accrued expenses	455.6	383.7
Deposits withheld from dealers and merchants	174.4	177.4
Deferred income taxes	59.0	107.3
Long-term borrowings	8,276.1	8,412.5
Total liabilities	17,807.0	16,223.7
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	812.8	812.8
Retained earnings	1,087.1	1,300.9
Accumulated other comprehensive income:
Cumulative translation adjustment	61.7	28.1
Unrealized gain on investments	1.2	3.5
Unrealized gain (loss) on derivatives	(8.3)	8.4
Total accumulated other comprehensive income	54.6	40.0
Total stockholder’s equity	1,954.5	2,153.7
Total Liabilities and Stockholder’s Equity	$19,761.5	$18,377.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2007, 2006 and 2005

(in millions)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$311.2	$291.2	$274.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53.7	30.5	5.9
Provision for depreciation and amortization	218.5	194.5	173.9
Credit for deferred income taxes	(37.9)	(3.7)	(17.2)
Undistributed earnings of unconsolidated affiliates	(.3)	(.3)	(.6)
Change in accounts payable and accrued expenses	44.6	23.1	62.4
Change in accrued income taxes payable/receivable	15.2	(15.5)	2.6
Other	(9.9)	(38.9)	(119.0)
Net cash provided by operating activities	595.1	480.9	382.7

Cash Flows from Investing Activities:
Cost of receivables acquired	(29,010.7)	(29,049.8)	(28,655.0)
Collections of receivables	28,160.1	27,478.6	25,869.1
Cost of equipment on operating leases acquired	(537.7)	(507.2)	(433.4)
Proceeds from sales of equipment on operating leases	201.3	163.3	236.1
Purchases of property and equipment	(2.1)	(153.8)	(12.7)
Cost of notes receivable with John Deere	(521.4)	(110.8)
Collection of notes receivable with John Deere	173.5
Proceeds from sales of receivables	228.8	143.2	132.7
Change in restricted cash	74.3	(49.1)	(75.5)
Other	11.3	7.8	21.8
Net cash used for investing activities	(1,222.6)	(2,077.8)	(2,916.9)

Cash Flows from Financing Activities:
Increase in commercial paper – net	284.4	575.4	147.9
Increase (decrease) in other notes payable – net	(7.9)	843.0	1,357.6
Decrease in payable with John Deere – net	(50.4)	(96.8)	(966.2)
Proceeds from issuance of long-term borrowings	3,513.8	2,669.7	3,378.7
Payments of long-term borrowings	(2,513.2)	(2,442.6)	(1,190.4)
Dividends paid	(525.0)	(85.0)	(150.0)
Other	(11.6)		.2
Net cash provided by financing activities	690.1	1,463.7	2,577.8

Effect of exchange rate changes on cash and cash equivalents	9.0	2.2	(2.9)
Net increase (decrease) in cash and cash equivalents	71.6	(131.0)	40.7
Cash and cash equivalents at the beginning of year	119.2	250.2	209.5
Cash and cash equivalents at the end of year	$190.8	$119.2	$250.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2005, 2006 and 2007

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2004	$1,806.9	$812.8	$970.0	$24.1
Comprehensive income
Net income	274.7		274.7
Other comprehensive income (loss)
Cumulative translation adjustment	(5.3)			(5.3)
Unrealized gain on investments	1.3			1.3
Unrealized gain on derivatives	12.4			12.4
Total comprehensive income	283.1
Dividends paid	(150.0)		(150.0)
Balance October 31, 2005	1,940.0	812.8	1,094.7	32.5
Comprehensive income
Net income	291.2		291.2
Other comprehensive income (loss)
Cumulative translation adjustment	9.7			9.7
Unrealized loss on investments	(3.3)			(3.3)
Unrealized gain on derivatives	1.1			1.1
Total comprehensive income	298.7
Dividends paid	(85.0)		(85.0)
Balance October 31, 2006	2,153.7	812.8	1,300.9	40.0
Comprehensive income
Net income	311.2		311.2
Other comprehensive income (loss)
Cumulative translation adjustment	33.6			33.6
Unrealized loss on investments	(2.3)			(2.3)
Unrealized loss on derivatives	(16.7)			(16.7)
Total comprehensive income	325.8
Dividends paid	(525.0)		(525.0)
Balance October 31, 2007	$1,954.5	$812.8	$1,087.1	$54.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate. Certain variable interest entities (VIEs) related to the securitization of financing receivables for secured borrowings are consolidated since the Company is the primary beneficiary.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 4). For securitizations that qualify as collateral for secured borrowings, no gains or losses are recognized at the time of securitization. These receivables remain on the balance sheet and are classified as “Restricted securitized retail notes.”  The Company recognizes finance income over the lives of these retail notes using the interest method. For any securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to interests that continue to be held by the Company. These interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax in other comprehensive income in unrealized gain or loss on investments. Other-than-temporary impairments are recorded in net income.

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as either a cash flow hedge or a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. This is offset to the extent the hedge was effective by the fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued. Any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 18).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholder’s equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net gain (loss) for 2007, 2006 and 2005 was $1.3 million, $(.5) million and $(.5) million, respectively.

New Accounting Standards Adopted

In the first quarter of 2007, the Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. In the first quarter of 2007, the Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interest in securitized financial assets. In the first quarter of 2007, the Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. At October 31, 2007, the Company adopted Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholder’s equity net of tax. The adoption of these Statements did not have a material effect on the Company’s consolidated financial statements.

New Accounting Standards to be Adopted

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard will be adopted at the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings as required. The cumulative effect of adoption will increase assets by approximately $13 million, increase liabilities by approximately $35 million and decrease retained earnings by approximately $22 million.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of fiscal year 2009. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company has currently not determined the potential effect on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2007		2006
	Unrestricted	Restricted	Unrestricted	Restricted
Agricultural equipment – new	$4,904.8	$843.5	$4,217.6	$963.5
Agricultural equipment – used	2,844.5	1,045.4	2,018.5	1,124.0
Construction and forestry equipment – new	1,993.8	456.2	2,112.4	313.2
Construction and forestry equipment – used	126.7	85.3	121.5	103.3
Commercial and consumer equipment – new	1,052.4		1,066.5
Commercial and consumer equipment – used	72.8		78.2
Recreational products	16.6		25.3
Total	11,011.6	2,430.4	9,640.0	2,504.0
Unearned finance income:
Equipment	(1,195.9)	(280.0)	(1,048.0)	(330.6)
Recreational products	(5.4)		(7.8)
Total	(1,201.3)	(280.0)	(1,055.8)	(330.6)
Retail notes receivable	$9,810.3	$2,150.4	$8,584.2	$2,173.4

Retail notes acquired by the Company during the years ended October 31, 2007, 2006 and 2005 had an estimated average original term (based on dollar amounts) of 52, 53 and 53 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2007, 2006 and 2005 was 35, 34 and 35 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2007		2006
	Unrestricted	Restricted	Unrestricted	Restricted
Due in:
0-12 months	$3,826.2	$782.4	$3,059.9	$681.8
13-24 months	2,994.8	713.7	2,518.7	642.4
25-36 months	2,047.6	558.2	1,898.6	569.9
37-48 months	1,247.9	287.3	1,216.5	426.8
49-60 months	691.0	82.9	730.7	165.3
Over 60 months	204.1	5.9	215.6	17.8
Total	$11,011.6	$2,430.4	$9,640.0	$2,504.0

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	3-7 crop years
Monthly payments	20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-7 years
Monthly payments	10%	36-84 months

During 2007, 2006 and 2005, the Company received proceeds from the sale of Receivables of $229 million, $143 million and $133 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2007, 2006 and 2005 was $25 million, $105 million and $140 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At October 31, 2007, 2006 and 2005, the maximum exposure under these agreements was approximately $3 million, $ 7 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2007, 2006 and 2005, the balance of all Receivables and Leases previously sold, but still administered by the Company, was $223 million, $954 million and $1,719 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2007, the average effective yield on retail notes held by the Company was approximately 7.7 percent, compared with 7.3 percent in 2006 and 6.6 percent in 2005. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the

Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 25 percent in 2007, 22 percent in 2006 and 22 percent in 2005. During 2007, 2006 and 2005, the finance income earned from Deere & Company on retail notes containing waiver of finance charges or reduced rates was $215 million, $158 million and $116 million, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™. Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2007 and 2006 totaled $1,553 million and $1,512 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers or through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $287 million and $379 million at October 31, 2007 and 2006, respectively.

Financing Leases

The Company leases agricultural, construction and forestry and commercial and consumer equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease under FASB Statement No. 13, Accounting for Leases, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term using the interest method. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2007	2006
Agricultural equipment	$220.9	$227.7
Construction and forestry equipment	122.1	126.4
Commercial and consumer equipment	108.4	102.5
Total	451.4	456.6
Estimated residual values	48.5	33.5
Unearned finance income	(69.6)	(69.3)
Financing leases receivable	$430.3	$420.8

Initial lease terms for financing leases generally range from 12 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2007	2006
Due in:
0-12 months	$189.9	$190.3
13-24 months	123.7	120.6
25-36 months	79.5	81.7
37-48 months	42.5	43.9
Over 48 months	15.8	20.1
Total	$451.4	$456.6

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

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere. During 2007, 2006 and 2005, the compensation earned from John Deere was $242 million, $240 million and $219 million, respectively.

Other Receivables

The Company has sold retail notes to a limited-purpose business trust, which utilizes the notes as collateral for asset-backed securities issued. Other receivables related to the securitization are recorded at net present value and relate to payments to be received for the interests that continue to be held by the Company. These interests are subsequently carried at estimated fair value with other-than-temporary impairments to fair value included in income. Income on receivables sold includes the interest earned on these interests and reimbursed administrative expenses.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2007	2006	2005
Balance, beginning of the year	$92.8	$96.4	$112.6
Provision for credit losses	53.7	30.5	5.9
Total net write-offs	(48.7)	(34.3)	(22.3)
Other changes (primarily translation adjustments)	1.4	.2	.2
Balance, end of the year	$99.2	$92.8	$96.4

The allowance for credit losses represented .56 percent, .55 percent and .63 percent of Receivables financed at October 31, 2007, 2006 and 2005, respectively. In addition, the Company had $174 million, $177 million and $166 million at October 31, 2007, 2006 and 2005, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

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

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2007		October 31, 2006		October 31, 2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$14.4	.17%	$10.2	.14%	$8.1	.13%
Construction and forestry equipment	6.9	.29	6.3	.26	4.6	.23
Commercial and consumer equipment	1.5	.15	1.3	.13	1.1	.11
Recreational products					.1	.44
Total retail notes	22.8	.19	17.8	.17	13.9	.15
Revolving charge accounts*	15.3	.98	21.1	1.40	12.5	.82
Operating loans
Wholesale receivables	.9	.03	.9	.02	1.7	.05
Financing leases	4.7	1.09	3.5	.83	4.5	1.09
Total Receivables	$43.7	.25	$43.3	.26	$32.6	.21

*                                         Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$21.6	.25%	$13.2	.18%	$15.6	.25%
Construction and forestry equipment	2.2	.09	5.0	.21	10.3	.52
Commercial and consumer equipment	1.8	.18	2.3	.23	5.2	.51
Recreational products	.1	.81	.2	1.14	.4	1.76
Total retail notes	25.7	.21	20.7	.19	31.5	.34
Revolving charge accounts	1.2	.08	.8	.05	.5	.03
Operating loans	3.5	1.22	3.9	1.03	23.9	6.22
Wholesale receivables	4.5	.13	.4	.01	1.6	.04
Financing leases	13.3	3.09	6.5	1.54	9.6	2.33
Total Receivables	$48.2	.27	$32.3	.19	$67.1	.44

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$(1.3)	(.02)%	$(2.1)	(.03)%	$(1.9)	(.04)%
Construction and forestry equipment	17.4	.72	9.1	.41	2.1	.13
Commercial and consumer equipment	.8	.08	.3	.03	.5	.05
Recreational products	.6	4.05			.7	2.49
Total retail notes	17.5	.16	7.3	.07	1.4	.02
Revolving charge accounts	24.2	1.73	22.9	1.66	20.4	1.51
Operating loans	2.6	.77	2.4	.69	(.3)	(.08)
Wholesale receivables	1.4	.04	(.6)	(.01)	.4	.01
Financing leases	3.0	.74	2.3	.57	.4	.10
Total Receivables	$48.7	.29	$34.3	.22	$22.3	.16

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

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2007	2006
Restricted securitized retail notes	$2,150.4	$2,173.4
Allowance for credit losses	(11.3)	(8.8)
Other assets	44.0	72.2
Total restricted securitized assets	$2,183.1	$2,236.8

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2007	2006
Other notes payable	$2,191.6	$2,194.3
Accounts payable and accrued expenses	4.4	4.4
Total liabilities related to restricted securitized assets	$2,196.0	$2,198.7

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,494 million and $1,147 million at October 31, 2007 and 2006, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At October 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

Prior to 2005, the Company periodically transferred certain retail notes into SPEs as part of its securitization program in transactions that were structured such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140. The SPEs issue asset-backed securities to investors and use the proceeds of the debt issuance to pay for the retail notes. However, the Company retains certain interests in the SPE’s assets including an interest-only strip, a reserve account and subordinated certificates. These interests that continue to be held by the Company (transferor) are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The Company retains the rights to certain future cash flows and receives annual servicing fees approximating one percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are just adequate to compensate the servicer for the costs of providing the servicing. The Company’s maximum exposure under recourse provisions related to securitized sold retail notes at October 31, 2007 and 2006 was $17 million and $97 million, respectively. The recourse provisions contractually specified by the documents governing the securitization transaction are contingent liabilities that are remote at this time. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The interests that continue to be held by the Company are subordinate to investors’ interests and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2007 and 2006 were $92 million and $903 million, respectively. At October 31, 2007, the maximum remaining term of these receivables sold was approximately two years.

Cash flows received from securitization trusts for retail notes sold in millions of dollars were as follows:

	2007	2006	2005
Servicing fees received	$6	$13	$22
Other cash flows received	16	23	38

The Company has utilized a revolving multi-bank conduit facility to securitize floating rate retail notes that were structured as either sales or secured borrowings. In September 2007, the Company amended the facility and simultaneously repurchased $264 million of retail notes previously sold into the facility.

Components of interests that continue to be held by the Company in securitized retail notes sold at October 31 were as follows (in millions of dollars):

	2007	2006
Interest only strips		$40
Reserve accounts held for benefit of securitization entities	$13	48
Subordinated certificates	4	9
Total	$17	$97

The total interests that continue to be held by the Company, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on these interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2007		2006
Securitized retail notes sold
Carrying amount/fair value of interests that continue to be held by the Company		$17	$97
Weighted-average life (in months)	8		11
Prepayment speed assumption (annual rate)	12%		17%
Impact on fair value of 10% adverse change	$	*	$.1
Impact on fair value of 20% adverse change	$	*	$.3
Expected credit losses (annual rate)	.76%		.44%
Impact on fair value of 10% adverse change	$	*	$.3
Impact on fair value of 20% adverse change	$	*	$.6
Residual cash flows discount rate (annual)	13%		11%
Impact on fair value of 10% adverse change		$.1	$1.9
Impact on fair value of 20% adverse change		$.1	$3.8

*  Impacts are less than $.1 million.

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

Principal balances of owned, securitized retail notes sold and total managed retail notes; past due amounts; and credit losses (net of recoveries), as of and for the years ended October 31, 2007 and October 31, 2006 in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2007
Owned	$11,760	$22	$18
Securitized retail notes sold	82	1	1
Managed	$11,842	$23	$19

2006
Owned	$10,408	$17	$7
Securitized retail notes sold	814	6	2
Managed	$11,222	$23	$9

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

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2007	2006
Agricultural equipment	$408.1	$358.0
Construction and forestry equipment	774.0	691.0
Commercial and consumer equipment	161.5	164.8
Total	1,343.6	1,213.8
Accumulated depreciation	(348.4)	(313.7)
Equipment on operating leases – net	$995.2	$900.1

Initial lease terms for equipment on operating leases generally range from 12 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2007	2006
Due in:
0-12 months	$229.2	$207.5
13-24 months	144.1	133.6
25-36 months	74.6	71.9
37-48 months	30.6	30.6
Over 48 months	8.6	9.5
Total	$487.1	$453.1

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $2 million, $1 million and $1 million at October 31, 2007, 2006 and 2005, respectively.

Note 6. Notes Receivable from John Deere

The Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Notes receivable from John Deere related to wind energy loans at October 31, 2007 and 2006 were $587 million and $239 million, respectively. The Company receives interest from John Deere equal to competitive market interest rates. These notes generally have original contractual maturities of up to ten years. At October 31, 2007, the maximum remaining term of the notes was approximately ten years. The Company has received security interests in the assets of John Deere Renewables, LLC as collateral on these loans.

Note 7. Short-Term Borrowings

On October 31, 2007, short-term borrowings were $8,842 million, $2,679 million of which was commercial paper. Short-term borrowings were $7,143 million on October 31, 2006, $2,290 million of which was commercial paper. The Company’s short-term borrowings include $2,192 million and $2,194 million of secured borrowings at October 31, 2007 and 2006, respectively (see Note 4). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings based on the expected liquidations of the retail notes in millions of dollars is as follows: 2008 - $943, 2009 - $665, 2010 - $413, 2011 - $149 and 2012 - $22. The Company’s short-term debt also includes amounts borrowed from John Deere, which totaled $128 million and $178 million at October 31, 2007 and 2006, respectively. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings at October 31, 2007 and 2006, excluding current maturities of long-term borrowings, was 5.0 percent and 5.2 percent, respectively.

Lines of credit available from U.S. and foreign banks were $3,760 million at October 31, 2007. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2007, $904 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3.75 billion, expiring in February 2012. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreement have been met during the periods included in the financial statements. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2007 and 2006, the Company’s ratios were 1.54 to 1 and 1.60 to 1, respectively, and never less than 1.54 to 1 and 1.53 to 1 for any fiscal quarter of 2007 and 2006, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the financial statements.

Note 8. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2007		2006
Senior Debt:**
Medium-term notes due 2008-2017 (principal $5,730 - 2007, $5,064 - 2006): Average interest rate of 5.2% - 2007, 4.9% - 2006	$5,738	*	$5,047	*
3.9% Notes due 2008 ($850 principal): Swapped $350 million to variable interest rate of 5.9% - 2006			839	*
6% Notes due 2009 ($300 principal): Swapped to variable interest rate of 5.6% - 2006	303	*	304	*
7% Notes due 2012 ($1,500 principal): Swapped $1,225 million to variable interest rate of 6.7% - 2007, 6.4% - 2006	1,580	*	1,570	*
5.1% Debentures due 2013 ($650 principal): Swapped to variable interest rate of 5.9% - 2007, 6.1% - 2006	640	*	625	*
Other Notes	24		35
Total senior debt	8,285		8,420
Unamortized debt discount	(9)		(7)
Total	$8,276		$8,413

*                                         Includes fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2008 - $3,840, 2009 - $3,227, 2010 - $1,368, 2011 - $758 and 2012 - $1,800.

Note 9. Leases

Total rental expense for operating leases was $3 million, $4 million and $5 million for 2007, 2006 and 2005, respectively. At October 31, 2007, future minimum lease payments under operating leases amounted to $5 million as follows (in millions of dollars): 2008 - $2, 2009 - $1, 2010 - $1, 2011 - $0 and 2012 and beyond - $1.

Note 10. Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2007 or 2006. At October 31, 2007, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 11. Dividends

The Capital Corporation declared and paid $525 million in dividends to John Deere Credit Company in 2007 and $85 million in 2006.  In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 12. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $6.1 million in 2007, $5.3 million in 2006 and $4.1 million in 2005. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $5.9 million in 2007, $6.0 million in 2006 and $5.5 million in 2005. Further disclosure for these plans is included in the notes to the Deere & Company 2007 Annual Report on Form 10-K.

Note 13. Stock Option Awards

Certain employees of the Company participate in Deere & Company shared-based compensation plans. In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment. During 2007 and 2006, the total share-based compensation expense was $5.3 million and $5.7 million with an income tax benefit recognized in net income of $2.0 million and $2.1 million. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2007.

Note 14. Income Taxes

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

Deferred Income Taxes

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$127.2		$144.3
Deferred retail note finance income		4.5		4.7
Tax over book depreciation		2.4		4.8
Allowance for credit losses	$43.8		$39.3
Accrual for retirement and other benefits	19.1		21.3
Unrealized gain/loss on derivatives	5.1			3.9
Net operating loss carryforward	2.7		3.4
Income and gains from securitizations	.4			13.4
Miscellaneous accruals and other	4.0			.2
Total	$75.1	$134.1	$64.0	$171.3

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2007	2006	2005
Current:
U.S.:
Federal	$185.6	$144.3	$158.3
State	3.6	1.2	.9
Foreign	17.4	10.0	8.7
Total current	206.6	155.5	167.9

Deferred:
U.S.:
Federal	(33.7)	(6.0)	(24.0)
State	.3	.3	2.7
Foreign	(4.5)	2.0	4.1
Total deferred	(37.9)	(3.7)	(17.2)

Total provision for income taxes	$168.7	$151.8	$150.7

At October 31, 2007, certain tax loss and tax credit carryforwards for $2.7 million were available, expiring from 2009 through 2026.

Effective Income Tax Provision

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2007	2006	2005
U.S. federal income tax provision at a statutory rate of 35 percent	$167.9	$154.9	$148.7
Municipal lease income not taxable	(1.3)	(1.2)	(1.3)
Taxes on foreign activities	(2.9)	(2.1)	.3
Nondeductible costs and other – net	5.0	.2	3.0
Total provision for income taxes	$168.7	$151.8	$150.7

Note 15. Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2007	2006	2005
Compensation and benefits	$185.4	$177.6	$169.3
Crop insurance commission expenses	43.8	23.0	6.8
Other	78.4	73.3	74.6
Total	$307.6	$273.9	$250.7

Note 16. Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2007, 2006 and 2005 were $881 million, $742 million and $484 million, respectively. Cash payments for income taxes during these same periods were $194 million, $161 million and $164 million, respectively.

The Company had non-cash investing activities not included in the statements of consolidated cash flows of $128 million for receipt of notes receivable with John Deere in exchange for property and equipment in 2006.

Note 17. Commitments and Contingent Liabilities

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2007, the maximum amount of exposure to losses under these agreements was $25 million. The estimated credit risk associated with sold receivables totaled $.4 million at October 31, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on the balance sheet (See Note 4). The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At October 31, 2007, the maximum remaining term of the Receivables guaranteed was approximately two years.

At October 31, 2007, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $124 million of commercial paper and $1,681 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided letters of credit for John Deere Credit Inc. as part of retail note sales. At October 31, 2007, the Company’s maximum exposure under these agreements was approximately $3 million.

At October 31, 2007, the Company had $282 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2007 the maximum exposure for uncollected premiums was approximately $57 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for the maximum exposure under the Agreement of approximately $489 million at October 31, 2007. The Company believes that the likelihood of the occurrence of substantially all of the events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2007, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $4.0 billion at October 31, 2007. The amount of unused commitments to extend credit to customers was $31.8 billion at October 31, 2007. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

The Company also had other miscellaneous contingent liabilities totaling approximately $13 million at October 31, 2007, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2007 related to these contingencies was not material. At October 31, 2007, the Company also had restricted other assets of $10 million.

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

Note 18. Other Comprehensive Income Items

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2005
Change in cumulative translation adjustment	$(5.3)		$(5.3)
Unrealized holding gain and net gain on investments*	2.0	$(.7)	1.3
Unrealized gain on derivatives:
Hedging gain	8.1	(3.2)	4.9
Reclassification of realized loss to net income	11.0	(3.5)	7.5
Net unrealized gain on derivatives	19.1	(6.7)	12.4
Total other comprehensive income	$15.8	$(7.4)	$8.4

2006
Change in cumulative translation adjustment	$9.7		$9.7
Unrealized holding loss and net loss on investments*	(4.9)	$1.6	(3.3)
Unrealized gain on derivatives:
Hedging gain	5.5	(1.8)	3.7
Reclassification of realized gain to net income	(4.4)	1.8	(2.6)
Net unrealized gain on derivatives	1.1		1.1
Total other comprehensive income	$5.9	$1.6	$7.5

2007
Change in cumulative translation adjustment	$33.6		$33.6
Unrealized holding loss and net loss on investments*	(3.7)	$1.4	(2.3)
Unrealized loss on derivatives:
Hedging loss	(15.2)	5.5	(9.7)
Reclassification of realized gain to net income	(10.5)	3.5	(7.0)
Net unrealized loss on derivatives	(25.7)	9.0	(16.7)
Total other comprehensive income	$4.2	$10.4	$14.6

*                                         Reclassification of realized gains or losses to net income were not material.

Note 19. Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Receivables financed (excluding restricted) - net	$15,514	$15,367	$14,511	$14,310

Restricted securitized retail notes - net	$2,139	$2,136	$2,165	$2,143

Short-term secured borrowings*	$2,192	$2,204	$2,194	$2,193

Long-term borrowings	$8,276	$8,346	$8,413	$8,471

*                                         See Notes 4 and 7.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded. For transactions not designated as hedges under FASB Statement No. 133, the fair value gains or losses from these interest rate swaps are recognized currently in interest expense, generally offsetting the interest expense on the exposures being hedged.

Certain interest rate swaps were designated as hedges of future cash flows from variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. Gains or losses in other comprehensive income related to cash flow hedges that have been discontinued are amortized to interest expense over the remaining duration of the original forecasted transaction that will still occur. The total amount of gain recorded in other comprehensive income at October 31, 2007 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1 million after-tax. These swaps mature in up to forty-one months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The Company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized currently in interest expense. These swaps are used to facilitate certain borrowings.

The cash flows from all interest rate swaps are related to managing interest rate exposures and are recorded in operating activities in the consolidated statements of cash flows.

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

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts and swaps designated as hedges were recognized currently in earnings and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

Note 20. Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the U.S. and countries outside the U.S. is disclosed below. Geographic area information for the years ended October 31, 2007, 2006 and 2005 is presented below (in millions of dollars):

	2007	2006	2005
Revenues:
U.S.	$1,769	$1,529	$1,200
Outside the U.S.	198	176	177
Total	$1,967	$1,705	$1,377

Operating profit:
U.S.	$437	$405	$383
Outside the U.S.	43	38	42
Total	$480	$443	$425

Receivables:
U.S.	$15,224	$14,497	$12,979
Outside the U.S.	2,528	2,272	2,229
Total	$17,752	$16,769	$15,208

Note 21. Unconsolidated Affiliated Companies

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

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2007	2006	2005
Operations:
Finance income	$6.1	$4.9	$5.2
Net income	.7	.7	1.2
The Company’s equity in net income	.3	.3	.6

	October 31,
	2007	2006
Financial Position:
Total assets	$65.5	$47.4
Total external debt	43.4	29.3
Total net assets	10.5	8.9
The Company’s share of net assets	5.2	4.4

Supplemental Information (Unaudited)

Quarterly Information

Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2007:
Revenues	$450.7	$483.1	$506.3	$526.8	$1,966.9
Interest expense	201.9	215.1	226.1	234.8	877.9
Operating expenses	136.3	151.3	156.9	164.9	609.4
Provision for income taxes	39.4	40.5	44.4	44.4	168.7
Equity in income of unconsolidated affiliates	.1	.1	.1		.3
Net income	$73.2	$76.3	$79.0	$82.7	$311.2

2006:
Revenues	$374.6	$412.6	$453.9	$464.3	$1,705.4
Interest expense	154.3	174.8	191.4	206.4	726.9
Operating expenses	112.9	132.7	142.0	148.2	535.8
Provision for income taxes	37.4	36.7	41.8	35.9	151.8
Equity in income of unconsolidated affiliates	.1	.1	.1		.3
Net income	$70.1	$68.5	$78.8	$73.8	$291.2

Subsequent Events

On November 20, 2007, the Capital Corporation declared a $140 million dividend, which was paid to John Deere Credit Company on November 30, 2007. John Deere Credit Company, in turn, declared a $140 million dividend to Deere & Company, also paid on November 30, 2007.

In December 2007, the Company issued $500 million of 4.95% medium-term notes due in 2012 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of 5.58% as of December 13, 2007.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, as syndication agents, et al, dated February 28, 2007 (Exhibit 4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 2007, Securities and Exchange Commission file number 1-4121*)

4.2

Senior Indenture dated as of March 15, 1997 between the registrant and JP Morgan Chase Bank (formerly The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.3

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.4

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2007 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.