Form 10-Q
period 2008-01-31
DEERE JOHN CAPITAL CORP
filed 2008-02-28
CIK 27673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Yes ☐   No ☒

At January 31, 2008, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

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

For the Three Months Ended January 31, 2008 and 2007

(Unaudited)

(in millions)

	2008	2007
Revenues
Finance income earned on retail notes	$222.8	$200.4
Lease revenues	83.4	77.2
Revolving charge account income	50.8	48.9
Finance income earned on wholesale receivables	77.5	82.6
Operating loan income	6.8	8.6
Income on receivables sold	2.4	6.4
Crop insurance commissions	29.0	9.6
Other income	23.8	17.0
Total revenues	496.5	450.7

Expenses
Interest expense	223.6	201.9
Operating expenses:
Administrative and operating expenses	79.7	65.2
Provision for credit losses	15.1	11.1
Fees paid to John Deere	9.1	8.1
Depreciation of equipment on operating leases	54.8	51.9
Total operating expenses	158.7	136.3
Total expenses	382.3	338.2
Income of consolidated group before income taxes	114.2	112.5
Provision for income taxes	37.2	39.4
Income of consolidated group	77.0	73.1
Equity in income of unconsolidated affiliates	.2	.1
Net income	77.2	73.2
Dividends paid	(140.0)	(40.0)
Retained earnings at beginning of period	1,065.6	1,300.9
Retained earnings at end of period	$1,002.8	$1,334.1

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2008	2007	2007
Assets
Cash and cash equivalents	$142.9	$190.8	$71.4
Receivables:
Retail notes	9,763.7	9,810.3	8,725.8
Restricted securitized retail notes	1,845.9	2,150.4	1,900.5
Revolving charge accounts	1,288.6	1,553.3	1,172.4
Operating loans	412.0	286.5	472.1
Wholesale receivables	3,670.2	3,521.3	3,803.9
Financing leases	414.5	430.3	395.3
Total receivables	17,394.9	17,752.1	16,470.0
Allowance for credit losses	(101.0)	(99.2)	(93.6)
Total receivables – net	17,293.9	17,652.9	16,376.4
Other receivables	46.6	35.8	103.4
Equipment on operating leases – net	967.3	995.2	880.8
Notes receivable from John Deere	649.7	586.5	365.9
Investment in unconsolidated affiliates	5.6	5.2	4.7
Other assets	503.0	295.1	382.2
Total Assets	$19,609.0	$19,761.5	$18,184.8

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,755.3	$2,679.2	$2,463.0
Other notes payable	1,941.3	2,199.0	1,974.4
John Deere	80.4	127.8	34.2
Current maturities of long-term borrowings	3,539.7	3,835.9	3,280.0
Total short-term borrowings	8,316.7	8,841.9	7,751.6
Accounts payable and accrued expenses	505.7	455.6	396.4
Deposits withheld from dealers and merchants	175.0	174.4	171.1
Deferred income taxes	34.1	59.0	104.1
Long-term borrowings	8,740.5	8,276.1	7,568.6
Total liabilities	17,772.0	17,807.0	15,991.8
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	1,002.8	1,087.1	1,334.1
Accumulated other comprehensive income:
Cumulative translation adjustment	62.4	61.7	33.3
Unrealized gain on investments	.5	1.2	3.3
Unrealized gain (loss) on derivatives	(41.5)	(8.3)	9.5
Total accumulated other comprehensive income	21.4	54.6	46.1
Total stockholder’s equity	1,837.0	1,954.5	2,193.0
Total Liabilities and Stockholder’s Equity	$19,609.0	$19,761.5	$18,184.8

See Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2008 and 2007

(Unaudited)

(in millions)

	2008	2007
Cash Flows from Operating Activities:
Net income	$77.2	$73.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15.1	11.1
Provision for depreciation and amortization	56.1	53.8
Provision (credit) for deferred income taxes	3.6	(3.6)
Undistributed earnings of unconsolidated affiliates	(.2)	(.1)
Change in accounts payable and accrued expenses	(38.2)	(9.7)
Change in accrued income taxes payable/receivable	7.8	20.7
Other	(36.3)	(42.8)
Net cash provided by operating activities	85.1	102.6

Cash Flows from Investing Activities:
Cost of receivables acquired	(6,090.8)	(5,733.5)
Collections of receivables	6,416.1	6,018.4
Cost of equipment on operating leases acquired	(91.0)	(88.2)
Proceeds from sales of equipment on operating leases	68.0	44.9
Cost of notes receivable with John Deere	(152.7)	(132.3)
Collection of notes receivable with John Deere	89.5	5.0
Proceeds from sales of receivables	15.5	62.4
Change in restricted cash	1.6	(6.1)
Other	(2.4)	(24.9)
Net cash provided by investing activities	253.8	145.7

Cash Flows from Financing Activities:
Increase in commercial paper - net	63.8	163.8
Decrease in other notes payable - net	(257.7)	(232.8)
Decrease in payable with John Deere - net	(47.4)	(144.0)
Proceeds from issuance of long-term borrowings	852.3	3.0
Payments of long-term borrowings	(856.5)	(46.0)
Dividends paid	(140.0)	(40.0)
Other	(3.5)	(.6)
Net cash used for financing activities	(389.0)	(296.6)

Effect of exchange rate changes on cash and cash equivalents	2.2	.5
Net decrease in cash and cash equivalents	(47.9)	(47.8)
Cash and cash equivalents at beginning of period	190.8	119.2
Cash and cash equivalents at end of period	$142.9	$71.4

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

(2)                                  The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers, through direct relationships with agricultural producers or through agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

(3)                                  Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended January 31,
	2008	2007

Net Income	$77.2	$73.2

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	.7	5.2
Unrealized loss on investments	(.7)	(.2)
Unrealized gain (loss) on derivatives	(33.2)	1.1
Total comprehensive income	$44.0	$79.3

(4)                                  Contingencies and commitments:

At January 31, 2008, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $85 million of commercial paper and $1,595 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided a letter of credit for John Deere Credit Inc. as part of retail note sales. At January 31, 2008, the Company’s maximum exposure under this agreement was approximately $3 million.

At January 31, 2008, the Company had $237 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. At January 31, 2008, the maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2008, the maximum exposure for uncollected premiums was approximately $10 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $14 million at January 31, 2008. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at January 31, 2008, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.4 billion at January 31, 2008. The amount of unused commitments to extend credit to customers was $32.3 billion at January 31, 2008. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

The Company also had other miscellaneous contingent liabilities totaling approximately $10 million at January 31, 2008, for which it believes the probability for payment is substantially remote. At January 31, 2008, the Company also had restricted other assets of $10 million. See Note 5 for recourse on sales of receivables and restricted assets associated with borrowings related to securitizations.

(5)                                  Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction. Further information related to the secured borrowings and sales of retail notes is provided below.

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

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31, 2008	October 31, 2007	January 31, 2007
Restricted securitized retail notes	$1,845.9	$2,150.4	$1,900.5
Allowance for credit losses	(10.6)	(11.3)	(8.8)
Other assets	43.6	44.0	92.2
Total restricted securitized assets	$1,878.9	$2,183.1	$1,983.9

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31, 2008	October 31, 2007	January 31, 2007
Other notes payable	$1,923.4	$2,191.6	$1,963.5
Accounts payable and accrued expenses	2.8	4.4	3.0
Total liabilities related to restricted securitized assets	$1,926.2	$2,196.0	$1,966.5

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,291 million, $1,494 million and $1,020 million at January 31, 2008, October 31, 2007 and January 31, 2007, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At January 31, 2008, the maximum remaining term of all restricted receivables was approximately five years.

Sales of Receivables

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2008, the maximum amount of exposure to losses under these agreements was $26 million. The estimated credit risk associated with sold receivables totaled $.3 million at January 31, 2008. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At January 31, 2008, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $69 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At January 31, 2008, the maximum remaining term of the Receivables sold was approximately two years.

(6)                                  New accounting standard adopted in the first quarter of  2008 was as follows:

The Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of the first fiscal quarter of 2008. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. As a result of adoption, the Company recorded an increase in its liability for unrecognized tax benefits of $23.7 million, an increase in accrued interest and penalties payable of $10.1 million, an increase in deferred tax liabilities of $.9 million, a reduction in the beginning retained earnings balance of $21.5 million, an increase in tax receivables of $1.9 million and an increase in deferred tax assets of $11.3 million.

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $23.7 million.  Approximately $11.4 million of this balance would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes. The liability for unrecognized tax benefits at January 31, 2008 was not materially different from the liability at the date of adoption. At the date of adoption, the Company did not have any tax positions for which it expected that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in administrative and operating expenses.  After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $10.1 million, which has not changed materially during the first quarter.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed its examination of Deere & Company’s federal income tax returns for periods prior to 2001, and for the years 2002, 2003 and 2004. The year 2001, and 2005 through 2007 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These definitions will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009 for financial assets and liabilities. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed on a recurring basis (at least annually). The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

(7)                                  The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.1 million in the first three months of 2008. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.0 million during the first three months of 2008. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2008.

(8)                                  On February 15, 2008, the Company exercised a cleanup call to repurchase the remaining securitization transaction that met the criteria of sales in accordance with FASB Statement No. 140.

(9)                                  On February 28, 2008, the Capital Corporation declared a $285 million dividend, to be paid to John Deere Credit Company on or before March 14, 2008. John Deere Credit Company, in turn, declared a $285 million dividend to Deere & Company, also payable on or before March 14, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agricultural, commercial and consumer and construction and forestry equipment. In addition, the Company provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Farm conditions throughout the world remain quite positive, benefiting from healthy commodity prices and demand for renewable fuels. Industry sales for 2008 are forecast to be up 15 to 20 percent for the year in the U.S. & Canada. Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year. Greater increases are expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth. South America markets are expected to show further improvement in 2008, with industry sales forecast to increase by 15 percent or more. John Deere’s agricultural equipment sales were up 33 percent for the first quarter of 2008 and are forecast to increase about 28 percent for the year, including about 4 percent related to currency translation. John Deere’s commercial and consumer equipment sales increased 16 percent for the first quarter, including 14 percent from LESCO, Inc. (LESCO), which was acquired in the third quarter of 2007. John Deere’s commercial and consumer equipment sales are projected to increase about 8 percent for the year, including about 7 percent from a full year of LESCO sales. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due in large part to a continuing slump in housing starts. John Deere’s construction and forestry sales declined 6 percent in the first quarter of 2008, and for the year are expected to be approximately equal to the prior year. The Company’s net income in 2008 is forecast to be approximately $305 million. Results are expected to be impacted by increased interest expense due to higher leverage, partially offset by growth in the portfolio and higher crop insurance income.

Items of concern for the Company include the slowdown in the U.S. economy and credit issues. Potential changes in government sponsored farmer financing programs are also a concern, as is the uncertainty over the direction of the U.S. farm legislation.

2008 Compared with 2007

Net income was $77.2 million for the first quarter of 2008, compared with $73.2 for the same period a year ago. The improvement was primarily due to increased crop insurance income, growth in the portfolio and a lower effective tax rate. Increased administrative and operating expenses, higher interest expense resulting from increased leverage, and a higher provision for credit losses partially offset the improvements.

Revenues totaled $496.5 million for the first quarter of 2008, compared to $450.7 million for the same period a year ago. This increase was primarily due to a 6 percent increase in the average balance of Receivables and Leases financed, higher financing rates and increased crop insurance income during the first three months of 2008 compared to the first three months of 2007. Finance income earned on retail notes totaled $222.8 million for the first three months of 2008, up $22.4 million compared to $200.4 million for the same period in 2007. This increase was primarily due to a 10 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues totaled $83.4 million in the first three months of 2008, compared to $77.2 million in the first three months of 2007. This increase was primarily due to an 8 percent increase in the average amount of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $50.8 million in the first three months of 2008, a 4 percent increase over revenues of $48.9 million during the same period last year. This increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates in the first three months of 2008, compared with the same period last year. Finance income earned on wholesale receivables totaled $77.5 million for the first three months of 2008, compared to $82.6 million for the same period in 2007, primarily due to a 5 percent decrease in the average balance of wholesale receivables. Operating loan income amounted to $6.8 million in the first three months of 2008, compared to $8.6 million in the first three months of 2007. Revenues earned from John Deere totaled $132.7 million for the first quarter of 2008, compared to $117.4 million for the same period last year.

Income on receivables sold totaled $2.4 million for the first quarter of 2008, compared to $6.4 million for the same period in 2007. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $29.0 million for the first quarter of 2008, compared to $9.6 million for the same period  in 2007. The increase was due to increased crop insurance sales to producers as a result of expanded market coverage, increased commodity prices causing higher insurance premiums and favorable underwriting experience resulting in increased contingent commissions.

Other income totaled $23.8 million for the first quarter of 2008, compared to $17.0 million for the same period in 2007. The increase was primarily due to increased interest income as a result of higher average loans to certain affiliated companies that have directly invested in wind energy projects.

Interest expense totaled $223.6 million for the first quarter of 2008, compared to $201.9 million for the same period in 2007. The increase was due to higher average borrowings.

Administrative and operating expenses were $79.7 million in the first quarter of 2008, compared with $65.2 million for the same period in 2007. The increase was primarily due to higher employment costs associated with administering a larger Receivable and Lease portfolio and higher costs in support of the Company’s growth initiatives.

During the first quarter of 2008, the provision for credit losses totaled $15.1 million, compared with $11.1 million in the same period last year. For the first three months of 2008, the Company has experienced higher write-offs of construction and forestry equipment retail notes. Total net write-offs of Receivables financed were $13.3 million for the first quarter of 2008, compared with $10.5 million in the same period last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .36 percent for the first quarter of 2008, compared with .28 percent for the same period last year. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $54.8 million in the first quarter of 2008, compared to $51.9 million for the same period in 2007. The increase was primarily the result of higher average amounts of equipment on operating leases.

The effective tax rate decreased, compared to last year, primarily due to various discrete items affecting the first quarter this year.

The Company’s ratio of earnings to fixed charges was 1.51 to 1 for the first quarter of 2008, compared with 1.55 to 1 for the first quarter of 2007. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2008	2007	$ Change	% Change
Retail notes:
Agricultural equipment	$1,051.8	$824.4	$227.4	28%
Construction and forestry equipment	227.3	355.2	(127.9)	(36)
Commercial and consumer equipment	60.6	83.4	(22.8)	(27)
Total retail notes	1,339.7	1,263.0	76.7	6
Revolving charge accounts	831.3	659.8	171.5	26
Operating loans	484.2	562.5	(78.3)	(14)
Wholesale receivables	3,384.8	3,213.7	171.1	5
Financing leases	50.8	34.5	16.3	47
Equipment on operating leases	91.0	88.2	2.8	3
Total Receivables and Leases	$6,181.8	$5,821.7	$360.1	6%

Retail note volumes for agricultural equipment increased in the first quarter of 2008, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment decreased in the first quarter of 2008, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment. Revolving charge account volumes increased primarily as a result of increased market coverage. Wholesale receivable volumes increased during the first quarter of 2008, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2008	2007	2007
Retail notes:
Agricultural equipment	$8,358.7	$8,535.8	$7,212.2
Construction and forestry equipment	2,301.4	2,409.1	2,422.2
Commercial and consumer equipment	938.3	1,003.5	975.6
Recreational products	11.2	12.3	16.3
Total retail notes	11,609.6	11,960.7	10,626.3
Revolving charge accounts	1,288.6	1,553.3	1,172.4
Operating loans	412.0	286.5	472.1
Wholesale receivables	3,670.2	3,521.3	3,803.9
Financing leases	414.5	430.3	395.3
Equipment on operating leases	967.3	995.2	880.8
Total Receivables and Leases	$18,362.2	$18,747.3	$17,350.8

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2008	2007	2007
Receivables and Leases administered:
Owned by the Company	$16,516.3	$16,596.9	$15,450.3
Owned by the Company – restricted due to securitization	1,845.9	2,150.4	1,900.5
Total Receivables and Leases owned by the Company	18,362.2	18,747.3	17,350.8
Sold and serviced – with limited recourse*	169.4	177.9	768.5
Sold and serviced – without recourse**	39.7	44.6	24.5
Total Receivables and Leases administered	$18,571.3	$18,969.8	$18,143.8

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2008, October 31, 2007 and January 31, 2007 was $26 million, $25 million and $98 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At January 31, 2008, October 31, 2007 and January 31, 2007 the Company’s maximum exposure under these agreements was approximately $3 million, $3 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.7	.19%	$14.4	.17%	$11.2	.16%
Construction and forestry equipment	9.2	.40	6.9	.29	8.1	.33
Commercial and consumer equipment	1.9	.20	1.5	.15	1.5	.15
Recreational products					.1	.61
Total retail notes	26.8	.23	22.8	.19	20.9	.20
Revolving charge accounts*	18.2	1.41	15.3	.98	22.9	1.95
Operating loans
Wholesale receivables	1.5	.04	.9	.03	2.8	.07
Financing leases	4.8	1.16	4.7	1.09	3.3	.83
Total Receivables	$51.3	.29%	$43.7	.25%	$49.9	.30%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $214 million, $170 million and $152 million at January 31, 2008, October 31, 2007 and January 31, 2007, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.84 percent, 1.42 percent and 1.43 percent at January 31, 2008, October 31, 2007 and January 31, 2007, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.2	.18%	$21.6	.25%	$13.3	.18%
Construction and forestry equipment	2.1	.09	2.2	.09	4.6	.19
Commercial and consumer equipment	1.8	.19	1.8	.18	1.4	.14
Recreational products			.1	.81	.1	.61
Total retail notes	19.1	.16	25.7	.21	19.4	.18
Revolving charge accounts	1.4	.11	1.2	.08	1.0	.09
Operating loans	3.2	.78	3.5	1.22	4.3	.91
Wholesale receivables			4.5	.13	1.8	.05
Financing leases	12.6	3.04	13.3	3.09	8.2	2.07
Total Receivables	$36.3	.21%	$48.2	.27%	$34.7	.21%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.2	.01%	$(.4)	(.02)%
Construction and forestry equipment	6.3	1.11	4.1	.71
Commercial and consumer equipment	.5	.22	.1	.04
Recreational products	.2	7.11	.1	2.44
Total retail notes	7.2	.25	3.9	.15
Revolving charge accounts	5.0	1.50	6.2	1.95
Operating loans			(.1)	(.09)
Wholesale receivables			(.1)	(.01)
Financing leases	1.1	1.09	.6	.60
Total Receivables	$13.3	.32%	$10.5	.26%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $175 million at January 31, 2008 compared with $174 million at October 31, 2007 and $171 million at January 31, 2007.

The Company’s allowance for credit losses on all Receivables financed totaled $101 million at January 31, 2008, $99 million at October 31, 2007 and $94 million at January 31, 2007. The allowance for credit losses represented .58 percent of the total Receivables financed at January 31, 2008, .56 percent at October 31, 2007 and .57 percent at January 31, 2007. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including the factors discussed in Item 1A) and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

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

During the first three months of 2008, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings and pay dividends. Net cash provided by operating activities was $85 million in the first three months of 2008. Net cash provided by investing activities totaled $254 million in the first three months of 2008, primarily due to the collection of Receivables and Leases exceeding the cost of Receivables and Leases acquired, partially offset by the cost of notes receivables with John Deere exceeding collections. Net cash used for financing activities totaled $389 million in the first three months of 2008, resulting primarily from a net decrease in total external borrowings, a decrease in payables to Deere & Company and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $48 million during the first three months of 2008.

During the first three months of 2007, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $103 million in the first three months of 2007. Net cash provided by investing activities totaled $146 million in the first three months of 2007, primarily due to the collection of Receivables and Leases exceeding the cost of Receivables and Leases acquired, partially offset by the cost of notes receivables with John Deere exceeding collections. Net cash used for financing activities totaled $297 million in the first three months of 2007, resulting primarily from a decrease in payables to Deere & Company, a net decrease in total external borrowings and dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents decreased $48 million during the first three months of 2007.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for the three months ended January 31, 2008 and 2007. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Because of the multiple funding sources that have been and continue to be available, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may also be provided through loans from John Deere.

During the first three months of 2008, the Company issued $850 million of medium-term notes, maintained an average commercial paper balance of $2,759 million and received proceeds of $16 million from sales of Receivables. At January 31, 2008, the Company’s funding profile included $2,755 million of commercial paper, $1,923 million of notes payable related to on-balance sheet securitization funding, $80 million of intercompany loans from Deere & Company, $12,280 million of unsecured term debt, $65 million of off-balance sheet securitization funding and $1,837 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at January 31, 2008, October 31, 2007 and January 31, 2007 was approximately $2,755 million, $2,679 million and $2,463 million, respectively, while the total cash and cash equivalents position was approximately $143 million, $191 million and $71 million, respectively.

The Company issued $852 million and retired $857 million of other borrowings during the first three months of 2008, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $17,057 million at January 31, 2008, compared with $17,118 million at October 31, 2007, and $15,320 million at January 31, 2007. Included in this debt are secured borrowings of $1,923 million, $2,192 million and $1,964 million for the same periods (see Note 5). Total external borrowings decreased during the first three months of 2008 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to John Deere. Total short-term indebtedness amounted to $8,317 million at January 31, 2008, which included $1,923 million of secured borrowings, compared with $8,842 million at October 31, 2007, which included $2,192 million of secured borrowings and $7,752 million at January 31, 2007, which included $1,964 million of secured borrowings, while total long-term indebtedness amounted to $8,741 million, $8,276 million and $7,569 million at these dates, respectively. The ratio of total interest-bearing debt to stockholder’s equity was 9.3 to 1 at January 31, 2008, compared with 8.8 to 1 at October 31, 2007 and 7.0 to 1 at January 31, 2007.

Stockholder’s equity was $1,837 million at January 31, 2008, compared with $1,955 million at October 31, 2007 and $2,193 million at January 31, 2007. The decrease in the first three months of 2008 resulted primarily from dividend payments of $140 million, a $33 million decrease in accumulated other comprehensive income, and a reduction of retained earnings of $22 million resulting from the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, which were partially offset by net income of $77 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $3,770 million at January 31, 2008, $731 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at January 31, 2008 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

The Company paid in 2007 and expects to pay in 2008 relatively large dividends, thus increasing its use of borrowed capital. Based on discussion with the rating agencies, the Company expects that this increased use of debt capital will not have an adverse impact on its credit ratings.

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K. The liability for unrecognized tax benefits after the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of the first quarter of fiscal year 2008 totaled $23.7 million (see Note 6). The timing of future payments related to this liability is not reasonably estimable at this time. The liability at January 31, 2008 was not materially different from the liability at date of adoption.

Dividend and Other Events

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $140 million in the first three months of fiscal 2008. John Deere Credit Company paid comparable dividends to Deere & Company. On February 28, 2008, the Capital Corporation declared an additional $285 million dividend, to be paid to John Deere Credit Company on or before March 14, 2008. John Deere Credit Company, in turn, declared a $285 million dividend to Deere & Company, also payable on or before March 14, 2008.

During February 2008, the Company issued $675 million of floating rate medium-term notes due in 2010 to 2011 and entered into interest rate swaps related to $500 million of these notes, which swapped the floating rate to a fixed rate of 3.30%.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.             Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its consolidated financial statements.

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

JOHN DEERE CAPITAL CORPORATION

		By:	/s/ M. J. Mack, Jr.
Date:	February 28, 2008		M. J. Mack, Jr.
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2008 (Securities and Exchange Commission file number 1-4121*)

*      Incorporated by reference.  Copies of these exhibits are available from the Company upon request.