Form 10-Q
period 2008-04-30
DEERE JOHN CAPITAL CORP
filed 2008-05-29
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

At April 30, 2008, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 21

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues
Finance income earned on retail notes	$215.0	$206.0	$437.8	$406.4
Lease revenues	81.0	77.4	164.4	154.6
Revolving charge account income	52.3	51.6	103.1	100.5
Finance income earned on wholesale receivables	80.8	95.6	158.3	178.2
Operating loan income	6.9	7.5	13.7	16.1
Income on receivables sold	1.9	8.0	4.3	14.5
Crop insurance commissions	27.0	14.4	56.0	24.0
Other income	22.3	22.6	46.1	39.5
Total revenues	487.2	483.1	983.7	933.8

Expenses
Interest expense	205.0	215.1	428.6	417.0
Operating expenses:
Administrative and operating expenses	83.3	76.7	163.0	141.9
Provision for credit losses	15.6	13.8	30.7	24.9
Fees paid to John Deere	9.2	8.7	18.3	16.8
Depreciation of equipment on operating leases	53.0	52.1	107.8	104.0
Total operating expenses	161.1	151.3	319.8	287.6
Total expenses	366.1	366.4	748.4	704.6
Income of consolidated group before income taxes	121.1	116.7	235.3	229.2
Provision for income taxes	44.1	40.5	81.3	79.9
Income of consolidated group	77.0	76.2	154.0	149.3
Equity in income of unconsolidated affiliates	.3	.1	.5	.2
Net income	77.3	76.3	154.5	149.5
Dividends paid	(285.1)	(270.0)	(425.1)	(310.0)
Retained earnings at beginning of period	1,002.8	1,334.1	1,065.6	1,300.9
Retained earnings at end of period	$795.0	$1,140.4	$795.0	$1,140.4

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 30,	October 31,	April 30,
	2008	2007	2007
Assets
Cash and cash equivalents	$162.2	$190.8	$143.9
Receivables:
Retail notes	9,362.1	9,810.3	8,232.0
Restricted securitized retail notes	2,109.4	2,150.4	2,615.6
Revolving charge accounts	1,495.6	1,553.3	1,358.8
Operating loans	533.0	286.5	283.7
Wholesale receivables	4,503.2	3,521.3	4,545.0
Financing leases	430.7	430.3	406.7
Total receivables	18,434.0	17,752.1	17,441.8
Allowance for credit losses	(102.0)	(99.2)	(95.5)
Total receivables – net	18,332.0	17,652.9	17,346.3
Other receivables	29.6	35.8	85.2
Equipment on operating leases – net	964.1	995.2	898.8
Receivable from John Deere			103.2
Notes receivable from John Deere	668.6	586.5	453.3
Investment in unconsolidated affiliates	6.3	5.2	5.0
Other assets	421.4	295.1	235.8
Total Assets	$20,584.2	$19,761.5	$19,271.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,793.8	$2,679.2	$2,728.6
Other notes payable	2,230.5	2,199.0	2,722.9
John Deere	6.0	127.8
Current maturities of long-term borrowings	4,021.8	3,835.9	3,249.2
Total short-term borrowings	9,052.1	8,841.9	8,700.7
Accounts payable and accrued expenses	500.8	455.6	444.6
Deposits withheld from dealers and merchants	169.1	174.4	167.2
Deferred income taxes	38.0	59.0	85.3
Long-term borrowings	9,163.4	8,276.1	7,863.2
Total liabilities	18,923.4	17,807.0	17,261.0
Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	795.0	1,087.1	1,140.4
Accumulated other comprehensive income:
Cumulative translation adjustment	77.6	61.7	45.8
Unrealized gain on investments		1.2	3.3
Unrealized gain (loss) on derivatives	(24.6)	(8.3)	8.2
Total accumulated other comprehensive income	53.0	54.6	57.3
Total stockholder’s equity	1,660.8	1,954.5	2,010.5
Total Liabilities and Stockholder’s Equity	$20,584.2	$19,761.5	$19,271.5

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Six Months Ended April 30, 2008 and 2007

(Unaudited)

(in millions)

	2008	2007
Cash Flows from Operating Activities:
Net income	$154.5	$149.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30.7	24.9
Provision for depreciation and amortization	110.0	107.5
Credit for deferred income taxes	(1.0)	(21.6)
Undistributed earnings of unconsolidated affiliates	(.5)	(.2)
Change in accounts payable and accrued expenses	(30.8)	(13.4)
Change in accrued income taxes payable/receivable	14.0	19.9
Other	20.6	3.5
Net cash provided by operating activities	297.5	270.1

Cash Flows from Investing Activities:
Cost of receivables acquired	(15,512.1)	(13,771.3)
Collections of receivables	14,894.9	13,174.2
Cost of equipment on operating leases acquired	(220.8)	(221.9)
Proceeds from sales of equipment on operating leases	152.5	102.8
Cost of notes receivable with John Deere	(215.3)	(244.1)
Collection of notes receivable with John Deere	133.2	29.4
Proceeds from sales of receivables	52.3	104.4
Change in restricted cash	(4.1)	86.3
Other	(13.1)	54.8
Net cash used for investing activities	(732.5)	(685.4)

Cash Flows from Financing Activities:
Increase in commercial paper - net	41.3	388.4
Increase in other notes payable - net	30.8	515.5
Decrease in payable with John Deere - net	(121.8)	(281.4)
Proceeds from issuance of long-term borrowings	2,528.1	989.5
Payments of long-term borrowings	(1,642.5)	(860.1)
Dividends paid	(425.1)	(310.0)
Other	(11.3)	(4.4)
Net cash provided by financing activities	399.5	437.5

Effect of exchange rate changes on cash and cash equivalents	6.9	2.5
Net increase (decrease) in cash and cash equivalents	(28.6)	24.7
Cash and cash equivalents at beginning of period	190.8	119.2
Cash and cash equivalents at end of period	$162.2	$143.9

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Financial Statements

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

(2)                                  The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers, through direct relationships with agricultural producers or through agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company invests in wind energy generation by making loans to certain affiliated companies that have directly invested in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

(3)                                Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net Income	$77.3	$76.3	$154.5	$149.5

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	15.2	12.5	15.9	17.7
Unrealized loss on investments	(.5)		(1.2)	(.2)
Unrealized gain (loss) on derivatives	16.9	(1.3)	(16.3)	(.2)
Total comprehensive income	$108.9	$87.5	$152.9	$166.8

(4)                                  Commitments and contingencies:

At April 30, 2008, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $106 million of commercial paper and $1,676 million of medium-term notes outstanding that were guaranteed by the Company. In addition, the Company has provided a letter of credit for John Deere Credit Inc. as part of retail note sales. At April 30, 2008, the Company’s maximum exposure under this agreement was approximately $3 million.

At April 30, 2008, the Company had $208 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. At April 30, 2008, the maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At April 30, 2008, the maximum exposure for uncollected premiums was approximately $144 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $830 million at April 30, 2008. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at April 30, 2008, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.7 billion at April 30, 2008. The amount of unused commitments to extend credit to customers was $33.4 billion at April 30, 2008. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

The Company has certain recourse obligations on Receivables that it has previously sold. If the Receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2008, the maximum amount of exposure to losses under these agreements was $9 million. The accrued liability for the estimated credit risk associated with sold Receivables was not material at April 30, 2008. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the Receivables. At April 30, 2008, the maximum remaining term of the Receivables sold was approximately five years.

The Company also had other miscellaneous contingent liabilities totaling approximately $10 million at April 30, 2008, for which it believes the probability for payment is substantially remote. At April 30, 2008, the Company also had restricted other assets of $8 million.

(5)                                  Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction. Further information related to the secured borrowings is provided below.

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

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30, 2008	October 31, 2007	April 30, 2007
Restricted securitized retail notes	$2,109.4	$2,150.4	$2,615.6
Allowance for credit losses	(14.5)	(11.3)	(14.9)
Other assets	53.0	44.0	40.1
Total restricted securitized assets	$2,147.9	$2,183.1	$2,640.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2008	October 31, 2007	April 30, 2007
Other notes payable	$2,199.9	$2,191.6	$2,701.8
Accounts payable and accrued expenses	3.1	4.4	3.9
Total liabilities related to restricted securitized assets	$2,203.0	$2,196.0	$2,705.7

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,661 million, $1,494 million and $1,824 million at April 30, 2008, October 31, 2007 and April 30, 2007, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At April 30, 2008, the maximum remaining term of all restricted receivables was approximately six years.

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

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $23.7 million.  Approximately $11.4 million of this balance would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes. The liability for unrecognized tax benefits at April 30, 2008 was $24.9 million. The Company does not have any tax positions for which it expects that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in administrative and operating expenses.  After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $10.1 million, which has not changed materially during the first six months of 2008.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement significantly increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. The effective date is the second quarter of fiscal year 2009. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

(7)                                  The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.5 million in the first six months of 2008. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.1 million during the first six months of 2008. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2008.

(8)                                  On May 29, 2008, the Capital Corporation declared a $40 million dividend, to be paid to John Deere Credit Company on June 6, 2008. John Deere Credit Company, in turn, declared a $40 million dividend to Deere & Company, also payable on June 6, 2008.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of farm machinery for 2008 are forecast to be up about 20 percent for the year in the U.S. and Canada. Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year. Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by about 30 percent. John Deere’s agricultural equipment sales were up 34 percent for the second quarter and first six months of 2008. With support from continuing strength in the global farm sector, John Deere’s agricultural equipment sales are forecast to increase about 35 percent for the year, including about 7 percent related to currency translation. John Deere’s commercial and consumer equipment sales increased 8 percent for the second quarter and 11 percent year to date, including 12 percent from LESCO, Inc. (LESCO) for both periods. LESCO was acquired in the third quarter of 2007. John Deere’s commercial and consumer equipment sales are projected to increase about 4 percent for the year, including about 6 percent from a full year of LESCO sales. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts. John Deere’s construction and forestry sales declined 7 percent in the second quarter and first six months of 2008, and for the year are expected to decline by approximately 3 percent. The Company’s net income in 2008 is forecast to be approximately $300 million. The forecast decrease from 2007 is primarily due to an increase in leverage, an increase in the provision for credit losses and higher costs in support of growth initiatives, partially offset by growth in the portfolio and increased crop insurance income.

Items of concern for the Company include the slowdown in the U.S. economy and credit issues. Potential changes in government sponsored farmer programs are also a concern.

2008 Compared with 2007

Net income was $77.3 million for the second quarter and $154.5 million for the first six months of 2008, compared with $76.3 million and $149.5 million, respectively, last year. The improvements for the quarter and year-to-date were primarily due to growth in the portfolio and increased crop insurance income, partially offset by an increase in leverage, increased administrative and operating expenses and lower income on receivables sold.

Revenues totaled $487.2 million for the second quarter and $983.7 million for the first six months of 2008, compared to $483.1 million and $933.8 million, respectively, last year. The year-to-date increase was primarily due to increased crop insurance income and a 6 percent increase in the average balance of Receivables and Leases financed, partially offset by lower income on receivables sold. Finance income earned on retail notes totaled $437.8 million for the first six months of 2008, up $31.4 million compared to $406.4 million for the same period in 2007. This increase was primarily due to a 9 percent increase in the average retail note portfolio balances. Lease revenues totaled $164.4 million in the first six months of 2008, compared to $154.6 million in the first six months of 2007. This increase was primarily due to a 5 percent increase in the average amount of leases. Revenues earned on revolving charge accounts amounted to $103.1 million in the first six months of 2008, compared to $100.5 million during the same period last year. This increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates in the first six months of 2008, compared with the same period last year. Finance income earned on wholesale receivables totaled $158.3 million for the first six months of 2008, compared to $178.2 million for the same period in 2007. The decrease was primarily due to a 4 percent decrease in the average balance of wholesale receivables and lower financing rates. Operating loan income amounted to $13.7 million in the first six months of 2008, compared to $16.1 million in the first six months of 2007. The decrease was primarily due to lower financing rates. Revenues earned from John Deere totaled $143.0 million for the second quarter and $275.7 million in the first six months of 2008, compared to $144.5 million and $261.9 million for the same periods last year.

Income on receivables sold totaled $1.9 million for the second quarter and $4.3 million for the first six months of 2008, compared to $8.0 million and $14.5 million for the same periods in 2007. In the second quarter of 2008, the Company exercised a cleanup call to repurchase the remaining securitization transaction that met the criteria of sales in accordance with FASB Statement No. 140. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $27.0 million for the second quarter and $56.0 million for the first six months of 2008, compared to $14.4 million and $24.0 million for the same periods in 2007. The increase was due to increased crop insurance sales to producers as a result of expanded market coverage, increased commodity prices causing higher insurance premiums and favorable underwriting experience resulting in increased contingent commissions.

Other income totaled $22.3 million for the second quarter and $46.1 million for the first six months of 2008, compared to $22.6 million and $39.5 million for the same periods in 2007. The year-to-date improvement was primarily due to increased interest income as a result of higher average loans to certain affiliated companies that have directly invested in wind energy projects.

Interest expense totaled $205.0 million for the second quarter and $428.6 million for the first six months of 2008, compared to $215.1 million and $417.0 for the same periods in 2007. The decrease for the quarter was due to lower borrowing rates, partially offset by higher average borrowings. The increase for the six months was due to higher average borrowings, partially offset by lower borrowing rates.

Administrative and operating expenses were $83.3 million in the second quarter and $163.0 million for the first six months of 2008, compared with $76.7 million and $141.9 million for the same periods in 2007. The increases were primarily due to higher costs in support of the Company’s growth initiatives and higher employment costs associated with administering a larger Receivable and Lease portfolio.

During the second quarter and first six months of 2008, the provision for credit losses totaled $15.6 million and $30.7 million, respectively, compared with $13.8 million and $24.9 million in the same periods in 2007. For the first six months of 2008, the Company has experienced higher write-offs of construction and forestry equipment retail notes. Total net write-offs of Receivables financed were $15.3 million and $28.5 million for the second quarter and first six months of 2008, compared with $12.6 million and $23.1 million in the same periods in 2007. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .35 percent for the second quarter and ..36 percent for the first six months of 2008, compared with .33 percent and .30 percent for the same periods in 2007. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $53.0 million in the second quarter and $107.8 million for the first six months of 2008, compared to $52.1 million and $104.0 million for the same periods in 2007. The increases were primarily the result of higher average amounts of equipment on operating leases.

The Company’s ratio of earnings to fixed charges was 1.59 to 1 for the second quarter of 2008, compared with 1.54 to 1 for the second quarter of 2007. The ratio of earnings to fixed charges was 1.55 to 1 for the first six months of 2008, compared with 1.55 to 1 for the first six months of 2007. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,
	2008	2007	$ Change	% Change
Retail notes:
Agricultural equipment	$1,271.2	$1,124.8	$146.4	13%
Construction and forestry equipment	205.2	348.7	(143.5)	(41)
Commercial and consumer equipment	105.3	141.0	(35.7)	(25)
Total retail notes	1,581.7	1,614.5	(32.8)	(2)
Revolving charge accounts	1,056.3	927.2	129.1	14
Operating loans	744.7	244.9	499.8	204
Wholesale receivables	5,975.8	5,189.7	786.1	15
Financing leases	62.8	61.5	1.3	2
Equipment on operating leases	129.8	133.7	(3.9)	(3)
Total Receivables and Leases	$9,551.1	$8,171.5	$1,379.6	17%

	Six Months
	Ended April 30,
	2008	2007	$ Change	% Change
Retail notes:
Agricultural equipment	$2,323.0	$1,949.2	$373.8	19%
Construction and forestry equipment	432.5	703.9	(271.4)	(39)
Commercial and consumer equipment	165.9	224.4	(58.5)	(26)
Total retail notes	2,921.4	2,877.5	43.9	2
Revolving charge accounts	1,887.6	1,587.0	300.6	19
Operating loans	1,228.9	807.4	421.5	52
Wholesale receivables	9,360.6	8,403.4	957.2	11
Financing leases	113.6	96.0	17.6	18
Equipment on operating leases	220.8	221.9	(1.1)
Total Receivables and Leases	$15,732.9	$13,993.2	$1,739.7	12%

Retail note volumes for agricultural equipment increased in the second quarter and first six months of 2008, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment and commercial and consumer equipment decreased in the second quarter and first six months of 2008, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment and John Deere commercial and consumer equipment. Revolving charge account volumes increased in the second quarter and first six months of 2008, when compared to last year, primarily as a result of increased market coverage. Operating loan volumes increased during the second quarter and first six months of 2008, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes increased during the second quarter and first six months of 2008, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2008	2007	2007
Retail notes:
Agricultural equipment	$8,379.3	$8,535.8	$7,403.7
Construction and forestry equipment	2,174.3	2,409.1	2,449.0
Commercial and consumer equipment	907.4	1,003.5	980.0
Recreational products	10.5	12.3	14.9
Total retail notes	11,471.5	11,960.7	10,847.6
Revolving charge accounts	1,495.6	1,553.3	1,358.8
Operating loans	533.0	286.5	283.7
Wholesale receivables	4,503.2	3,521.3	4,545.0
Financing leases	430.7	430.3	406.7
Equipment on operating leases	964.1	995.2	898.8
Total Receivables and Leases	$19,398.1	$18,747.3	$18,340.6

Receivables and Leases administered by the Company, which include retail notes sold, were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2008	2007	2007
Receivables and Leases administered:
Owned by the Company	$17,288.7	$16,596.9	$15,725.0
Owned by the Company – restricted due to securitization	2,109.4	2,150.4	2,615.6
Total Receivables and Leases owned by the Company	19,398.1	18,747.3	18,340.6
Sold and serviced – with limited recourse*	112.9	177.9	558.8
Sold and serviced – without recourse**	43.0	44.6	25.9
Total Receivables and Leases administered	$19,554.0	$18,969.8	$18,925.3

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2008, October 31, 2007 and April 30, 2007 was $9 million, $25 million and $74 million, respectively. In addition, the Company has provided letters of credit for John Deere Credit Inc., the John Deere finance subsidiary in Canada, as part of retail note sales. At April 30, 2008, October 31, 2007 and April 30, 2007 the Company’s maximum exposure under these agreements was approximately $3 million, $3 million and $2 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$14.2	.17%	$14.4	.17%	$15.9	.21%
Construction and forestry equipment	9.1	.42	6.9	.29	6.2	.25
Commercial and consumer equipment	1.8	.20	1.5	.15	1.5	.15
Recreational products					.1	.67
Total retail notes	25.1	.22	22.8	.19	23.7	.22
Revolving charge accounts*	19.1	1.28	15.3	.98	22.5	1.66
Operating loans					.6	.21
Wholesale receivables	1.4	.03	.9	.03	3.1	.07
Financing leases	5.5	1.28	4.7	1.09	4.7	1.16
Total Receivables	$51.1	.28%	$43.7	.25%	$54.6	.31%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $198 million, $170 million and $168 million at April 30, 2008, October 31, 2007 and April 30, 2007, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.72 percent, 1.42 percent and 1.55 percent at April 30, 2008, October 31, 2007 and April 30, 2007, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.6	.19%	$21.6	.25%	$14.8	.20%
Construction and forestry equipment	12.9	.59	2.2	.09	2.7	.11
Commercial and consumer equipment	3.7	.41	1.8	.18	1.3	.13
Recreational products	.1	.95	.1	.81
Total retail notes	32.3	.28	25.7	.21	18.8	.17
Revolving charge accounts	.6	.04	1.2	.08	1.1	.08
Operating loans	2.5	.47	3.5	1.22	5.6	1.97
Wholesale receivables	1.4	.03	4.5	.13	1.5	.03
Financing leases	11.3	2.62	13.3	3.09	10.3	2.53
Total Receivables	$48.1	.26%	$48.2	.27%	$37.3	.21%

The increase in the balance of non-performing construction and forestry equipment retail notes at April 30, 2008 was primarily due to the continued weak U.S. construction market.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.5	.02%	$(.3)	(.02)%
Construction and forestry equipment	6.8	1.22	4.9	.81
Commercial and consumer equipment	.4	.18	.4	.17
Recreational products			.1	2.57
Total retail notes	7.7	.27	5.1	.19
Revolving charge accounts	7.7	2.30	6.6	2.17
Operating loans	(.3)	(.26)
Wholesale receivables	.2	.02	.2	.02
Financing leases			.7	.72
Total Receivables	$15.3	.35%	$12.6	.30%

	Six Months Ended		Six Months Ended
	April 30,		April 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.7	.02%	$(.7)	(.02)%
Construction and forestry equipment	13.1	1.17	9.1	.77
Commercial and consumer equipment	.9	.20	.5	.10
Recreational products	.3	5.43	.3	3.76
Total retail notes	15.0	.26	9.2	.17
Revolving charge accounts	12.6	1.88	12.8	2.06
Operating loans	(.3)	(.14)	(.2)	(.10)
Wholesale receivables	.1	.01
Financing leases	1.1	.54	1.3	.66
Total Receivables	$28.5	.33%	$23.1	.28%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $169 million at April 30, 2008 compared with $174 million at October 31, 2007 and $167 million at April 30, 2007.

The Company’s allowance for credit losses on all Receivables financed totaled $102 million at April 30, 2008, $99 million at October 31, 2007 and $96 million at April 30, 2007. The allowance for credit losses represented ..55 percent of the total Receivables financed at April 30, 2008, .56 percent at October 31, 2007 and .55 percent at April 30, 2007. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

During the first six months of 2008, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $298 million in the first six months of 2008. Net cash provided by financing activities totaled $400 million in the first six months of 2008, resulting primarily from a net increase in total external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company, and a decrease in payables to Deere & Company. Net cash used for investing activities totaled $733 million in the first six months of 2008, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivables with John Deere exceeding collections. Cash and cash equivalents decreased $29 million during the first six months of 2008.

During the first six months of 2007, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $270 million in the first six months of 2007. Net cash provided by financing activities totaled $438 million in the first six months of 2007, resulting primarily from a net increase in total external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $685 million in the first six months of 2007, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivables with John Deere exceeding collections. Cash and cash equivalents increased $25 million during the first six months of 2007.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent and 85 percent of the Company’s acquisition volume for the six months ended April 30, 2008 and 2007, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

During the first six months of 2008, the Company issued $2,525 million of medium-term notes, obtained $644 million of secured borrowings, maintained an average commercial paper balance of $2,855 million and received proceeds of $52 million from sales of Receivables. At April 30, 2008, the Company’s funding profile included $2,794 million of commercial paper, $2,200 million of notes payable related to on-balance sheet securitization funding, $6 million of intercompany loans from Deere & Company, $13,185 million of unsecured term debt, and $1,661 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at April 30, 2008, October 31, 2007 and April 30, 2007 was approximately $2,794 million, $2,679 million and $2,729 million, respectively, while the total cash and cash equivalents position was approximately $162 million, $191 million and $144 million, respectively.

The Company issued $2,528 million and retired $1,642 million of long-term borrowings during the first six months of 2008. The issuances were primarily medium-term notes. The retirements included $850 million of 3.90% notes due 2008 and the remainder consisted primarily of medium-term notes.

Total interest-bearing indebtedness amounted to $18,216 million at April 30, 2008, compared with $17,118 million at October 31, 2007, and $16,564 million at April 30, 2007. Included in this debt are secured borrowings of $2,200 million, $2,192 million and $2,702 million for the same periods (see Note 5). Total external borrowings increased during the first six months of 2008 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to John Deere. Total short-term indebtedness amounted to $9,052 million at April 30, 2008, which included $2,200 million of secured borrowings, compared with $8,842 million at October 31, 2007, which included $2,192 million of secured borrowings and $8,701 million at April 30, 2007, which included $2,702 million of secured borrowings, while total long-term indebtedness amounted to $9,163 million, $8,276 million and $7,863 million at these dates, respectively. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 11.0 to 1 at April 30, 2008, compared with 8.8 to 1 at October 31, 2007 and 8.2 to 1 at April 30, 2007.

Stockholder’s equity was $1,661 million at April 30, 2008, compared with $1,955 million at October 31, 2007 and $2,011 million at April 30, 2007. The decrease in the first six months of 2008 resulted primarily from dividend payments of $425 million and a reduction of retained earnings of $22 million resulting from the adoption of  FIN No. 48, Accounting for Uncertainty in Income Taxes, which were partially offset by net income of $155 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,523 million at April 30, 2008, $1,476 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at April 30, 2008 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. In the second quarter of 2008, the Company added a 364 day credit facility agreement of $750 million, which is also included in the total credit lines. The credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. In the second quarter of 2008, the required ratio was changed from not more than 9.5 to 1. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

The Company paid in 2007 and in 2008 relatively large dividends, thus increasing its use of borrowed capital. Based on discussion with the rating agencies, the Company expects that this increased use of debt capital will not have an adverse impact on its credit ratings.

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K. The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2008 (see Note 6). The resulting liability for unrecognized tax benefits totaled $24.9 million at April 30, 2008. The timing of future payments related to this liability is not reasonably estimable at this time.

Dividend

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $425 million in the first six months of fiscal 2008. John Deere Credit Company paid comparable dividends to Deere & Company. On May 29, 2008, the Capital Corporation declared an additional $40 million dividend, to be paid to John Deere Credit Company on June 6, 2008. John Deere Credit Company, in turn, declared a $40 million dividend to Deere & Company, also payable on June 6, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.    Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 29, 2008	By:	/s/ M. J. Mack, Jr.
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

4.1

First Amendment to Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of March 4, 2008.

4.2

364-Day Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of March 4, 2008.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2008
(Securities and Exchange Commission file number 1-4121*)

*              Incorporated by reference.  Copies of these exhibits are available from the Company upon request.