Form 10-Q
period 2008-07-31
DEERE JOHN CAPITAL CORP
filed 2008-09-02
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

Commission file no: 1-6458

JOHN DEERE CAPITAL CORPORATION

Delaware	36-2386361
(State of Incorporation)	(IRS Employer Identification No.)

1 East First Street, Suite 600

Reno, Nevada  89501

(Address of principal executive offices)

Telephone Number:  (775) 786-5527

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At July 31, 2008, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 21

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues
Finance income earned on retail notes	$209.1	$213.4	$646.9	$619.9
Lease revenues	82.3	81.2	246.7	235.8
Revolving charge account income	59.3	59.5	162.4	160.0
Finance income earned on wholesale receivables	73.7	96.4	232.0	274.5
Operating loan income	4.8	5.2	18.5	21.3
Income on receivables sold	1.3	4.9	5.6	19.3
Crop insurance commissions	39.3	24.2	95.3	48.2
Other income	13.8	21.5	59.9	61.0
Total revenues	483.6	506.3	1,467.3	1,440.0

Expenses
Interest expense	193.9	226.1	622.5	643.1
Operating expenses:
Administrative and operating expenses	103.0	83.4	266.0	225.1
Provision for credit losses	16.1	11.6	46.8	36.5
Fees paid to John Deere	9.1	8.5	27.4	25.5
Depreciation of equipment on operating leases	53.1	53.4	160.9	157.4
Total operating expenses	181.3	156.9	501.1	444.5
Total expenses	375.2	383.0	1,123.6	1,087.6
Income of consolidated group before income taxes	108.4	123.3	343.7	352.4
Provision for income taxes	38.5	44.4	119.8	124.3
Income of consolidated group	69.9	78.9	223.9	228.1
Equity in income of unconsolidated affiliates	.2	.1	.7	.3
Net income	70.1	79.0	224.6	228.4
Dividends paid	(40.0)	(120.0)	(465.1)	(430.0)
Retained earnings at beginning of period	795.0	1,140.3	1,065.6	1,300.9
Retained earnings at end of period	$825.1	$1,099.3	$825.1	$1,099.3

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31,	October 31,	July 31,
	2008	2007	2007
Assets
Cash and cash equivalents	$495.6	$190.8	$201.8
Receivables:
Retail notes	9,886.6	9,810.3	8,864.5
Restricted securitized retail notes	1,857.0	2,150.4	2,401.3
Revolving charge accounts	1,776.0	1,553.3	1,548.7
Operating loans	385.9	286.5	242.9
Wholesale receivables	4,051.6	3,521.3	4,164.6
Financing leases	452.4	430.3	412.4
Total receivables	18,409.5	17,752.1	17,634.4
Allowance for credit losses	(106.0)	(99.2)	(97.8)
Total receivables – net	18,303.5	17,652.9	17,536.6
Other receivables	31.8	35.8	81.5
Equipment on operating leases – net	985.9	995.2	936.0
Notes receivable from John Deere	667.0	586.5	483.2
Investment in unconsolidated affiliates	6.3	5.2	5.0
Other assets	447.8	295.1	279.2
Total Assets	$20,937.9	$19,761.5	$19,523.3

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,674.9	$2,679.2	$3,078.8
Other notes payable	1,893.0	2,199.0	2,432.2
John Deere	162.0	127.8	101.5
Current maturities of long-term borrowings	3,586.3	3,835.9	3,399.7
Total short-term borrowings	8,316.2	8,841.9	9,012.2
Accounts payable and accrued expenses	533.5	455.6	485.9
Deposits withheld from dealers and merchants	171.3	174.4	168.4
Deferred income taxes	60.9	59.0	86.2
Long-term borrowings	10,150.7	8,276.1	7,796.1
Total liabilities	19,232.6	17,807.0	17,548.8
Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	812.8	812.8	812.8
Retained earnings	825.1	1,087.1	1,099.3
Accumulated other comprehensive income:
Cumulative translation adjustment	79.8	61.7	52.0
Unrealized gain on investments		1.2	4.4
Unrealized gain (loss) on derivatives	(12.4)	(8.3)	6.0
Total accumulated other comprehensive income	67.4	54.6	62.4
Total stockholder’s equity	1,705.3	1,954.5	1,974.5
Total Liabilities and Stockholder’s Equity	$20,937.9	$19,761.5	$19,523.3

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2008 and 2007

(Unaudited)

(in millions)

	2008	2007
Cash Flows from Operating Activities:
Net income	$224.6	$228.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46.8	36.5
Provision for depreciation and amortization	167.2	162.5
Provision (credit) for deferred income taxes	15.3	(19.8)
Undistributed earnings of unconsolidated affiliates	(.7)	(.3)
Change in accounts payable and accrued expenses	13.6	48.8
Change in accrued income taxes payable/receivable	17.6	23.4
Other	(39.4)	(70.4)
Net cash provided by operating activities	445.0	409.1

Cash Flows from Investing Activities:
Cost of receivables acquired	(23,814.9)	(21,504.8)
Collections of receivables	23,178.3	20,732.6
Cost of equipment on operating leases acquired	(358.0)	(371.7)
Proceeds from sales of equipment on operating leases	215.3	152.5
Cost of notes receivable with John Deere	(244.8)	(311.8)
Collection of notes receivable with John Deere	164.3	67.2
Proceeds from sales of receivables	101.6	154.3
Change in restricted cash	(6.7)	83.8
Other	(22.1)	32.5
Net cash used for investing activities	(787.0)	(965.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper - net	(74.3)	720.2
Increase (decrease) in other notes payable - net	(307.2)	224.9
Increase (decrease) in payable with John Deere - net	34.2	(76.7)
Proceeds from issuance of long-term borrowings	4,053.8	1,842.6
Payments of long-term borrowings	(2,587.5)	(1,638.6)
Dividends paid	(465.1)	(430.0)
Other	(16.2)	(7.9)
Net cash provided by financing activities	637.7	634.5

Effect of exchange rate changes on cash and cash equivalents	9.1	4.4
Net increase in cash and cash equivalents	304.8	82.6
Cash and cash equivalents at beginning of period	190.8	119.2
Cash and cash equivalents at end of period	$495.6	$201.8

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Financial Statements

(Unaudited)

(1)

The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(3)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net income	$70.1	$79.0	$224.6	$228.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2.2	6.2	18.1	23.9
Unrealized gain (loss) on investments		1.1	(1.2)	.9
Unrealized gain (loss) on derivatives	12.2	(2.2)	(4.1)	(2.4)
Total comprehensive income	$84.5	$84.1	$237.4	$250.8

(4)	Commitments and contingencies:

At July 31, 2008, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $400 million of commercial paper and $1,452 million of medium-term notes outstanding that were guaranteed by the Company.

At July 31, 2008, the Company had $198 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. At July 31, 2008, the maximum remaining term of these purchase commitments was approximately two years.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At July 31, 2008, the maximum exposure for uncollected premiums was approximately $156 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposures under the Agreement of approximately $715 million at July 31, 2008. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at July 31, 2008, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.1 billion at July 31, 2008. The amount of unused commitments to extend credit to customers was $35.0 billion at July 31, 2008. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At July 31, 2008, the Company had restricted other assets of $9 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $19 million at July 31, 2008, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 31, 2008.

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31, 2008	October 31, 2007	July 31, 2007
Restricted securitized retail notes	$1,857.0	$2,150.4	$2,401.3
Allowance for credit losses	(12.5)	(11.3)	(13.9)
Other assets	53.6	44.0	43.7
Total restricted securitized assets	$1,898.1	$2,183.1	$2,431.1

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 31, 2008	October 31, 2007	July 31, 2007
Other notes payable	$1,875.2	$2,191.6	$2,423.8
Accounts payable and accrued expenses	2.7	4.4	4.6
Total liabilities related to restricted securitized assets	$1,877.9	$2,196.0	$2,428.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,462 million, $1,494 million and $1,662 million at July 31, 2008, October 31, 2007 and July 31, 2007, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table above. At July 31, 2008, the maximum remaining term of all restricted receivables was approximately six years.

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

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $23.7 million.  Approximately $11.4 million of this balance would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes. The liability for unrecognized tax benefits at July 31, 2008 was $28.0 million, of which approximately $10.1 million would affect the effective tax rate if the tax benefits were recognized. The Company does not have any tax positions for which it expects that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in administrative and operating expenses.  After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $10.1 million, which has not changed materially during the first nine months of 2008.

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

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects of adoption on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009 for financial assets and liabilities. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed on a recurring basis (at least annually). The adoptions are not expected to have a material effect on the Company’s consolidated financial statements.

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

(7)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.7 million in the first nine months of 2008. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $3.1 million during the first nine months of 2008. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2008.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of farm machinery for 2008 in the U.S. and Canada are forecast to be up 20 to 25 percent for the year, led by a substantial increase in large tractors and combines. Industry sales in Western Europe are forecast to be up about 5 percent for the year. Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is growing rapidly. South American markets are showing further improvement  with industry sales forecast to increase by about 40 percent for the year. John Deere’s agricultural equipment sales were up 35 percent for the third quarter and 34 percent for the first nine months of 2008. With help from continuing strength in the global farm sector, John Deere’s agricultural equipment sales are forecast to increase about 38 percent for the year, including about 8 percent related to currency translation. John Deere’s commercial and consumer equipment sales declined 1 percent for the third quarter and increased 6 percent year-to-date, including an increase of 5 percent for the quarter and 9 percent year-to-date from a landscape operation acquired in the third quarter of 2007. John Deere’s commercial and consumer equipment sales are projected to increase about 4 percent for the year, including an improvement of about 6 percent from the landscape acquisition. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts. John Deere’s construction and forestry sales declined 7 percent in the third quarter and first nine months of 2008. For the year, these sales are expected to decline by approximately 5 percent. The Company’s net income in 2008 is forecast to be approximately $290 million, compared to $311 million in 2007. The forecast decrease from 2007 is primarily due to increased leverage, higher administrative and operating expenses, and increases in the provision for credit losses, partially offset by growth in the portfolio.

Items of concern for the Company include the slowdown in the U.S. economy and credit issues, which have affected the housing market.

2008 Compared with 2007

Net income was $70.1 million for the third quarter and $224.6 million for the first nine months of 2008, compared with $79.0 million and $228.4 million, respectively, last year. Quarterly and year-to-date results were lower primarily due to an increase in leverage, higher administrative and operating expenses, an increase in the provision for credit losses and lower income from receivable sales, partially offset by growth in the portfolio and increased commissions from crop insurance.

Revenues totaled $483.6 million for the third quarter and $1,467.3 million for the first nine months of 2008, compared to $506.3 million and $1,440.0 million, respectively, last year. The year-to-date increase was primarily due to increased crop insurance income and a 5 percent increase in the average balance of Receivables and Leases financed, partially offset by lower income on receivables sold. Finance income earned on retail notes totaled $646.9 million for the first nine months of 2008, up $27.0 million compared to $619.9 million for the same period in 2007. This increase was primarily due to an 8 percent increase in the average retail note portfolio balances. Lease revenues totaled $246.7 million in the first nine months of 2008, compared to $235.8 million in the first nine months of 2007. This increase was primarily due to a 5 percent increase in the average amount of leases. Revenues earned on revolving charge accounts amounted to $162.4 million in the first nine months of 2008, compared to $160.0 million during the same period last year. This increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates in the first nine months of 2008, compared with the same period last year. Finance income earned on wholesale receivables totaled $232.0 million for the first nine months of 2008, compared to $274.5 million for the same period in 2007. The decrease was primarily due to lower financing rates and a 4 percent decrease in the average balance of wholesale receivables. Operating loan income amounted to $18.5 million in the first nine months of 2008, compared to $21.3 million in the first nine months of 2007. The decrease was primarily due to lower financing rates. Revenues earned from John Deere totaled $133.7 million for the third quarter and $409.4 million in the first nine months of 2008, compared to $148.4 million and $410.3 million for the same periods last year.

Income on receivables sold totaled $1.3 million for the third quarter and $5.6 million for the first nine months of 2008, compared to $4.9 million and $19.3 million for the same periods in 2007. In the second quarter of 2008, the Company exercised a cleanup call to repurchase the remaining securitization transaction that met the criteria of sales in accordance with FASB Statement No. 140. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $39.3 million for the third quarter and $95.3 million for the first nine months of 2008, compared to $24.2 million and $48.2 million for the same periods in 2007. The increase was due to increased crop insurance sales to producers as a result of expanded market coverage and increased commodity prices causing higher insurance premiums.

Interest expense totaled $193.9 million for the third quarter and $622.5 million for the first nine months of 2008, compared to $226.1 million and $643.1 million for the same periods in 2007. The decreases were due to lower borrowing rates, partially offset by higher average borrowings.

Administrative and operating expenses were $103.0 million in the third quarter and $266.0 million for the first nine months of 2008, compared with $83.4 million and $225.1 million for the same periods in 2007. The increases were primarily due to higher costs in support of the Company’s growth initiatives and higher employment costs associated with administering a larger Receivable and Lease portfolio.

During the third quarter and first nine months of 2008, the provision for credit losses totaled $16.1 million and $46.8 million, respectively, compared with $11.6 million and $36.5 million in the same periods in 2007. For the first nine months of 2008, the Company has experienced higher write-offs of construction and forestry equipment retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $12.2 million and $40.7 million for the third quarter and first nine months of 2008, compared with $9.4 million and $32.5 million in the same periods in 2007. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was ..36 percent for the third quarter and .36 percent for the first nine months of 2008, compared with .27 percent and .29 percent for the same periods in 2007. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $53.1 million in the third quarter and $160.9 million for the first nine months of 2008, compared to $53.4 million and $157.4 million for the same periods in 2007. The year-to-date increase was primarily the result of higher average amounts of equipment on operating leases.

The Company’s ratio of earnings to fixed charges was 1.56 to 1 for the third quarter of 2008, compared with 1.54 to 1 for the third quarter of 2007. The ratio of earnings to fixed charges was 1.55 to 1 for the first nine months of 2008 and 2007. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2008	2007	$ Change	% Change
Retail notes:
Agricultural equipment	$1,286.9	$1,044.1	$242.8	23%
Construction and forestry equipment	256.0	341.3	(85.3)	(25)
Commercial and consumer equipment	153.6	176.6	(23.0)	(13)
Total retail notes	1,696.5	1,562.0	134.5	9
Revolving charge accounts	1,304.7	1,089.4	215.3	20
Operating loans	426.4	256.2	170.2	66
Wholesale receivables	4,794.8	4,764.8	30.0	1
Financing leases	80.4	61.1	19.3	32
Equipment on operating leases	137.2	149.8	(12.6)	(8)
Total Receivables and Leases	$8,440.0	$7,883.3	$556.7	7%

	Nine Months
	Ended July 31,
	2008	2007	$ Change	% Change
Retail notes:
Agricultural equipment	$3,609.9	$2,993.3	$616.6	21%
Construction and forestry equipment	688.5	1,045.2	(356.7)	(34)
Commercial and consumer equipment	319.5	401.0	(81.5)	(20)
Total retail notes	4,617.9	4,439.5	178.4	4
Revolving charge accounts	3,192.3	2,676.4	515.9	19
Operating loans	1,655.3	1,063.6	591.7	56
Wholesale receivables	14,155.4	13,168.2	987.2	7
Financing leases	194.0	157.1	36.9	23
Equipment on operating leases	358.0	371.7	(13.7)	(4)
Total Receivables and Leases	$24,172.9	$21,876.5	$2,296.4	10%

Retail note volumes for agricultural equipment increased in the third quarter and first nine months of 2008, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment and commercial and consumer equipment decreased in the third quarter and first nine months of 2008, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment and John Deere commercial and consumer equipment. Revolving charge account volumes increased in the third quarter and first nine months of 2008, when compared to last year, primarily as a result of increased market coverage. Operating loan volumes increased during the third quarter and first nine months of 2008, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes increased during the third quarter and first nine months of 2008, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2008	2007	2007
Retail notes:
Agricultural equipment	$8,734.1	$8,535.8	$7,793.1
Construction and forestry equipment	2,076.7	2,409.1	2,442.2
Commercial and consumer equipment	923.0	1,003.5	1,017.1
Recreational products	9.8	12.3	13.4
Total retail notes	11,743.6	11,960.7	11,265.8
Revolving charge accounts	1,776.0	1,553.3	1,548.7
Operating loans	385.9	286.5	242.9
Wholesale receivables	4,051.6	3,521.3	4,164.6
Financing leases	452.4	430.3	412.4
Equipment on operating leases	985.9	995.2	936.0
Total Receivables and Leases	$19,395.4	$18,747.3	$18,570.4

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2008	2007	2007
Receivables and Leases administered:
Owned by the Company	$17,538.4	$16,596.9	$16,169.1
Owned by the Company – restricted due to securitization securitization	1,857.0	2,150.4	2,401.3
Total Receivables and Leases owned by the Company	19,395.4	18,747.3	18,570.4
Administered – with limited recourse*	120.7	177.9	488.8
Administered – without recourse**	43.8	44.6	25.0
Total Receivables and Leases administered	$19,559.9	$18,969.8	$19,084.2

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2008, October 31, 2007 and July 31, 2007 was $8 million, $25 million and $73 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$14.2	.16%	$14.4	.17%	$13.8	.18%
Construction and forestry equipment	9.0	.43	6.9	.29	6.6	.27
Commercial and consumer equipment	2.1	.23	1.5	.15	1.6	.16
Recreational products
Total retail notes	25.3	.22	22.8	.19	22.0	.20
Revolving charge accounts*	18.4	1.04	15.3	.98	18.8	1.21
Operating loans
Wholesale receivables	.5	.01	.9	.03	1.9	.05
Financing leases	5.7	1.26	4.7	1.09	4.1	.99
Total Receivables	$49.9	.27%	$43.7	.25%	$46.8	.27%

*	Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $192 million, $170 million and $174 million at July 31, 2008, October 31, 2007 and July 31, 2007, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.64 percent, 1.42 percent and 1.54 percent at July 31, 2008, October 31, 2007 and July 31, 2007, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2008		2007		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$19.4	.22%	$21.6	.25%	$20.3	.26%
Construction and forestry equipment	15.9	.77	2.2	.09	2.5	.10
Commercial and consumer equipment	4.3	.47	1.8	.18	1.8	.18
Recreational products	.1	1.02	.1	.81	.1	.75
Total retail notes	39.7	.34	25.7	.21	24.7	.22
Revolving charge accounts	3.3	.19	1.2	.08	1.0	.06
Operating loans	27.1	7.02	3.5	1.22	11.3	4.65
Wholesale receivables	.2		4.5	.13	.9	.02
Financing leases	13.6	3.01	13.3	3.09	10.7	2.59
Total Receivables	$83.9	.46%	$48.2	.27%	$48.6	.28%

The increase in the balance of non-performing construction and forestry equipment retail notes at July 31, 2008 was primarily due to the continued weak U.S. construction market. The increase in non-performing operating loans at July 31, 2008 was due to a payment default on an operating loan to a commercial and consumer equipment customer. A loan-loss provision was recorded for the estimated uncollectible amount.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31,		July 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.5	.02%	$.1	.01%
Construction and forestry equipment	3.8	.72	2.5	.41
Commercial and consumer equipment	.2	.09
Recreational products	.1	3.94	.1	2.86
Total retail notes	4.6	.16	2.7	.10
Revolving charge accounts	7.5	1.80	5.5	1.49
Operating loans	(.4)	(.38)	(.2)	(.30)
Wholesale receivables	.3	.03	.7	.07
Financing leases	.2	.18	.7	.69
Total Receivables	$12.2	.27%	$9.4	.22%

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$1.3	.02%	$(.6)	(.01)%
Construction and forestry equipment	17.0	1.03	11.7	.65
Commercial and consumer equipment	1.1	.16	.5	.07
Recreational products	.3	3.73	.4	3.50
Total retail notes	19.7	.23	12.0	.15
Revolving charge accounts	20.1	1.85	18.3	1.85
Operating loans	(.7)	(.22)	(.4)	(.15)
Wholesale receivables	.3	.01	.7	.02
Financing leases	1.3	.41	1.9	.64
Total Receivables	$40.7	.31%	$32.5	.26%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $171 million at July 31, 2008 compared with $174 million at October 31, 2007 and $168 million at July 31, 2007.

The Company’s allowance for credit losses on all Receivables financed totaled $106 million at July 31, 2008, $99 million at October 31, 2007 and $98 million at July 31, 2007. The allowance for credit losses represented ..58 percent of the total Receivables financed at July 31, 2008, .56 percent at October 31, 2007 and .55 percent at July 31, 2007. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; and the sub-prime credit market crisis. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including the factors discussed in Item 1A) and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission.

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

During the first nine months of 2008, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $445 million in the first nine months of 2008. Net cash provided by financing activities totaled $638 million in the first nine months of 2008, resulting primarily from a net increase in total external borrowings, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $787 million in the first nine months of 2008, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivables with John Deere exceeding collections. Cash and cash equivalents increased $305 million during the first nine months of 2008.

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

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent and 85 percent of the Company’s acquisition volume for the nine months ended July 31, 2008 and 2007, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

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

During the first nine months of 2008, the Company issued $4,050 million of medium-term notes, obtained $644 million of secured borrowings, maintained an average commercial paper balance of $2,756 million and received proceeds of $102 million from sales of Receivables. At July 31, 2008, the Company’s funding profile included $2,675 million of commercial paper, $1,875 million of notes payable related to on-balance sheet securitization funding, $162 million of intercompany loans from Deere & Company, $13,737 million of unsecured term debt, and $1,705 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company’s commercial paper outstanding at July 31, 2008, October 31, 2007 and July 31, 2007 was approximately $2,675 million, $2,679 million and $3,079 million, respectively, while the total cash and cash equivalents position was approximately $496 million, $191 million and $202 million, respectively.

The Company issued $4,054 million and retired $2,588 million of long-term borrowings during the first nine months of 2008. The issuances were primarily medium-term notes. The retirements included $850 million of 3.90% notes due 2008 and the remainder consisted primarily of medium-term notes.

Total interest-bearing indebtedness amounted to $18,467 million at July 31, 2008, compared with $17,118 million at October 31, 2007, and $16,808 million at July 31, 2007. Included in this debt are secured borrowings of $1,875 million, $2,192 million and $2,424 million for the same periods (see Note 5). Total external borrowings increased during the first nine months of 2008 and increased in the past 12 months, generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to John Deere. Total short-term indebtedness amounted to $8,316 million at July 31, 2008, which included $1,875 million of secured borrowings, compared with $8,842 million at October 31, 2007, which included $2,192 million of secured borrowings and $9,012 million at July 31, 2007, which included $2,424 million of secured borrowings, while total long-term indebtedness amounted to $10,151 million, $8,276 million and $7,796 million at these dates, respectively. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 10.8 to 1 at July 31, 2008, compared with 8.8 to 1 at October 31, 2007 and 8.5 to 1 at July 31, 2007.

Stockholder’s equity was $1,705 million at July 31, 2008, compared with $1,955 million at October 31, 2007 and $1,975 million at July 31, 2007. The decrease in the first nine months of 2008 resulted primarily from dividend payments of $465 million and a reduction of retained earnings of $22 million resulting from the adoption of  FIN No. 48, Accounting for Uncertainty in Income Taxes, which were partially offset by net income of $225 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,518 million at July 31, 2008, $1,150 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at July 31, 2008 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

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

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K. The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2008 (see Note 6). The resulting liability for unrecognized tax benefits totaled $28.0 million at July 31, 2008. The timing of future payments related to this liability is not reasonably estimable at this time.

Dividend and Other Events

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $465 million in the first nine months of fiscal 2008. John Deere Credit Company paid comparable dividends to Deere & Company.

In August 2008, the Company issued $350 million of floating rate medium-term notes due in 2010 and entered into interest rate swaps related to these notes, which swapped the floating rate to a fixed rate of 3.80%.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.                                Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	September 2, 2008	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2008 (Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.