Form 10-K
period 2008-10-31
DEERE JOHN CAPITAL CORP
filed 2008-12-18
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2386361 (IRS Employer Identification No.)

1 East First Street, Suite 600 Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
6 % Debentures Due 2009	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

At November 30, 2008, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

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

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers, through direct relationships with agricultural producers or through agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agricultural, commercial and consumer and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company makes loans to certain affiliated companies that directly invest in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2008, the Company had 1,668 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into four major business segments:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding, nutrient management and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment and supplies.

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

John Deere had net income of $2,053 million, or $4.70 per share diluted ($4.76 basic), in 2008, compared with $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007.

John Deere’s net sales and revenues from continuing operations increased 18 percent to $28,438 million in 2008, compared with $24,082 million in 2007. Net sales of the Equipment Operations increased 20 percent in 2008 to $25,803 million from $21,489 million last year. This included a positive effect for currency translation of 4 percent and price changes of 2 percent.  Net sales in the U.S. and Canada increased 9 percent in 2008. Net sales outside the U.S. and Canada increased by 40 percent, which included a positive effect of 10 percent for currency translation.

The agricultural equipment segment had net sales of $16,572 million in 2008, compared to $12,121 million in 2007. The commercial and consumer equipment segment had net sales of $4,413 million in 2008, compared to $4,333 million in 2007. The construction and forestry segment had net sales of $4,818 million in 2008, compared to $5,035 million in 2007. The credit segment had revenues of $2,190 million in 2008, compared to $2,094 million in 2007.

Outlook for John Deere

Given the sudden, sharp downturn in global economic activity, and the ongoing turmoil in world financial markets, the outlook for the year ahead is highly uncertain and its impact on John Deere’s operations is difficult to assess. Subject to the economic uncertainties, Deere & Company’s equipment sales are projected to be about the same for the full year of 2009 and up about 7 percent for the first quarter, compared to the same periods in 2008. Included in the forecast is a negative currency translation impact of about 6 percent for both the full year and first quarter. Deere & Company’s net income is forecast to be about $1.9 billion for 2009 and about $275 million for the first quarter.

Agricultural Equipment.  Worldwide sales of Deere & Company’s agricultural equipment are forecast to increase by about 5 percent for full-year 2009. This includes a negative currency translation impact of about 8 percent.

Farm-machinery industry sales in the U.S. and Canada are forecast to be up about 5 percent for the year, led by an increase in large tractors and combines. Deere & Company expects agricultural commodity prices to remain at healthy levels in 2009, though below the previous year, while costs moderate for key inputs such as fuel and fertilizer. Sales of cotton equipment, small tractors, and equipment commonly used by livestock producers are expected to be lower.

Industry sales in Western Europe are forecast to be down 5 to 10 percent for the year. Sales are expected to be down moderately in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia. While demand in these areas for highly productive farm equipment remains good, sales will depend on the availability and cost of credit. Sales in South American markets are expected to be down 10 to 20 percent in 2009, with the decline related to credit access in Brazil and drought conditions in Argentina.

Commercial and Consumer Equipment.  Reflecting the U.S. housing market decline and recessionary economic conditions, Deere & Company’s commercial and consumer equipment sales are projected to be down about 6 percent for the year. The segment expects sales gains from new products to partly offset the impact of the economic decline.

Construction and Forestry.  U.S. markets for construction and forestry equipment are forecast to remain under pressure due to further deterioration in the already weakened housing sector, a steep decline in nonresidential construction, and negative economic growth. The global economic slowdown is expected to lead to a lower level of forestry equipment sales in both the U.S. and Europe. Subject to the economic uncertainties discussed earlier, Deere & Company’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 12 percent for the year. Despite the poor economic climate, Deere & Company sales are expected to benefit from innovative new products.

Credit.  Subject to the uncertainty associated with present economic conditions, net income for 2009 for the credit operations, which includes the Company, is forecast to be approximately $300 million. The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment. The Company’s net income for 2009, which does not include the credit operations in Canada, Brazil and Finland or the wind energy operations in the U.S., is projected to be approximately $250 million for 2009.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company’s operations. The Company also makes loans to certain affiliated companies that directly invest in wind energy projects. In addition, the Company and John Deere have joint access to certain lines of credit of the Company.

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative and other factors that influence demand for its products. The majority of the Company’s businesses are affected by changes in interest rates, demand for credit and competition.

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

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2008 and 2007, the Company’s ratios were 1.52 to 1 and 1.54 to 1, respectively, and never less than 1.43 to 1 and 1.54 to 1 for any fiscal quarter of 2008 and 2007, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company.  Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2008 and 2007, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

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

Finance Rates on Retail Notes

As of October 31, 2008 and 2007, approximately 90 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 2 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2008	2007	2008	2007
Retail notes	54	52	34	35
New equipment:
Agricultural equipment	55	55	33	34
Construction and forestry equipment	45	45	35	33
Commercial and consumer equipment	50	48	38	37
Used equipment:
Agricultural equipment	57	57	34	38
Construction and forestry equipment	44	43	35	32
Commercial and consumer equipment	54	54	39	36
Financing leases	41	42	32	34
Equipment on operating leases	35	36	31	32

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2008 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year or less	One to five years		Over five years
		Fixed rate	Variable rate	Fixed rate	Variable rate	2008 Total	2007	2006	2005	2004

Retail notes:
Agricultural equipment	$2,797	$5,108	$731	$167	$34	$8,837	$8,536	$7,331	$6,209	$4,451
Construction and forestry equipment	867	1,119				1,986	2,409	2,388	1,980	1,406
Commercial and consumer equipment	351	530	1	15		897	1,004	1,022	1,022	984
Recreational products	2	4		3		9	12	17	23	33
Total retail notes	4,017	6,761	732	185	34	11,729	11,961	10,758	9,234	6,874
Revolving charge accounts						1,825	1,553	1,512	1,527	1,444
Operating loans						358	287	379	384	380
Wholesale receivables						3,571	3,521	3,699	3,651	3,480
Financing leases						418	430	421	412	406
Equipment on operating leases						1,053	995	900	794	758
Total Receivables and Leases						$18,954	$18,747	$17,669	$16,002	$13,342

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2008	2007	2006	2005	2004
U.S.	$16,562	$16,199	$15,378	$13,753	$11,145
Outside the U.S.	2,392	2,548	2,291	2,249	2,197
Total Receivables and Leases	$18,954	$18,747	$17,669	$16,002	$13,342

Delinquencies

Total Receivable amounts 60 days or more past due representing the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2008	2007	2006	2005	2004
U.S.	$38.9	$39.7	$39.5	$27.1	$36.2
Outside the U.S.	5.9	4.0	3.8	5.5	4.2
Total	$44.8	$43.7	$43.3	$32.6	$40.4

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2008	2007	2006	2005	2004
U.S.	$63.2	$31.1	$22.7	$55.4	$48.0
Outside the U.S.	16.4	17.1	9.6	11.7	8.9
Total	$79.6	$48.2	$32.3	$67.1	$56.9

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2008	2007	2006	2005	2004

Allowance for credit losses, beginning of year	$99.2	$92.8	$96.4	$112.6	$123.8

Provision for credit losses	66.8	53.7	30.5	5.9	32.3

Write-offs:
Retail notes:
Agricultural equipment	(3.7)	(1.5)	(1.1)	(1.4)	(5.3)
Construction and forestry equipment	(30.9)	(18.9)	(11.2)	(4.2)	(7.0)
Commercial and consumer equipment	(1.9)	(1.3)	(.8)	(.9)	(.9)
Recreational products	(.8)	(.9)	(.6)	(1.3)	(1.7)
Total retail notes	(37.3)	(22.6)	(13.7)	(7.8)	(14.9)
Revolving charge accounts	(39.8)	(36.0)	(33.3)	(29.7)	(21.5)
Operating loans	(.3)	(3.7)	(2.9)	(3.0)	(6.5)
Wholesale receivables	(1.0)	(2.8)	(1.9)	(2.4)	(8.1)
Financing leases	(2.3)	(3.2)	(2.5)	(1.3)	(5.0)
Total write-offs	(80.7)	(68.3)	(54.3)	(44.2)	(56.0)

Recoveries:
Retail notes:
Agricultural equipment	2.7	2.8	3.2	3.3	3.6
Construction and forestry equipment	3.3	1.5	2.1	2.1	2.2
Commercial and consumer equipment	.7	.5	.5	.4	.5
Recreational products	.3	.3	.6	.6	.7
Total retail notes	7.0	5.1	6.4	6.4	7.0
Revolving charge accounts	12.4	11.8	10.4	9.3	7.7
Operating loans	1.0	1.1	.5	3.3	3.8
Wholesale receivables	.6	1.4	2.5	2.0	1.3
Financing leases	.1	.2	.2	.9	1.9
Total recoveries	21.1	19.6	20.0	21.9	21.7
Total net write-offs	(59.6)	(48.7)	(34.3)	(22.3)	(34.3)

Other changes (primarily translation adjustments)	(1.2)	1.4	.2	.2	(9.2)

Allowance for credit losses, end of year	$105.2	$99.2	$92.8	$96.4	$112.6

Total net write-offs as a percentage of average Receivables	.33%	.29%	.22%	.16%	.30%

Allowance as a percentage of total Receivables, end of year	.59%	.56%	.55%	.63%	.89%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2008	2007	2006	2005	2004

Allowance for credit losses, beginning of year	$9.6	$9.2	$9.6	$17.0	$16.0

Provision for credit losses	1.3	.5	(.2)	(5.7)	(.7)

Write-offs	(1.6)	(1.5)	(1.1)	(1.8)	(1.5)
Recoveries	.4	.4	.7	.5	1.1
Total net write-offs	(1.2)	(1.1)	(.4)	(1.3)	(.4)

Other changes (primarily translation adjustments)	(1.5)	1.0	.2	(.4)	2.1

Allowance for credit losses, end of year	$8.2	$9.6	$9.2	$9.6	$17.0

Total net write-offs as a percentage of average Receivables from outside the U.S.	.05%	.05%	.02%	.06%	.02%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.35%	.38%	.41%	.43%	.78%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2008		2007		2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.8	50%	$17.8	48%	$17.7	44%	$17.2	41%	$19.3	36%
Construction and forestry equipment	43.3	11	40.9	13	34.9	14	32.1	13	30.9	11
Commercial and consumer equipment	2.5	5	2.6	6	2.6	6	3.1	7	3.7	8
Recreational products	1.8		2.2		1.1		1.3		2.1
Total retail notes	63.4	66	63.5	67	56.3	64	53.7	61	56.0	55
Revolving charge accounts	21.2	10	19.1	9	17.3	9	16.9	10	22.3	11
Operating loans	8.1	2	3.7	2	3.8	2	9.1	2	9.1	3
Wholesale receivables	7.0	20	7.7	20	7.5	22	7.6	24	15.1	28
Financing leases	5.5	2	5.2	2	7.9	3	9.1	3	10.1	3
Total	$105.2	100%	$99.2	100%	$92.8	100%	$96.4	100%	$112.6	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2008		2007		2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$97.0	87%	$89.6	86%	$83.6	87%	$86.8	86%	$95.6	84%
Outside the U.S.	8.2	13	9.6	14	9.2	13	9.6	14	17.0	16
Total	$105.2	100%	$99.2	100%	$92.8	100%	$96.4	100%	$112.6	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agricultural equipment, commercial and consumer equipment, and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2008 and 2007.

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

The Thrift holds a federal charter issued by the Office of Thrift Supervision (OTS) and is subject to federal regulation and examination by the OTS. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis.

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

Governmental Actions.  With respect to the current global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s business.

In addition, to the extent that the Company participates in governmental programs designed to address current conditions, both in the U.S. and outside the U.S., there is no assurance such programs will remain available for sufficient periods of time or on acceptable terms to benefit the Company, and the expiration of such programs could have unintended adverse effects. In addition, certain competitors may be eligible for certain programs that the Company is ineligible for, which may create a competitive disadvantage.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008 to stabilize and provide liquidity to U.S. financial markets. There can be no assurance as to the actual impact of the implementing regulations of the EESA, or any other governmental program, on the financial markets. The Company’s business, financial condition, results of operations and access to credit could be materially and adversely affected if the financial markets fail to stabilize, or if current financial market conditions worsen.

The Company may also become subject to additional restrictions pursuant to participation in the EESA’s specific programs. For example, the Company’s participation in the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program will require the payment of certain fees to the FDIC. The costs of participation or non-participation in any such program, as well as the effect of such programs on the Company’s results of operations, cannot be reliably determined at this time.

Economic Condition and Outlook.  Recent significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s operations could be adversely impacted by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for John Deere’s equipment. Current negative economic conditions and negative outlook have decreased housing starts and other construction and dampened demand for certain construction equipment. John Deere’s commercial and consumer equipment and construction and forestry segments are dependent on construction activity and general economic conditions. A significant or prolonged decline in  construction activity and housing starts could have a material adverse effect on John Deere’s results of operations if current economic difficulties, as well as depressed housing markets, continue into the foreseeable future.  If the current economic conditions extend to the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales.

The volatility in global financial markets has reached unprecedented levels. Global financial market downturns began in the second half of 2007, and significantly increased during the fourth quarter of 2008. Volatile oil prices, falling equity market values, declining business, weakened consumer confidence, and risks of increased inflation and deflation and increased unemployment rates have created fears of a severe recession. Conditions in the global financial markets and general economy materially affect John Deere’s results of operations. The demand for John Deere’s products and services could be adversely affected in an economic crisis characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower business investment.

The current economic downturn and market volatility have adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. In recent weeks, the credit markets have reached unprecedented levels of volatility, resulting in reduced levels of liquidity and disruption of domestic and foreign financial markets. If current levels of market disruption and volatility continue or worsen, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provisions for credit losses.

Currency Fluctuations.  The reporting currency for the Company’s consolidated financial statements is the U.S. dollar.  Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a continuing and significant impact on the Company’s results.

Consumer Attitudes.  The confidence John Deere’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on Deere & Company’s sales. Current negative economic conditions could significantly impair customer confidence making them reluctant to purchase equipment or borrow the funds for such purchases, which could have a negative impact on Deere & Company’s equipment sales and the Company’s financing revenues. John Deere’s ability to match its new product offerings to its customers’ anticipated preferences for different types and sizes of equipment is important as well.

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

The risks identified above should be considered in conjunction with “Management’s Discussion and Analysis” beginning on page 13, and, specifically, the other risks described in the “Safe Harbor Statement” on page 21. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment, Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Urbandale, Iowa; Reno, Nevada; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Getafe, Spain.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. In 2008, Deere & Company increased its investment in John Deere Credit Company by $400 million. In turn, John Deere Credit Company increased its investment in the Company by $400 million. The Company declared and paid cash dividends to John Deere Credit Company of $465 million in 2008 and $525 million in 2007. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and makes loans to certain affiliated companies that directly invest in wind energy projects.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Demand for productive agricultural machinery has continued to be strong due in large part to the financial health of the farm sector. Industry sales of farm machinery in the U.S. and Canada in 2009 are expected to be up about 5 percent for the year, led by an increase in large tractors and combines. Industry sales in Western Europe are forecast to be down 5 to 10 percent. Sales in South American markets are expected to be down 10 to 20 percent in 2009. John Deere’s agricultural equipment net sales were up

37 percent for 2008 and are forecast to be up approximately 5 percent in 2009. John Deere’s commercial and consumer equipment net sales were up 2 percent in 2008, including an increase of about 6 percent from a landscapes acquisition in May 2007. John Deere’s commercial and consumer equipment sales are forecast to be down about 6 percent in 2009, reflecting the U.S. housing decline and recessionary economic conditions. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2009 due to further deterioration in the housing sector, declines in nonresidential construction and negative economic growth. John Deere’s construction and forestry net sales decreased 4 percent in 2008 and are forecast to be down approximately 12 percent in 2009. Net income for the Company in 2009 is expected to decrease to approximately $250 million. The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment.

Items of concern for the Company include the sharp downturn in global economic activity and the turmoil in financial markets. Significant fluctuations in currency translation rates could also impact the Company’s results.

In spite of the present economic situation, Deere & Company remains encouraged by its growth prospects and believes that trends favorable to its businesses remain intact. These trends include increasing global demand for farm commodities and renewable fuels, as well as a growing need over time for housing and infrastructure.

2008 Compared with 2007

Consolidated net income was $282.4 million for the year, compared with $311.2 million last year. The lower results for the year were primarily due to an increase in average leverage, higher administrative and operating expenses, foreign exchange losses and an increase in the provision for credit losses, partially offset by growth in the portfolio and increased commissions from crop insurance. The ratio of earnings to fixed charges was 1.52 to 1 for 2008, compared with 1.54 to 1 for 2007.

Revenues totaled $1,967 million in 2008 and 2007. Finance income earned on retail notes totaled $861 million in 2008, compared to $852 million in 2007. The increase was primarily due to a 6 percent increase in the average retail note portfolio balances, partially offset by lower financing rates. Lease revenues increased $13 million to $332 million in 2008, primarily due to a 4 percent increase in the average balance of leases. Revenues earned on revolving charge accounts amounted to $227 million in 2008, a 2 percent increase over revenues of $222 million earned during 2007. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates. Finance income earned on wholesale receivables decreased $62 million, to $303 million in 2008, from $365 million in 2007. The decrease was primarily due to lower financing rates and a 3 percent decrease in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $23 million in 2008, compared with $27 million in 2007. The decrease was primarily due to lower financing rates. Revenues earned from Deere & Company totaled $542 million in 2008 compared to $555 million a year ago.

Income on receivables sold totaled $6 million in 2008, compared with $22 million in 2007. Income on receivables sold relates to Receivables sold to other financial institutions or limited-purpose business trusts and primarily includes the interest earned on interests that continue to be held by the Company, reimbursed administrative expenses received and the net gain on Receivables sold, including adjustments to prior sales related to cleanup calls and revaluations of interests that continue to be held and the related permanent impairments.

Crop insurance commissions totaled $139 million in 2008, compared with $76 million in 2007. The increase was primarily due to increased crop insurance sales to producers as a result of expanded market coverage and increased commodity prices causing higher insurance premiums.

Interest expense totaled $839 million in 2008, compared with $878 million in 2007. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 5.4 percent in 2007 to 4.7 percent in 2008, partially offset by higher average borrowings.

Administrative and operating expenses totaled $373 million in 2008, compared with $308 million in 2007. The increase was primarily due to higher crop insurance commission expenses and higher employment costs associated with administering a larger Receivable and Lease portfolio.

The provision for credit losses was $67 million in 2008, compared with $54 million in 2007. The Company has experienced higher write-offs of construction and forestry retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $60 million during 2008, compared with $49 million in 2007. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was ..37 percent for 2008 and .31 percent for 2007.

Depreciation of equipment on operating leases totaled $216 million in 2008, compared with $212 million in 2007. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2008 totaled $33,404 million, compared with volumes of $29,548 million during 2007. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 13 percent higher in 2008 compared to last year. Receivables and Leases held by the Company at October 31, 2008 totaled $18,954 million, compared with $18,747 million at October 31, 2007. For the 2008 and 2007 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2008	2007	% Change	2008	2007	% Change
Retail notes:
Agricultural equipment	$5,055.2	$4,476.2	13%	$8,836.6	$8,535.8	4%
Construction and forestry equipment	953.6	1,372.1	(31)	1,986.5	2,409.1	(18)
Commercial and consumer equipment	433.9	524.4	(17)	896.8	1,003.5	(11)
Recreational products				9.2	12.3	(25)
Total retail notes	6,442.7	6,372.7	1	11,729.1	11,960.7	(2)
Revolving charge accounts	4,352.8	3,603.1	21	1,825.1	1,553.3	17
Operating loans	2,187.2	1,382.8	58	357.9	286.5	25
Wholesale receivables	19,610.9	17,431.0	13	3,570.6	3,521.3	1
Financing leases	254.0	221.1	15	417.9	430.3	(3)
Equipment on operating leases	556.3	537.7	3	1,053.4	995.2	6
Total Receivables and Leases	$33,403.9	$29,548.4	13%	$18,954.0	$18,747.3	1%

Retail note volumes for agricultural equipment increased primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment and commercial and consumer equipment decreased primarily due to decreases in retail sales of John Deere construction and forestry equipment and John Deere commercial and consumer equipment. Revolving charge account volumes increased primarily as a result of increased market coverage and increased farm input costs. Operating loan volumes increased primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2008	October 31, 2007
Receivables and Leases administered:
Owned by the Company	$17,361.5	$16,596.9
Owned by the Company – restricted due to securitization	1,592.5	2,150.4
Total Receivables and Leases owned by the Company	18,954.0	18,747.3
Administered - with limited recourse*	118.7	177.9
Administered - without recourse**	44.0	44.6
Total Receivables and Leases administered	$19,116.7	$18,969.8

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2008 and 2007 was $8 million and $25 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 90 percent of the total retail note portfolio at October 31, 2008 and 2007.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $45 million at October 31, 2008, compared with $44 million at October 31, 2007. In addition, these past due amounts represented .25 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $163 million and $170 million at October 31, 2008 and 2007, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.39 percent at October 31, 2008 and 1.42 percent at October 31, 2007. See Note 3 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $174 million at October 31, 2008 and 2007. The Company’s allowance for credit losses on all Receivables financed at October 31, 2008 totaled $105 million and represented .59 percent of the total Receivables financed, compared with $99 million and .56 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2007 Compared with 2006

Consolidated net income was $311.2 million for the fiscal year ended October 31, 2007, compared with $291.2 million in 2006. The higher results for 2007 were primarily due to growth in the portfolio, partially offset by higher administrative and operating expenses and higher provision for credit losses. The ratio of earnings to fixed charges was 1.54 to 1 for 2007, compared with 1.60 to 1 for 2006.

Revenues totaled $1,967 million in 2007, compared to $1,705 million in 2006. Revenues increased primarily due to a 7 percent increase in the average balance of Receivables and Leases financed and higher financing rates. Finance income earned on retail notes totaled $852 million in 2007, up $139 million compared to $713 million in 2006. The increase was primarily due to a 12 percent increase in the average retail note portfolio balances and higher financing rates. Lease revenues increased $33 million to $319 million in 2007, primarily due to a 12 percent increase in the average balance of equipment on operating leases. Revenues earned on revolving charge accounts amounted to $222 million in 2007, a 6 percent increase over revenues of $210 million earned during 2006. The increase was primarily due to an increase in Farm Plan™ and PowerPlan® average receivables in 2007, compared with 2006. Finance income earned on wholesale receivables increased $10 million, to $365 million in 2007, from $355 million in 2006. The increase was primarily due to higher financing rates. Revenues earned on operating loans amounted to $27 million in 2007 and 2006. Revenues earned from Deere & Company totaled $555 million in 2007 compared to $468 million in 2006.

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

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2007 totaled $29,548 million, compared with volumes of $29,557 million during 2006. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 2 percent higher in 2007 compared to 2006. Receivables and Leases held by the Company at October 31, 2007 totaled $18,747 million, compared with $17,669 million at October 31, 2006. For the 2007 and 2006 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

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

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2007	October 31, 2006
Receivables and Leases administered:
Owned by the Company	$16,596.9	$15,495.2
Owned by the Company – restricted due to securitization	2,150.4	2,173.4
Total Receivables and Leases owned by the Company	18,747.3	17,668.6
Administered - with limited recourse*	177.9	932.3
Administered - without recourse**	44.6	21.4
Total Receivables and Leases administered	$18,969.8	$18,622.3

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

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $174 million at October 31, 2007, compared to $177 million at October 31, 2006. The Company’s allowance for credit losses on all Receivables financed at October 31, 2007 totaled $99 million and represented .56 percent of the total Receivables financed, compared with $93 million and .55 percent, respectively, at October 31, 2006. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The aggregate cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $598 million in 2008. Net cash provided by financing activities totaled $1,427 million resulting from a net increase in external borrowings and a capital investment from Deere & Company, partially offset by dividends paid to John Deere Credit Company, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,163 million in 2008, primarily due to the cost of Receivables and Leases acquired exceeding collections and the cost of notes receivable with John Deere exceeding collections. Cash and cash equivalents increased $892 million during 2008.

Over the last three years, operating activities have provided $1,674 million in cash. In addition, the sale of Receivables and Leases provided $461 million, an increase in total net borrowings provided $4,289 million and a capital investment from Deere & Company provided $400 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections by $4,751 million, and to pay $1,075 million in dividends. Cash and cash equivalents also increased $832 million over the three-year period.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent and 85 percent of the Company’s acquisition volume for 2008 and 2007, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity and the recent significant changes in credit market liquidity, sources of funds for the Company have been impacted. However, because of the funding sources that are available, the Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may also be provided through loans from John Deere. At October 31, 2008, $2,082 million of commercial paper of the Capital Corporation was guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (see Notes 7 and 22 of the consolidated financial statements). If the Capital Corporation issues certain maturities of commercial paper and senior unsecured debt issued following year end, that debt would also be guaranteed under the same program. The Company’s commercial paper outstanding at October 31, 2008 and 2007 was approximately $2,814 million and $2,679 million, respectively, while the total cash and cash equivalents position was $1,083 million and $191 million, respectively.

During 2008, the Company issued $5,542 million of medium-term notes, obtained $644 million of secured borrowings, maintained an average commercial paper balance of $2,732 million and received proceeds of $89 million from sales of Receivables. At October 31, 2008, the Company’s funding profile included $2,814 million of commercial paper, $1,618 million of notes payable related to on-balance sheet securitization funding, $316 million of intercompany loans from Deere & Company, $13,672 million of unsecured term debt, and $2,065 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company issued $5,559 million and retired $3,876 million of long-term borrowings during the year. The issuances were primarily medium-term notes. The retirements included $850 million of 3.90% Notes due 2008 and the remainder consisted primarily of medium-term notes.

Total interest-bearing indebtedness amounted to $18,424 million at October 31, 2008, compared with $17,118 million at October 31, 2007. Included in this debt are secured borrowings of $1,618 million and $2,192 million for the same periods. Total external borrowings have increased generally corresponding with the level of the Receivable and Lease portfolio, the level of cash and cash equivalents and the change in payable to Deere & Company. Total short-term indebtedness amounted to $7,894 million at October 31, 2008, which included $1,618 million of secured borrowings, compared with $8,842 million at October 31, 2007, which included $2,192 million of secured borrowings, while total long-term indebtedness amounted to $10,530 million at October 31, 2008 and $8,276 million at October 31, 2007. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.9 to 1 and 8.8 to 1 at October 31, 2008 and 2007, respectively.

Stockholder’s equity was $2,065 million at October 31, 2008, compared with $1,955 million and $2,154 million at October 31, 2007 and 2006, respectively.  The increase in 2008 was primarily due to Deere & Company’s additional $400 million investment in John Deere Credit Company, which in turn increased its investment in the Capital Corporation, net income of $282 million, partially offset by dividend payments of $465 million, a reduction of retained earnings of $22 million resulting from adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes and an unrealized loss on derivatives of $32 million, and a decrease in the cumulative translation adjustment of $53 million.

The Capital Corporation declared and paid cash dividends to John Deere Credit Company of $465 million in 2008 and $525 million in 2007. In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,508 million at October 31, 2008, $1,534 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at October 31, 2008 was a long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements. For information regarding Deere & Company and its business, see Business of John Deere, Outlook for John Deere, Relationships of the Company with John Deere above and Exhibit 99.

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

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements involve certain factors that are subject to change, including changing worldwide economic conditions. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; governmental banking, monetary and fiscal policies; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates; and the sub-prime credit market crisis.

With respect to the current global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s business.  Recent significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s operations could be adversely impacted by changes in the equity and bond markets, which could negatively affect earnings.

The current economic downturn and market volatility have adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If current levels of market disruption and volatility continue or worsen, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Off-Balance Sheet Arrangements

At October 31, 2008, the Company had $197 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately one year.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2008 the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $824 million at October 31, 2008. The Company believes that the likelihood of the occurrence of the events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2008, the Company’s accrued liability under the Agreement was not material.

The Company also had other miscellaneous contingent liabilities totaling approximately $11 million at October 31, 2008, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2008 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2008 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
Total debt*	$18,230	**	$7,174	$5,508	$3,998	$1,550
Interest on debt	1,887		610	720	275	282
Purchase obligations	15		4	5	4	2
Operating leases	5		3	2
Total obligations	$20,137		$7,791	$6,235	$4,277	$1,834

*                                         Principal payments.

**                                  Notes payable of $1,618 million classified as short-term on the balance sheet related to securitization of retail notes are included in this table based on the expected payment schedule (see Note 7).

The table above does not include unrecognized tax benefit liabilities of approximately $35 million at October 31, 2008 since the timing of future payments is not reasonably estimable at this time (see Note 14 to the consolidated financial statements). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 17 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 8 and 9, respectively, to the consolidated financial statements.

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

The total allowance for credit losses at October 31, 2008, 2007, and 2006 were $105 million, $99 million, and $93 million, respectively. The increases in 2008 and 2007 were primarily due to the growth in the Receivable portfolio.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 3 basis point and 16 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 10 basis point increase or decrease in estimated loss experience on the Receivable portfolios would result in an increase or decrease of approximately $18 million to the allowance for credit losses at October 31, 2008.

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

The total operating lease residual values at October 31, 2008, 2007 and 2006 were $663 million, $587 million and $511 million, respectively.  The increases in 2008 and 2007 were primarily due to the higher levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 5 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $13 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2008 would have been approximately $25 million. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2007 would have been approximately $66 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. John Deere Capital Corporation’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2008 and 2007, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2008 and 2007, were $2,575 thousand and $2,196 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2008 and 2007, were $236 thousand and $228 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2008 and 2007.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2008 and 2007.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2008 proxy statement.  During the fiscal year ended October 31, 2008, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

Date:                    December 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Robert W. Lane, James A. Israel and Gregory R. Noe, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ R. W. Lane	Director, Chairman and	)
R. W. Lane	Principal Executive Officer	)
)
)
/s/ Samuel R. Allen	Director	)
Samuel R. Allen		)
)
)
/s/ David C. Everitt	Director	)	December 18, 2008
David C. Everitt		)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ James A. Israel	Director and President	)
James A. Israel		)

Signature	Title		Date

/s/ M. J. Mack, Jr.	Director, Senior Vice President	)
M. J. Mack, Jr.	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ Daniel C. McCabe	Director	)
Daniel C. McCabe		)
)
)
/s/ Stephen Pullin	Director	)	December 18, 2008
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP

111 S. Wacker Drive

Chicago, Illinois  60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2008 and 2007 and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity and of consolidated cash flows for each of the three years in the period ended October 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2008

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2008, 2007 and 2006

(in millions)

	2008	2007	2006
Revenues
Finance income earned on retail notes	$860.5	$851.9	$713.4
Lease revenues	331.7	318.7	285.7
Revolving charge account income	227.2	222.1	210.2
Finance income earned on wholesale receivables	302.5	364.8	354.5
Operating loan income	22.9	26.8	26.6
Income on receivables sold	6.3	22.3	28.7
Crop insurance commissions	139.1	75.5	35.3
Other income	77.2	84.8	51.0
Total revenues	1,967.4	1,966.9	1,705.4
Expenses
Interest expense	838.7	877.9	726.9
Operating expenses:
Administrative and operating expenses	373.0	307.6	273.9
Provision for credit losses	66.8	53.7	30.5
Fees paid to John Deere	35.8	36.0	41.6
Depreciation of equipment on operating leases	216.0	212.1	189.8
Total operating expenses	691.6	609.4	535.8
Total expenses	1,530.3	1,487.3	1,262.7
Income of consolidated group before income taxes	437.1	479.6	442.7
Provision for income taxes	155.7	168.7	151.8
Income of consolidated group	281.4	310.9	290.9
Equity in income of unconsolidated affiliates	1.0	.3	.3
Net income	282.4	311.2	291.2
Dividends paid	(465.1)	(525.0)	(85.0)
Retained earnings at beginning of the year	1,065.6	1,300.9	1,094.7
Retained earnings at end of the year	$882.9	$1,087.1	$1,300.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2008 and 2007

(in millions)

	2008	2007
Assets
Cash and cash equivalents	$1,082.6	$190.8
Receivables:
Retail notes	10,136.6	9,810.3
Restricted securitized retail notes	1,592.5	2,150.4
Revolving charge accounts	1,825.1	1,553.3
Operating loans	357.9	286.5
Wholesale receivables	3,570.6	3,521.3
Financing leases	417.9	430.3
Total receivables	17,900.6	17,752.1
Allowance for credit losses	(105.2)	(99.2)
Total receivables – net	17,795.4	17,652.9
Other receivables	25.4	35.8
Equipment on operating leases – net	1,053.4	995.2
Notes receivable from John Deere	799.3	586.5
Investments in unconsolidated affiliates	5.4	5.2
Other assets	552.1	295.1
Total Assets	$21,313.6	$19,761.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$2,814.5	$2,679.2
Other notes payable	1,622.2	2,199.0
John Deere	315.6	127.8
Current maturities of long-term borrowings	3,141.9	3,835.9
Total short-term borrowings	7,894.2	8,841.9
Accounts payable and accrued expenses	583.4	455.6
Deposits withheld from dealers and merchants	173.5	174.4
Deferred income taxes	67.9	59.0
Long-term borrowings	10,529.7	8,276.1
Total liabilities	19,248.7	17,807.0
Commitments and contingencies (Note 17)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	1,212.8	812.8
Retained earnings	882.9	1,087.1
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	9.2	61.7
Unrealized gain on investments		1.2
Unrealized loss on derivatives	(40.0)	(8.3)
Total accumulated other comprehensive income (loss)	(30.8)	54.6
Total stockholder’s equity	2,064.9	1,954.5
Total Liabilities and Stockholder’s Equity	$21,313.6	$19,761.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2008, 2007 and 2006

(in millions)

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$282.4	$311.2	$291.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	66.8	53.7	30.5
Provision for depreciation and amortization	224.0	218.5	194.5
Provision (credit) for deferred income taxes	36.3	(37.9)	(3.7)
Undistributed earnings of unconsolidated affiliates	(1.0)	(.3)	(.3)
Change in accounts payable and accrued expenses	54.4	44.6	23.1
Change in accrued income taxes payable/receivable	9.9	15.2	(15.5)
Other	(74.9)	(9.9)	(38.9)
Net cash provided by operating activities	597.9	595.1	480.9

Cash Flows from Investing Activities:
Cost of receivables acquired	(32,847.6)	(29,010.7)	(29,049.8)
Collections of receivables	32,119.3	28,160.1	27,478.6
Cost of equipment on operating leases acquired	(556.3)	(537.7)	(507.2)
Proceeds from sales of equipment on operating leases	286.2	201.3	163.3
Purchases of property and equipment	(9.2)	(2.1)	(153.8)
Cost of notes receivable with John Deere	(398.1)	(521.4)	(110.8)
Collection of notes receivable with John Deere	185.3	173.5
Proceeds from sales of receivables	88.9	228.8	143.2
Change in restricted cash	(7.2)	74.3	(49.1)
Other	(24.7)	11.3	7.8
Net cash used for investing activities	(1,163.4)	(1,222.6)	(2,077.8)

Cash Flows from Financing Activities:
Increase in commercial paper – net	219.0	284.4	575.4
Increase (decrease) in other notes payable – net	(576.3)	(7.9)	843.0
Increase (decrease) in payable with John Deere – net	188.9	(50.4)	(96.8)
Proceeds from issuance of long-term borrowings	5,558.6	3,513.8	2,669.7
Payments of long-term borrowings	(3,876.2)	(2,513.2)	(2,442.6)
Dividends paid	(465.1)	(525.0)	(85.0)
Capital investment	400.0
Other	(22.3)	(11.6)
Net cash provided by financing activities	1,426.6	690.1	1,463.7

Effect of exchange rate changes on cash and cash equivalents	30.7	9.0	2.2
Net increase (decrease) in cash and cash equivalents	891.8	71.6	(131.0)
Cash and cash equivalents at the beginning of year	190.8	119.2	250.2
Cash and cash equivalents at the end of year	$1,082.6	$190.8	$119.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2006, 2007 and 2008

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2005	$1,940.0	$812.8	$1,094.7	$32.5
Comprehensive income
Net income	291.2		291.2
Other comprehensive income (loss)
Cumulative translation adjustment	9.7			9.7
Unrealized loss on investments	(3.3)			(3.3)
Unrealized gain on derivatives	1.1			1.1
Total comprehensive income	298.7
Dividends paid	(85.0)		(85.0)
Balance October 31, 2006	2,153.7	812.8	1,300.9	40.0
Comprehensive income
Net income	311.2		311.2
Other comprehensive income (loss)
Cumulative translation adjustment	33.6			33.6
Unrealized loss on investments	(2.3)			(2.3)
Unrealized loss on derivatives	(16.7)			(16.7)
Total comprehensive income	325.8
Dividends paid	(525.0)		(525.0)
Balance October 31, 2007	1,954.5	812.8	1,087.1	54.6
Comprehensive income
Net income	282.4		282.4
Other comprehensive income (loss)
Cumulative translation adjustment	(52.5)			(52.5)
Unrealized loss on investments	(1.2)			(1.2)
Unrealized loss on derivatives	(31.7)			(31.7)
Total comprehensive income	197.0
Adjustment to adopt FIN No. 48	(21.5)		(21.5)
Dividends paid	(465.1)		(465.1)
Capital investment	400.0	400.0
Balance October 31, 2008	$2,064.9	$1,212.8	$882.9	$(30.8)

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which the Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) primarily related to the securitization of financing receivables for secured borrowings are consolidated since the Company is the primary beneficiary. The Capital Corporation records its investment in each unconsolidated affiliated company at its related equity in the net assets of such affiliate.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms. Crop insurance commissions are recorded on a straight-line basis over the coverage period of the crop insurance policy.

Securitization of Receivables

Certain financing receivables are periodically transferred to special purpose entities (SPEs) in securitization transactions (see Note 4). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Restricted securitized retail notes.”  The Company recognizes finance income over the lives of these retail notes using the interest method.

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in net income. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 18).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net gain (loss) for 2008, 2007 and 2006 was $(13.3) million, $1.3 million and $(.5) million, respectively.

New Accounting Standard Adopted

In the first quarter of 2008, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard was adopted at the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings as required. The cumulative effect of adoption increased assets by $13.2 million, increased liabilities by $34.7 million and decreased retained earning by $21.5 million (see Note 14).

New Accounting Standards to be Adopted

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. The effective date is the second quarter of fiscal year 2009. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

Variable Interest Entities

The Company is the primary beneficiary of certain VIEs that are SPEs related to the securitization of receivables. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, these SPEs were consolidated. The SPEs included assets (restricted retail notes) of $1,259 million and $1,494 million at October 31, 2008 and 2007, respectively. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table in Note 4.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2008		2007
	Unrestricted	Restricted	Unrestricted	Restricted
Agricultural equipment – new	$5,252.0	$536.6	$4,904.8	$843.5
Agricultural equipment – used	3,265.0	783.4	2,844.5	1,045.4
Construction and forestry equipment – new	1,589.9	374.7	1,993.8	456.2
Construction and forestry equipment – used	152.9	50.4	126.7	85.3
Commercial and consumer equipment – new	935.6		1,052.4
Commercial and consumer equipment – used	61.2		72.8
Recreational products	13.0		16.6
Total	11,269.6	1,745.1	11,011.6	2,430.4
Unearned finance income:
Equipment	(1,129.2)	(152.6)	(1,195.9)	(280.0)
Recreational products	(3.8)		(5.4)
Total	(1,133.0)	(152.6)	(1,201.3)	(280.0)
Retail notes receivable	$10,136.6	$1,592.5	$9,810.3	$2,150.4

Retail notes acquired by the Company during the years ended October 31, 2008, 2007 and 2006 had an average original term (based on dollar amounts) of 54, 52 and 53 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2008, 2007 and 2006 was 34, 35 and 34 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

2008

2007

	Unrestricted	Restricted	Unrestricted	Restricted
Due in:
0-12 months	$3,800.7	$708.6	$3,826.2	$782.4
13-24 months	2,973.8	557.8	2,994.8	713.7
25-36 months	2,128.6	316.0	2,047.6	558.2
37-48 months	1,368.6	131.4	1,247.9	287.3
49-60 months	767.0	29.5	691.0	82.9
Over 60 months	230.9	1.8	204.1	5.9
Total	$11,269.6	$1,745.1	$11,011.6	$2,430.4

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agricultural equipment (new and used):
Seasonal payments	30%	3-7 crop years
Monthly payments	20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months
Commercial and consumer equipment (new and used):
Seasonal payments	10%	3-7 years
Monthly payments	10%	36-84 months

During 2008, 2007 and 2006, the Company received proceeds from the sale of Receivables of $89 million, $229 million and $143 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2008, 2007 and 2006 was $8 million, $25 million and $105 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2008, 2007 and 2006, the balance of all Receivables and Leases administered, but not owned by the Company, was $163 million, $223 million and $954 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2008, the average effective yield on retail notes held by the Company was approximately 7.4 percent, compared with 7.7 percent in 2007 and 7.3 percent in 2006. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases.  The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 25 percent in 2008, 25 percent in 2007 and 22 percent in 2006. During 2008, 2007 and 2006, the finance income earned from Deere & Company on retail notes containing waiver of finance charges or reduced rates was $215 million, $215 million and $158 million, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance commercial and consumer equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2008 and 2007 totaled $1,825 million and $1,553 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers, through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers or through agribusinesses. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $358 million and $287 million at October 31, 2008 and 2007, respectively.

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2008	2007
Agricultural equipment	$180.9	$220.9
Construction and forestry equipment	149.9	122.1
Commercial and consumer equipment	108.2	108.4
Total	439.0	451.4
Estimated residual values	43.3	48.5
Unearned finance income	(64.4)	(69.6)
Financing leases receivable	$417.9	$430.3

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2008	2007
Due in:
0-12 months	$173.2	$189.9
13-24 months	120.2	123.7
25-36 months	81.0	79.5
37-48 months	45.1	42.5
Over 48 months	19.5	15.8
Total	$439.0	$451.4

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

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere equal to competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere. During 2008, 2007 and 2006, the compensation earned from John Deere was $222 million, $242 million and $240 million, respectively.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2008	2007	2006
Balance, beginning of the year	$99.2	$92.8	$96.4
Provision for credit losses	66.8	53.7	30.5
Total net write-offs	(59.6)	(48.7)	(34.3)
Other changes (primarily translation adjustments)	(1.2)	1.4	.2
Balance, end of the year	$105.2	$99.2	$92.8

The allowance for credit losses represented .59 percent, .56 percent and .55 percent of Receivables financed at October 31, 2008, 2007 and 2006, respectively. In addition, the Company had $174 million, $174 million and $177 million at October 31, 2008, 2007 and 2006, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

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

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2008		October 31, 2007		October 31, 2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$11.9	.13%	$14.4	.17%	$10.2	.14%
Construction and forestry equipment	8.3	.42	6.9	.29	6.3	.26
Commercial and consumer equipment	1.8	.20	1.5	.15	1.3	.13
Recreational products
Total retail notes	22.0	.19	22.8	.19	17.8	.17
Revolving charge accounts*	14.6	.80	15.3	.98	21.1	1.40
Operating loans	.5	.14
Wholesale receivables	2.3	.06	.9	.03	.9	.02
Financing leases	5.4	1.29	4.7	1.09	3.5	.83
Total Receivables	$44.8	.25	$43.7	.25	$43.3	.26

*              Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$17.7	.20%	$21.6	.25%	$13.2	.18%
Construction and forestry equipment	15.4	.78	2.2	.09	5.0	.21
Commercial and consumer equipment	4.8	.54	1.8	.18	2.3	.23
Recreational products	.2	2.17	.1	.81	.2	1.14
Total retail notes	38.1	.32	25.7	.21	20.7	.19
Revolving charge accounts	.7	.04	1.2	.08	.8	.05
Operating loans	27.6	7.71	3.5	1.22	3.9	1.03
Wholesale receivables			4.5	.13	.4	.01
Financing leases	13.2	3.16	13.3	3.09	6.5	1.54
Total Receivables	$79.6	.44	$48.2	.27	$32.3	.19

The increase in the balance of non-performing construction and forestry equipment retail notes at October 31, 2008 was primarily due to the continued weak U.S. construction market. The increase in non-performing operating loans at October 31, 2008 was due to a payment default on an operating loan to a commercial and consumer equipment customer. A loan-loss provision was recorded for the estimated uncollectible amount.

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$1.0	.01%	$(1.3)	(.02)%	$(2.1)	(.03)%
Construction and forestry equipment	27.6	1.27	17.4	.72	9.1	.41
Commercial and consumer equipment	1.2	.13	.8	.08	.3	.03
Recreational products	.5	4.72	.6	4.05
Total retail notes	30.3	.26	17.5	.16	7.3	.07
Revolving charge accounts	27.4	1.75	24.2	1.73	22.9	1.66
Operating loans	(.7)	(.17)	2.6	.77	2.4	.69
Wholesale receivables	.4	.01	1.4	.04	(.6)	(.01)
Financing leases	2.2	.51	3.0	.74	2.3	.57
Total Receivables	$59.6	.33	$48.7	.29	$34.3	.22

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2008	2007
Restricted securitized retail notes	$1,592.5	$2,150.4
Allowance for credit losses	(10.9)	(11.3)
Other assets	55.0	44.0
Total restricted securitized assets	$1,636.6	$2,183.1

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2008	2007
Other notes payable	$1,618.3	$2,191.6
Accounts payable and accrued expenses	3.0	4.4
Total liabilities related to restricted securitized assets	$1,621.3	$2,196.0

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2008, the maximum remaining term of all restricted receivables was approximately five years.

  Note 5. Equipment on Operating Leases

Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of our operating lease assets and tests for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2008	2007
Agricultural equipment	$511.1	$408.1
Construction and forestry equipment	748.9	774.0
Commercial and consumer equipment	165.1	161.5
Total	1,425.1	1,343.6
Accumulated depreciation	(371.7)	(348.4)
Equipment on operating leases – net	$1,053.4	$995.2

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2008	2007
Due in:
0-12 months	$234.9	$229.2
13-24 months	140.1	144.1
25-36 months	69.5	74.6
37-48 months	28.2	30.6
Over 48 months	7.0	8.6
Total	$479.7	$487.1

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $2 million, $2 million and $1 million at October 31, 2008, 2007 and 2006, respectively.

Note 6.   Notes Receivable from John Deere

The Company makes loans to John Deere Renewables, LLC, an affiliated company that directly invests in wind energy projects. Notes receivable from John Deere related to wind energy loans at October 31, 2008 and 2007 were $799 million and $587 million, respectively. The Company receives interest from John Deere equal to competitive market interest rates. The Company has received security interests in the assets of John Deere Renewables, LLC as collateral on these loans. During 2008, 2007 and 2006, the interest earned from John Deere was $37 million, $26 million and $3 million, respectively.

Note 7.   Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2008	2007
Commercial paper	$2,814	$2,679
Other notes payable to banks	4	7
Other notes payable related to securitizations (see below)	1,618	2,192
John Deere	316	128
Current maturities of long-term borrowings	3,142	3,836
Total	$7,894	$8,842

At October 31, 2008, the Capital Corporation had $2,082 million of commercial paper guaranteed by the Federal Deposit Insurance Company (FDIC) under its Temporary Liquidity Guarantee Program (TLGP) (see Note 22).

The other notes payable related to securitizations are secured by restricted securitized retail notes on the balance sheet (see Note 4). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $1,618 million at October 31, 2008 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2009 - $900, 2010 - $496, 2011 - $178 and 2012 - $44. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2008 and 2007, was 3.0 percent and 5.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $4,508 million at October 31, 2008. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2008, $1,534 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3,750 million, expiring in February 2012. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreement have been met during the periods included in the financial statements. The facility fee on these lines of credit is divided between Deere & Company and the Company based on the proportion of their respective commercial paper outstanding.

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

Note 8.   Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2008		2007
Senior Debt:**
Medium-term notes due 2009-2018 (principal $8,169- 2008, $5,730 - 2007): Average interest rate of 4.6% - 2008, 5.2% - 2007	$8,241	*	$5,738	*
6% Notes due 2009 ($300 principal)			303	*
7% Notes due 2012 ($1,500 principal): Swapped $1,225 million to variable interest rate of 2.8% - 2008, 6.7% - 2007	1,618	*	1,580	*
5.10% Debentures due 2013 ($650 principal): Swapped to variable interest rate of 4.8% - 2008, 5.9% - 2007	668	*	640	*
Other Notes	19		24
Total senior debt	10,546		8,285
Unamortized debt discount	(16)		(9)
Total	$10,530		$8,276

*              Includes fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2009 - $3,140, 2010 - $2,284, 2011 - $2,551, 2012 - $1,804 and 2013 - $2,150.

Note 9.   Leases

Total rental expense for operating leases was $3 million, $3 million and $4 million for 2008, 2007 and 2006, respectively. At October 31, 2008, future minimum lease payments under operating leases amounted to $5 million as follows (in millions of dollars): 2009 - $3, 2010 - $1 and 2011 and later years - $1.

Note 10. Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2008 or 2007. At October 31, 2008, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.  In addition, in 2008, Deere & Company increased its investment in John Deere Credit Company by $400 million. In turn, John Deere Credit Company increased its investment in the Company by $400 million.

Note 11. Dividends

The Capital Corporation declared and paid $465 million in dividends to John Deere Credit Company in 2008 and $525 million in 2007.  In each case, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 12. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $4.7 million in 2008, $6.1 million in 2007 and $5.3 million in 2006. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The

Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.1 million in 2008, $5.9 million in 2007 and $6.0 million in 2006. Further disclosure for these plans is included in the notes to the Deere & Company 2008 Annual Report on Form 10-K.

Note 13. Stock Option Awards

Certain employees of the Company participate in Deere & Company shared-based compensation plans. During 2008 and 2007, the total share-based compensation expense was $4.9 million and $5.3 million, respectively, with an income tax benefit recognized in net income of $1.8 million and $2.0 million, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2008.

Note 14. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2008	2007	2006
Current:
U.S.:
Federal	$105.5	$185.6	$144.3
State	7.4	3.6	1.2
Foreign	6.5	17.4	10.0
Total current	119.4	206.6	155.5

Deferred:
U.S.:
Federal	31.2	(33.7)	(6.0)
State	.6	.3	.3
Foreign	4.5	(4.5)	2.0
Total deferred	36.3	(37.9)	(3.7)

Total provision for income taxes	$155.7	$168.7	$151.8

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2008	2007	2006
U.S. federal income tax provision at a statutory rate of 35 percent	$153.0	$167.9	$154.9
Municipal lease income not taxable	(1.4)	(1.3)	(1.2)
Taxes on foreign activities	(5.7)	(2.9)	(2.1)
Nondeductible costs and other – net	9.8	5.0	.2
Total provision for income taxes	$155.7	$168.7	$151.8

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$179.0		$127.2
Deferred retail note finance income		5.4		4.5
Tax over book depreciation		6.3		2.4
Allowance for credit losses	$56.6		$43.8
Accrual for retirement and other benefits	23.5		19.1
Unrealized gain/loss on derivatives	21.3		5.1
Net operating loss carryforward	2.6		2.7
Income and gains from securitizations			.4
Federal taxes on deferred state tax deductions	8.8
Miscellaneous accruals and other	10.0		4.0
Total	$122.8	$190.7	$75.1	$134.1

At October 31, 2008, certain tax loss and tax credit carryforwards for $2.6 million were available, expiring from 2013 through 2028.

The Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of 2008. As a result of the adoption, the Company recorded an increase in its liability for unrecognized tax benefits of $23.7 million, an increase in accrued interest and penalties payable of $10.1 million, an increase in deferred tax liabilities of $.9 million, a reduction in the beginning retained earnings balance of $21.5 million, an increase in tax receivables of $1.9 million and an increase in deferred tax assets of $11.3 million.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 is as follows (in millions of dollars):

2008
Beginning of year balance	$23.7
Increases to tax positions taken during the current year	11.1
Increases to tax positions taken during prior years	8.9
Decreases to tax positions taken during prior years	(7.4)
Decreases due to lapse of statute of limitations	(.9)
Foreign exchange	(.4)
End of year balance	$35.0

The amount of unrecognized tax benefits at October 31, 2008 that would affect the effective tax rate if the tax benefits were recognized was $11.6 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed its examination of the Company’s federal income tax returns for periods prior to 2001, and for the years 2002, 2003, and 2004. The year 2001 and 2005 through 2007 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s continuing policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2008, the total amount of expense from interest and penalties was $2.3 million and the interest income was $.1 million. At October 31, 2008, the liability for accrued interest and penalties totaled $12.5 million.

Note 15.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2008	2007	2006
Compensation and benefits	$207.2	$185.4	$177.6
Crop insurance commission expenses	71.6	43.8	23.0
Other	94.2	78.4	73.3
Total	$373.0	$307.6	$273.9

Note 16.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2008, 2007 and 2006 were $829 million, $881 million and $742 million, respectively. Cash payments for income taxes during these same periods were $111 million, $194 million and $161 million, respectively.

The Company had non-cash investing activities not included in the statements of consolidated cash flows of $128 million for receipt of notes receivable with John Deere in exchange for property and equipment in 2006.

Note 17.  Commitments and Contingent Liabilities

At October 31, 2008, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $22 million of commercial paper and $1,415 million of medium-term notes outstanding that were guaranteed by the Company.

At October 31, 2008, the Company had $197 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. The maximum remaining term of these purchase commitments was approximately one year.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2008 the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the Company’s crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $824 million at October 31, 2008. The Company believes that the likelihood of the occurrence of the events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2008, the Company’s accrued liability under the Agreement was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.6 billion at October 31, 2008. The amount of unused commitments to extend credit to customers was $49.5 billion at October 31, 2008. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2008, the Company had restricted other assets of $9 million. In addition, see Note 4 for restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $11 million at October 31, 2008, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2008 related to these contingencies was not material.

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

Note 18. Other Comprehensive Income Items

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2006
Change in cumulative translation adjustment	$9.7		$9.7
Unrealized holding loss and net loss on investments*	(4.9)	$1.6	(3.3)
Unrealized gain on derivatives:
Hedging gain	5.5	(1.8)	3.7
Reclassification of realized gain to net income	(4.4)	1.8	(2.6)
Net unrealized gain on derivatives	1.1		1.1
Total other comprehensive income	$5.9	$1.6	$7.5

2007
Change in cumulative translation adjustment	$33.6		$33.6
Unrealized holding loss and net loss on investments*	(3.7)	$1.4	(2.3)
Unrealized loss on derivatives:
Hedging loss	(15.2)	5.5	(9.7)
Reclassification of realized gain to net income	(10.5)	3.5	(7.0)
Net unrealized loss on derivatives	(25.7)	9.0	(16.7)
Total other comprehensive income	$4.2	$10.4	$14.6

2008
Change in cumulative translation adjustment	$(52.5)		$(52.5)
Unrealized holding loss and net loss on investments*	(1.8)	$.6	(1.2)
Unrealized loss on derivatives:
Hedging loss	(73.5)	25.6	(47.9)
Reclassification of realized gain to net income	25.6	(9.4)	16.2
Net unrealized loss on derivatives	(47.9)	16.2	(31.7)
Total other comprehensive income (loss)	$(102.2)	$16.8	$(85.4)

*                                         Reclassification of realized gains or losses to net income were not material.

Note 19.  Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value

Receivables financed (excluding restricted) - net	$16,213	$15,815	$15,514	$15,367

Restricted securitized retail notes - net	$1,582	$1,578	$2,139	$2,136

Short-term secured borrowings*	$1,618	$1,583	$2,192	$2,204

Long-term borrowings	$10,530	$9,749	$8,276	$8,346

*                                         See Notes 4 and 7.

Fair Value Estimates

Fair values of the long-term Receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Derivatives

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet (see Note 1). The total amounts of the Company’s derivatives at October 31, 2008 and 2007 that were recorded in other assets at fair value were $280 million and $92 million, respectively. The total amounts recorded in accounts payable and accrued expenses at fair value for the same periods were $87 million and $43 million, respectively.

Interest Rate Swaps

The Company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the borrowings to those of the assets being funded. For interest rate swaps not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value gains or losses from these interest rate swaps are recognized currently in interest expense, generally offsetting the interest expense on the exposures being hedged.

Certain interest rate swaps were designated as hedges of future cash flows from variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. Gains or losses in other comprehensive income related to cash flow hedges that have been discontinued are amortized to interest expense over the remaining duration of the original forecasted transaction that will still occur. The total amount of loss recorded in other comprehensive income at October 31, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $12 million after-tax. These swaps mature in up to thirty-one months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness. The cash flows from interest rate swaps are recorded in operating activities in the consolidated statements of cash flows.

Foreign Exchange Forward Contracts and Swaps

The Company has entered into foreign exchange forward contracts and swaps in order to manage the currency exposure of certain receivables, liabilities and intercompany loans. These transactions are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses from these foreign currency derivatives are recognized currently in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed. The cash flows from foreign exchange forward contracts and swaps are recorded in operating activities in the consolidated statement of cash flows.

Note 20.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and operating profit, which is net income before income taxes, attributed to the U.S. and countries outside the U.S. is disclosed below. Geographic area information for the years ended October 31, 2008, 2007 and 2006 is presented below (in millions of dollars):

	2008	2007	2006
Revenues:
U.S.	$1,742	$1,769	$1,529
Outside the U.S.	226	198	176
Total	$1,968	$1,967	$1,705

Operating profit:
U.S.	$391	$437	$405
Outside the U.S.	47	43	38
Total	$438	$480	$443

Receivables:
U.S.	$15,527	$15,224	$14,497
Outside the U.S.	2,374	2,528	2,272
Total	$17,901	$17,752	$16,769

Note 21.  Unconsolidated Affiliated Companies

The Capital Corporation’s affiliated companies are those in which it generally maintains 20 to 50 percent ownership. The Capital Corporation does not control these companies and accounts for its investments in them on the equity method. The Company’s equity in the income of these affiliates is reported in the consolidated income statement under “Equity in income of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2008	2007	2006
Operations:
Finance income	$9.1	$6.1	$4.9
Net income	2.0	.7	.7
The Company’s equity in net income	1.0	.3	.3

	October 31,
	2008	2007
Financial Position:
Total assets	$72.1	$65.5
Total external debt	59.1	43.4
Total net assets	10.9	10.5
The Company’s share of net assets	5.4	5.2

Note 22.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April, July and October.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008:
Revenues	$496.5	$487.2	$483.6	$500.1	$1,967.4
Interest expense	223.6	205.0	193.9	216.2	838.7
Operating expenses	158.7	161.1	181.3	190.5	691.6
Provision for income taxes	37.2	44.1	38.5	35.9	155.7
Equity in income of unconsolidated affiliates	.2	.3	.2	.3	1.0
Net income	$77.2	$77.3	$70.1	$57.8	$282.4

2007:
Revenues	$450.7	$483.1	$506.3	$526.8	$1,966.9
Interest expense	201.9	215.1	226.1	234.8	877.9
Operating expenses	136.3	151.3	156.9	164.9	609.4
Provision for income taxes	39.4	40.5	44.4	44.4	168.7
Equity in income of unconsolidated affiliates	.1	.1	.1		.3
Net income	$73.2	$76.3	$79.0	$82.7	$311.2

Other Events

On December 4, 2008, Capital Corporation and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the FDIC’s Temporary Liquidity Guarantee Program (TLGP). Under the terms of the TLGP, the FDIC guarantees certain senior unsecured debt, including term debt with maturities on or before June 30, 2012 and certain commercial paper issued from October 13, 2008 through and including June 30, 2009.

On December 16, 2008, Capital Corporation entered into an agreement to issue $2 billion of fixed-rate medium-term notes due 2012 at a rate of 2.875%. These notes are guaranteed by the FDIC under the TLGP.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Five-Year Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, as syndication agents, et al, dated February 28, 2007 (Exhibit  4.1 to Form 10-Q of Deere & Company for the quarter ended April 30, 2007, Securities and Exchange Commission file number 1-4121*)

4.2

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.3

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.4

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2008 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.