Form 10-Q
period 2009-01-31
DEERE JOHN CAPITAL CORP
filed 2009-02-26
CIK 27673

☒

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

At January 31, 2009, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 23

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Three Months Ended January 31, 2009 and 2008

(Unaudited)

(in millions)

	2009	2008
Revenues
Finance income earned on retail notes	$197.8	$222.8
Lease revenues	82.0	83.4
Revolving charge account income	50.7	50.8
Finance income earned on wholesale receivables	63.8	77.5
Operating loan income	3.8	6.8
Income on receivables sold	.4	2.4
Crop insurance commissions	6.6	29.0
Other income	32.5	23.8
Total revenues	437.6	496.5
Expenses
Interest expense	207.3	223.6
Operating expenses:
Administrative and operating expenses	86.1	79.7
Provision for credit losses	32.4	15.1
Fees paid to John Deere	9.3	9.1
Depreciation of equipment on operating leases	54.0	54.8
Total operating expenses	181.8	158.7
Total expenses	389.1	382.3
Income of consolidated group before income taxes	48.5	114.2
Provision for income taxes	13.7	37.2
Income of consolidated group	34.8	77.0
Equity in income of unconsolidated affiliates	.2	.2
Net income	35.0	77.2
Dividends paid		(140.0)
Retained earnings at beginning of period	882.9	1,065.6
Retained earnings at end of period	$917.9	$1,002.8

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2009	2008	2008
Assets
Cash and cash equivalents	$3,002.3	$1,082.6	$142.9
Receivables:
Retail notes	7,766.6	10,136.6	9,763.7
Restricted securitized retail notes	3,229.4	1,592.5	1,845.9
Revolving charge accounts	1,588.8	1,825.1	1,288.6
Operating loans	410.6	357.9	412.0
Wholesale receivables	4,202.5	3,570.6	3,670.2
Financing leases	383.1	417.9	414.5
Total receivables	17,581.0	17,900.6	17,394.9
Allowance for credit losses	(110.6)	(105.2)	(101.0)
Total receivables — net	17,470.4	17,795.4	17,293.9
Other receivables	50.6	25.4	46.6
Equipment on operating leases — net	989.0	1,053.4	967.3
Receivable from John Deere	111.2
Notes receivable from John Deere	804.6	799.3	649.7
Investment in unconsolidated affiliates	5.6	5.4	5.6
Other assets	1,027.2	552.1	503.0
Total Assets	$23,460.9	$21,313.6	$19,609.0
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,048.4	$2,814.5	$2,755.3
Other notes payable	3,239.8	1,622.2	1,941.3
John Deere		315.6	80.4
Current maturities of long-term borrowings	2,864.5	3,141.9	3,539.7
Total short-term borrowings	7,152.7	7,894.2	8,316.7
Accounts payable and accrued expenses	764.4	583.4	505.7
Deposits withheld from dealers and merchants	166.2	173.5	175.0
Deferred income taxes	58.8	67.9	34.1
Long-term borrowings	13,260.1	10,529.7	8,740.5
Total liabilities	21,402.2	19,248.7	17,772.0
Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock, without par value (issued and outstanding — 2,500 shares owned by John Deere Credit Company)	1,212.8	1,212.8	812.8
Retained earnings	917.9	882.9	1,002.8
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	.5	9.2	62.4
Unrealized gain on investments			.5
Unrealized loss on derivatives	(72.5)	(40.0)	(41.5)
Total accumulated other comprehensive income (loss)	(72.0)	(30.8)	21.4
Total stockholder’s equity	2,058.7	2,064.9	1,837.0
Total Liabilities and Stockholder’s Equity	$23,460.9	$21,313.6	$19,609.0

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2009 and 2008

(Unaudited)

(in millions)

	2009	2008
Cash Flows from Operating Activities:
Net income	$35.0	$77.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32.4	15.1
Provision for depreciation and amortization	55.6	56.1
Provision for deferred income taxes	7.9	3.6
Undistributed earnings of unconsolidated affiliates	(.2)	(.2)
Change in accounts payable and accrued expenses	17.4	(38.2)
Change in accrued income taxes payable/receivable	(4.0)	7.8
Other	(91.1)	(36.3)
Net cash provided by operating activities	53.0	85.1

Cash Flows from Investing Activities:
Cost of receivables acquired	(6,984.1)	(6,090.8)
Collections of receivables	7,181.4	6,416.1
Cost of equipment on operating leases acquired	(83.6)	(91.0)
Proceeds from sales of equipment on operating leases	89.1	68.0
Cost of notes receivable with John Deere	(78.4)	(152.7)
Collection of notes receivable with John Deere	73.1	89.5
Proceeds from sales of receivables	9.2	15.5
Change in restricted cash	(30.1)	1.6
Other	32.0	(2.4)
Net cash provided by investing activities	208.6	253.8

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper - net	(1,684.9)	63.8
Increase (decrease) in other notes payable - net	1,617.9	(257.7)
Change in receivable from/payable to John Deere - net	(427.3)	(47.4)
Proceeds from issuance of long-term borrowings	2,783.4	852.3
Payments of long-term borrowings	(537.4)	(856.5)
Dividends paid		(140.0)
Debt issuance costs	(91.0)	(3.5)
Net cash provided by (used for) financing activities	1,660.7	(389.0)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	2.2
Net increase (decrease) in cash and cash equivalents	1,919.7	(47.9)
Cash and cash equivalents at beginning of period	1,082.6	190.8
Cash and cash equivalents at end of period	$3,002.3	$142.9

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

(3) Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended January 31,
	2009	2008
Net Income	$35.0	$77.2

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(8.7)	.7
Unrealized loss on investments		(.7)
Unrealized loss on derivatives	(32.5)	(33.2)
Total comprehensive income (loss)	$(6.2)	$44.0

(4)	Commitments and contingencies:

At January 31, 2009, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $134 million of commercial paper and $1,308 million of medium-term notes outstanding that were guaranteed by the Company.

At January 31, 2009, the Company had $63 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. At January 31, 2009, the maximum remaining term of these purchase commitments was approximately one year.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At January 31, 2009, the maximum exposure for uncollected premiums was approximately $17 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposures under the Agreements of approximately $20 million at January 31, 2009. The Company believes that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result, at January 31, 2009, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.1 billion at January 31, 2009. The amount of unused commitments to extend credit to customers was $49.4 billion at January 31, 2009. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2009, the Company had restricted other assets of $39 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $4 million at January 31, 2009, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at January 31, 2009.

(5)	Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the table below. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary in accordance with FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities. No additional support to these SPEs beyond what was previously contractually required has been provided during the first quarter of 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,517 million, $1,303 million and $1,325 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,518 million, $1,287 million and $1,352 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $1,783 million, $334 million and $554 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $1,726 million, $334 million and $574 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of  a complete loss on the restricted assets was as follows (in millions of dollars):

January 31, 2009

Carrying value of liabilities	$1,725.8
Maximum exposure to loss	1,783.1

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $39 billion at January 31, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31, 2009	October 31, 2008	January 31, 2008
Restricted securitized retail notes	$3,229.4	$1,592.5	$1,845.9
Allowance for credit losses	(12.0)	(10.9)	(10.6)
Other assets	82.1	55.0	43.6
Total restricted securitized assets	$3,299.5	$1,636.6	$1,878.9

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31, 2009	October 31, 2008	January 31, 2008
Other notes payable	$3,239.8	$1,618.3	$1,923.4
Accounts payable and accrued expenses	4.2	3.0	2.8
Total liabilities related to restricted securitized assets	$3,244.0	$1,621.3	$1,926.2

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2009, the maximum remaining term of all restricted receivables was approximately six years.

(6)	Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	January 31, 2009
	Total	Level 2
Other assets
Derivatives:
Interest rate contracts	$583.0	$583.0
Foreign exchange contracts	16.6	16.6
Cross-currency interest rate contracts	14.3	14.3
Total assets	$613.9	$613.9

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$183.6	$183.6
Foreign exchange contracts	6.5	6.5
Cross-currency interest rate contracts	25.4	25.4
Total liabilities	$215.5	$215.5

Financial assets measured at fair value on a nonrecurring basis and the losses during the period were as follows (in millions of dollars):

			Three Months Ended
	January 31, 2009		January 31, 2009
	Total	Level 3	Losses
Receivables	$15.8	$15.8	$5.0

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using level 1 measurements at January 31, 2009.

FASB Statement No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures.  These valuation techniques are consistently applied.

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivative Instruments — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Receivables — Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach for the underlying collateral. The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

(7)

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. Any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement.

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral if certain value or ratings thresholds are exceeded. For some transactions, the counterparty may request posting of full collateral if the Company’s debt rating were to fall below investment grade. At January 31, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $614 million as of January 31, 2009. The amount of collateral received at January 31, 2009 to offset this potential maximum loss was $39 million. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $158 million as of January 31, 2009. None of the concentrations of risk with any individual counterparty was considered significant at January 31, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings. The total notional amount of these receive-variable/pay-fixed interest rate contracts at January 31, 2009 was $3,694 million. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and no components were excluded from the assessment of effectiveness. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in other comprehensive income at January 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $16 million after-tax. These contracts mature in up to 28 months. There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amount of these receive-fixed/pay-variable interest rate contracts at January 31, 2009 was $4,443 million. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses on these interest rate contracts designated as hedges were recognized currently in interest expense and no components were excluded from the assessment of effectiveness. The ineffective portions totaled a $3 million gain in the first quarter of 2009. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

Classification	Gains or (Losses) On Swaps	Gains or (Losses) On Borrowings

Interest expense (millions)	$271.1	$(313.1)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amount of the interest rate swaps was $1,355 million, the foreign exchange contracts was $726 million and the cross-currency interest rate contracts was $848 million at January 31, 2009. There were also $1,862 million of interest rate caps purchased and $1,862 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at January 31, 2009. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 31, 2009
	Other Assets	Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$509.0	$121.5

Not designated as hedging instruments:
Interest rate contracts	74.0	62.1
Foreign exchange contracts	16.6	6.5
Cross-currency interest rate contracts	14.3	25.4
Total not designated	104.9	94.0

Total derivatives	$613.9	$215.5

The effects of derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Classification of Gains (Losses)	Three Months Ended January 31, 2009

Fair Value Hedges:
Interest rate contracts	Interest expense	$271.1

Cash Flow Hedges:
Total Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	$(49.7)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	$(7.9)

Recognized Directly in Income
(Ineffective Portion) *:
Interest rate contracts	Interest expense	$ *

Not Designated as Hedges:
Interest rate contracts	Interest expense	$(8.4)
Foreign exchange contracts	Administrative and operating expenses	54.6
Total		$46.2

*	No gains or losses were excluded from effectiveness testing.
The amount is less than $.1 million.

(8)	New accounting standards adopted in the first quarter of 2009 were as follows:

In the first quarter of 2009, the Company adopted FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities recognized or disclosed at fair value (see Note 6). This Statement defines fair value and expands disclosures about fair value measurements. These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company did not change the valuation of any financial instruments based on this Statement and, therefore, the adoption had no effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement increases the disclosure requirements for derivative instruments (see Note 7). Most disclosures are required on an interim and annual basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Staff Position (FSP) Financial Accounting Statement 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (see Note 5).  The new standard requires additional disclosure for transfers of financial assets in securitization transactions and an entity’s involvement with variable interest entities. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standard to be adopted as follows:

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

(9)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $.8 million in the first three months of 2009. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.8 million during the first three months of 2009. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2009.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Farm conditions in the United States and Canada remain positive, benefitting from the sound financial health of the U.S. farm sector, although the outlook for the current year is uncertain. Industry sales for 2009 are forecast to be flat to up 5 percent for the year in the U.S. and Canada led by an increase in large tractors and combines. Sales in parts of Australia and South America are expected to be hurt by drought. Sales in Western Europe are forecast to be down 10 to 15 percent for the year. Significant sales declines are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia. South American markets are also expected to have sales declines, with industry sales forecast to decrease by 15 to 25 percent.  John Deere’s agricultural equipment sales were up 18 percent for the first quarter of 2009 and are forecast to decrease about 2 percent for the full year, which includes a negative effect of about 7 percent for currency translation.  John Deere’s commercial and consumer equipment sales declined 25 percent for the first quarter. John Deere’s commercial and consumer equipment sales are projected to decline about 14 percent for the year, reflecting the U.S. housing decline and recessionary economic conditions. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due in large part to a declining global economy and historically low levels of construction activity in the U.S. John Deere’s construction and forestry sales declined 28 percent in the first quarter of 2009, and are expected to decrease approximately 24 percent for the year.  The Company’s net income in 2009 is forecast to decrease to approximately $210 million, compared to $282 million in 2008. The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment, a higher provision for credit losses and lower commissions from crop insurance.

Items of concern for the Company include the sharp downturn in global economic activity, the turmoil in financial markets and the effectiveness of governmental policies to restore liquidity and the availability of credit for the Company’s customers. Significant fluctuations in foreign currency exchange rates could also impact the Company’s results.

The deepening global recession and volatile foreign exchange rates have put downward pressure on the Company’s financial results. The Company’s access to global capital markets, which is helping to ensure that financing remains available for many customers, should benefit the Company.

2009 Compared with 2008

Net income was $35.0 million for the first quarter of 2009, compared with $77.2 million for the same period a year ago. The decrease was primarily due to narrower financing spreads, lower commissions from crop insurance and a higher provision for credit losses.

Revenues totaled $437.6 million for the first quarter of 2009, compared to $496.5 million for the same period a year ago. The decrease was primarily due to lower financing rates and lower commissions from crop insurance. Finance income earned on retail notes totaled $197.8 million for the first quarter of 2009, down $25.0 million compared to $222.8 million for the same period in 2008. This decrease was primarily due to lower financing rates and a 3 percent decrease in the average retail note portfolio balances. Lease revenues totaled $82.0 million in the first quarter of 2009, compared to $83.4 million in the first quarter of 2008. This decrease was primarily due to lower financing rates. Revenues earned on revolving charge accounts amounted to $50.7 million in the first quarter of 2009, compared to $50.8 million during the same period last year. Finance income earned on wholesale receivables totaled $63.8 million for the first quarter of 2009, compared to $77.5 million for the same period in 2008. The decrease was primarily due to lower financing rates, partially offset by a 6 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $3.8 million in the first quarter of 2009, compared to $6.8 million in the first quarter of 2008. The decrease was primarily due to lower financing rates and a 6 percent decrease in the average balance of operating loans. Revenues earned from John Deere totaled $133.2 million for the first quarter of 2009, compared to $132.7 million for the same period last year.

Crop insurance commissions totaled $6.6 million for the first quarter of 2009, compared to $29.0 million for the same period in 2008. The decrease was primarily due to less favorable underwriting experience that resulted in lower contingent commissions in the first quarter of 2009 compared to the first quarter of 2008.

Interest expense totaled $207.3 million for the first quarter of 2009, compared to $223.6 million for the same period in 2008. The decrease was due to lower average interest rates, partially offset by an increase in average borrowings.

Administrative and operating expenses were $86.1 million in the first quarter of 2009, compared with $79.7 million for the same period in 2008. The increase was primarily due to foreign exchange losses.

During the first quarter of 2009, the provision for credit losses totaled $32.4 million, compared with $15.1 million for the same period in 2008. For the first quarter of 2009, the Company has experienced higher write-offs of construction and forestry equipment retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $26.6 million for the first quarter of 2009, compared with $13.3 million for the same period in 2008. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .73 percent for the first quarter of 2009, compared with .36 percent for the same period in 2008. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 1.23 to 1 for the first quarter of 2009, compared with 1.51 to 1 for the first quarter of 2008. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2009	2008	$ Change	% Change
Retail notes:
Agricultural equipment	$824.2	$1,051.8	$(227.6)	(22)%
Construction and forestry equipment	131.2	227.3	(96.1)	(42)
Commercial and consumer equipment	48.8	60.6	(11.8)	(19)
Total retail notes	1,004.2	1,339.7	(335.5)	(25)
Revolving charge accounts	996.1	831.3	164.8	20
Operating loans	550.5	484.2	66.3	14
Wholesale receivables	4,395.6	3,384.8	1,010.8	30
Financing leases	37.7	50.8	(13.1)	(26)
Equipment on operating leases	83.6	91.0	(7.4)	(8)
Total Receivables and Leases	$7,067.7	$6,181.8	$885.9	14%

Retail note volumes for agricultural equipment decreased in the first quarter of 2009, when compared to last year, primarily due to a decrease in financed market share. Retail note volumes for construction and forestry equipment and commercial and consumer equipment decreased in the first quarter of 2009, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment and John Deere commercial and consumer equipment. Revolving charge account volumes increased in the first quarter of 2009, when compared to last year, primarily as a result of increased market coverage. Operating loan volumes increased during the first quarter of 2009, when compared to last year, primarily due to increased borrowings by farm input providers. Wholesale receivable volumes increased during the first quarter of 2009, when compared to last year, primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2009	2008	2008
Retail notes:
Agricultural equipment	$8,344.4	$8,836.6	$8,358.7
Construction and forestry equipment	1,826.2	1,986.5	2,301.4
Commercial and consumer equipment	816.9	896.8	938.3
Recreational products	8.5	9.2	11.2
Total retail notes	10,996.0	11,729.1	11,609.6
Revolving charge accounts	1,588.8	1,825.1	1,288.6
Operating loans	410.6	357.9	412.0
Wholesale receivables	4,202.5	3,570.6	3,670.2
Financing leases	383.1	417.9	414.5
Equipment on operating leases	989.0	1,053.4	967.3
Total Receivables and Leases	$18,570.0	$18,954.0	$18,362.2

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2009	2008	2008
Receivables and Leases administered:
Owned by the Company	$15,340.6	$17,361.5	$16,516.3
Owned by the Company — restricted due to securitization	3,229.4	1,592.5	1,845.9
Total Receivables and Leases owned by the Company	18,570.0	18,954.0	18,362.2
Administered — with limited recourse*	123.4	118.7	169.4
Administered — without recourse**	45.5	44.0	39.7
Total Receivables and Leases administered	$18,738.9	$19,116.7	$18,571.3

*                                       The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2009, October 31, 2008 and January 31, 2008 was $9 million, $8 million and $26 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2009		2008		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$15.3	.18%	$11.9	.13%	$15.7	.19%
Construction and forestry equipment	10.3	.56	8.3	.42	9.2	.40
Commercial and consumer equipment	2.4	.29	1.8	.20	1.9	.20
Recreational products
Total retail notes	28.0	.25	22.0	.19	26.8	.23
Revolving charge accounts*	21.5	1.35	14.6	.80	18.2	1.41
Operating loans	.9	.22	.5	.14
Wholesale receivables	3.6	.09	2.3	.06	1.5	.04
Financing leases	5.2	1.36	5.4	1.29	4.8	1.16
Total Receivables	$59.2	.34%	$44.8	.25%	$51.3	.29%

*                                       Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $214 million, $163 million and $214 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.94 percent, 1.39 percent and 1.84 percent at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2009		2008		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$17.5	.21%	$17.7	.20%	$15.2	.18%
Construction and forestry equipment	16.5	.90	15.4	.78	2.1	.09
Commercial and consumer equipment	4.7	.58	4.8	.54	1.8	.19
Recreational products	.2	2.35	.2	2.17
Total retail notes	38.9	.35	38.1	.32	19.1	.16
Revolving charge accounts	.8	.05	.7	.04	1.4	.11
Operating loans	33.9	8.26	27.6	7.71	3.2	.78
Wholesale receivables	.4	.01
Financing leases	14.1	3.68	13.2	3.16	12.6	3.04
Total Receivables	$88.1	.50%	$79.6	.44%	$36.3	.21%

The increases in the balance of non-performing construction and forestry equipment retail notes at January 31, 2009 and October 31, 2008 were primarily due to the continued weak U.S. construction market. The increases in non-performing operating loans at January 31, 2009 and October 31, 2008 were due to payment defaults on operating loans to a commercial and consumer equipment customer. A loan loss provision was recorded for the estimated uncollectible amount.

At January 31, 2009, the Company had a $55 million secured operating loan outstanding to an agribusiness customer in the poultry industry that filed for bankruptcy protection in December 2008. The customer continues to operate and is remitting interest payments while a plan for debt restructuring is being finalized by the bankruptcy court.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Retail notes:
Agricultural equipment	$.5	.02%	$.2	.01%
Construction and forestry equipment	14.6	3.02	6.3	1.11
Commercial and consumer equipment	.3	.14	.5	.22
Recreational products	.4	17.64	.2	7.11
Total retail notes	15.8	.54	7.2	.25
Revolving charge accounts	9.9	2.36	5.0	1.50
Operating loans	(.4)	(.43)
Wholesale receivables	.3	.03
Financing leases	1.0	.98	1.1	1.09
Total Receivables	$26.6	.60%	$13.3	.32%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166 million at January 31, 2009 compared with $174 million at October 31, 2008 and $175 million at January 31, 2008.

The Company’s allowance for credit losses on all Receivables financed totaled $111 million at January 31, 2009, $105 million at October 31, 2008 and $101 million at January 31, 2008. The allowance for credit losses represented ..63 percent of the total Receivables financed at January 31, 2009, ..59 percent at October 31, 2008 and .58 percent at January 31, 2008. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements involve certain factors that are subject to change, including changing worldwide economic conditions. Actions by the U.S. Federal Reserve Board and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates; and the credit market crisis.

With respect to the current global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.  Recent significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

The current economic downturn and market volatility have adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If current levels of market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and 10-Q (including the factors discussed in Item 1A. Risk Factors) and other Deere & Company and Capital Corporation filings with the U.S. Securities and Exchange Commission.

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

During the first three months of 2009, the aggregate net cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents. Net cash provided by operating activities was $53 million in the first three months of 2009. Net cash provided by investing activities totaled $209 million in the first three months of 2009, primarily due to the collection of Receivables and Leases exceeding the cost of Receivables and Leases acquired. Net cash provided by financing activities totaled $1,661 million in the first three months of 2009, resulting primarily from a net increase in total external borrowings. Cash and cash equivalents increased $1,920 million during the first three months of 2009.

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

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for the three months ended January 31, 2009 and 2008, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity and the recent significant changes in credit market liquidity, sources of funds for the Company have been impacted. However, because of the funding sources that are available, the Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may also be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2009, October 31, 2008 and January 31, 2008 was approximately $1,048 million, $2,814 million and $2,755 million, respectively, while the total cash and cash equivalents position was approximately $3,002 million, $1,083 million and $143 million, respectively.

On December 4, 2008, John Deere Capital Corporation (Capital Corporation) and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP). During December 2008, Capital Corporation issued $2.0 billion of fixed-rate medium-term notes due June 19, 2012 at a rate of 2.875%, which are guaranteed by the FDIC under the TLGP. At January 31, 2009, $428 million of commercial paper of Capital Corporation was also guaranteed by the FDIC under the TLGP. The FDIC has notified Capital Corporation that it needs additional review and written determination from the FDIC prior to issuing additional guaranteed debt. Accordingly, Capital Corporation has submitted documentation to the FDIC and will continue to seek further guidance.

During January 2009, the Capital Corporation entered into a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At January 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,250 million of secured financings at any time. After a 364 day revolving period, unless the banks and the Capital Corporation agree to renew for an additional 364 days, the Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2009, $1,862 million of secured short-term borrowings was outstanding under the agreement. On February 20, 2009, the financing limit of this facility was increased to $2,500 million of secured financings at any time.

During the first three months of 2009, the Company issued $2,782 million of medium-term notes, obtained $1,862 million of secured borrowings and maintained an average commercial paper balance of $2,523 million. At January 31, 2009, the Company’s funding profile included $1,048 million of commercial paper, $3,240 million of notes payable related to on-balance sheet securitization funding, $16,125 million of unsecured term debt, and $2,059 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first quarter of 2009, the Company issued $2,783 million and retired $537 million of long-term borrowings, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $20,413 million at January 31, 2009, compared with $18,424 million at October 31, 2008, and $17,057 million at January 31, 2008. Included in this debt are secured borrowings of $3,240 million, $1,618 million and $1,923 million for the same periods (see Note 5). Total external borrowings increased during the first three months of 2009 and increased in the past 12 months, generally corresponding with the level of cash and cash equivalents, the level of the Receivable and Lease portfolio and the change in receivable from/payable to John Deere. Total short-term indebtedness amounted to $7,153 million at January 31, 2009, which included $3,240 million of secured borrowings, compared with $7,894 million at October 31, 2008, which included $1,618 million of secured borrowings and $8,317 million at January 31, 2008, which included $1,923 million of secured borrowings, while total long-term indebtedness amounted to $13,260 million, $10,530 million and $8,741 million at these dates, respectively. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 9.9 to 1 at January 31, 2009, compared with 8.9 to 1 at October 31, 2008 and 9.3 to 1 at January 31, 2008.

Stockholder’s equity was $2,059 million at January 31, 2009, compared with $2,065 million at October 31, 2008 and $1,837 million at January 31, 2008. The decrease in the first three months of 2009 resulted primarily from a $32 million unrealized loss on derivatives and a $9 million change in the translation adjustment, which was partially offset by net income of $35 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,511 million at January 31, 2009, $2,163 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at January 31, 2009 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 26, 2009	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr.
Senior Vice President,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2009 (Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.