Form 10-Q
period 2009-07-31
DEERE JOHN CAPITAL CORP
filed 2009-08-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Yes	No

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

At July 31, 2009, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 26

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues
Finance income earned on retail notes	$ 182.2	$ 209.1	$ 561.9	$ 646.9
Lease revenues	78.8	82.3	237.4	246.7
Revolving charge account income	66.4	59.3	175.7	162.4
Finance income earned on wholesale receivables	81.1	73.7	229.9	232.0
Operating loan income	3.4	4.8	11.0	18.5
Income on receivables sold	.7	1.3	1.9	5.6
Crop insurance commissions	40.2	39.3	52.3	95.3
Other income	12.5	13.8	58.7	59.9
Total revenues	465.3	483.6	1,328.8	1,467.3
Expenses
Interest expense	195.3	193.9	606.5	622.5
Operating expenses:
Administrative and operating expenses	78.9	103.0	231.8	266.0
Provision for credit losses	36.1	16.1	110.3	46.8
Fees paid to John Deere	7.2	9.1	24.5	27.4
Depreciation of equipment on operating leases	51.1	53.1	155.9	160.9
Total operating expenses	173.3	181.3	522.5	501.1
Total expenses	368.6	375.2	1,129.0	1,123.6
Income of consolidated group before income taxes	96.7	108.4	199.8	343.7
Provision for income taxes	37.6	38.5	72.0	119.8
Income of consolidated group	59.1	69.9	127.8	223.9
Equity in income of unconsolidated affiliates		.2	.3	.7
Net income	59.1	70.1	128.1	224.6
Dividends paid		(40.0)		(465.1)
Retained earnings at beginning of period	951.9	795.0	882.9	1,065.6
Retained earnings at end of period	$ 1,011.0	$ 825.1	$ 1,011.0	$ 825.1

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31,	October 31,	July 31,
	2009	2008	2008
Assets
Cash and cash equivalents	$ 1,972.3	$ 1,082.6	$ 495.6
Receivables:
Retail notes	7,276.9	10,136.6	9,886.6
Restricted securitized retail notes	3,793.4	1,592.5	1,857.0
Revolving charge accounts	2,074.0	1,825.1	1,776.0
Operating loans	346.4	357.9	385.9
Wholesale receivables	4,582.3	3,570.6	4,051.6
Financing leases	397.9	417.9	452.4
Total receivables	18,470.9	17,900.6	18,409.5
Allowance for credit losses	(129.2)	(105.2)	(106.0)
Total receivables – net	18,341.7	17,795.4	18,303.5
Other receivables	30.8	25.4	31.8
Equipment on operating leases – net	994.3	1,053.4	985.9
Notes receivable from John Deere	714.3	799.3	667.0
Investment in unconsolidated affiliates	6.1	5.4	6.3
Other assets	1,075.8	552.1	447.8
Total Assets	$ 23,135.3	$ 21,313.6	$ 20,937.9
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$ 222.0	$ 2,814.5	$ 2,674.9
Other notes payable	3,684.7	1,622.2	1,893.0
John Deere	13.7	315.6	162.0
Current maturities of long-term borrowings	2,660.1	3,141.9	3,586.3
Total short-term borrowings	6,580.5	7,894.2	8,316.2
Accounts payable and accrued expenses	769.3	583.4	533.5
Deposits withheld from dealers and merchants	161.4	173.5	171.3
Deferred income taxes	73.5	67.9	60.9
Long-term borrowings	13,344.6	10,529.7	10,150.7
Total liabilities	20,929.3	19,248.7	19,232.6
Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	1,212.8	1,212.8	812.8
Retained earnings	1,011.0	882.9	825.1
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	36.6	9.2	79.8
Unrealized loss on derivatives	(54.4)	(40.0)	(12.4)
Total accumulated other comprehensive income (loss)	(17.8)	(30.8)	67.4
Total stockholder’s equity	2,206.0	2,064.9	1,705.3
Total Liabilities and Stockholder’s Equity	$ 23,135.3	$ 21,313.6	$ 20,937.9

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2009 and 2008

(Unaudited)

(in millions)

	2009	2008
Cash Flows from Operating Activities:
Net income	$ 128.1	$ 224.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	110.3	46.8
Provision for depreciation and amortization	161.4	167.2
Provision for deferred income taxes	13.1	15.3
Undistributed earnings of unconsolidated affiliates	(.3)	(.7)
Change in accounts payable and accrued expenses	30.0	13.6
Change in accrued income taxes payable/receivable	24.3	17.6
Other	(56.9)	(39.4)
Net cash provided by operating activities	410.0	445.0

Cash Flows from Investing Activities:
Cost of receivables acquired	(23,598.4)	(23,814.9)
Collections of receivables	23,113.3	23,178.3
Cost of equipment on operating leases acquired	(335.6)	(358.0)
Proceeds from sales of equipment on operating leases	220.8	215.3
Cost of notes receivable with John Deere	(242.4)	(244.8)
Collection of notes receivable with John Deere	327.4	164.3
Proceeds from sales of receivables	33.0	101.6
Change in restricted cash	(37.5)	(6.7)
Other	1.4	(22.1)
Net cash used for investing activities	(518.0)	(787.0)

Cash Flows from Financing Activities:
Decrease in commercial paper - net	(2,649.7)	(74.3)
Increase (decrease) in other notes payable - net	2,062.8	(307.2)
Increase (decrease) in payable with John Deere - net	(306.6)	34.2
Proceeds from issuance of long-term borrowings	4,159.4	4,053.8
Payments of long-term borrowings	(2,187.2)	(2,587.5)
Dividends paid		(465.1)
Debt issuance costs	(111.3)	(16.2)
Net cash provided by financing activities	967.4	637.7

Effect of exchange rate changes on cash and cash equivalents	30.3	9.1
Net increase in cash and cash equivalents	889.7	304.8
Cash and cash equivalents at beginning of period	1,082.6	190.8
Cash and cash equivalents at end of period	$ 1,972.3	$ 495.6

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Financial Statements

(Unaudited)

(1)

The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Subsequent events have been evaluated through August 28, 2009, which is the date these financial statements were issued on Form 10-Q with the SEC.

(2)

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. John Deere’s agricultural equipment operations and the commercial and consumer equipment operations were combined into the agriculture and turf operations at the beginning of the third quarter of 2009. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers, through direct relationships with agricultural producers or through agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company makes loans to certain affiliated companies that directly invest in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

(3)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
		2009	2008	2009	2008
	Net income	$ 59.1	$ 70.1	$ 128.1	$ 224.6

	Other comprehensive income (loss), net of tax:
	Change in cumulative translation adjustment	25.5	2.2	27.4	18.1
	Unrealized loss on investments				(1.2)
	Unrealized gain (loss) on derivatives	9.9	12.2	(14.4)	(4.1)
	Total comprehensive income	$ 94.5	$ 84.5	$ 141.1	$ 237.4

(4)	Commitments and contingencies:

At July 31, 2009, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $101 million of commercial paper and $1,639 million of medium-term notes outstanding that were guaranteed by the Company.

At July 31, 2009, the Company had $18 million of guarantees issued to turbine manufacturers for John Deere Renewables, LLC wind turbine purchases. John Deere Renewables, LLC is an affiliated company that has commitments to purchase wind turbines related to its direct investments in wind energy projects. At July 31, 2009, the maximum remaining term of these purchase commitments was approximately one year.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At July 31, 2009, the maximum exposure for uncollected premiums was approximately $179 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposures under the Agreements of approximately $915 million at July 31, 2009. The Company believes that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at July 31, 2009, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.9 billion at July 31, 2009. The amount of unused commitments to extend credit to customers was $42.3 billion at July 31, 2009. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

	At July 31, 2009, the Company had restricted other assets of $3 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $4 million at July 31, 2009, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 31, 2009.

(5)	Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the table below. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary. No additional support to these SPEs beyond what was previously contractually required has been provided during the first nine months of 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,855 million, $1,303 million and $1,503 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,796 million, $1,287 million and $1,490 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $2,060 million, $334 million and $395 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $1,895 million, $334 million and $388 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

		July 31, 2009

	Carrying value of liabilities	$1,895.4
	Maximum exposure to loss	2,059.7

	The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $34 billion at July 31, 2009.

	The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

		July 31, 2009		October 31, 2008	July 31, 2008

		Restricted securitized retail notes	$3,793.4	$1,592.5	$1,857.0
		Allowance for credit losses	(17.6)	(10.9)	(12.5)
		Other assets	139.1	55.0	53.6
		Total restricted securitized assets	$3,914.9	$1,636.6	$1,898.1

	The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

		July 31, 2009		October 31, 2008	July 31, 2008

		Other notes payable	$3,684.7	$1,618.3	$1,875.2
		Accounts payable and accrued expenses	6.7	3.0	2.7
		Total liabilities related to restricted securitized assets	$3,691.4	$1,621.3	$1,877.9

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2009, the maximum remaining term of all restricted receivables was approximately six years.

(6)	Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

			July 31, 2009
			Total	Level 2
		Other assets
		Derivatives:
		Interest rate contracts	$ 497.7	$ 497.7
		Foreign exchange contracts	1.3	1.3
		Cross-currency interest rate contracts	128.1	128.1
		Total assets	$ 627.1	$ 627.1

		Accounts payable and accrued expenses
		Derivatives:
		Interest rate contracts	$ 161.1	$ 161.1
		Foreign exchange contracts	14.7	14.7
		Cross-currency interest rate contracts	.9	.9
		Total liabilities	$ 176.7	$ 176.7

	Financial assets measured at fair value on a nonrecurring basis and the losses during the periods were as follows (in millions of dollars):

		July 31, 2009	Three Months Ended July 31, 2009		Nine Months Ended July 31, 2009
		Level 3	Losses		Losses
	Receivables	$24.2	$4.5		$13.2

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using level 1 measurements at July 31, 2009.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

	The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivative Instruments – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Receivables – Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach or realizable values for the underlying collateral. The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

(7)	The fair values of financial instruments that do not approximate the carrying values in the financial statements were as follows (in millions of dollars):

		July 31, 2009		October 31, 2008
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Receivables financed - net	$ 14,566	$ 14,571	$ 16,213	$ 15,815
	Restricted securitized retail notes - net	3,776	3,785	1,582	1,578
	Short-term secured borrowings	3,685	3,699	1,618	1,583
	Long-term borrowings	13,345	13,690	10,530	9,749

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

	Fair values of derivative financial instruments are included in Note 6. The carrying values and the fair values are the same since they are recorded at fair value.

(8)

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at July 31, 2009 was $22 million. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $627 million as of July 31, 2009. The amount of collateral received at July 31, 2009 to offset this potential maximum loss was $40 million. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $125 million as of July 31, 2009. None of the concentrations of risk with any individual counterparty was considered significant at July 31, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings. The total notional amount of these receive-variable/pay-fixed interest rate contracts at July 31, 2009 was $3,411 million. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approached maturity. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $40 million after-tax. These contracts mature in up to 22 months. There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amount of these receive-fixed/pay-variable interest rate contracts at July 31, 2009 was $6,238 million. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses on these interest rate contracts designated as hedges were recognized currently in interest expense. The ineffective portions totaled a $1 million loss in the third quarter of 2009 and a $.1 million gain in the first nine months of 2009. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) including interest on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
Interest rate contracts	$ 2.1	$ 283.3
Borrowings	(34.9)	(391.9)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amount of the interest rate swaps was $990 million, the foreign exchange contracts was $1,227 million and the cross-currency interest rate contracts was $847 million at July 31, 2009. There were also $2,670 million of interest rate caps purchased and $2,670 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at July 31, 2009. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

		July 31, 2009
		Other Assets	Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts		$436.7	$99.2

Not designated as hedging instruments:
Interest rate contracts		61.0	61.9
Foreign exchange contracts		1.3	14.7
Cross-currency interest rate contracts		128.1	.9
Total not designated		190.4	77.5

Total derivatives		$627.1	$176.7

	The effects of derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Classification of Gains (Losses)	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
	Fair Value Hedges:
	Interest rate contracts	Interest expense	$2.1	$283.3

	Cash Flow Hedges:
	Total Recognized in OCI
	(Effective Portion):
	Interest rate contracts	OCI (pretax)	(11.1)	(80.3)

	Reclassified from OCI
	(Effective Portion):
	Interest rate contracts	Interest expense	(26.1)	(58.5)

	Recognized Directly in Income
	(Ineffective Portion) *:
	Interest rate contracts	Interest expense	*	*

	Not Designated as Hedges:
	Interest rate contracts **	Interest expense	$5.9	$6.1
	Foreign exchange contracts **	Administrative and operating expenses	(53.9)	(1.6)
	Total		$(48.0)	$4.5

	*		The amount is less than $.1 million.
	**		Includes interest and foreign exchange expenses from cross-currency interest rate contracts.

(9)	New accounting standards adopted in the first nine months of 2009 were as follows:

In the first quarter of 2009, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, for financial assets and liabilities recognized or disclosed at fair value (see Note 6). This Statement defines fair value and expands disclosures about fair value measurements. These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the first quarter of 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement increases the disclosure requirements for derivative instruments (see Note 8). Most disclosures are required on an interim and annual basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the first quarter of 2009, the Company adopted FASB Staff Position (FSP) Financial Accounting Statement (FAS) 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (see Note 5). The new standard requires additional disclosure for transfers of financial assets in securitization transactions and an entity’s involvement with variable interest entities. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the third quarter of 2009, the Company adopted FASB Statement No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, or available to be issued if not widely distributed. The financial statements should reflect all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. The financial statements should not reflect subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued (see Note 1). The adoption did not have a material effect on the Company’s consolidated financial statements.

In the third quarter of 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (see Note 7). The new standard requires the fair value disclosures as described in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, on an interim basis. Previously, this was disclosed on an annual basis only. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both Statements is the beginning of fiscal year 2010. The adoptions are not expected to have material effects on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. Statement No. 166 eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). This Statement requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011. The Company has currently not determined the potential effects on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP). This Statement replaces Statement No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The effective date is the fourth quarter of 2009. The adoption will not have a material effect on the Company’s consolidated financial statements.

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.0 million in the first nine months of 2009. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.6 million during the first nine months of 2009. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2009.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture, turf, construction and forestry equipment. In addition, the Company provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and makes loans to certain affiliated companies that directly invest in wind energy projects.

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry farm machinery sales for 2009 are forecast to be down slightly for the year in the U.S. and Canada though sales of large tractors, combines, sprayers and seeding equipment are expected to be higher. Industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year. In other parts of the world, markets are expected to be sharply lower. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are also expected to be down about 20 percent. John Deere’s agriculture and turf equipment sales were down 21 percent for the third quarter, 9 percent for the first nine months of 2009 and are forecast to decrease about 15 percent for the full year. This forecast includes a negative currency translation effect of about 5 percent. John Deere’s construction and forestry sales declined 47 percent in the third quarter and 45 percent in the first nine months of 2009.  These sales are expected to decrease approximately 47 percent for the year, attributable to the decline in the global economy and historically low levels of construction activity in the U.S.  The Company’s net income in 2009 is forecast to decrease to approximately $165 million, compared to $282 million in 2008. The forecast decrease from 2008 is primarily due to narrower financing spreads, a higher provision for credit losses and lower commissions from crop insurance.

Items of concern for the Company include the decline in global economic activity and expected slow recovery, the turmoil in financial markets and the effectiveness of governmental policies to promote economic recovery and the availability of credit for the Company’s customers. Significant fluctuations in foreign currency exchange rates could also impact the Company’s results.

2009 Compared with 2008

Net income was $59.1 million for the third quarter and $128.1 million for the first nine months of 2009, compared with $70.1 million and $224.6 million, respectively, last year. Results were lower for the quarter primarily due to a higher provision for credit losses and narrower financing spreads, partially offset by foreign exchange gains and lower administrative and operating losses. Year-to-date results were lower primarily due to narrower financing spreads, a higher provision for credit losses and lower commissions from crop insurance, partially offset by lower administrative and operating expenses.

Revenues totaled $465.3 million for the third quarter and $1,328.8 million for the first nine months of 2009, compared to $483.6 million and $1,467.3 million, respectively, last year. The year-to-date decrease was primarily due to lower financing rates and lower commissions from crop insurance. Finance income earned on retail notes totaled $561.9 million for the first nine months of 2009, down $85.0 million compared to $646.9 million for the same period in 2008. This decrease was primarily due to lower financing rates and a 5 percent decrease in the average retail note portfolio balances. Lease revenues totaled $237.4 million in the first nine months of 2009, compared to $246.7 million in the first nine months of 2008. This decrease was primarily due to lower financing rates. Revenues earned on revolving charge accounts amounted to $175.7 million in the first nine months of 2009, compared to $162.4 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates in the first nine months of 2009, compared with the same period last year. Finance income earned on wholesale receivables totaled $229.9 million for the first nine months of 2009, compared to $232.0 million for the same period in 2008. The decrease was primarily due to lower financing rates, partially offset by a 14 percent increase in the average balance of wholesale receivables. Operating loan income amounted to $11.0 million in the first nine months of 2009, compared to $18.5 million in the first nine months of 2008. The decrease was primarily due to lower financing rates and a 12 percent decrease in the average balance of operating loans. Revenues earned from John Deere totaled $133.3 million for the third quarter and $403.7 million in the first nine months of 2009, compared to $133.7 million and $409.4 million for the same periods last year.

Crop insurance commissions totaled $40.2 million for the third quarter and $52.3 million for the first nine months of 2009, compared to $39.3 million and $95.3 million for the same periods in 2008. The year-to-date decrease was primarily due to less favorable underwriting experience that resulted in lower commissions in the first and second quarters of 2009, compared to the same periods in 2008.

Interest expense totaled $195.3 million for the third quarter and $606.5 million for the first nine months of 2009, compared to $193.9 million and $622.5 million for the same periods in 2008. The year-to-date decrease was due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses were $78.9 million in the third quarter and $231.8 million for the first nine months of 2009, compared with $103.0 million and $266.0 million for the same periods in 2008. The decreases were primarily due to lower compensation costs and foreign exchange gains.

During the third quarter and first nine months of 2009, the provision for credit losses totaled $36.1 million and $110.3 million, respectively, compared with $16.1 million and $46.8 million for the same periods in 2008. For the first nine months of 2009, the Company has experienced higher write-offs of construction and forestry equipment retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $27.2 million and $87.1 million for the third quarter and first nine months of 2009, compared with $12.2 million and $40.7 million for the same periods in 2008. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .79 percent for the third quarter and .82 percent first nine months of 2009, compared with .36 percent and .36 percent for the same periods in 2008. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 1.49 to 1 for the third quarter of 2009, compared with 1.56 to 1 for the third quarter of 2008. The ratio of earnings to fixed charges was 1.33 to 1 for the first nine months of 2009, compared with 1.55 to 1 for the first nine months of 2008. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2009	2008	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,470.8	$1,440.5	$30.3	2%
Construction and forestry equipment	121.8	256.0	(134.2)	(52)
Total retail notes	1,592.6	1,696.5	(103.9)	(6)
Revolving charge accounts	1,250.8	1,304.7	(53.9)	(4)
Operating loans	139.4	426.4	(287.0)	(67)
Wholesale receivables	5,017.8	4,794.8	223.0	5
Financing leases	69.5	80.4	(10.9)	(14)
Equipment on operating leases	135.2	137.2	(2.0)	(1)
Total Receivables and Leases	$8,205.3	$8,440.0	$(234.7)	(3)%

	Nine Months
	Ended July 31,
	2009	2008	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$3,609.0	$3,929.4	$(320.4)	(8)%
Construction and forestry equipment	351.6	688.5	(336.9)	(49)
Total retail notes	3,960.6	4,617.9	(657.3)	(14)
Revolving charge accounts	3,384.0	3,192.3	191.7	6
Operating loans	939.2	1,655.3	(716.1)	(43)
Wholesale receivables	15,169.6	14,155.4	1,014.2	7
Financing leases	144.9	194.0	(49.1)	(25)
Equipment on operating leases	335.6	358.0	(22.4)	(6)
Total Receivables and Leases	$23,933.9	$24,172.9	$(239.0)	(1)%

Retail note volumes for agriculture and turf equipment decreased in the first nine months of 2009, when compared to last year, primarily due to a decrease in financed market share. Retail note volumes for construction and forestry equipment decreased in the third quarter and first nine months of 2009, when compared to last year, primarily due to decreases in retail sales of John Deere construction and forestry equipment. Revolving charge account volumes increased in the first nine months of 2009, when compared to last year, primarily as a result of increased market coverage. Operating loan volumes decreased during the third quarter and first nine months of 2009, when compared to last year, primarily due to decreased borrowings by farm input providers. Wholesale receivable volumes increased during the third quarter and first nine months of 2009, when compared to last year, due to increased shipments of John Deere agriculture and turf equipment in the U.S. as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2009	2008	2008
Retail notes:
Agriculture and turf equipment	$9,550.8	$9,733.4	$9,657.1
Construction and forestry equipment	1,512.5	1,986.5	2,076.7
Recreational products	7.0	9.2	9.8
Total retail notes	11,070.3	11,729.1	11,743.6
Revolving charge accounts	2,074.0	1,825.1	1,776.0
Operating loans	346.4	357.9	385.9
Wholesale receivables	4,582.3	3,570.6	4,051.6
Financing leases	397.9	417.9	452.4
Equipment on operating leases	994.3	1,053.4	985.9
Total Receivables and Leases	$19,465.2	$18,954.0	$19,395.4

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2009	2008	2008
Receivables and Leases administered:
Owned by the Company	$15,671.8	$17,361.5	$17,538.4
Owned by the Company – restricted due to securitization	3,793.4	1,592.5	1,857.0
Total Receivables and Leases owned by the Company	19,465.2	18,954.0	19,395.4
Administered – with limited recourse*	107.2	118.7	120.7
Administered – without recourse**	39.1	44.0	43.8
Total Receivables and Leases administered	$19,611.5	$19,116.7	$19,559.9

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2009, October 31, 2008 and July 31, 2008 was $8 million. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on receivables that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**           Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2009		2008		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$19.2	.20%	$13.7	.14%	$16.3	.17%
Construction and forestry equipment	10.3	.68	8.3	.42	9.0	.43
Recreational products
Total retail notes	29.5	.27	22.0	.19	25.3	.22
Revolving charge accounts*	26.2	1.26	14.6	.80	18.4	1.04
Operating loans	5.5	1.59	.5	.14
Wholesale receivables	6.3	.14	2.3	.06	.5	.01
Financing leases	5.9	1.48	5.4	1.29	5.7	1.26
Total Receivables	$73.4	.40%	$44.8	.25%	$49.9	.27%

*                                         Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $217 million, $163 million and $192 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.96 percent, 1.39 percent and 1.64 percent at July 31, 2009, October 31, 2008 and July 31, 2008, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2009		2008		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$33.9	.35%	$22.5	.23%	$23.7	.25%
Construction and forestry equipment	19.5	1.29	15.4	.78	15.9	.77
Recreational products	.1	1.43	.2	2.17	.1	1.02
Total retail notes	53.5	.48	38.1	.32	39.7	.34
Revolving charge accounts	.9	.04	.7	.04	3.3	.19
Operating loans	34.1	9.84	27.6	7.71	27.1	7.02
Wholesale receivables	5.8	.13			.2
Financing leases	15.0	3.77	13.2	3.16	13.6	3.01
Total Receivables	$109.3	.59%	$79.6	.44%	$83.9	.46%

The increase in the balance of non-performing construction and forestry equipment retail notes at July 31, 2009 was primarily due to the continued weak U.S. construction market. The increase in non-performing operating loans at July 31, 2009 was due to payment defaults on operating loans to a turf equipment customer. The increase in non-performing wholesale receivables at July 31, 2009 was primarily due to payment defaults on wholesale receivables to a turf equipment dealer. Loan loss provisions were recorded for the estimated uncollectible amounts.

At July 31, 2009, the Company had a $55 million secured operating loan outstanding to an agribusiness customer in the poultry industry that filed for bankruptcy protection in December 2008. The customer continues to operate and is remitting interest payments while a plan for debt restructuring is being finalized by the bankruptcy court.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31,		July 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$1.1	.05%	$.7	.03%
Construction and forestry equipment	10.0	2.56	3.8	.72
Recreational products	.2	10.99	.1	3.94
Total retail notes	11.3	.42	4.6	.16
Revolving charge accounts	15.4	3.12	7.5	1.80
Operating loans	(.1)	(.11)	(.4)	(.38)
Wholesale receivables	.2	.02	.3	.03
Financing leases	.4	.41	.2	.18
Total Receivables	$27.2	.59%	$12.2	.27%

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$2.9	.04%	$2.4	.03%
Construction and forestry equipment	40.3	3.09	17.0	1.03
Recreational products	.7	11.47	.3	3.73
Total retail notes	43.9	.53	19.7	.23
Revolving charge accounts	40.1	3.02	20.1	1.85
Operating loans	(.5)	(.18)	(.7)	(.22)
Wholesale receivables	.9	.03	.3	.01
Financing leases	2.7	.92	1.3	.41
Total Receivables	$87.1	.65%	$40.7	.31%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $161 million at July 31, 2009 compared with $174 million at October 31, 2008 and $171 million at July 31, 2008.

The Company’s allowance for credit losses on all Receivables financed totaled $129 million at July 31, 2009, $105 million at October 31, 2008 and $106 million at July 31, 2008. The allowance for credit losses represented ..70 percent of the total Receivables financed at July 31, 2009, .59 percent at October 31, 2008 and .58 percent at July 31, 2008. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

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

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.  Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

The economic downturn and market volatility have adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first nine months of 2009, the aggregate net cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and to increase Receivables. Net cash provided by operating activities was $410 million in the first nine months of 2009. Net cash provided by financing activities totaled $967 million in the first nine months of 2009, resulting primarily from a net increase in total external borrowings, partially offset by a decrease in payables to Deere & Company. Net cash used for investing activities totaled $518 million in the first nine months of 2009, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents increased $890 million during the first nine months of 2009.

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

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for the nine months ended July 31, 2009 and 2008, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity and the significant changes in credit market liquidity, sources of funds for the Company have been impacted. However, the Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may also be provided through loans from John Deere. The Company’s commercial paper outstanding at July 31, 2009, October 31, 2008 and July 31, 2008 was approximately $222 million, $2,814 million and $2,675 million, respectively, while the total cash and cash equivalents position was approximately $1,972 million, $1,083 million and $496 million, respectively.

On December 4, 2008, Capital Corporation and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP). During December 2008, Capital Corporation issued $2.0 billion of fixed-rate medium-term notes due June 19, 2012 at a rate of 2.875%, which are guaranteed by the FDIC under the TLGP. Following that issuance, the FDIC notified Capital Corporation that it needed additional review and written determination from the FDIC prior to issuing additional guaranteed debt. Accordingly, Capital Corporation submitted documentation to the FDIC seeking further guidance. Capital Corporation has received written notification from the FDIC that the FDIC denied the request and that the FDIC had determined that such a denial was appropriate because the request was inconsistent with the primary purpose of the TLGP. The notes issued under the TLGP during December 2008 continue to carry the FDIC guarantee.

During January 2009, Capital Corporation entered into a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 31, 2009, $2,365 million of secured short-term borrowings was outstanding under the agreement. During August 2009, Capital Corporation liquidated approximately $950 million of its secured borrowings under this revolving credit agreement in addition to the normal payments related to collections on the securitized retail notes.

In June 2009, Capital Corporation issued a $674 million retail note securitization transaction. The retail notes related to this secured borrowing were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

During the first nine months of 2009, the Company issued $4,153 million of medium-term notes, obtained $3,605 million of secured borrowings and maintained an average commercial paper balance of $1,249 million. At July 31, 2009, the Company’s funding profile included $222 million of commercial paper, $3,685 million of notes payable related to on-balance sheet securitization funding, $16,005 million of unsecured term debt, and $2,206 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first nine months of 2009, the Company issued $4,159 million and retired $2,187 million of long-term borrowings. The issuances were primarily medium-term notes. The retirements included $300 million of 6% Notes due 2009 and the remainder consisted primarily of medium-term notes.

Total interest-bearing indebtedness amounted to $19,925 million at July 31, 2009, compared with $18,424 million at October 31, 2008, and $18,467 million at July 31, 2008. Included in this debt are secured borrowings of $3,685 million, $1,618 million and $1,875 million for the same periods (see Note 5). Total external borrowings increased during the first nine months of 2009 and increased in the past 12 months, generally corresponding with the level of cash and cash equivalents, the level of the Receivable and Lease portfolio and the change in payable to John Deere. Total short-term indebtedness amounted to $6,581 million at July 31, 2009, which included $3,685 million of secured borrowings, compared with $7,894 million at October 31, 2008, which included $1,618 million of secured borrowings and $8,316 million at July 31, 2008, which included $1,875 million of secured borrowings, while total long-term indebtedness amounted to $13,345 million, $10,530 million and $10,151 million at these dates, respectively. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 9.0 to 1 at July 31, 2009, compared with 8.9 to 1 at October 31, 2008 and 10.8 to 1 at July 31, 2008.

Stockholder’s equity was $2,206 million at July 31, 2009, compared with $2,065 million at October 31, 2008 and $1,705 million at July 31, 2008. The increase in the first nine months of 2009 resulted primarily from net income of $128 million and an increase in the cumulative translation adjustment of $27 million, which was partially offset by a $14 million unrealized loss on derivatives.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,500 million at July 31, 2009, $4,006 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at July 31, 2009 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Item 4.            Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

The Company is in the process of implementing a new retail note accounting system in the U.S. During the third quarter of 2009, the Company began recording new retail notes on this system. The new system improves business effectiveness and enables a more integrated process for managing and recording financial information. During the third quarter of 2009, there were no other changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 28, 2009	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2009
(Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.