Form 10-K
period 2009-10-31
DEERE JOHN CAPITAL CORP
filed 2009-12-17
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)		36-2386361 (IRS Employer Identification No.)

1 East First Street, Suite 600 Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)	(775) 786-5527 (Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
5.10% Global Debentures Due 2013	New York Stock Exchange

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

Yes ☐  No ☒

At November 30, 2009, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company.  John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of the Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Asia, Europe and Latin America.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf  and construction and forestry divisions and used equipment taken in trade for this equipment. John Deere’s agricultural equipment operations and the commercial and consumer equipment operations were combined into the agriculture and turf segment at the beginning of the third quarter of 2009. Information about Deere & Company’s business segments has been revised to conform to the current organization. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agriculture and turf, and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products and offers certain crop risk mitigation products in the U.S. In addition, the Company makes loans to certain affiliated companies that directly invest in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2009, the Company had 1,616 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment, created by combining the former agricultural equipment and commercial and consumer equipment segments, manufactures and distributes a full line of farm  and turf care equipment and related service parts — including large, medium and utility tractors; loaders; combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The credit segment includes the operations of the Company (described herein), John Deere Credit Company, John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil), John Deere Credit Oy (Finland) and John Deere Renewables, LLC, and primarily finances sales and leases by John Deere dealers of new and used agriculture and turf, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

John Deere had net income of $873 million, or $2.06 per share diluted ($2.07 basic), in 2009, compared with $2,053 million, or $4.70 per share diluted ($4.76 basic), in 2008.  Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses.

John Deere’s net sales and revenues from continuing operations decreased 19 percent to $23,112 million in 2009, compared with $28,438 million in 2008. Net sales of the Equipment Operations decreased 20 percent in 2009 to $20,756 million from $25,803 million last year. The sales decrease was primarily due to lower shipment volumes. The decrease also included an unfavorable effect for currency translation of 4 percent, more than offset by price realization of 5 percent.  Net sales in the U.S. and Canada decreased 14 percent in 2009. Net sales outside the U.S. and Canada decreased by 28 percent, which included an unfavorable effect of 8 percent for currency translation.

The agriculture and turf segment had net sales of $18,122 million in 2009, compared with $20,985 million in 2008. The construction and forestry segment had net sales of $2,634 million in 2009, compared with $4,818 million in 2008. The credit segment had revenues of $1,930 million in 2009, compared with $2,190 million in 2008.

Outlook for John Deere

Deere & Company’s equipment sales are projected to be down about 1 percent for fiscal year 2010 and decline about 10 percent for the first quarter, compared with the same periods in 2009. This includes a favorable currency translation impact of about 1 percent for the year and about 3 percent for the quarter. Deere & Company’s net income is anticipated to be approximately $900 million for 2010. Mainly due to lower discount rates, Deere & Company expects postretirement benefit costs to be about $400 million higher on a pretax basis in 2010 than in 2009.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf segment are forecast to decrease by about 4 percent for fiscal year 2010, including a favorable currency translation impact of about 2 percent.

On an industry basis, farm-machinery sales in the U.S. and Canada are forecast to be down about 10 percent for the year. Cash receipts and commodity prices, while below their prior peaks, are anticipated to remain at healthy levels. However, farmers are expected to be cautious in their purchasing decisions as a result of negative overall economic conditions and near term profitability issues in the livestock and dairy sectors.

In other parts of the world, industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year mainly due to weakness in the livestock, dairy and grain sectors. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure partly as a result of weak general economic conditions, including low levels of available credit. In South America, industry sales are projected to increase by 10 to 15 percent in 2010. Among other positive factors, parts of South America are benefiting from a return to more normal weather patterns after last year’s severe drought. The Brazilian market is expected to receive support from good incomes for soybean and sugarcane producers and the continued availability of attractive government supported financing. The forecast assumes that the Brazilian currency does not strengthen further against the U.S. dollar. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be flat for the year as a result of negative U.S. economic conditions.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 18 percent in 2010. Sales are expected to be helped by aggressive inventory reductions in the previous year that position Deere & Company to align production with retail demand. Despite an increase in housing starts from historically low levels, U.S. construction equipment markets are forecast to be down for the year resulting from a decline in non-residential construction activity and lower used equipment values. Global forestry markets are expected to experience some recovery based on higher demand for pulp and paper, driven by higher worldwide economic output, as well as the increase in U.S. housing starts.

Credit.  Net income for 2010 for the credit operations, which includes the Company, is forecast to be approximately $240 million. The forecast increase from 2009 is primarily due to higher commissions from crop insurance and increased revenue from wind energy projects. The Company’s net income for 2010, which does not include the credit operations in Canada, Brazil and Finland or the wind energy operations in the U.S., is projected to be approximately $175 million for 2010. The forecast increase from 2009 is primarily due to higher commissions from crop insurance.

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

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and Farm Plan™ and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost and for credit lines provided to the Company based on utilization of those lines.

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

Deere & Company has an agreement with the Company pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Company and to maintain the Company’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2009 and 2008, the Company’s ratios were 1.28 to 1 and 1.52 to 1, respectively, and never less than 1.12 to 1 and 1.43 to 1 for any fiscal quarter of 2009 and 2008, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of the Company. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the Company.  Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2009 and 2008, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Credit Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 5,000 participating agribusinesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of parts and service work performed at John Deere construction and forestry dealers. See Note 4 to the consolidated financial statements under “Revolving Charge Accounts Receivable.”

The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. Additionally, the Company provides production loans directly to farmers for their total operating needs. Generally, these loans are secured by crops and equipment.

The Company finances wholesale inventories of John Deere agriculture and turf  and construction and forestry equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agriculture and turf and construction and forestry retail notes. See Note 4 to the consolidated financial statements under “Wholesale Receivables.”

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at his own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Insurance is not required for goods purchased under revolving charge accounts.

Receivables and Leases are eligible for acceptance if they conform to prescribed finance and lease plan terms. Guidelines relating to down payments and contract terms on retail notes and leases are described in Note 4 and Note 7 to the consolidated financial statements.

In limited circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. Acceptance of these Receivables and Leases is dependent on having one or more risk mitigation enhancements that may include the pledge of additional collateral as security, the assignment of specific earnings to the Company or the acceptance of accelerated payment schedules. Officers of the Company are responsible for establishing policies and reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company normally makes all of its own routine collections, settlements and repossessions on Receivables and Leases.

John Deere retail notes and wholesale receivables are supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws. UCC financing statements are also prepared and filed on leases; however, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2009 and 2008, approximately 95 percent and 90 percent, respectively of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2009	2008	2009	2008
Retail notes	54	54	36	34
New equipment:
Agriculture and turf equipment	55	54	34	34
Construction and forestry equipment	44	45	38	35
Used equipment:
Agriculture and turf equipment	56	57	37	34
Construction and forestry equipment	44	44	35	35
Financing leases	40	41	34	32
Equipment on operating leases	36	35	32	31

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2009 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2009 Total	2008	2007	2006	2005

Retail notes:
Agriculture and turf equipment	$3,315	$6,022	$434	$165	$16	$9,952	$9,734	$9,540	$8,353	$7,231
Construction and forestry equipment	662	724				1,386	1,986	2,409	2,388	1,980
Recreational products	1	3		2		6	9	12	17	23
Total retail notes	$3,978	$6,749	$434	$167	$16	11,344	11,729	11,961	10,758	9,234
Revolving charge accounts						2,192	1,825	1,553	1,512	1,527
Operating loans						297	358	287	379	384
Wholesale receivables						3,874	3,571	3,521	3,699	3,651
Financing leases						393	418	430	421	412
Equipment on operating leases						1,023	1,053	995	900	794
Total Receivables and Leases						$19,123	$18,954	$18,747	$17,669	$16,002

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2009	2008	2007	2006	2005
U.S.	$16,228	$16,562	$16,199	$15,378	$13,753
Outside the U.S.	2,895	2,392	2,548	2,291	2,249
Total Receivables and Leases	$19,123	$18,954	$18,747	$17,669	$16,002

Delinquencies

Total Receivable amounts 60 days or more past due representing the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2009	2008	2007	2006	2005
U.S.	$46.7	$38.9	$39.7	$39.5	$27.1
Outside the U.S.	18.7	5.9	4.0	3.8	5.5
Total	$65.4	$44.8	$43.7	$43.3	$32.6

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2009	2008	2007	2006	2005
U.S.	$126.1	$63.2	$31.1	$22.7	$55.4
Outside the U.S.	20.1	16.4	17.1	9.6	11.7
Total	$146.2	$79.6	$48.2	$32.3	$67.1

The increase in the balance of non-performing Receivables at October 31, 2009 was primarily due to the negative overall economic conditions and the continued weak U.S. construction market.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2009	2008	2007	2006	2005

Allowance for credit losses, beginning of year	$105.2	$99.2	$92.8	$96.4	$112.6

Provision for credit losses	177.5	66.8	53.7	30.5	5.9

Write-offs:
Retail notes:
Agriculture and turf equipment	(8.0)	(5.6)	(2.8)	(1.9)	(2.3)
Construction and forestry equipment	(62.4)	(30.9)	(18.9)	(11.2)	(4.2)
Recreational products	(1.2)	(.8)	(.9)	(.6)	(1.3)
Total retail notes	(71.6)	(37.3)	(22.6)	(13.7)	(7.8)
Revolving charge accounts	(68.6)	(39.8)	(36.0)	(33.3)	(29.7)
Operating loans		(.3)	(3.7)	(2.9)	(3.0)
Wholesale receivables	(3.0)	(1.0)	(2.8)	(1.9)	(2.4)
Financing leases	(4.4)	(2.3)	(3.2)	(2.5)	(1.3)
Total write-offs	(147.6)	(80.7)	(68.3)	(54.3)	(44.2)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.9	3.4	3.3	3.7	3.7
Construction and forestry equipment	2.6	3.3	1.5	2.1	2.1
Recreational products	.2	.3	.3	.6	.6
Total retail notes	6.7	7.0	5.1	6.4	6.4
Revolving charge accounts	13.8	12.4	11.8	10.4	9.3
Operating loans	.5	1.0	1.1	.5	3.3
Wholesale receivables	.3	.6	1.4	2.5	2.0
Financing leases	.4	.1	.2	.2	.9
Total recoveries	21.7	21.1	19.6	20.0	21.9
Total net write-offs	(125.9)	(59.6)	(48.7)	(34.3)	(22.3)

Other changes (primarily translation adjustments)	1.4	(1.2)	1.4	.2	.2

Allowance for credit losses, end of year	$158.2	$105.2	$99.2	$92.8	$96.4

Total net write-offs as a percentage of average Receivables	.70%	.33%	.29%	.22%	.16%

Allowance as a percentage of total Receivables, end of year	.87%	.59%	.56%	.55%	.63%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2009	2008	2007	2006	2005

Allowance for credit losses, beginning of year	$8.2	$9.6	$9.2	$9.6	$17.0

Provision for credit losses	2.7	1.3	.5	(.2)	(5.7)

Write-offs	(3.1)	(1.6)	(1.5)	(1.1)	(1.8)
Recoveries	.7	.4	.4	.7	.5
Total net write-offs	(2.4)	(1.2)	(1.1)	(.4)	(1.3)

Other changes (primarily translation adjustments)	1.4	(1.5)	1.0	.2	(.4)

Allowance for credit losses, end of year	$9.9	$8.2	$9.6	$9.2	$9.6

Total net write-offs as a percentage of average Receivables from outside the U.S.	.09%	.05%	.05%	.02%	.06%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.34%	.35%	.38%	.41%	.43%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2009		2008		2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$18.5	55%	$18.3	55%	$20.4	54%	$20.3	50%	$20.3	48%
Construction and forestry equipment	57.9	8	43.3	11	40.9	13	34.9	14	32.1	13
Recreational products	.7		1.8		2.2		1.1		1.3
Total retail notes	77.1	63	63.4	66	63.5	67	56.3	64	53.7	61
Revolving charge accounts	41.8	12	21.2	10	19.1	9	17.3	9	16.9	10
Operating loans	22.8	2	8.1	2	3.7	2	3.8	2	9.1	2
Wholesale receivables	7.1	21	7.0	20	7.7	20	7.5	22	7.6	24
Financing leases	9.4	2	5.5	2	5.2	2	7.9	3	9.1	3
Total	$158.2	100%	$105.2	100%	$99.2	100%	$92.8	100%	$96.4	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2009		2008		2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$148.3	84%	$97.0	87%	$89.6	86%	$83.6	87%	$86.8	86%
Outside the U.S.	9.9	16	8.2	13	9.6	14	9.2	13	9.6	14
Total	$158.2	100%	$105.2	100%	$99.2	100%	$92.8	100%	$96.4	100%

The allowance for credit losses is an estimate of the losses inherent in the Company’s Receivable portfolio.  The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical receivable recoveries and charge-offs are considered as part of the loss experience by product category.  The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and provision for credit losses.

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

The Company also reviews Receivables for impairment based on delinquencies and changes in cash flows or collateral. These Receivables consist of materially past due Receivables, customers that have provided bankruptcy notification and other Receivables requiring significant collection efforts including litigation. The Company identifies these Receivables during reviews of portfolio credit quality. The Company includes the impairment on non-performing Receivables as a separate component included in the allowance unless it has already been recognized as a loss.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance. The total allowance reflects management’s estimate of credit losses inherent in the Receivables portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2009 and 2008.

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

Governmental Actions.  With respect to the ongoing global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets. To the extent that the Company participates in governmental programs designed to address current conditions, both in the U.S. and in other countries, there is no assurance such programs will remain available for sufficient periods of time or on acceptable terms to benefit the Company, and the expiration of such programs could have unintended adverse effects. In addition, certain competitors may be eligible for certain programs that the Company is ineligible for, which may create a competitive disadvantage. The Company’s operations and results could also be materially impacted by financial regulatory reform. Governmental policies on taxes and spending can also affect the Company, especially John Deere’s construction and forestry business due to the impact of government spending on infrastructure development.

Changing Demand for Farm Outputs.  Changing worldwide demand for food and the demand for different forms of bio-energy could have an affect on prices for farm commodities which could affect the Company and the demand for John Deere’s agricultural equipment. In addition, global economic conditions may have an impact on agricultural commodity prices.

Economic Condition and Outlook.  Conditions in the global financial markets and general economy materially affect the Company’s results of operations. The demand for the Company’s products and services could be adversely affected in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings, and lower business development. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s activities could be adversely impacted by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for John Deere’s equipment. Current negative economic conditions and outlook have decreased housing starts and other construction and dampened demand for certain construction equipment. John Deere’s construction and forestry business and its turf operations are dependent on construction activity and general economic conditions. Significant or prolonged declines in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If continuing negative economic conditions extend to the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales.

Current negative economic conditions have adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, continued negative market conditions could further reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs, provisions for credit losses and recoverability of residual values.

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

Consumer Attitudes.  The confidence John Deere’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on Deere & Company’s sales. Continuing negative economic conditions could significantly impair customer confidence. John Deere’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is important as well.

Interest Rates and Credit Ratings.  Rising interest rates could have a dampening effect on overall economic activity and could affect the demand for John Deere’s equipment. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company. Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company.  Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position. Guidance from rating agencies as to acceptable leverage can affect the Company’s returns as well.

The risks identified above should be considered in conjunction with “Management’s Discussion and Analysis” beginning on page 13, and, specifically, the other risks described in the “Safe Harbor Statement” on page 21. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment, Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Parla, Spain.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of the Company’s common stock is owned by John Deere Credit Company, a finance holding company that is wholly-owned by Deere & Company. In 2009 and 2008, Deere & Company increased its investment in John Deere Credit Company by $60 million and $400 million, respectively. In each case, John Deere Credit Company increased its investment in the Company by the same amount. The Company did not declare or pay cash dividends to John Deere Credit Company in 2009. This compares to $465 million in dividends declared and paid to John Deere Credit Company in 2008. In 2008, John Deere Credit Company paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Industry farm machinery sales in the U.S. and Canada in 2010 are forecast to be down about 10 percent. Industry sales in Western Europe are forecast to decline 10 to 15 percent and South America industry sales are projected to increase by 10 to 15 percent for the year. John Deere’s agriculture and turf equipment sales declined 14 percent in 2009 and are forecast to decrease by about 4 percent in 2010, including a favorable currency translation impact of about 2 percent. U.S. construction equipment markets are forecast to be down in 2010 resulting from a decline in non-residential construction activity and lower used equipment values. Global forestry markets are expected to experience some recovery in 2010 based on higher demand for pulp and paper. John Deere’s construction and forestry sales declined 45 percent in 2009 and are forecast to increase by approximately 18 percent in 2010. Net income for the Company in 2010 is expected to increase to approximately $175 million. The forecast increase from 2009 is primarily due to higher commissions from crop insurance.

Items of concern for the Company include the decline in global economic activity and expected slow recovery, capital market disruptions, the effectiveness of governmental policies to promote economic recovery, the availability of credit for the Company’s customers and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

In an environment of intense global economic pressure, Deere & Company has completed a solidly profitable year and maintained its strong financial condition. Deere & Company’s plans for meeting the world’s growing need for food and infrastructure are continuing to move forward.

2009 Compared with 2008

Consolidated net income was $149.2 million for the year, compared with $282.4 million last year. The lower results for the year were primarily due to a higher provision for credit losses, narrower financing spreads, lower commissions from crop insurance and higher losses from construction equipment operating lease residual values, partially offset by lower administrative and operating expenses. The ratio of earnings to fixed charges was 1.28 to 1 for 2009, compared with 1.52 to 1 for 2008.

Revenues totaled $1,756 million in 2009, compared with $1,967 million in 2008. The decrease was primarily due to lower financing rates and lower commissions from crop insurance. Finance income earned on retail notes totaled $744 million in 2009, compared with $861 million in 2008. The decrease was primarily due to lower financing rates and a 5 percent decrease in the average retail note portfolio balances. Lease revenues decreased $19 million to $313 million in 2009, primarily due to lower financing rates and a 2 percent decrease in the average balance of leases. Revenues earned on revolving charge accounts amounted to $242 million in 2009, a 7 percent increase over revenues of $227 million earned during 2008. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates. Finance income earned on wholesale receivables decreased $5 million, to $298 million in 2009, from $303 million in 2008. The decrease was primarily due to lower financing rates, partially offset by a 13 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $14 million in 2009, compared with $23 million in 2008. The decrease was primarily due to lower financing rates and an 11 percent decrease in the average balance of operating loans. Revenues earned from Deere & Company totaled $507 million in 2009, compared with $542 million a year ago.

Crop insurance commissions totaled $83 million in 2009, compared with $139 million in 2008. The decrease was primarily due to less favorable underwriting experience that resulted in lower commissions in the first and second quarters of 2009, compared to the same periods in 2008.

Other income totaled $60 million in 2009, compared with $77 million in 2008. The decrease was primarily due to higher losses from construction equipment operating lease residual values.

Interest expense totaled $789 million in 2009, compared with $839 million in 2008. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 4.7 percent in 2008 to 4.0 percent in 2009, partially offset by higher average borrowings.

Administrative and operating expenses totaled $333 million in 2009, compared with $373 million in 2008. The decrease was primarily due to lower compensation costs and foreign exchange gains.

The provision for credit losses was $178 million in 2009, compared with $67 million in 2008. The increase was primarily due to higher write-offs of construction and forestry retail notes and revolving charge accounts and an increase in the allowance for credit losses. Total net write-offs of Receivables financed were $126 million during 2009, compared with $60 million in 2008. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was ..99 percent for 2009 and .37 percent for 2008.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2009 totaled $31,254 million, compared with volumes of $33,404 million during 2008. Receivables and Leases held by the Company at October 31, 2009 totaled $19,123 million, compared with $18,954 million at October 31, 2008. For the 2009 and 2008 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2009	2008	% Change	2009	2008	% Change
Retail notes:
Agriculture and turf equipment	$5,013.4	$5,489.1	(9)%	$9,952.0	$9,733.4	2%
Construction and forestry equipment	472.9	953.6	(50)	1,386.0	1,986.5	(30)
Recreational products				6.2	9.2	(33)
Total retail notes	5,486.3	6,442.7	(15)	11,344.2	11,729.1	(3)
Revolving charge accounts	4,458.2	4,352.8	2	2,192.5	1,825.1	20
Operating loans	1,014.3	2,187.2	(54)	297.0	357.9	(17)
Wholesale receivables	19,610.9	19,610.9		3,873.5	3,570.6	8
Financing leases	189.5	254.0	(25)	392.8	417.9	(6)
Equipment on operating leases	494.9	556.3	(11)	1,023.2	1,053.4	(3)
Total Receivables and Leases	$31,254.1	$33,403.9	(6)%	$19,123.2	$18,954.0	1%

Retail note volumes decreased primarily due to decreases in  retail sales of John Deere agriculture and turf equipment and construction and forestry equipment. Revolving charge account volumes increased primarily as a result of increased market coverage. Operating loan volumes decreased primarily due to decreased borrowings by farm input providers.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2009	October 31, 2008
Receivables and Leases administered:
Owned by the Company	$16,013.1	$17,361.5
Owned by the Company — restricted due to securitization	3,110.1	1,592.5
Total Receivables and Leases owned by the Company	19,123.2	18,954.0
Administered - with limited recourse*	95.8	118.7
Administered - without recourse**	32.6	44.0
Total Receivables and Leases administered	$19,251.6	$19,116.7

*                                       The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2009 and 2008 was $7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 95 percent of the total retail note portfolio at October 31, 2009, compared with 90 percent at October 31, 2008.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $65 million at October 31, 2009, compared with $45 million at October 31, 2008. In addition, these past due amounts represented .36 percent and .25 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $301 million and $163 million at October 31, 2009 and 2008, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 2.66 percent at October 31, 2009 and 1.39 percent at October 31, 2008. See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $165 million at October 31, 2009 compared with $174 million at October 31, 2008. The Company’s allowance for credit losses on all Receivables financed at October 31, 2009 totaled $158 million and represented .87 percent of the total Receivables financed, compared with $105 million and .59 percent, respectively, one year earlier. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2008 Compared with 2007

Consolidated net income was $282.4 million for the fiscal year ended October 31, 2008, compared with $311.2 million in 2007. The lower results for 2008 were primarily due to an increase in average leverage, higher administrative and operating expenses, foreign exchange losses and an increase in the provision for credit losses, partially offset by growth in the portfolio and increased commissions from crop insurance. The ratio of earnings to fixed charges was 1.52 to 1 for 2008, compared with 1.54 to 1 for 2007.

Revenues totaled $1,967 million in 2008 and 2007. Finance income earned on retail notes totaled $861 million in 2008, compared with $852 million in 2007. The increase was primarily due to a 6 percent increase in the average retail note portfolio balances, partially offset by lower financing rates. Lease revenues increased $13 million to $332 million in 2008, primarily due to a 4 percent increase in the average balance of leases. Revenues earned on revolving charge accounts amounted to $227 million in 2008, a 2 percent increase over revenues of $222 million earned during 2007. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates. Finance income earned on wholesale receivables decreased $62 million, to $303 million in 2008, from $365 million in 2007. The decrease was primarily due to lower financing rates and a 3 percent decrease in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $23 million in 2008, compared with $27 million in 2007. The decrease was primarily due to lower financing rates. Revenues earned from Deere & Company totaled $542 million in 2008, compared with $555 million in 2007.

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

The provision for credit losses was $67 million in 2008, compared with $54 million in 2007. The Company has experienced higher write-offs of construction and forestry retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $60 million during 2008, compared with $49 million in 2007. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .37 percent for 2008 and .31 percent for 2007.

Depreciation of equipment on operating leases totaled $216 million in 2008, compared with $212 million in 2007. The increase was primarily the result of higher average amounts of equipment on operating leases.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2008 totaled $33,404 million, compared with volumes of $29,548 million during 2007. Excluding the trade receivables acquired from John Deere, acquisitions of Receivables and Leases were 13 percent higher in 2008 compared to 2007. Receivables and Leases held by the Company at October 31, 2008 totaled $18,954 million, compared with $18,747 million at October 31, 2007. For the 2008 and 2007 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2008	2007	% Change	2008	2007	% Change
Retail notes:
Agriculture and turf equipment	$5,489.1	$5,000.6	10%	$9,733.4	$9,539.3	2%
Construction and forestry equipment	953.6	1,372.1	(31)	1,986.5	2,409.1	(18)
Recreational products				9.2	12.3	(25)
Total retail notes	6,442.7	6,372.7	1	11,729.1	11,960.7	(2)
Revolving charge accounts	4,352.8	3,603.1	21	1,825.1	1,553.3	17
Operating loans	2,187.2	1,382.8	58	357.9	286.5	25
Wholesale receivables	19,610.9	17,431.0	13	3,570.6	3,521.3	1
Financing leases	254.0	221.1	15	417.9	430.3	(3)
Equipment on operating leases	556.3	537.7	3	1,053.4	995.2	6
Total Receivables and Leases	$33,403.9	$29,548.4	13%	$18,954.0	$18,747.3	1%

Retail note volumes for agriculture and turf equipment increased primarily due to increases in retail sales of John Deere agricultural equipment. Retail note volumes for construction and forestry equipment decreased primarily due to decreases in retail sales of John Deere construction and forestry equipment. Revolving charge account volumes increased primarily as a result of increased market coverage and increased farm input costs. Operating loan volumes increased primarily due to increased borrowings by farm input providers as a result of higher commodity prices. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity in the agricultural markets.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2008	October 31, 2007
Receivables and Leases administered:
Owned by the Company	$17,361.5	$16,596.9
Owned by the Company — restricted due to securitization	1,592.5	2,150.4
Total Receivables and Leases owned by the Company	18,954.0	18,747.3
Administered - with limited recourse*	118.7	177.9
Administered - without recourse**	44.0	44.6
Total Receivables and Leases administered	$19,116.7	$18,969.8

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

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $45 million at October 31, 2008, compared with $44 million at October 31, 2007. In addition, these past due amounts represented .25 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $163 million and $170 million at October 31, 2008 and 2007, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.39 percent at October 31, 2008 and 1.42 percent at October 31, 2007. See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $174 million at October 31, 2008 and 2007. The Company’s allowance for credit losses on all Receivables financed at October 31, 2008 totaled $105 million and represented .59 percent of the total Receivables financed, compared with $99 million and .56 percent, respectively, at October 31, 2007. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The aggregate cash provided by operating activities was used primarily to decrease external borrowings. Net cash provided by operating activities was $542 million in 2009. Net cash used for financing activities totaled $670 million resulting from a net decrease in external borrowings. Net cash used for investing activities totaled $116 million in 2009, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and the proceeds from sales of equipment on operating leases. Cash and cash equivalents decreased $212 million during 2009.

Over the last three years, operating activities have provided $1,735 million in cash. In addition, the sale of Receivables and Leases provided $352 million, an increase in total net borrowings provided $2,124 million and capital investments from Deere & Company provided $460 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sales of equipment on operating leases by $2,387 million, and to pay $990 million in dividends. Cash and cash equivalents also increased $751 million over the three-year period.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 80 percent of the Company’s acquisition volume for 2009 and 2008, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity and capital market disruptions, the sources of funds for the Company have been impacted. However, the Company expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and to issue term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2009 and 2008 was approximately $32 million and $2,814 million, respectively, while the total cash and cash equivalents position was $871 million and $1,083 million, respectively.

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

During January 2009, Capital Corporation entered into a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2009, $1,224 million of secured short-term borrowings was outstanding under the agreement. During November 2009, Capital Corporation reduced the capacity under this revolving credit agreement to $1,500 million and renewed it for an additional 364 days.

In June and October 2009, Capital Corporation issued $674 million and $727 million, respectively, in retail note securitization transactions. The retail notes related to these secured borrowings were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

During 2009, the Company issued $4,227 million of medium-term notes, obtained $4,332 million of secured borrowings and maintained an average commercial paper balance of $1,025 million. At October 31, 2009, the Company’s funding profile included $32 million of commercial paper, $3,109 million of notes payable related to on-balance sheet securitization funding, $15 million of intercompany loans from Deere & Company, $15,251 million of unsecured term debt, and $2,317 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

The Company issued $4,247 million and retired $3,170 million of long-term borrowings during the year. The issuances were primarily medium-term notes. The retirements included $300 million of 6% Notes due 2009 and the remainder consisted primarily of medium-term notes.

Total interest-bearing indebtedness amounted to $18,411 million at October 31, 2009, compared with $18,424 million at October 31, 2008. Included in this debt are secured borrowings of $3,109 million and $1,618 million for the same periods. Total short-term indebtedness amounted to $5,711 million at October 31, 2009, which included $3,109 million of secured borrowings, compared with $7,894 million at October 31, 2008, which included $1,618 million of secured borrowings, while total long-term indebtedness amounted to $12,701 million at October 31, 2009 and $10,530 million at October 31, 2008. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.9 to 1 and 8.9 to 1 at October 31, 2009 and 2008, respectively.

Stockholder’s equity was $2,317 million at October 31, 2009, compared with $2,065 million and $1,955 million at October 31, 2008 and 2007, respectively.  The increase in 2009 was primarily due to net income of $149 million, Deere & Company’s additional $60 million investment in John Deere Credit Company, which in turn increased its investment in the Capital Corporation, and an increase in the cumulative translation adjustment of $47 million, partially offset by an unrealized loss on derivatives of $4 million.

The Company did not declare or pay cash dividends to John Deere Credit Company in 2009. This compares to $465 million declared and paid to John Deere Credit Company in 2008. In 2008, John Deere Credit Company paid comparable dividends to Deere & Company.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,504 million at October 31, 2009, $4,214 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2009 was a long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements. For information regarding Deere & Company and its business, see “Business of John Deere”, “Outlook for John Deere” and “Relationships of the Company with John Deere” above and Exhibit 99.

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

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements involve certain factors that are subject to change, including changing worldwide economic conditions. Actions by the U.S. Federal Reserve Board, the FDIC and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates; and the credit market crisis.

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s business. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Current market conditions could also negatively impact customer access to capital for purchases of John Deere’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

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

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including the factors discussed in Item 1A. Risk Factors) and other Deere & Company and Capital Corporation filings with the Securities and Exchange Commission (SEC).

Off-Balance Sheet Arrangements

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2009 the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the

Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $981 million at October 31, 2009. The Company believes that the likelihood of the occurrence of the events that give rise to the exposures under these Agreements is substantially remote and as a result, at October 31, 2009, the Company’s accrued liability under the Agreements was not material.

The Company also had other miscellaneous contingent liabilities totaling approximately $10 million at October 31, 2009, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2009 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2009 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
Total debt*	$18,014	**	$4,137	$8,910	$3,377	$1,590
Interest on debt	1,827		521	829	176	301
Accounts payable	236		236
Deposits withheld from dealers and merchants	165		59	75	29	2
Purchase obligations	13		4	5	4
Operating leases	7		2	3	2
Total obligations	$20,262		$4,959	$9,822	$3,588	$1,893

*                                         Principal payments.

**                                  Notes payable of $3,109 million classified as short-term on the balance sheet related to securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

The previous table does not include unrecognized tax benefit liabilities of approximately $38 million at October 31, 2009 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 9, 10 and 11, respectively, to the consolidated financial statements.

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

The total allowance for credit losses at October 31, 2009, 2008, and 2007 were $158 million, $105 million, and $99 million, respectively. The increase in 2009 was primarily due to an increase in loss experience and delinquencies in construction and forestry equipment retail notes, revolving charge accounts and operating loans while the increase in 2008 was primarily due to the growth in the Receivable portfolio.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .15 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .15 percent, the allowance for credit losses at October 31, 2009 would increase or decrease by approximately $27 million.

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

The total operating lease residual values at October 31, 2009, 2008 and 2007 were $691 million, $663 million and $587 million, respectively.  The increases in 2009 and 2008 were primarily due to the higher levels of agriculture and turf equipment operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $26 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2009 would have been approximately $41 million. The net loss from decreasing the interest rates by 10 percent  at October 31, 2008 would have been approximately $25 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2009, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2009 and 2008, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2009 and 2008, were $2,477 thousand and $2,575 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2009 and 2008, were $410 thousand and $236 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2009 and 2008.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2009 and 2008.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2009 proxy statement.  During the fiscal year ended October 31, 2009, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

JOHN DEERE CAPITAL CORPORATION

	By:	/s/ S. R. Allen
S. R. Allen
Chairman and Principal Executive Officer

Date: December 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, James A. Israel and Gregory R. Noe, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ S. R. Allen	Director, Chairman and	)
S. R. Allen	Principal Executive Officer	)
)
)
/s/ David C. Everitt	Director	)
David C. Everitt		)
		)	December 17, 2009
)
/s/ James M. Field	Director, Senior Vice President	)
James M. Field	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ James A. Israel	Director and President	)
James A. Israel		)

Signature	Title		Date

/s/ M. J. Mack, Jr.	Director	)
M. J. Mack, Jr.		)
)
)
/s/ Daniel C. McCabe	Director	)
Daniel C. McCabe		)
)
)
/s/ Stephen Pullin	Director	)	December 17, 2009
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity, and of consolidated cash flows for each of the three years in the period ended October 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2009

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings

For the Years Ended October 31, 2009, 2008 and 2007

(in millions)

	2009	2008	2007
Revenues
Finance income earned on retail notes	$743.6	$860.5	$851.9
Lease revenues	312.9	331.7	318.7
Revolving charge account income	242.1	227.2	222.1
Finance income earned on wholesale receivables	297.7	302.5	364.8
Operating loan income	14.0	22.9	26.8
Income on receivables sold	2.6	6.3	22.3
Crop insurance commissions	83.3	139.1	75.5
Other income - net	60.0	77.2	84.8
Total revenues	1,756.2	1,967.4	1,966.9
Expenses
Interest expense	788.5	838.7	877.9
Operating expenses:
Administrative and operating expenses	333.2	373.0	307.6
Provision for credit losses	177.5	66.8	53.7
Fees paid to John Deere	30.6	35.8	36.0
Depreciation of equipment on operating leases	204.5	216.0	212.1
Total operating expenses	745.8	691.6	609.4
Total expenses	1,534.3	1,530.3	1,487.3
Income of consolidated group before income taxes	221.9	437.1	479.6
Provision for income taxes	73.2	155.7	168.7
Income of consolidated group	148.7	281.4	310.9
Equity in income of unconsolidated affiliates	.5	1.0	.3
Net income	149.2	282.4	311.2
Dividends paid		(465.1)	(525.0)
Retained earnings at beginning of the year	882.9	1,065.6	1,300.9
Retained earnings at end of the year	$1,032.1	$882.9	$1,087.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2009 and 2008

(in millions)

	2009	2008
Assets
Cash and cash equivalents	$870.6	$1,082.6
Receivables:
Retail notes	8,234.1	10,136.6
Restricted securitized retail notes	3,110.1	1,592.5
Revolving charge accounts	2,192.5	1,825.1
Operating loans	297.0	357.9
Wholesale receivables	3,873.5	3,570.6
Financing leases	392.8	417.9
Total receivables	18,100.0	17,900.6
Allowance for credit losses	(158.2)	(105.2)
Total receivables — net	17,941.8	17,795.4
Other receivables	25.9	25.4
Equipment on operating leases — net	1,023.2	1,053.4
Notes receivable from John Deere	739.2	799.3
Investments in unconsolidated affiliates	6.6	5.4
Other assets	1,094.2	552.1
Total Assets	$21,701.5	$21,313.6

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$32.0	$2,814.5
Other notes payable	3,113.0	1,622.2
John Deere	15.3	315.6
Current maturities of long-term borrowings	2,550.4	3,141.9
Total short-term borrowings	5,710.7	7,894.2
Accounts payable and accrued expenses	741.6	583.4
Deposits withheld from dealers and merchants	164.9	173.5
Deferred income taxes	67.1	67.9
Long-term borrowings	12,700.6	10,529.7
Total liabilities	19,384.9	19,248.7
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Credit Company)	1,272.8	1,212.8
Retained earnings	1,032.1	882.9
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	55.8	9.2
Unrealized loss on derivatives	(44.1)	(40.0)
Total accumulated other comprehensive income (loss)	11.7	(30.8)
Total stockholder’s equity	2,316.6	2,064.9
Total Liabilities and Stockholder’s Equity	$21,701.5	$21,313.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2009, 2008 and 2007

(in millions)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$149.2	$282.4	$311.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	177.5	66.8	53.7
Provision for depreciation and amortization	215.2	224.0	218.5
Provision (credit) for deferred income taxes	1.3	36.3	(37.9)
Undistributed earnings of unconsolidated affiliates	(.5)	(1.0)	(.3)
Change in accounts payable and accrued expenses	26.5	54.4	44.6
Change in accrued income taxes payable/receivable	7.7	9.9	15.2
Other	(35.2)	(74.9)	(9.9)
Net cash provided by operating activities	541.7	597.9	595.1

Cash Flows from Investing Activities:
Cost of receivables acquired	(30,759.2)	(32,847.6)	(29,010.7)
Collections of receivables	30,749.3	32,119.3	28,160.1
Cost of equipment on operating leases acquired	(494.9)	(556.3)	(537.7)
Proceeds from sales of equipment on operating leases	303.3	286.2	201.3
Purchases of property and equipment	(30.1)	(9.2)	(2.1)
Cost of notes receivable with John Deere	(288.7)	(398.1)	(521.4)
Collection of notes receivable with John Deere	348.8	185.3	173.5
Proceeds from sales of receivables	34.0	88.9	228.8
Change in restricted cash	(34.5)	(7.2)	74.3
Collateral on derivatives received - net	78.4
Other	(22.0)	(24.7)	11.3
Net cash used for investing activities	(115.6)	(1,163.4)	(1,222.6)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper — net	(2,878.3)	219.0	284.4
Increase (decrease) in other notes payable — net	1,490.9	(576.3)	(7.9)
Increase (decrease) in payable with John Deere — net	(306.3)	188.9	(50.4)
Proceeds from issuance of long-term borrowings	4,246.6	5,558.6	3,513.8
Payments of long-term borrowings	(3,169.6)	(3,876.2)	(2,513.2)
Dividends paid		(465.1)	(525.0)
Capital investment	60.0	400.0
Debt issuance costs	(113.4)	(22.3)	(11.6)
Net cash provided by (used for) financing activities	(670.1)	1,426.6	690.1

Effect of exchange rate changes on cash and cash equivalents	32.0	30.7	9.0
Net increase (decrease) in cash and cash equivalents	(212.0)	891.8	71.6
Cash and cash equivalents at the beginning of year	1,082.6	190.8	119.2
Cash and cash equivalents at the end of year	$870.6	$1,082.6	$190.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2007, 2008 and 2009

(in millions)

	Total Equity	Common Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2006	$2,153.7	$812.8	$1,300.9	$40.0
Comprehensive income
Net income	311.2		311.2
Other comprehensive income (loss)
Cumulative translation adjustment	33.6			33.6
Unrealized loss on investments	(2.3)			(2.3)
Unrealized loss on derivatives	(16.7)			(16.7)
Total comprehensive income	325.8
Dividends paid	(525.0)		(525.0)
Balance October 31, 2007	1,954.5	812.8	1,087.1	54.6
Comprehensive income
Net income	282.4		282.4
Other comprehensive income (loss)
Cumulative translation adjustment	(52.5)			(52.5)
Unrealized loss on investments	(1.2)			(1.2)
Unrealized loss on derivatives	(31.7)			(31.7)
Total comprehensive income	197.0
Adjustment to adopt FIN No. 48	(21.5)		(21.5)
Dividends paid	(465.1)		(465.1)
Capital investment	400.0	400.0
Balance October 31, 2008	2,064.9	1,212.8	882.9	(30.8)
Comprehensive income
Net income	149.2		149.2
Other comprehensive income (loss)
Cumulative translation adjustment	46.6			46.6
Unrealized loss on derivatives	(4.1)			(4.1)
Total comprehensive income	191.7
Capital investment	60.0	60.0
Balance October 31, 2009	$2,316.6	$1,272.8	$1,032.1	$11.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company, is the parent of the Company. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Asia, Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

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

John Deere’s agricultural equipment operations and the commercial and consumer equipment operations were combined into the agriculture and turf segment at the beginning of the third quarter of 2009. Information about Deere & Company’s business segments has been revised to conform to the current organization.

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

Variable Interest Entities

The Company is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table in Note 6.

Note 2. Summary of Significant Accounting Policies

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

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in finance revenue. Crop insurance commissions are recorded on a straight-line basis over the coverage period of the crop insurance policy.

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 6). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Restricted securitized retail notes.”  The Company recognizes finance income over the lives of these retail notes using the interest method.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method (see Note 7).

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in net income. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 22).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net gain (loss) for 2009, 2008 and 2007 was $7.0 million, $(13.3) million and $1.3 million, respectively.

Subsequent Events

Subsequent events have been evaluated through December 17, 2009, which is the date these financial statements were issued on Form 10-K with the Securities and Exchange Commission (SEC) (see Note 26).

Note 3. New Accounting Standards

New Accounting Standards Adopted

In 2009, the Company adopted Accounting Standards Update (ASU) No. 2009-01, Statement of Financial Accounting Standards No. 168 — The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP). This ASU includes FASB Statement No. 168 in its entirety. The ASU establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. Following this ASU, the FASB will issue only ASUs to update the ASC. The adoption did not have a material effect on the Company’s consolidated financial statements.

The following standards were also adopted in 2009 and they also did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FASB Statement No. 157, Fair Value Measurements) for financial assets and liabilities recognized or disclosed at fair value (see Note 21). ASC 820 defines fair value and expands disclosures about fair value measurements. These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis. The adoption for these assets and liabilities will not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities). ASC 825 permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The new standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company did not change the valuation of any financial instruments at adoption based on this Statement. The cumulative effect of adoption would have been reported as an adjustment to beginning retained earnings.

In the first quarter of 2009, the Company adopted FASB ASC 815, Derivatives and Hedging (FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815 increases the disclosure requirements for derivative instruments (see Note 22). Most disclosures are required on an interim and annual basis.

In the first quarter of 2009, the Company adopted FASB ASC 860, Transfers and Servicing (FASB Staff Position (FSP) Financial Accounting Statement (FAS) 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities) (see Note 6). ASC 860 requires additional disclosure for transfers of financial assets in securitization transactions and an entity’s involvement with variable interest entities.

In the third quarter of 2009, the Company adopted FASB ASC 855, Subsequent Events (FASB Statement No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, or available to be issued if not widely distributed. The financial statements should reflect all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. The financial statements should not reflect subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued.

In the third quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires fair value disclosures on an interim basis. Previously, this has been disclosed on an annual basis only.

New Accounting Standards to be Adopted

In December 2007, the FASB issued ASC 805, Business Combinations (FASB Statement No. 141 (revised 2007), Business Combinations), and ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The effective date for both standards is the beginning of fiscal year 2010. The adoptions will not have material effects on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). ASC 860 eliminates qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidations (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The standard also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011. The Company has currently not determined the potential effects on the consolidated financial statements.

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2009		2008
	Unrestricted	Restricted	Unrestricted	Restricted
Agriculture and turf equipment — new	$5,332.2	$1,318.7	$6,187.6	$536.6
Agriculture and turf equipment — used	2,483.7	1,593.6	3,326.2	783.4
Construction and forestry equipment — new	680.9	564.4	1,589.9	374.7
Construction and forestry equipment — used	178.0	56.8	152.9	50.4
Recreational products	6.2		13.0
Total	8,681.0	3,533.5	11,269.6	1,745.1
Unearned finance income	(446.9)	(423.4)	(1,133.0)	(152.6)
Retail notes receivable	$8,234.1	$3,110.1	$10,136.6	$1,592.5

Retail notes acquired by the Company during the years ended October 31, 2009, 2008 and 2007 had an average original term (based on dollar amounts) of 54, 54 and 52 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2009, 2008 and 2007 was 36, 34 and 35 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2009		2008
	Unrestricted	Restricted	Unrestricted	Restricted
Due in:
0-12 months	$3,048.6	$1,271.4	$3,800.7	$708.6
13-24 months	2,184.4	1,036.5	2,973.8	557.8
25-36 months	1,600.9	698.0	2,128.6	316.0
37-48 months	1,013.6	394.5	1,368.6	131.4
49-60 months	653.3	124.8	767.0	29.5
Over 60 months	180.2	8.3	230.9	1.8
Total	$8,681.0	$3,533.5	$11,269.6	$1,745.1

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2009, 2008 and 2007, the Company received proceeds from the sale of Receivables of $34 million, $89 million and $229 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2009, 2008 and 2007 was $7 million, $8 million and $25 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2009, 2008 and 2007, the balance of all Receivables and Leases administered, but not owned by the Company, was $128 million, $163 million and $223 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2009, the average effective yield on retail notes held by the Company was approximately 6.8 percent, compared with 7.4 percent in 2008 and 7.7 percent in 2007. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the waiver or interest reduction period is not significantly different from the compensation earned from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 25 percent in 2009, 2008 and 2007. During 2009, 2008 and 2007, the finance income earned from Deere & Company on retail notes containing waiver of finance charges or reduced rates was $187 million, $215 million and $215 million, respectively.

A deposit equal to one percent of the face amount of certain John Deere agriculture and turf equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Credit Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Credit Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2009 and 2008 totaled $2,193 million and $1,825 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers, through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers or through agribusinesses. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $297 million and $358 million at October 31, 2009 and 2008, respectively.

Financing Leases

The Company leases agriculture and turf equipment and construction and forestry equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term using the interest method. Lease acquisition costs are accounted for in a manner similar to the procedures for retail notes.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2009	2008
Agriculture and turf equipment	$283.1	$289.1
Construction and forestry equipment	132.7	149.9
Total	415.8	439.0
Estimated residual values	38.8	43.3
Unearned finance income	(61.8)	(64.4)
Financing leases receivable	$392.8	$417.9

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2009	2008
Due in:
0-12 months	$165.4	$173.2
13-24 months	116.9	120.2
25-36 months	77.4	81.0
37-48 months	40.9	45.1
Over 48 months	15.2	19.5
Total	$415.8	$439.0

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

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all of wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The finance income earned following the interest-free period is not significantly different from the compensation earned from John Deere. During 2009, 2008 and 2007, the compensation earned from John Deere was $214 million, $222 million and $242 million, respectively.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry business sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area in which the Company operates. The Company retains as collateral a security interest in the goods associated with Receivables other than certain revolving charge accounts.

Note 5. Allowance for Credit Losses, Delinquencies and Write-offs

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on collection experience, economic conditions and credit risk quality.

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2009	2008	2007
Balance, beginning of the year	$105.2	$99.2	$92.8
Provision for credit losses	177.5	66.8	53.7
Total net write-offs	(125.9)	(59.6)	(48.7)
Other changes (primarily translation adjustments)	1.4	(1.2)	1.4
Balance, end of the year	$158.2	$105.2	$99.2

The allowance for credit losses represented .87 percent, .59 percent and .56 percent of Receivables financed at October 31, 2009, 2008 and 2007, respectively. In addition, the Company had $165 million, $174 million and $174 million at October 31, 2009, 2008 and 2007, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the receivables.

An analysis of impaired Receivables at October 31 was as follows (in millions of dollars):

	2009	2008
Impaired Receivables with a specific related allowance*	$49.6	$25.7
Impaired Receivables without a specific related allowance	7.0	7.6
Total impaired Receivables	$56.6	$33.3

Average balance of impaired Receivables during the year	$44.8	$24.0

*              Related allowance of $26.5 million and $5.5 million as of October 31, 2009 and 2008, respectively.

Delinquencies

Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm Plan™, PowerPlan® or John Deere Credit Revolving Plan account. When a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. For Receivables that the accrual of finance income is suspended, finance income is recognized only to the extent it is received in cash. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2009		October 31, 2008		October 31, 2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$27.3	.27%	$13.7	.14%	$15.9	.17%
Construction and forestry equipment	10.7	.77	8.3	.42	6.9	.29
Recreational products
Total retail notes	38.0	.33	22.0	.19	22.8	.19
Revolving charge accounts*	19.8	.90	14.6	.80	15.3	.98
Operating loans			.5	.14
Wholesale receivables	1.6	.04	2.3	.06	.9	.03
Financing leases	6.0	1.53	5.4	1.29	4.7	1.09
Total Receivables	$65.4	.36	$44.8	.25	$43.7	.25

*                               Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$50.1	.50%	$22.5	.23%	$23.4	.25%
Construction and forestry equipment	33.2	2.40	15.4	.78	2.2	.09
Recreational products	.1	1.61	.2	2.17	.1	.81
Total retail notes	83.4	.74	38.1	.32	25.7	.21
Revolving charge accounts	1.1	.05	.7	.04	1.2	.08
Operating loans	35.9	12.09	27.6	7.71	3.5	1.22
Wholesale receivables	9.2	.24			4.5	.13
Financing leases	16.6	4.23	13.2	3.16	13.3	3.09
Total Receivables	$146.2	.81	$79.6	.44	$48.2	.27

At October 31, 2009, the Company had a $55 million secured operating loan outstanding to an agribusiness customer in the poultry industry that filed for bankruptcy protection in December 2008. The customer has continued to operate and remit all interest payments while the plan of reorganization, which has been approved by the bankruptcy court, is awaiting confirmation. At October 31, 2009, no loan-loss provision was recorded.

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$4.1	.04%	$2.2	.02%	$(.5)	(.01)%
Construction and forestry equipment	59.8	3.61	27.6	1.27	17.4	.72
Recreational products	1.0	12.99	.5	4.72	.6	4.05
Total retail notes	64.9	.59	30.3	.26	17.5	.16
Revolving charge accounts	54.8	2.97	27.4	1.75	24.2	1.73
Operating loans	(.5)	(.14)	(.7)	(.17)	2.6	.77
Wholesale receivables	2.7	.06	.4	.01	1.4	.04
Financing leases	4.0	1.03	2.2	.51	3.0	.74
Total Receivables	$125.9	.70	$59.6	.33	$48.7	.29

Note 6. Retail Note Securitizations

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into VIEs that are SPEs as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary. No additional support to these SPEs beyond what was previously contractually required has been provided during fiscal year 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,157 million and $1,303 million at October 31, 2009 and October 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $2,133 million and $1,287 million at October 31, 2009 and October 31, 2008, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $1,036 million and $334 million at October 31, 2009 and October 31, 2008, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $982 million and $334 million at October 31, 2009 and October 31, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

2009
Carrying value of liabilities	$981.5
Maximum exposure to loss	1,036.1

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $30 billion at October 31, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2009	2008
Restricted securitized retail notes	$3,110.1	$1,592.5
Allowance for credit losses	(24.3)	(10.9)
Other assets	107.7	55.0
Total restricted securitized assets	$3,193.5	$1,636.6

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2009	2008
Other notes payable	$3,109.1	$1,618.3
Accounts payable and accrued expenses	5.4	3.0
Total liabilities related to restricted securitized assets	$3,114.5	$1,621.3

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2009, the maximum remaining term of all restricted receivables was approximately five years.

Note 7. Equipment on Operating Leases

Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of our operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased asset. During 2009, the Company recorded impairment losses on operating leases of $8 million. There were no impairments losses recorded during 2008 or 2007.

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2009	2008
Agriculture and turf equipment	$780.7	$676.2
Construction and forestry equipment	617.5	748.9
Total	1,398.2	1,425.1
Accumulated depreciation	(375.0)	(371.7)
Equipment on operating leases — net	$1,023.2	$1,053.4

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2009	2008
Due in:
0-12 months	$211.6	$234.9
13-24 months	118.8	140.1
25-36 months	57.3	69.5
37-48 months	27.1	28.2
Over 48 months	7.0	7.0
Total	$421.8	$479.7

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

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $4 million, $2 million and $2 million at October 31, 2009, 2008 and 2007, respectively.

Note 8. Notes Receivable from John Deere

The Company makes loans to John Deere Renewables, LLC, an affiliated company that directly invests in wind energy projects. Notes receivable from John Deere related to wind energy loans at October 31, 2009 and 2008 were $739 million and $799 million, respectively. The Company receives interest from John Deere at competitive market interest rates. The Company has received security interests in the assets of John Deere Renewables, LLC as collateral on these loans. During 2009, 2008 and 2007, the interest earned from John Deere was $41 million, $37 million and $26 million, respectively.

Note 9.         Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2009	2008
Commercial paper	$32	$2,814
Other notes payable to banks	4	4
Other notes payable related to securitizations (see below)	3,109	1,618
John Deere	15	316
Current maturities of long-term borrowings	2,551	3,142
Total	$5,711	$7,894

The other notes payable related to securitizations are secured by restricted securitized retail notes on the balance sheet (see Note 6). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $3,109 million at October 31, 2009 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2010 - $1,535, 2011 - $947, 2012 - $506, 2013 - $120 and 2014 - $1. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2009 and 2008, was 1.7 percent and 3.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $4,504 million at October 31, 2009. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2009, $4,214 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization.

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

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2009		2008
Senior Debt:**
Medium-term notes due 2010-2018 (principal $10,132- 2009, $8,169 - 2008):
Average interest rate of 3.5% - 2009, 4.6% - 2008	$10,362	*	$8,241	*
7% Notes due 2012 ($1,500 principal):
Swapped $1,225 million to variable interest rate of 1.3% - 2009, 2.8% - 2008	1,640	*	1,618	*
5.10% Debentures due 2013 ($650 principal):
Swapped to variable interest rate of 1.0% - 2009, 4.8% - 2008	699	*	668	*
Other Notes	21		19
Total senior debt	12,722		10,546
Unamortized debt discount	(21)		(16)
Total	$12,701		$10,530

*                                         Includes fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2010 - $2,551, 2011 - $2,893, 2012 - $4,563, 2013 - $2,350 and 2014 - $907.

Note 11. Leases

Total rental expense for operating leases was $3 million for 2009, 2008 and 2007, respectively. At October 31, 2009, future minimum lease payments under operating leases amounted to $7 million as follows (in millions of dollars): 2010 - $2, 2011 - $2, 2012 - $1, 2013 - $1 and later years - $1.

Note 12. Common Stock

All of the Company’s common stock is owned by John Deere Credit Company, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of the Company were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2009 or 2008. At October 31, 2009, the Company had authorized, but not issued, 10,000 shares of $1 par value preferred stock.  In addition, in 2009 and 2008, Deere & Company increased its investment in John Deere Credit Company by $60 million and $400 million, respectively. In each case, John Deere Credit Company increased its investment in the Company by the same amount.

Note 13. Dividends

The Capital Corporation did not declare or pay cash dividends to John Deere Credit Company in 2009. This compares to $465 million in dividends declared and paid to John Deere Credit Company in 2008.  In 2008, John Deere Credit Company paid comparable dividends to Deere & Company.

Note 14. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $3.9 million in 2009, $4.7 million in 2008 and $6.1 million in 2007. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $3.5 million in 2009, $4.1 million in 2008 and $5.9 million in 2007. Further disclosure for these plans is included in the notes to the Deere & Company 2009 Annual Report on Form 10-K.

Note 15. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2009 and 2008, the total share-based compensation expense was $5.1 million and $4.9 million, respectively, with an income tax benefit recognized in net income of $1.9 million and $1.8 million, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2009.

Note 16. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if the Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2009	2008	2007
Current:
U.S.:
Federal	$52.6	$105.5	$185.6
State	3.3	7.4	3.6
Foreign	16.0	6.5	17.4
Total current	71.9	119.4	206.6

Deferred:
U.S.:
Federal	4.6	31.2	(33.7)
State	(2.7)	.6	.3
Foreign	(.6)	4.5	(4.5)
Total deferred	1.3	36.3	(37.9)
Provision for income taxes	$73.2	$155.7	$168.7

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2009	2008	2007
U.S. federal income tax provision at a statutory rate of 35 percent	$77.7	$153.0	$167.9
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.7)	(1.4)	(1.3)
Taxes on foreign activities	(6.2)	(5.7)	(2.9)
Nondeductible costs and other — net	3.4	9.8	5.0
Provision for income taxes	$73.2	$155.7	$168.7

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$207.1		$179.0
Tax over book depreciation		8.1		6.3
Deferred retail note finance income		4.7		5.4
Allowance for credit losses	$80.3		$56.6
Unrealized gain/loss on derivatives	23.4		21.3
Accrual for retirement and other benefits	20.9		23.5
Federal taxes on deferred state tax deductions	7.8		8.8
Tax loss and tax credit carryforwards	3.4		2.6
Miscellaneous accruals and other	17.0		10.0
Deferred income tax assets and liabilities	$152.8	$219.9	$122.8	$190.7

At October 31, 2009, certain tax loss and tax credit carryforwards for $3.4 million were available, expiring from 2011 through 2029.

The Company adopted FASB ASC 740, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), at the beginning of 2008. As a result of the adoption, the Company recorded an increase in its liability for unrecognized tax benefits of $23.7 million, an increase in accrued interest and penalties payable of $10.1 million, an increase in deferred tax liabilities of $.9 million, a reduction in the beginning retained earnings balance of $21.5 million, an increase in tax receivables of $1.9 million and an increase in deferred tax assets of $11.3 million.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 is as follows (in millions of dollars):

	2009	2008
Beginning of year balance	$35.0	$23.7
Increases to tax positions taken during the current year	13.2	11.1
Increases to tax positions taken during prior years	1.7	8.9
Decreases to tax positions taken during prior years	(10.9)	(7.4)
Decreases due to lapse of statute of limitations	(1.0)	(.9)
Foreign exchange	.5	(.4)
End of year balance	$38.5	$35.0

The amount of unrecognized tax benefits at October 31, 2009 that would affect the effective tax rate if the tax benefits were recognized was $12.5 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of the Company’s federal income tax returns for periods prior to 2001, and for the years 2002 through 2006. The year 2001, 2007 and 2008 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s continuing policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2009 and 2008, the total amount of expense from interest and penalties was ($1.0) million and $2.3 million and the interest income was $.3 million and $.1 million, respectively. During 2009, the expense from interest and penalties includes a reversal of interest expense of $1.6 million due to an audit settlement. At October 31, 2009 and 2008, the liability for accrued interest and penalties totaled $11.6 million and $12.5 million, respectively.

Note 17. Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2009	2008	2007
Compensation and benefits	$171.6	$207.2	$185.4
Crop insurance commission expenses	72.5	71.6	43.8
Other	89.1	94.2	78.4
Total	$333.2	$373.0	$307.6

Note 18. Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2009, 2008 and 2007 were $743 million, $829 million and $881 million, respectively. Cash payments for income taxes during these same periods were $59 million, $111 million and $194 million, respectively.

Note 19.  Commitments and Contingent Liabilities

At October 31, 2009, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $153 million of commercial paper, $1,617 million of medium-term notes outstanding and a fair value liability of $6 million for derivatives, with a notional amount of $249 million, that were guaranteed by the Company

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2009 the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $981 million at October 31, 2009. The Company believes that the likelihood of the occurrence of the events that give rise to the exposures under these Agreements is substantially remote and as a result, at October 31, 2009, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.7 billion at October 31, 2009. The amount of unused commitments to extend credit to customers was $42.1 billion at October 31, 2009. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2009, the Company had restricted other assets of $9 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $10 million at October 31, 2009, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2009 related to these contingencies was not material.

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

Note 20. Other Comprehensive Income Items

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2007
Change in cumulative translation adjustment	$33.6		$33.6
Unrealized holding loss and net loss on investments*	(3.7)	$1.4	(2.3)
Unrealized loss on derivatives:
Hedging loss	(15.2)	5.5	(9.7)
Reclassification of realized gain to net income	(10.5)	3.5	(7.0)
Net unrealized loss on derivatives	(25.7)	9.0	(16.7)
Total other comprehensive income	$4.2	$10.4	$14.6

2008
Change in cumulative translation adjustment	$(52.5)		$(52.5)
Unrealized holding loss and net loss on investments*	(1.8)	$.6	(1.2)
Unrealized loss on derivatives:
Hedging loss	(73.5)	25.6	(47.9)
Reclassification of realized loss to net income	25.6	(9.4)	16.2
Net unrealized loss on derivatives	(47.9)	16.2	(31.7)
Total other comprehensive income (loss)	$(102.2)	$16.8	$(85.4)

2009
Change in cumulative translation adjustment	$46.6		$46.6
Unrealized loss on derivatives:
Hedging loss	(90.2)	$31.3	(58.9)
Reclassification of realized loss to net income	84.0	(29.2)	54.8
Net unrealized loss on derivatives	(6.2)	2.1	(4.1)
Total other comprehensive income	$40.4	$2.1	$42.5

*              Reclassification of realized gains or losses to net income were not material.

Note 21. Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed - net	$14,856	$14,954	$16,213	$15,815

Restricted securitized retail notes - net	$3,086	$3,123	$1,582	$1,578

Short-term secured borrowings*	$3,109	$3,140	$1,618	$1,583

Long-term borrowings	$12,701	$13,140	$10,530	$9,749

*              See Notes 6 and 9.

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

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet. The total amounts of the Company’s derivatives at October 31, 2009 and 2008 that were recorded in other assets were $666 million and $280 million, respectively. The total amounts recorded in accounts payable and accrued expenses for the same periods were $131 million and $87 million, respectively (see Note 22).

Assets and liabilities measured at October 31 at fair value in the financial statements on a recurring basis were as follows (in millions of dollars):

	2009
	Total	Level 2
Other assets
Derivatives:
Interest rate contracts	$488.8	$488.8
Foreign exchange contracts	3.4	3.4
Cross-currency interest rate contracts	173.5	173.5
Total assets	$665.7	$665.7

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$115.2	$115.2
Foreign exchange contracts	15.0	15.0
Cross-currency interest rate contracts	.7	.7
Total liabilities	$130.9	$130.9

Financial assets measured at fair value at October 31 on a nonrecurring basis and the losses during the year were as follows (in millions of dollars):

	2009
	Level 3	Losses
Receivables	$23.1	$21.0

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using level 1 measurements at October 31, 2009.

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivatives — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Receivables — Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach, appraisal values or realizable values for the underlying collateral. The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

Note 22. Derivative Instruments

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued. Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at October 31, 2009 was $13 million. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $666 million as of October 31, 2009. The amount of collateral received at October 31, 2009 to offset this potential maximum loss was $78 million. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $82 million as of October 31, 2009. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings. The total notional amount of these receive-variable/pay-fixed interest rate contracts at October 31, 2009 was $2,492 million. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approached maturity. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at October 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $38 million after-tax. These contracts mature in up to 19 months. There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amount of these receive-fixed/pay-variable interest rate contracts at October 31, 2009 was $6,120 million. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) including interest on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

2009
Interest rate contracts	$378.5
Borrowings	(512.4)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amount of the interest rate swaps was $1,745 million, the foreign exchange contracts was $1,043 million and the cross-currency interest rate contracts was $839 million at October 31, 2009. There were also $1,560 million of interest rate caps purchased and $1,560 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at October 31, 2009. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2009
	Other Assets	Accounts Payable and Accrued Expenses

Designated as hedging instruments:
Interest rate contracts	$446.4	$76.6

Not designated as hedging instruments:
Interest rate contracts	42.4	38.6
Foreign exchange contracts	3.4	15.0
Cross-currency interest rate contracts	173.5	.7
Total not designated	219.3	54.3

Total derivatives	$665.7	$130.9

The classification and gains (losses) related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

2009
Fair Value Hedges
Interest rate contracts — Interest expense	$378.5

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts — OCI (pretax)	(90.2)

Reclassified from OCI
(Effective Portion):
Interest rate contracts — Interest expense	(84.0)

Recognized Directly in Income
(Ineffective Portion) *:
Interest rate contracts — Interest expense	*

Not Designated as Hedges
Interest rate contracts — Interest expense**	$1.3
Foreign exchange contracts — Administrative and operating expenses**	(47.6)
Total	$(46.3)

*                      The amount is not material.

**               Includes interest and foreign exchange expenses from cross-currency interest rate contracts.

Note 23.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues, operating profit, which is net income before income taxes, and Receivables attributed to the U.S. and countries outside the U.S. is disclosed below. No individual foreign country’s revenues, operating profit or Receivables were material for disclosure purposes.

Geographic area information for the years ended October 31, 2009, 2008 and 2007 is presented below (in millions of dollars):

	2009	2008	2007
Revenues:
U.S.	$1,567	$1,742	$1,769
Outside the U.S.	189	226	198
Total	$1,756	$1,968	$1,967

Operating profit:
U.S.	$165	$391	$437
Outside the U.S.	57	47	43
Total	$222	$438	$480

Receivables:
U.S.	$15,223	$15,527	$15,224
Outside the U.S.	2,877	2,374	2,528
Total	$18,100	$17,901	$17,752

Note 24.  Unconsolidated Affiliated Companies

The Capital Corporation’s unconsolidated affiliated companies are those in which it generally maintains 20 to 50 percent ownership. The Capital Corporation does not control these companies and accounts for its investments in them on the equity basis. The Company’s equity in the income of these affiliates is reported in the consolidated income statement under “Equity in income of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the unconsolidated affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2009	2008	2007
Operations:
Finance income	$8.7	$9.1	$6.1
Net income	1.0	2.0	.7
The Company’s equity in net income	.5	1.0	.3

	October 31,
	2009	2008
Financial Position:
Total assets	$97.1	$72.1
Total external borrowings	81.6	59.1
Total net assets	13.1	10.9
The Company’s share of net assets	6.6	5.4

Note 25.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009:
Revenues	$437.6	$425.9	$465.3	$427.4	$1,756.2
Interest expense	207.3	203.9	195.3	182.0	788.5
Operating expenses	181.8	167.5	173.3	223.2	745.8
Provision for income taxes	13.7	20.7	37.6	1.2	73.2
Equity in income of unconsolidated affiliates	.2	.1		.2	.5
Net income	$35.0	$33.9	$59.1	$21.2	$149.2

2008:
Revenues	$496.5	$487.2	$483.6	$500.1	$1,967.4
Interest expense	223.6	205.0	193.9	216.2	838.7
Operating expenses	158.7	161.1	181.3	190.5	691.6
Provision for income taxes	37.2	44.1	38.5	35.9	155.7
Equity in income of unconsolidated affiliates	.2	.3	.2	.3	1.0
Net income	$77.2	$77.3	$70.1	$57.8	$282.4

Note 26.  Subsequent Events

On November 30, 2009, the Capital Corporation declared a $70 million dividend to be paid to John Deere Credit Company on January 13, 2010. John Deere Credit Company, in turn, declared a $70 million dividend to Deere & Company, also payable on January 13, 2010.

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

4.	2

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.	3

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

10.	10

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

11.		Not applicable

12.		Computation of Ratio of Earnings to Fixed Charges

13.		Not applicable

14.		Not applicable

16.		Not applicable

18.		Not applicable

21.		Omitted pursuant to instruction I(2)

22.		Not applicable

23.		Consent of Deloitte & Touche LLP

24.		Power of Attorney (included on signature page)

31.	1	Rule 13a-14(a)/15d-14(a) Certification

31.	2	Rule 13a-14(a)/15d-14(a) Certification

32.		Section 1350 Certifications

99		Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2009 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.