Form 10-Q
period 2010-01-31
DEERE JOHN CAPITAL CORP
filed 2010-03-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

At January 31, 2010, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 25

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Three Months Ended January 31, 2010 and 2009

(Unaudited)

(in millions)

	2010	2009
Revenues
Finance income earned on retail notes	$179.8	$197.8
Lease revenues	71.2	82.0
Revolving charge account income	61.8	50.7
Finance income earned on wholesale receivables	56.7	63.8
Operating loan income	3.6	3.8
Crop insurance commissions	16.8	6.6
Other income - net	24.5	32.9
Total revenues	414.4	437.6
Expenses
Interest expense	150.0	207.3
Operating expenses:
Administrative and operating expenses	94.4	86.1
Provision for credit losses	23.0	32.4
Fees paid to John Deere	9.1	9.3
Depreciation of equipment on operating leases	45.9	54.0
Total operating expenses	172.4	181.8
Total expenses	322.4	389.1
Income of consolidated group before income taxes	92.0	48.5
Provision for income taxes	28.4	13.7
Income of consolidated group	63.6	34.8
Equity in income of unconsolidated affiliates	.3	.2
Net income	63.9	35.0
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$63.9	$35.0

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2010	2009	2009

Assets

Cash and cash equivalents	$1,558.7	$870.6	$3,002.3
Receivables:
Retail notes	8,448.1	8,234.1	7,766.6
Restricted securitized retail notes	2,611.2	3,110.1	3,229.4
Revolving charge accounts	1,791.5	2,192.5	1,588.8
Operating loans	232.1	297.0	410.6
Wholesale receivables	4,259.3	3,873.5	4,202.5
Financing leases	375.5	392.8	383.1
Total receivables	17,717.7	18,100.0	17,581.0
Allowance for credit losses	(144.9)	(158.2)	(110.6)
Total receivables – net	17,572.8	17,941.8	17,470.4
Other receivables	43.8	25.9	50.6
Equipment on operating leases – net	937.4	1,023.2	989.0
Receivable from John Deere	30.9		111.2
Notes receivable from John Deere	738.1	739.2	804.6
Investment in unconsolidated affiliates	6.4	6.6	5.6
Other assets	960.8	1,094.2	1,027.2

Total Assets

	$21,848.9	$21,701.5	$23,460.9

Liabilities and Stockholder’s Equity

Short-term borrowings:
Commercial paper	$1,064.9	$32.0	$1,048.4
Other notes payable	2,656.4	3,113.0	3,239.8
John Deere		15.3
Current maturities of long-term borrowings	2,704.1	2,550.4	2,864.5
Total short-term borrowings	6,425.4	5,710.7	7,152.7
Accounts payable and accrued expenses	682.6	741.2	764.0
Deposits withheld from dealers and merchants	158.5	164.9	166.2
Deferred income taxes	74.6	67.1	58.8
Long-term borrowings	12,207.3	12,700.6	13,260.1
Total liabilities	19,548.4	19,384.5	21,401.8
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares
owned by John Deere Credit Company)	1,272.8	1,272.8	1,212.8
Retained earnings	1,026.0	1,032.1	917.9
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	39.0	55.8	.5
Unrealized loss on derivatives	(37.7)	(44.1)	(72.5)
Total accumulated other comprehensive income (loss)	1.3	11.7	(72.0)
Total Company stockholder’s equity	2,300.1	2,316.6	2,058.7
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,300.5	2,317.0	2,059.1

Total Liabilities and Stockholder’s Equity

	$21,848.9	$21,701.5	$23,460.9

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2010 and 2009

(Unaudited)

(in millions)

	2010	2009
Cash Flows from Operating Activities:
Net income	$63.9	$35.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	23.0	32.4
Provision for depreciation and amortization	50.3	55.6
Provision for deferred income taxes	4.2	7.9
Undistributed earnings of unconsolidated affiliates	(.3)	(.2)
Change in accounts payable and accrued expenses	(56.1)	17.4
Change in accrued income taxes payable/receivable	12.2	(4.0)
Other	83.7	(91.1)
Net cash provided by operating activities	180.9	53.0

Cash Flows from Investing Activities:
Cost of receivables acquired	(6,700.3)	(6,984.1)
Collections of receivables	6,931.1	7,181.4
Cost of equipment on operating leases acquired	(67.2)	(83.6)
Proceeds from sales of equipment on operating leases	101.7	89.1
Cost of notes receivable with John Deere	(35.9)	(78.4)
Collection of notes receivable with John Deere	37.0	73.1
Proceeds from sales of receivables	9.4	9.2
Change in restricted cash	(28.6)	(30.1)
Other	(6.3)	32.0
Net cash provided by investing activities	240.9	208.6

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper - net	1,061.3	(1,684.9)
Increase (decrease) in other notes payable - net	(456.6)	1,617.9
Change in receivable from/payable to John Deere - net	(46.5)	(427.3)
Proceeds from issuance of long-term borrowings	60.4	2,783.4
Payments of long-term borrowings	(278.7)	(537.4)
Dividends paid	(70.0)
Debt issuance costs	(2.3)	(91.0)
Net cash provided by financing activities	267.6	1,660.7

Effect of exchange rate changes on cash and cash equivalents

	(1.3)	(2.6)
Net increase in cash and cash equivalents	688.1	1,919.7
Cash and cash equivalents at beginning of period	870.6	1,082.6
Cash and cash equivalents at end of period	$1,558.7	$3,002.3

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2009 and 2010

(in millions)

		Total Company Stockholder’s Equity
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

Balance October 31, 2008	$ 2,065.3	$ 1,212.8	$ 882.9	$ (30.8)	$ .4
Net income	35.0		35.0
Other comprehensive income (loss)
Cumulative translation adjustment	(8.7)			(8.7)
Unrealized loss on derivatives	(32.5)			(32.5)
Total comprehensive loss	(6.2)
Balance January 31, 2009	$ 2,059.1	$ 1,212.8	$ 917.9	$ (72.0)	$ .4

Balance October 31, 2009	$ 2,317.0	$ 1,272.8	$ 1,032.1	$ 11.7	$ .4
Net income	63.9		63.9
Other comprehensive income (loss)
Cumulative translation adjustment	(16.8)			(16.8)
Unrealized gain on derivatives	6.4			6.4
Total comprehensive income	53.5
Dividends paid	(70.0)		(70.0)
Balance January 31, 2010	$ 2,300.5	$ 1,272.8	$ 1,026.0	$ 1.3	$ .4

See Condensed Notes to Interim Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Financial Statements

(Unaudited)

(1)

The consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain items previously reported in specific financial statement captions in previous periods have been reclassified to conform to the first quarter of 2010 financial statement presentation as a result of the adoption of the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) (See Note 3).

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

(3)	New accounting standards adopted in the first three months of 2010 were as follows:

In the first quarter of 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholder’s equity. The net income for both the Company and the noncontrolling interests are included in “Net income.” The “Net income attributable to noncontrolling interests” is deducted from “Net income” to determine the “Net income attributable to the Company.” ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB ASC 805, Business Combinations (FASB Statement No. 141 (revised 2007), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FASB Statement No. 157, Fair Value Measurements), for nonrecurring measurements of nonfinancial assets and liabilities. The standard requires that these measurements comply with certain guidance for fair value measurements and the disclosure of such measurements. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB Accounting Standards Updated (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which amends ASC 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). This ASU requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date is the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2012. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)	Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Capital Corporation has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,842 million, $2,157 million and $1,517 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,827 million, $2,133 million and $1,518 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $849 million, $1,036 million and $1,783 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $831 million, $982 million and $1,726 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

		January 31, 2010
	Carrying value of liabilities	$830.9
	Maximum exposure to loss	849.0

	The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $27 billion at January 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31, 2010	October 31, 2009	January 31, 2009

Restricted securitized retail notes	$2,611.2	$3,110.1	$3,229.4
Allowance for credit losses	(25.5)	(24.3)	(12.0)
Other assets	104.8	107.7	82.1
Total restricted securitized assets	$2,690.5	$3,193.5	$3,299.5

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31, 2010	October 31, 2009	January 31, 2009
Other notes payable	$2,655.3	$3,109.1	$3,239.8
Accounts payable and accrued expenses	2.4	5.4	4.2
Total liabilities related to restricted securitized assets	$2,657.7	$3,114.5	$3,244.0

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2010, the maximum remaining term of all restricted receivables was approximately five years.

(5)	Commitments and contingencies:

At January 31, 2010, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $172 million of commercial paper, $1,617 million of medium-term notes outstanding and a fair value liability of $7 million for derivatives, with a notional amount of $176 million that were guaranteed by the Company.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At January 31, 2010, the maximum exposure for uncollected premiums was approximately $22 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposures under the Agreements of approximately $32 million at January 31, 2010. The Company believes that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at January 31, 2010, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.4 billion at January 31, 2010. The amount of unused commitments to extend credit to customers was $42.0 billion at January 31, 2010. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2010, the Company had restricted other assets of $33 million. See Note 4 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $11 million at January 31, 2010, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at January 31, 2010.

(6)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

January 31, 2010	October 31, 2009
Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed - net	$ 14,987	$ 15,067	$ 14,856	$ 14,954
Restricted securitized retail notes - net	2,586	2,631	3,086	3,123
Short-term secured borrowings	2,655	2,660	3,109	3,140
Long-term borrowings	12,207	12,694	12,701	13,140

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

Fair values of derivative financial instruments are included in Note 7. The carrying values and the fair values are the same since they are recorded at fair value.

(7)	Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

January 31,	October 31,	January 31,
2010	2009	2009
Other assets
Derivatives:
Interest rate contracts	$463.9	$488.8	$583.0
Foreign exchange contracts	17.5	3.4	16.6
Cross-currency interest rate contracts	7.0	173.5	14.3
Total assets	$488.4	$665.7	$613.9

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$93.3	$115.2	$183.6
Foreign exchange contracts	.8	15.0	6.5
Cross-currency interest rate contracts	23.2	.7	25.4
Total liabilities	$117.3	$130.9	$215.5

Assets measured at fair value as Level 3 measurements on a nonrecurring basis and the losses during the periods were as follows (in millions of dollars):

January 31,	October 31,	January 31,	Three Months Ended January 31
2010	2009	2009	2010	2009
Receivables	$10.0	$23.1	$15.8	$ .1	$5.0

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at January 31, 2010.

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at January 31, 2010, October 31, 2009 and January 31, 2009 was $17 million, $13 million and $37 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $488 million, $666 million and $614 million as of January 31, 2010, October 31, 2009 and January 31, 2009, respectively. The amount of collateral received at January 31, 2010, October 31, 2009 and January 31, 2009 to offset this potential maximum loss was $50 million, $78 million and $39 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $67 million, $82 million and $158 million as of January 31, 2010, October 31, 2009 and January 31, 2009, respectively. None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amount of the receive-variable/pay-fixed interest rate contracts at January 31, 2010, October 31, 2009 and January 31, 2009 was $2,448 million, $2,492 million and $3,694 million, respectively. The notional amount of cross-currency interest rate contracts was $849 million at January 31, 2010. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The amount of loss recorded in OCI at January 31, 2010 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $34 million after-tax. These contracts mature in up to 48 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amount of these receive-fixed/pay-variable interest rate contracts at January 31, 2010, October 31, 2009 and January 31, 2009 was $6,379 million, $6,120 million and $4,443 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a $1 million loss and a $3 million gain during the first quarter of 2010 and the first quarter of 2009, respectively. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended January 31
	2010	2009
Interest rate contracts *	$(.5)	$249.8
Borrowings **	(.4)	(246.4)

* Includes changes in fair value of interest rate contracts excluding accrued interest credits of $55.2 million and $21.3 million during the first three months of 2010 and 2009, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $77.8 million and $66.7 million during the first three months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amount of these interest rate swaps at January 31, 2010, October 31, 2009 and January 31, 2009 were $2,439 million, $1,745 million and $1,355 million, the foreign exchange contracts were $1,075 million, $1,043 million and $726 million and the cross-currency interest rate contracts were $60 million, $839 million and $848 million, respectively. At January 31, 2010, October 31, 2009 and January 31, 2009 there were also $1,447 million, $1,560 million and $1,862 million of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statements of cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	January 31, 2010	October 31, 2009	January 31, 2009
Other Assets
Designated as hedging instruments:
Interest rate contracts	$418.7	$446.4	$509.0

Not designated as hedging instruments:
Interest rate contracts	45.2	42.4	74.0
Foreign exchange contracts	17.5	3.4	16.6
Cross-currency interest rate contracts	7.0	173.5	14.3
Total not designated	69.7	219.3	104.9

Total derivatives	$488.4	$665.7	$613.9

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$61.3	$76.6	$121.5
Cross-currency interest rate contracts	22.6
Total designated	83.9	76.6	121.5

Not designated as hedging instruments:
Interest rate contracts	32.0	38.6	62.1
Foreign exchange contracts	.8	15.0	6.5
Cross-currency interest rate contracts	.6	.7	25.4
Total not designated	33.4	54.3	94.0

Total derivatives	$117.3	$130.9	$215.5

	The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

			Three Months Ended January 31
		Expense or OCI Classification	2010	2009
	Fair Value Hedges:
	Interest rate contracts	Interest expense	$54.7	$271.1

	Cash Flow Hedges:
	Recognized in OCI
	(Effective Portion):
	Interest rate contracts	OCI (pretax)**	(5.5)	(49.7)
	Foreign exchange contracts	OCI (pretax)**	(22.7)

	Reclassified from OCI
	(Effective Portion):
	Interest rate contracts	Interest expense**	(21.0)	(7.9)
	Foreign exchange contracts	Administrative and operating expenses**	(16.9)

	Recognized Directly in Income
	(Ineffective Portion):
	Interest rate contracts	Interest expense	*	*
	Foreign exchange contracts	Administrative and operating expenses	*	*

	Not Designated as Hedges:
	Interest rate contracts	Interest expense**	$10.2	$(8.4)
	Foreign exchange contracts	Administrative and operating expenses**	(19.2)	54.6
	Total		$(9.0)	$46.2

	*		The amount is not material.
	**		Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(9)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.0 million in the first three months of 2010. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.9 million during the first three months of 2010. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2010.

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

In the first quarter of 2010, the Company adopted ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). This guidance requires that noncontrolling interests are reported as a separate line in stockholder’s equity. The net income for both the Company and the noncontrolling interests are included in “Net income” on the consolidated financial statements. The “Net income attributable to noncontrolling interests” is deducted from “Net income” to determine the “Net income attributable to the Company,” which agrees with the previous calculation of net income. The following discussions of these net income and equity amounts have been adjusted accordingly for all periods presented.

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Farm machinery industry sales for 2010 in the U.S. and Canada are forecast to be comparable to 2009. Cash receipts and commodity prices have remained at healthy levels, which along with low interest rates are lending particular support to the sale of larger equipment. Industry sales of farm machinery in Western Europe are forecast to decline 10 to 15 percent for the year. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure. South American industry sales are projected to increase by 10 to 15 percent for the year. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be roughly flat for the year. John Deere’s agriculture and turf sales were down 6 percent for the first quarter of 2010 and are forecast to increase by 4 to 6 percent for the full year, which includes a favorable effect of about 4 percent for currency translation. U.S. markets for construction and forestry equipment are forecast to remain deeply depressed for the year as a result of a decline in non-residential construction and relatively high used equipment levels. Global forestry markets are expected to be stronger in relation to last year’s extremely weak levels. John Deere’s construction and forestry sales declined 15 percent in the first quarter of 2010, but are expected to increase approximately 21 percent for the year due to last year’s aggressive inventory reductions. Net income attributable to the Company in fiscal year 2010 is forecast to increase to approximately $205 million, compared to $149 million in fiscal year 2009. The forecast increase from 2009 is primarily due to more favorable financing spreads.

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

2010 Compared with 2009

Net income attributable to the Company was $63.9 million for the first quarter of 2010, compared with $35.0 million for the same period last year. Results were higher for the quarter primarily due to improved financing spreads.

Revenues totaled $414.4 million for the first quarter of 2010, compared with $437.6 million for the same period last year. The decrease was primarily due to lower financing rates, partially offset by higher commissions from crop insurance. Finance income earned on retail notes totaled $179.8 million for the first quarter of 2010, compared with $197.8 million for the same period in 2009. This decrease was primarily due to lower financing rates and a 2 percent decrease in the average retail note portfolio balances. Lease revenues totaled $71.2 million in the first quarter of 2010, compared with $82.0 million in the first quarter of 2009. This decrease was primarily due to lower financing rates and a 4 percent decrease in the average balance of leases. Revenues earned on revolving charge accounts amounted to $61.8 million in the first quarter of 2010, compared with $50.7 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts and higher financing rates in the first quarter of 2010, compared with the same period last year. Finance income earned on wholesale receivables totaled $56.7 million for the first quarter of 2010, compared to $63.8 million for the same period in 2009. The decrease was primarily due to lower financing rates, partially offset by a 6 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $107.9 million for the first quarter of 2010, compared to $133.2 million for the same period last year.

Crop insurance commissions totaled $16.8 million for the first quarter of 2010, compared with $6.6 million for the same period in 2009. The increase was primarily due to more favorable underwriting experience that resulted in higher commissions in the first quarter of 2010, compared with the same period in 2009.

Other income totaled $24.5 million for the first quarter of 2010, compared with $32.9 million for the same period in 2009. The decrease was primarily due to lower interest income earned on cash and cash equivalents and higher losses from construction equipment operating lease residual values.

Interest expense totaled $150.0 million for the first quarter of 2010, compared with $207.3 million for the same period in 2009. The decrease was due to lower average interest rates and lower average borrowings.

Administrative and operating expenses were $94.4 million in the first quarter of 2010, compared with $86.1 million for the same period in 2009. The increase was primarily due to foreign exchange losses.

During the first quarter of 2010, the provision for credit losses totaled $23.0 million, compared with $32.4 million for the same period in 2009. The decrease was primarily due to a decrease in the allowance for credit losses and lower write-offs of wholesale receivables, construction and forestry equipment retail notes and revolving charge accounts. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .52 percent for the first quarter of 2010, compared with .73 percent for the same period in 2009. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 1.61 to 1 for the first quarter of 2010, compared with 1.23 to 1 for the first quarter of 2009. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2010	2009	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,314.0	$873.0	$441.0	51%
Construction and forestry equipment	120.5	131.2	(10.7)	(8)
Total retail notes	1,434.5	1,004.2	430.3	43
Revolving charge accounts	1,038.8	996.1	42.7	4
Operating loans	85.0	550.5	(465.5)	(85)
Wholesale receivables	4,105.5	4,395.6	(290.1)	(7)
Financing leases	36.5	37.7	(1.2)	(3)
Equipment on operating leases	67.2	83.6	(16.4)	(20)
Total Receivables and Leases	$6,767.5	$7,067.7	$(300.2)	(4)%

Retail note volumes for agriculture and turf equipment increased in the first quarter of 2010, when compared to last year, primarily due to increases in retail sales of John Deere agricultural equipment. Operating loan volumes decreased during the first quarter of 2010, when compared to last year, primarily due to decreased borrowings by farm input providers. Wholesale receivable volumes decreased during the first quarter of 2010, when compared to last year, due to decreased shipments of John Deere construction and forestry equipment in the U.S. as a result of decreased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2010	2009	2009
Retail notes:
Agriculture and turf equipment	$9,772.4	$9,952.0	$9,161.3
Construction and forestry equipment	1,281.0	1,386.0	1,826.2
Recreational products	5.9	6.2	8.5
Total retail notes	11,059.3	11,344.2	10,996.0
Revolving charge accounts	1,791.5	2,192.5	1,588.8
Operating loans	232.1	297.0	410.6
Wholesale receivables	4,259.3	3,873.5	4,202.5
Financing leases	375.5	392.8	383.1
Equipment on operating leases	937.4	1,023.2	989.0
Total Receivables and Leases	$18,655.1	$19,123.2	$18,570.0

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2010	2009	2009
Receivables and Leases administered:
Owned by the Company	$16,043.9	$16,013.1	$15,340.6
Owned by the Company – restricted due to securitization	2,611.2	3,110.1	3,229.4
Total Receivables and Leases owned by the Company	18,655.1	19,123.2	18,570.0
Administered – with limited recourse*	87.2	95.8	123.4
Administered – without recourse**	28.6	32.6	45.5
Total Receivables and Leases administered	$18,770.9	$19,251.6	$18,738.9

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2010, October 31, 2009 and January 31, 2009 was $7 million, $7 million, and $9 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$28.2	.29%	$27.3	.27%	$17.7	.19%
Construction and forestry equipment	4.8	.37	10.7	.77	10.3	.56
Recreational products
Total retail notes	33.0	.30	38.0	.33	28.0	.25
Revolving charge accounts*	20.2	1.13	19.8	.90	21.5	1.35
Operating loans					.9	.22
Wholesale receivables	2.1	.05	1.6	.04	3.6	.09
Financing leases	5.0	1.33	6.0	1.53	5.2	1.36
Total Receivables	$60.3	.34%	$65.4	.36%	$59.2	.34%

*                               Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $238 million, $301 million and $214 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 2.15 percent, 2.66 percent and 1.94 percent at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	January 31,		October 31,		January 31,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$50.2	.51%	$50.1	.50%	$22.2	.24%
Construction and forestry equipment	33.1	2.58	33.2	2.40	16.5	.90
Recreational products	.1	1.69	.1	1.61	.2	2.35
Total retail notes	83.4	.75	83.4	.74	38.9	.35
Revolving charge accounts	1.0	.06	1.1	.05	.8	.05
Operating loans	9.6	4.14	35.9	12.09	33.9	8.26
Wholesale receivables	8.8	.21	9.2	.24	.4	.01
Financing leases	15.0	3.99	16.6	4.23	14.1	3.68
Total Receivables	$117.8	.66%	$146.2	.81%	$88.1	.50%

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$1.3	.05%	$.8	.03%
Construction and forestry equipment	13.2	3.97	14.6	3.02
Recreational products			.4	17.64
Total retail notes	14.5	.51	15.8	.54
Revolving charge accounts	9.1	1.85	9.9	2.36
Operating loans	13.0	19.74	(.4)	(.43)
Wholesale receivables	(1.4)	(.14)	.3	.03
Financing leases	.6	.62	1.0	.98
Total Receivables	$35.8	.80%	$26.6	.60%

The increase in operating loans write-offs during the first quarter of 2010 was due to a turf equipment customer that had been carried as a non-performing operating loan since the third quarter of 2008. Loan-loss provisions for estimated uncollectible amounts were recorded in prior years. No additional loan-loss provisions were recorded in the current year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $159 million at January 31, 2010 compared with $165 million at October 31, 2009 and $166 million at January 31, 2009.

The Company’s allowance for credit losses on all Receivables financed totaled $145 million at January 31, 2010, $158 million at October 31, 2009 and $111 million at January 31, 2009. The allowance for credit losses represented .82 percent of the total Receivables financed at January 31, 2010, .87 percent at October 31, 2009 and .63 percent at January 31, 2009. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that change, and are subject to important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s results include changing worldwide economic conditions, and changes in and the impact of government trade, banking monetary and fiscal policies, including financial regulatory reform. Actions by the U.S. Federal Reserve Board, the FDIC and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates; and the credit market crisis.

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.  Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Current market conditions could also negatively impact customer access to capital for purchase of John Deere’s products; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

The current economic downturn has adversely affected the financial industry in which the Company operates. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market volatility continues or worsens, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K) and other Deere & Company and Capital Corporation filings with the U.S. Securities and Exchange Commission.

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

During the first three months of 2010, the aggregate net cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents. Net cash provided by operating activities was $181 million in the first three months of 2010. Net cash provided by investing activities totaled $241 million in the first three months of 2010, primarily due to the collection of Receivables and Leases and proceeds from sales of equipment on operating leases exceeding the cost of Receivables and Leases acquired. Net cash provided by financing activities totaled $268 million in the first three months of 2010, resulting primarily from a net increase in total external borrowings, partially offset by a dividend paid to John Deere Credit Company, which in turn paid a comparable dividend to Deere & Company. Cash and cash equivalents increased $688 million during the first three months of 2010.

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

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent and 80 percent of the Company’s acquisition volume for the three months ended January 31, 2010 and 2009, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2010, October 31, 2009 and January 31, 2009 was approximately $1,065 million, $32 million and $1,048 million, respectively, while the total cash and cash equivalents position was approximately $1,559 million, $871 million and $3,002 million, respectively.

During November 2009, the Capital Corporation renewed a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 4). At January 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2010, $1,081 million of secured short-term borrowings was outstanding under the agreement.

During the first three months of 2010, the Company issued $60 million of medium-term notes and maintained an average commercial paper balance of $205 million. At January 31, 2010, the Company’s funding profile included $1,065 million of commercial paper, $2,655 million of notes payable related to on-balance sheet securitization funding, $14,911 million of unsecured term debt, and $2,301 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first three months of 2010, the Company issued $60 million and retired $279 million of long-term borrowings which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $18,633 million at January 31, 2010, compared with $18,411 million at October 31, 2009, and $20,413 million at January 31, 2009. Included in this debt are secured borrowings of $2,655 million, $3,109 million and $3,240 million for the same periods (see Note 4). Total external borrowings increased during the first three months of 2010 and decreased in the past 12 months, generally corresponding with the level of cash and cash equivalents, the level of the Receivable and Lease portfolio and the change in payable to/receivable from John Deere. Total short-term indebtedness amounted to $6,425 million at January 31, 2010, which included $2,655 million of secured borrowings, compared with $5,711 million at October 31, 2009, which included $3,109 million of secured borrowings and $7,153 million at January 31, 2009, which included $3,240 million of secured borrowings, while total long-term indebtedness amounted to $12,207 million, $12,701 million and $13,260 million at these dates, respectively. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.1 to 1 at January 31, 2010, compared with 7.9 to 1 at October 31, 2009 and 9.9 to 1 at January 31, 2009.

Stockholder’s equity was $2,301 million at January 31, 2010, compared with $2,317 million at October 31, 2009 and $2,059 million at January 31, 2009. The decrease in the first three months of 2010 resulted primarily from a dividend payment of $70 million and a decrease in the cumulative translation adjustment of $17 million, which was partially offset by net income attributable to the Company of $64 million and a $6 million unrealized gain on derivatives.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $4,501 million at January 31, 2010, $3,169 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at January 31, 2010 was the long-term credit facility agreement of $3,750 million, expiring in February 2012. The credit agreement requires the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total Company stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Dividends

The Capital Corporation declared and paid a cash dividend to John Deere Credit Company of $70 million in the first three months of fiscal 2010. John Deere Credit Company paid a comparable dividend to Deere & Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	March 1, 2010	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2010
(Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.