Form 10-Q
period 2010-04-30
DEERE JOHN CAPITAL CORP
filed 2010-05-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

At April 30, 2010, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Credit Company, a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 26

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenues
Finance income earned on retail notes	$ 169.9	$ 181.9	$ 349.7	$ 379.7
Lease revenues	69.3	76.6	140.5	158.6
Revolving charge account income	64.1	58.6	125.9	109.3
Finance income earned on wholesale receivables	65.0	85.0	121.7	148.8
Operating loan income	2.3	3.8	5.9	7.6
Crop insurance commissions	19.3	5.5	36.1	12.1
Other income - net	22.3	14.5	46.8	47.4
Total revenues	412.2	425.9	826.6	863.5
Expenses
Interest expense	139.9	203.9	289.9	411.2
Operating expenses:
Administrative and operating expenses	91.1	66.8	185.5	152.9
Provision for credit losses	21.3	41.8	44.3	74.2
Fees paid to John Deere	8.2	8.0	17.2	17.3
Depreciation of equipment on operating leases	44.5	50.9	90.4	104.8
Total operating expenses	165.1	167.5	337.4	349.2
Total expenses	305.0	371.4	627.3	760.4
Income of consolidated group before income taxes	107.2	54.5	199.3	103.1
Provision for income taxes	38.0	20.7	66.4	34.4
Income of consolidated group	69.2	33.8	132.9	68.7
Equity in income of unconsolidated affiliates	.2	.1	.5	.3
Net income	69.4	33.9	133.4	69.0
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$ 69.4	$ 33.9	$ 133.4	$ 69.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 30,	October 31,	April 30,
	2010	2009	2009
Assets
Cash and cash equivalents	$ 219.4	$ 870.6	$ 2,131.3
Receivables:
Retail notes	8,095.9	8,234.1	7,502.5
Restricted securitized retail notes	3,092.3	3,110.1	3,135.7
Revolving charge accounts	2,099.8	2,192.5	1,824.7
Operating loans	217.5	297.0	410.2
Wholesale receivables	5,105.1	3,873.5	5,184.5
Financing leases	379.4	392.8	372.5
Total receivables	18,990.0	18,100.0	18,430.1
Allowance for credit losses	(144.1)	(158.2)	(119.5)
Total receivables — net	18,845.9	17,941.8	18,310.6
Other receivables	36.7	25.9	40.4
Equipment on operating leases — net	972.3	1,023.2	981.3
Notes receivable from John Deere	690.8	739.2	755.2
Investment in unconsolidated affiliates	6.3	6.6	5.9
Other assets	791.8	1,094.2	936.3
Total Assets	$ 21,563.2	$ 21,701.5	$ 23,161.0
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$ 209.0	$ 32.0	$ 654.3
Other notes payable	3,052.0	3,113.0	3,118.9
John Deere	729.9	15.3	207.4
Current maturities of long-term borrowings	1,910.4	2,550.4	2,713.7
Total short-term borrowings	5,901.3	5,710.7	6,694.3
Accounts payable and accrued expenses	697.9	741.2	701.5
Deposits withheld from dealers and merchants	148.9	164.9	160.3
Deferred income taxes	58.0	67.1	38.1
Long-term borrowings	12,381.4	12,700.6	13,454.9
Total liabilities	19,187.5	19,384.5	21,049.1
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Credit Company)	1,272.8	1,272.8	1,212.8
Retained earnings	1,095.5	1,032.1	951.9
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	29.2	55.8	11.1
Unrealized loss on derivatives	(22.2)	(44.1)	(64.3)
Total accumulated other comprehensive income (loss)	7.0	11.7	(53.2)
Total Company stockholder’s equity	2,375.3	2,316.6	2,111.5
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,375.7	2,317.0	2,111.9
Total Liabilities and Stockholder’s Equity	$ 21,563.2	$ 21,701.5	$ 23,161.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Six Months Ended April 30, 2010 and 2009

(Unaudited)

(in millions)

	2010	2009
Cash Flows from Operating Activities:
Net income	$ 133.4	$ 69.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	44.3	74.2
Provision for depreciation and amortization	99.0	108.0
Credit for deferred income taxes	(20.7)	(17.1)
Undistributed earnings of unconsolidated affiliates	(.5)	(.3)
Change in accounts payable and accrued expenses	(39.9)	13.5
Change in accrued income taxes payable/receivable	22.0	8.4
Other	233.3	.3
Net cash provided by operating activities	470.9	256.0

Cash Flows from Investing Activities:
Cost of receivables acquired	(16,204.3)	(15,528.2)
Collections of receivables	15,050.0	14,920.8
Cost of equipment on operating leases acquired	(246.6)	(200.4)
Proceeds from sales of equipment on operating leases	214.5	159.3
Cost of notes receivable with John Deere	(63.7)	(181.0)
Collection of notes receivable with John Deere	112.1	225.1
Proceeds from sales of receivables	10.4	18.0
Change in restricted cash	(9.5)	(17.3)
Other	(39.0)	(22.1)
Net cash used for investing activities	(1,176.1)	(625.8)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper - net	206.5	(2,117.4)
Increase (decrease) in other notes payable - net	(61.1)	1,497.0
Increase (decrease) in payable to John Deere - net	730.1	(109.1)
Proceeds from issuance of long-term borrowings	560.2	3,943.5
Payments of long-term borrowings	(1,296.3)	(1,695.7)
Dividends paid	(70.0)
Debt issuance costs	(8.4)	(105.6)
Net cash provided by financing activities	61.0	1,412.7

Effect of exchange rate changes on cash and cash equivalents	(7.0)	5.8
Net increase (decrease) in cash and cash equivalents	(651.2)	1,048.7
Cash and cash equivalents at beginning of period	870.6	1,082.6
Cash and cash equivalents at end of period	$ 219.4	$ 2,131.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2009 and 2010

(Unaudited)

(in millions)

		Total Company Stockholder’s Equity

	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance October 31, 2008	$ 2,065.3	$ 1,212.8	$ 882.9	$ (30.8)	$ .4
Net income	69.0		69.0
Other comprehensive income (loss)
Cumulative translation adjustment	1.9			1.9
Unrealized loss on derivatives	(24.3)			(24.3)
Total comprehensive income	46.6
Balance April 30, 2009	$ 2,111.9	$ 1,212.8	$ 951.9	$ (53.2)	$ .4

Balance October 31, 2009	$ 2,317.0	$ 1,272.8	$ 1,032.1	$ 11.7	$ .4
Net income	133.4		133.4
Other comprehensive income (loss)
Cumulative translation adjustment	(26.6)			(26.6)
Unrealized gain on derivatives	21.9			21.9
Total comprehensive income	128.7
Dividends paid	(70.0)		(70.0)
Balance April 30, 2010	$ 2,375.7	$ 1,272.8	$ 1,095.5	$ 7.0	$ .4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

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

Certain items previously reported in specific financial statement captions in previous periods have been reclassified to conform to the financial statement presentation as a result of the adoption in the first quarter of 2010 of the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) (See Note 3).

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

(3)	New accounting standards adopted in the first six months of 2010 were as follows:

In the first quarter of 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholder’s equity. The net income for both the Company and the noncontrolling interests is included in “Net income.” The “Net income attributable to noncontrolling interests” is deducted from “Net income” to determine the “Net income attributable to the Company.” ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control. As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the first quarter of 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the second quarter of 2010, the Company adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date for the roll forward reconciliations is the first quarter of fiscal year 2012. The adoption in the second quarter this year did not have a material effect and the future adoption will not have a material effect on the Company’s consolidated financial statements.

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

(4)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net income	$69.4	$33.9	$133.4	$69.0

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(9.8)	10.6	(26.6)	1.9
Unrealized gain (loss) on derivatives	15.5	8.2	21.9	(24.3)
Total comprehensive income	$75.1	$52.7	$128.7	$46.6

(5)	Securitization of receivables:

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

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,207 million, $2,157 million and $1,246 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $2,143 million, $2,133 million and $1,241 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $972 million, $1,036 million and $1,983 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $911 million, $982 million and $1,884 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 30, 2010

Carrying value of liabilities	$ 910.7
Maximum exposure to loss	972.0

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $22 billion at April 30, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30, 2010	October 31, 2009	April 30, 2009

Restricted securitized retail notes	$3,092.3	$3,110.1	$3,135.7
Allowance for credit losses	(22.7)	(24.3)	(10.8)
Other assets	109.8	107.7	104.1
Total restricted securitized assets	$3,179.4	$3,193.5	$3,229.0

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2010	October 31, 2009	April 30, 2009
Other notes payable	$3,051.2	$3,109.1	$3,118.9
Accounts payable and accrued expenses	2.5	5.4	6.1
Total liabilities related to restricted securitized assets	$3,053.7	$3,114.5	$3,125.0

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2010, the maximum remaining term of all restricted receivables was approximately seven years.

(6)	Commitments and contingencies:

At April 30, 2010, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $64 million of commercial paper, $1,591 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives with a notional amount of $330 million that were guaranteed by the Company.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At April 30, 2010, the maximum exposure for uncollected premiums was approximately $162 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposures under the Agreements of approximately $758 million at April 30, 2010. The Company believes that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at April 30, 2010, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.7 billion at April 30, 2010. The amount of unused commitments to extend credit to customers was $42.1 billion at April 30, 2010. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At April 30, 2010, the Company had restricted other assets of $5 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $9 million at April 30, 2010, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at April 30, 2010.

(7)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2010		October 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed – net	$ 15,776	$ 15,783	$ 14,856	$ 14,954
Restricted securitized retail notes – net	3,070	3,075	3,086	3,123
Short-term secured borrowings	3,051	3,071	3,109	3,140
Long-term borrowings due within one year	1,910	1,919	2,550	2,572
Long-term borrowings	12,381	12,912	12,701	13,140

Fair values of the long-term Receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings or the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

(8)	Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2010	2009	2009
Other assets
Derivatives:
Interest rate contracts	$418.7	$488.8	$525.5
Foreign exchange contracts	1.3	3.4	9.4
Cross-currency interest rate contracts	3.7	173.5	40.1
Total assets	$423.7	$665.7	$575.0

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$67.3	$115.2	$162.4
Foreign exchange contracts	9.1	15.0	8.4
Cross-currency interest rate contracts	53.4	.7	.5
Total liabilities	$129.8	$130.9	$171.3

Carrying values for assets as of the end of the periods and losses during the related periods for nonrecurring Level 3 fair value measurements were as follows (in millions of dollars):

	April 30,	October 31,	April 30,	Six Months Ended April 30,
	2010	2009	2009	2010	2009
Receivables:
Retail notes	$ 1.6	$ 3.1	$ .4	$ .1	$ .9
Operating loans	.7	13.3	15.9		5.0
Wholesale receivables	27.7	6.0	4.3	1.6	2.8
Financing leases	.5	.7
Total Receivables	$ 30.5	$ 23.1	$ 20.6	$ 1.7	$ 8.7

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at April 30, 2010.

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values).

(9)

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2010, October 31, 2009 and April 30, 2009 was $23 million, $13 million and $24 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $424 million, $666 million and $575 million as of April 30, 2010, October 31, 2009 and April 30, 2009, respectively. The amount of collateral received at April 30, 2010, October 31, 2009 and April 30, 2009 to offset this potential maximum loss was $40 million, $78 million and $7 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $70 million, $82 million and $135 million as of April 30, 2010, October 31, 2009 and April 30, 2009, respectively. None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2010, October 31, 2009 and April 30, 2009 were $1,831 million, $2,492 million and $3,511 million, respectively. The notional amount of cross-currency interest rate contracts was $849 million at April 30, 2010. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The amount of loss recorded in OCI at April 30, 2010 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $21 million after-tax. These contracts mature in up to 45 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2010, October 31, 2009 and April 30, 2009 were $6,664 million, $6,120 million and $5,204 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Interest rate contracts *	$ (10.3)	$ (29.2)	$ (10.8)	$ 220.6
Borrowings **	11.5	27.3	11.1	(219.2)

*    Includes changes in fair value of interest rate contracts excluding accrued interest credits of $56.1 million and $39.3 million during the second quarter of 2010 and 2009 and $111.3 million and $60.6 million for the first six months of 2010 and 2009, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $82.1 million and $71.0 million during the second quarter of 2010 and 2009 and $159.9 million and $137.8 million for the first six months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 30, 2010, October 31, 2009 and April 30, 2009 were $2,450 million, $1,745 million and $913 million, the foreign exchange contracts were $1,356 million, $1,043 million and $1,164 million and the cross-currency interest rate contracts were $53 million, $839 million and $855 million, respectively. At April 30, 2010, October 31, 2009 and April 30, 2009 there were also $1,226 million, $1,560 million and $2,264 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statements of cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	April 30, 2010	October 31, 2009	April 30, 2009
Other Assets
Designated as hedging instruments:
Interest rate contracts	$376.7	$446.4	$466.9

Not designated as hedging instruments:
Interest rate contracts	42.0	42.4	58.6
Foreign exchange contracts	1.3	3.4	9.4
Cross-currency interest rate contracts	3.7	173.5	40.1
Total not designated	47.0	219.3	108.1

Total derivatives	$423.7	$665.7	$575.0

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$41.1	$76.6	$111.8
Cross-currency interest rate contracts	51.9
Total designated	93.0	76.6	111.8

Not designated as hedging instruments:
Interest rate contracts	26.2	38.6	50.6
Foreign exchange contracts	9.1	15.0	8.4
Cross-currency interest rate contracts	1.5	.7	.5
Total not designated	36.8	54.3	59.5

Total derivatives	$129.8	$130.9	$171.3

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended April 30		Six Months Ended April 30
	Classification	2010	2009	2010	2009
Fair Value Hedges:
Interest rate contracts	Interest expense	$45.8	$10.1	$100.5	$281.2

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) **	(.7)	(19.5)	(6.2)	(69.2)
Foreign exchange contracts	OCI (pretax) **	(29.4)		(52.1)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense **	(18.3)	(24.5)	(39.3)	(32.4)
Foreign exchange contracts	Administrative and operating expenses **	(35.6)		(52.5)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense	*	*	*	*
Foreign exchange contracts	Administrative and operating expenses	*	*	*	*

Not Designated as Hedges:
Interest rate contracts	Interest expense **	$(10.2)	$8.6	$ *	$.2
Foreign exchange contracts	Administrative and operating expenses **	(11.1)	(2.3)	(30.3)	52.3
Total		$(21.3)	$6.3	$(30.3)	$52.5

* The amount is not material.
** Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $4.5 million in the first six months of 2010. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $3.7 million during the first six months of 2010. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2010.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry farm machinery sales for 2010 are forecast to be up 5 to 10 percent for the year in the U.S. and Canada with support from healthy farm cash receipts, solid commodity prices and low interest rates. Industry sales of farm machinery in Western Europe are forecast to decline 10 to 15 percent for the year. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure. Industry sales in South America are projected to increase about 25 percent. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be up 5 to 10 percent for the year. Deere & Company’s agriculture and turf segment sales increased 1 percent for the second quarter and decreased 2 percent for the first six months of 2010. These sales are forecast to increase by 9 to 11 percent for the full year with a favorable foreign currency translation effect of about 3 percent. U.S. construction equipment markets are showing signs of stabilization, though they remain depressed as a result of declining non-residential construction and relatively high used equipment levels. Global forestry markets are improving from last year’s extremely weak levels. Deere & Company’s construction and forestry sales were up 52 percent in the second quarter and 15 percent in the first six months of 2010.  These sales are forecast to increase by about 30 percent for the year due to low inventories and more steady market conditions.

Net income attributable to the Company in fiscal year 2010 is forecast to increase to approximately $250 million, compared to $149 million in fiscal year 2009. The forecast increase from 2009 is primarily due to improved financing spreads and a lower provision for credit losses, partially offset by higher administrative and operating expenses.

Items of concern for the Company include the decline in global economic activity, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers, the effectiveness of governmental policies to promote economic recovery and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

2010 Compared with 2009

Net income attributable to the Company was $69.4 million for the second quarter and $133.4 million for the first six months of 2010, compared with $33.9 million and $69.0 million for the same periods last year. Results were higher for both periods primarily due to improved financing spreads, a lower provision for credit losses and higher commissions from crop insurance, partially offset by higher administrative and operating expenses.

Revenues totaled $412.2 million for the second quarter and $826.6 million for the first six months of 2010, compared with $425.9 million and $863.5 million for the same periods last year. The decreases were primarily due to lower financing rates, partially offset by higher commissions from crop insurance. Finance income earned on retail notes totaled $349.7 million for the first six months of 2010, compared with $379.7 million for the same period in 2009. This decrease was primarily due to lower financing rates. Lease revenues totaled $140.5 million in the first six months of 2010, compared with $158.6 million in the first six months of 2009. This decrease was primarily due to lower financing rates on equipment on operating leases and a 3 percent decrease in the average balance of leases. Revenues earned on revolving charge accounts amounted to $125.9 million in the first six months of 2010, compared with $109.3 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts in the first six months of 2010, compared with the same period last year. Finance income earned on wholesale receivables totaled $121.7 million for the first six months of 2010, compared to $148.8 million for the same period in 2009. The decrease was primarily due to lower financing rates, partially offset by a 3 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $112.4 million for the second quarter and $220.3 million for the first six months of 2010, compared to $137.2 million and $270.4 million for the same periods last year. The decreases were primarily due to lower financing rates.

Crop insurance commissions totaled $19.3 million for the second quarter and $36.1 million for the first six months of 2010, compared with $5.5 million and $12.1 million for the same periods in 2009. The increases were primarily due to more favorable underwriting experience that resulted in higher commissions in the first six months of 2010, compared with the same period in 2009.

Interest expense totaled $139.9 million for the second quarter and $289.9 million for the first six months of 2010, compared with $203.9 million and $411.2 million for the same periods in 2009. The decreases were due to lower interest rates and lower average borrowings.

Administrative and operating expenses were $91.1 million in the second quarter and $185.5 million in the first six months of 2010, compared with $66.8 million and $152.9 million for the same periods in 2009. The increases were primarily due to foreign exchange losses, higher employment costs and higher crop insurance commission expenses.

During the second quarter and first six months of 2010, the provision for credit losses totaled $21.3 million and $44.3 million, respectively, compared with $41.8 million and $74.2 million for the same periods in 2009. The decreases were primarily due to a decrease in the allowance for credit losses and lower write-offs of construction and forestry equipment retail notes. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was ..47 percent for the second quarter and .49 percent for the first six months of 2010, compared with .94 percent and .83 percent for the same periods in 2009. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 1.76 to 1 for the second quarter of 2010, compared with 1.26 to 1 for the second quarter of 2009. The Company’s ratio of earnings to fixed charges was 1.68 to 1 for the first six months of 2010, compared with 1.25 to 1 for the first six months of 2009. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense under capitalized leases that is deemed to be representative of the interest factor and rental expense under operating leases, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,
	2010	2009	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$ 1,747.6	$ 1,265.2	$ 482.4	38%
Construction and forestry equipment	148.8	98.6	50.2	51
Total retail notes	1,896.4	1,363.8	532.6	39
Revolving charge accounts	1,260.7	1,137.1	123.6	11
Operating loans	54.7	249.3	(194.6)	(78)
Wholesale receivables	6,246.5	5,756.2	490.3	9
Financing leases	45.7	37.7	8.0	21
Equipment on operating leases	179.4	116.8	62.6	54
Total Receivables and Leases	$ 9,683.4	$ 8,660.9	$ 1,022.5	12%

	Six Months
	Ended April 30,
	2010	2009	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$ 3,061.6	$ 2,138.2	$ 923.4	43%
Construction and forestry equipment	269.3	229.8	39.5	17
Total retail notes	3,330.9	2,368.0	962.9	41
Revolving charge accounts	2,299.5	2,133.2	166.3	8
Operating loans	139.7	799.8	(660.1)	(83)
Wholesale receivables	10,352.0	10,151.8	200.2	2
Financing leases	82.2	75.4	6.8	9
Equipment on operating leases	246.6	200.4	46.2	23
Total Receivables and Leases	$ 16,450.9	$ 15,728.6	$ 722.3	5%

Retail note volumes increased in the second quarter and first six months of 2010, when compared to last year, primarily due to increases in retail sales of John Deere equipment. Operating loan volumes decreased during the second quarter and first six months of 2010, when compared to last year, primarily due to decreased borrowings by farm input providers. Wholesale receivable volumes increased during the second quarter of 2010, when compared to last year, due to increased shipments of John Deere agriculture and turf equipment as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2010	2009	2009
Retail notes:
Agriculture and turf equipment	$ 9,963.0	$ 9,952.0	$ 8,987.2
Construction and forestry equipment	1,219.7	1,386.0	1,643.4
Recreational products	5.5	6.2	7.6
Total retail notes	11,188.2	11,344.2	10,638.2
Revolving charge accounts	2,099.8	2,192.5	1,824.7
Operating loans	217.5	297.0	410.2
Wholesale receivables	5,105.1	3,873.5	5,184.5
Financing leases	379.4	392.8	372.5
Equipment on operating leases	972.3	1,023.2	981.3
Total Receivables and Leases	$ 19,962.3	$ 19,123.2	$ 19,411.4

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2010	2009	2009
Receivables and Leases administered:
Owned by the Company	$ 16,870.0	$ 16,013.1	$ 16,275.7
Owned by the Company – restricted due to securitization	3,092.3	3,110.1	3,135.7
Total Receivables and Leases owned by the Company	19,962.3	19,123.2	19,411.4
Administered – with limited recourse*	78.8	95.8	119.9
Administered – without recourse**	24.6	32.6	42.7
Total Receivables and Leases administered	$ 20,065.7	$ 19,251.6	$ 19,574.0

*                 The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2010, October 31, 2009 and April 30, 2009 was $6 million, $7 million, and $9 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**          Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$ 29.2	.29%	$ 27.3	.27%	$ 19.2	.21%
Construction and forestry equipment	4.5	.37	10.7	.77	10.2	.62
Recreational products
Total retail notes	33.7	.30	38.0	.33	29.4	.28
Revolving charge accounts*	30.2	1.44	19.8	.90	29.3	1.61
Operating loans
Wholesale receivables	2.4	.05	1.6	.04	5.1	.10
Financing leases	6.8	1.79	6.0	1.53	6.4	1.72
Total Receivables	$ 73.1	.38%	$ 65.4	.36%	$ 70.2	.38%

*                 Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $233 million, $301 million and $214 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 2.08 percent, 2.66 percent and 2.01 percent at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	April 30,		October 31,		April 30,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$ 52.8	.53%	$ 50.1	.50%	$ 25.2	.28%
Construction and forestry equipment	33.6	2.75	33.2	2.40	20.2	1.23
Recreational products	.2	3.66	.1	1.61	.2	2.63
Total retail notes	86.6	.77	83.4	.74	45.6	.43
Revolving charge accounts	1.0	.05	1.1	.05	1.1	.06
Operating loans	4.9	2.25	35.9	12.09	34.0	8.29
Wholesale receivables	29.5	.58	9.2	.24	8.6	.17
Financing leases	15.9	4.18	16.6	4.23	14.1	3.78
Total Receivables	$ 137.9	.73%	$ 146.2	.81%	$ 103.4	.56%

The increase in non-performing wholesale receivables at April 30, 2010 was primarily due to payment defaults on wholesale receivables to a construction and forestry equipment dealer. A loan-loss provision was recorded for the estimated uncollectible amount.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$1.3	.05%	$1.1	.05%
Construction and forestry equipment	4.1	1.32	15.6	3.63
Recreational products			.2	9.90
Total retail notes	5.4	.20	16.9	.63
Revolving charge accounts	12.8	2.70	14.7	3.56
Operating loans	2.6	4.77
Wholesale receivables	.1	.01	.4	.03
Financing leases	1.2	1.30	1.3	1.41
Total Receivables	$22.1	.49%	$33.3	.75%

	Six Months Ended		Six Months Ended
	April 30,		April 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$2.5	.05%	$2.0	.04%
Construction and forestry equipment	17.2	2.67	30.3	3.32
Recreational products			.6	14.00
Total retail notes	19.7	.35	32.9	.59
Revolving charge accounts	21.9	2.27	24.6	2.96
Operating loans	15.7	13.04	(.4)	(.21)
Wholesale receivables	(1.3)	(.06)	.6	.03
Financing leases	1.9	1.00	2.2	1.13
Total Receivables	$57.9	.64%	$59.9	.67%

The increase in operating loans write-offs during the first six months of 2010 was primarily due to a turf equipment customer that had been carried as a non-performing operating loan since the third quarter of 2008. Loan-loss provisions for estimated uncollectible amounts were recorded in prior years. No additional loan-loss provisions were recorded in the current year.

          Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $149 million at April 30, 2010 compared with $165 million at October 31, 2009 and $160 million at April 30, 2009.

          The Company’s allowance for credit losses on all Receivables financed totaled $144 million at April 30, 2010, $158 million at October 31, 2009 and $120 million at April 30, 2009. The allowance for credit losses represented .76 percent of the total Receivables financed at April 30, 2010, .87 percent at October 31, 2009 and .65 percent at April 30, 2009. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

          Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that change, and are subject to important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s results include changing worldwide economic conditions, and changes in and the impact of government trade, banking, monetary and fiscal policies, including financial regulatory reform. Actions by the U.S. Federal Reserve Board, the FDIC and other central banks may affect the costs and expenses of financing the Company and the rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; and interest rates and foreign currency exchange rates.

Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Market conditions could also negatively impact customer access to capital for purchase of John Deere’s products; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A sovereign debt crisis, in Europe or elsewhere, could continue to negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results. State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

The liquidity and ongoing profitability of the Company depends largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market volatility worsens, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K and quarterly report on Form 10-Q) and other Deere & Company and Capital Corporation filings with the U.S. Securities and Exchange Commission.

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

         During the first six months of 2010, the aggregate net cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $471 million in the first six months of 2010. Net cash provided by financing activities totaled $61 million in the first six months of 2010, resulting primarily from an increase in payables to John Deere, partially offset by a net decrease in total external borrowings and a dividend paid to John Deere Credit Company, which in turn paid a comparable dividend to Deere & Company. Net cash used for investing activities totaled $1,176 million in the first six months of 2010, primarily due to the cost of Receivables and Leases acquired exceeding collections and proceeds from sales of equipment on operating leases. Cash and cash equivalents decreased $651 million during the first six months of 2010.

          During the first six months of 2009, the aggregate net cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and to increase Receivables. Net cash provided by operating activities was $256 million in the first six months of 2009. Net cash provided by financing activities totaled $1,413 million in the first six months of 2009, resulting primarily from a net increase in total external borrowings, partially offset by a decrease in payables to John Deere. Net cash used for investing activities totaled $626 million in the first six months of 2009, primarily due to the cost of Receivables and Leases acquired exceeding collections. Cash and cash equivalents increased $1,049 million during the first six months of 2009.

         The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent and 80 percent of the Company’s acquisition volume for the six months ended April 30, 2010 and 2009, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

         The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the downturn in global economic activity, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 30, 2010, October 31, 2009 and April 30, 2009 was approximately $209 million, $32 million and $654 million, respectively, while the total cash and cash equivalents position was approximately $219 million, $871 million and $2,131 million, respectively.

         During November 2009, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 30, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2010, $1,112 million of secured short-term borrowings was outstanding under the agreement.

         During the first six months of 2010, the Company issued $560 million of medium-term notes, obtained $885 million of secured borrowings and maintained an average commercial paper balance of $550 million. At April 30, 2010, the Company’s funding profile included $209 million of commercial paper, $3,051 million of notes payable related to on-balance sheet securitization funding, $730 million of intercompany loans from John Deere, $14,292 million of unsecured term debt, and $2,376 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

         In April 2010, the Company completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings. During the first six months of 2010, the Company issued $560 million and retired $1,296 million of long-term borrowings which were primarily medium-term notes.

          Total interest-bearing indebtedness amounted to $18,283 million at April 30, 2010, compared with $18,411 million at October 31, 2009, and $20,149 million at April 30, 2009. Included in this debt are secured borrowings of $3,051 million, $3,109 million and $3,119 million for the same periods (see Note 5). Total external borrowings decreased during the first six months of 2010 and decreased in the past 12 months, generally corresponding with the level of cash and cash equivalents, the level of the Receivable and Lease portfolio and the change in payable to John Deere. Total short-term indebtedness amounted to $5,901 million at April 30, 2010, compared with $5,711 million at October 31, 2009, and $6,694 million at April 30, 2009. Included in short-term indebtedness are secured borrowings of $3,051 million, $3,109 million and $3,119 million for the same periods. Total long-term indebtedness amounted to $12,381 million at April 30, 2010, compared with $12,701 million at October 31, 2009, and $13,455 million at April 30, 2009. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.7 to 1 at April 30, 2010, compared with 7.9 to 1 at October 31, 2009 and 9.5 to 1 at April 30, 2009.

          Stockholder’s equity was $2,376 million at April 30, 2010, compared with $2,317 million at October 31, 2009 and $2,112 million at April 30, 2009. The increase in the first six months of 2010 resulted primarily from net income attributable to the Company of $133 million and a $22 million unrealized gain on derivatives, partially offset by a dividend payment of $70 million and a decrease in the cumulative translation adjustment of $27 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. In the second quarter of 2010, the Company added an additional long-term credit facility agreement of $1,500 million, expiring in April 2013, which replaced a 364 day agreement of $750 million. Worldwide lines of credit totaled $5,251 million at April 30, 2010, $4,945 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at April 30, 2010 was the long-term credit facility agreement of $3,750 million, expiring in February 2012 and the new long-term credit facility agreement of $1,500 million, expiring in April 2013. The credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total Company stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

          The Capital Corporation declared and paid a cash dividend to John Deere Credit Company of $70 million in the first six months of fiscal 2010. John Deere Credit Company paid a comparable dividend to Deere & Company.  On May 27, 2010, the Capital Corporation declared a $60 million dividend, to be paid to John Deere Credit Company on July 15, 2010. John Deere Credit Company, in turn, declared a $60 million dividend to Deere & Company, also payable on July 15, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 28, 2010	By:	/s/ J. M. Field
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

10

37-Month Credit Agreement among registrant, Deere & Company, various financial institutions, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, dated as of March 2, 2010.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2010
(Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.