Form 10-Q
period 2010-07-31
DEERE JOHN CAPITAL CORP
filed 2010-08-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

At July 31, 2010, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 26

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues
Finance income earned on retail notes	$ 168.9	$ 182.2	$ 518.6	$ 561.9
Lease revenues	73.5	78.8	214.0	237.4
Revolving charge account income	70.0	66.4	195.9	175.7
Finance income earned on wholesale receivables	67.3	81.1	189.0	229.9
Operating loan income	2.1	3.4	8.0	11.0
Crop insurance commissions	38.5	40.2	74.6	52.3
Other income - net	25.3	13.2	72.1	60.6
Total revenues	445.6	465.3	1,272.2	1,328.8
Expenses
Interest expense	123.7	195.3	413.6	606.5
Operating expenses:
Administrative and operating expenses	107.7	78.9	293.2	231.8
Provision for credit losses	21.3	36.1	65.6	110.3
Fees paid to John Deere	8.6	7.2	25.9	24.5
Depreciation of equipment on operating leases	47.0	51.1	137.4	155.9
Total operating expenses	184.6	173.3	522.1	522.5
Total expenses	308.3	368.6	935.7	1,129.0
Income of consolidated group before income taxes	137.3	96.7	336.5	199.8
Provision for income taxes	48.0	37.6	114.4	72.0
Income of consolidated group	89.3	59.1	222.1	127.8
Equity in income of unconsolidated affiliates	.1		.6	.3
Net income	89.4	59.1	222.7	128.1
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$ 89.4	$ 59.1	$ 222.7	$ 128.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31,	October 31,	July 31,
	2010	2009	2009
Assets
Cash and cash equivalents	$ 319.1	$ 870.6	$ 1,972.3
Receivables:
Retail notes	8,797.7	8,234.1	7,276.9
Restricted securitized retail notes	2,662.6	3,110.1	3,793.4
Revolving charge accounts	2,304.3	2,192.5	2,074.0
Operating loans	204.4	297.0	346.4
Wholesale receivables	5,049.2	3,873.5	4,582.3
Financing leases	400.4	392.8	397.9
Total receivables	19,418.6	18,100.0	18,470.9
Allowance for credit losses	(149.6)	(158.2)	(129.2)
Total receivables – net	19,269.0	17,941.8	18,341.7
Other receivables	27.1	25.9	30.8
Equipment on operating leases – net	1,037.7	1,023.2	994.3
Notes receivable from John Deere	595.5	739.2	714.3
Investment in unconsolidated affiliates	6.3	6.6	6.1
Other assets	900.2	1,094.2	1,075.8
Total Assets	$ 22,154.9	$ 21,701.5	$ 23,135.3
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$ 711.9	$ 32.0	$ 222.0
Other notes payable	2,588.2	3,113.0	3,684.7
John Deere	914.9	15.3	13.7
Current maturities of long-term borrowings	3,256.7	2,550.4	2,660.1
Total short-term borrowings	7,471.7	5,710.7	6,580.5
Accounts payable and accrued expenses	805.6	741.2	768.9
Deposits withheld from dealers and merchants	152.4	164.9	161.4
Deferred income taxes	64.9	67.1	73.5
Long-term borrowings	11,267.2	12,700.6	13,344.6
Total liabilities	19,761.8	19,384.5	20,928.9
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares
owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8	1,212.8
Retained earnings	1,124.8	1,032.1	1,011.0
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	25.2	55.8	36.6
Unrealized loss on derivatives	(30.1)	(44.1)	(54.4)
Total accumulated other comprehensive income (loss)	(4.9)	11.7	(17.8)
Total Company stockholder’s equity	2,392.7	2,316.6	2,206.0
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,393.1	2,317.0	2,206.4
Total Liabilities and Stockholder’s Equity	$ 22,154.9	$ 21,701.5	$ 23,135.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2010 and 2009

(Unaudited)

(in millions)

	2010	2009
Cash Flows from Operating Activities:
Net income	$ 222.7	$ 128.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	65.6	110.3
Provision for depreciation and amortization	150.3	161.4
Provision (credit) for deferred income taxes	(9.5)	13.1
Undistributed earnings of unconsolidated affiliates	(.6)	(.3)
Change in accounts payable and accrued expenses	15.8	30.0
Change in accrued income taxes payable/receivable	27.2	24.3
Other	216.3	(56.9)
Net cash provided by operating activities	687.8	410.0

Cash Flows from Investing Activities:
Cost of receivables acquired	(25,006.9)	(23,598.4)
Collections of receivables	23,392.8	23,113.3
Cost of equipment on operating leases acquired	(431.5)	(335.6)
Proceeds from sales of equipment on operating leases	286.2	220.8
Cost of notes receivable with John Deere	(97.4)	(242.4)
Collection of notes receivable with John Deere	241.1	327.4
Proceeds from sales of receivables	17.2	33.0
Change in restricted cash	1.0	(37.5)
Other	(19.2)	1.4
Net cash used for investing activities	(1,616.7)	(518.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper - net	713.0	(2,649.7)
Increase (decrease) in other notes payable - net	(524.8)	2,062.8
Increase (decrease) in payable to John Deere - net	910.7	(306.6)
Proceeds from issuance of long-term borrowings	1,122.4	4,159.4
Payments of long-term borrowings	(1,698.0)	(2,187.2)
Dividends paid	(130.0)
Debt issuance costs	(11.1)	(111.3)
Net cash provided by financing activities	382.2	967.4

Effect of exchange rate changes on cash and cash equivalents	(4.8)	30.3
Net increase (decrease) in cash and cash equivalents	(551.5)	889.7
Cash and cash equivalents at beginning of period	870.6	1,082.6
Cash and cash equivalents at end of period	$ 319.1	$ 1,972.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Nine Months Ended July 31, 2009 and 2010

(Unaudited)

(in millions)

		Total Company Stockholder’s Equity
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

Balance October 31, 2008	$ 2,065.3	$ 1,212.8	$ 882.9	$ (30.8)	$ .4
Net income	128.1		128.1
Other comprehensive income (loss)
Cumulative translation adjustment	27.4			27.4
Unrealized loss on derivatives	(14.4)			(14.4)
Total comprehensive income	141.1
Balance July 31, 2009	$ 2,206.4	$ 1,212.8	$ 1,011.0	$ (17.8)	$ .4

Balance October 31, 2009	$ 2,317.0	$ 1,272.8	$ 1,032.1	$ 11.7	$ .4
Net income	222.7		222.7
Other comprehensive income (loss)
Cumulative translation adjustment	(30.6)			(30.6)
Unrealized gain on derivatives	14.0			14.0
Total comprehensive income	206.1
Dividends paid	(130.0)		(130.0)
Balance July 31, 2010	$ 2,393.1	$ 1,272.8	$ 1,124.8	$ (4.9)	$ .4

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

In July 2010, the parent of the Company, John Deere Credit Company, changed its name to John Deere Financial Services, Inc.

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

(3)                                                                        New accounting standards adopted in the first nine months of  2010 were as follows:

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. A portfolio segment is the level at which a creditor develops a systematic methodology for determining its credit allowance. A receivable class is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period is the first quarter of fiscal year 2011. The effective date for disclosures for activity during the reporting period is the second quarter of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)                                                                               Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income	$89.4	$59.1	$222.7	$128.1

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(4.0)	25.5	(30.6)	27.4
Unrealized gain (loss) on derivatives	(7.9)	9.9	14.0	(14.4)
Total comprehensive income	$77.5	$94.5	$206.1	$141.1

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

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,850 million, $2,157 million and $1,855 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,765 million, $2,133 million and $1,796 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $877 million, $1,036 million and $2,060 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $815 million, $982 million and $1,895 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

July 31, 2010
Carrying value of liabilities	$814.9
Maximum exposure to loss	876.5

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $21 billion at July 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31, 2010	October31, 2009	July 31, 2009

Restricted securitized retail notes	$2,662.6	$3,110.1	$3,793.4
Allowance for credit losses	(30.8)	(24.3)	(17.6)
Other assets	95.1	107.7	139.1
Total restricted securitized assets	$2,726.9	$3,193.5	$3,914.9

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 31, 2010	October 31, 2009	July 31, 2009
Other notes payable	$2,577.3	$3,109.1	$3,684.7
Accounts payable and accrued expenses	2.2	5.4	6.7
Total liabilities related to restricted securitized assets	$2,579.5	$3,114.5	$3,691.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2010, the maximum remaining term of all restricted receivables was approximately seven years.

(6)                                                                        Commitments and contingencies:

At July 31, 2010, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $311 million of commercial paper, $1,593 million of medium-term notes outstanding, and a fair value liability of $8 million for derivatives with a notional amount of $651 million that were guaranteed by the Company.

The Company’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The Company has guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At July 31, 2010, the maximum exposure for uncollected premiums was approximately $159 million. Substantially all of the Company’s crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the Company would be required to reimburse the Insurance Carriers for exposures under the Agreements of approximately $901 million at July 31, 2010. The Company believes that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at July 31, 2010, the Company’s accrued liability under the Agreements was not material.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.8 billion at July 31, 2010. The amount of unused commitments to extend credit to customers was $40.9 billion at July 31, 2010. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At July 31, 2010, the Company had restricted other assets of $3 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $5 million at July 31, 2010, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 31, 2010.

(7)                                                                                                   The fair values of financial instruments that do not approximate the carrying values in the financial statements were as follows (in millions of dollars):

	July 31, 2010		October 31, 2009		July 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed – net	$16,637	$16,673	$14,856	$14,954	$14,566	$14,571
Restricted securitized retail notes – net	2,632	2,650	3,086	3,123	3,776	3,785
Short-term secured borrowings	2,577	2,600	3,109	3,140	3,685	3,699
Long-term borrowings due within one year	3,257	3,284	2,550	2,572	2,660	2,674
Long-term borrowings	11,267	11,733	12,701	13,140	13,345	13,690

Fair values of the long-term Receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings or the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings included adjustments related to fair value hedges.

(8)                                                                      Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2010	2009	2009
Other assets
Derivatives:
Interest rate contracts	$501.1	$488.8	$497.7
Foreign exchange contracts	.9	3.4	1.3
Cross-currency interest rate contracts	4.4	173.5	128.1
Total assets	$506.4	$665.7	$627.1

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$45.4	$115.2	$161.1
Foreign exchange contracts	15.7	15.0	14.7
Cross-currency interest rate contracts	95.7	.7	.9
Total liabilities	$156.8	$130.9	$176.7

Carrying values for assets as of the end of the periods and losses during the related periods for nonrecurring Level 3 fair value measurements were as follows (in millions of dollars):

	July 31,	October 31,	July 31,	Nine Months Ended July 31,
	2010	2009	2009	2010	2009
Receivables:
Retail notes	$1.6	$3.1	$ 3.4	$.4	$ 1.5
Operating loans	.7	13.3	17.7		8.6
Wholesale receivables	18.9	6.0	3.1	3.4	3.1
Financing leases	.4	.7		.2
Total Receivables	$21.6	$23.1	$ 24.2	$4.0	$ 13.2

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at July 31, 2010.

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Derivatives — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Receivables — Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values).

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at July 31, 2010, October 31, 2009 and July 31, 2009 was $34 million, $13 million and $22 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $506 million, $666 million and $627 million as of July 31, 2010, October 31, 2009 and July 31, 2009, respectively. The amount of collateral received at July 31, 2010, October 31, 2009 and July 31, 2009 to offset this potential maximum loss was $78 million, $78 million and $40 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $88 million, $82 million and $125 million as of July 31, 2010, October 31, 2009 and July 31, 2009, respectively. None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2010, October 31, 2009 and July 31, 2009 were $1,430 million, $2,492 million and $3,411 million, respectively. The notional amount of cross-currency interest rate contracts was $849 million at July 31, 2010. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The amount of loss recorded in OCI at July 31, 2010 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $20 million after-tax. These contracts mature in up to 42 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2010, October 31, 2009 and July 31, 2009 were $6,462 million, $6,120 million and $6,238 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Interest rate contracts *	$114.4	$(46.2)	$103.6	$174.4
Borrowings **	(114.5)	44.9	(103.4)	(174.3)

*    Includes changes in fair value of interest rate contracts excluding accrued interest credits of $50.1 million and $48.3 million during the third quarter of 2010 and 2009 and $161.4 million and $108.9 million for the first nine months of 2010 and 2009, respectively.

**  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $77.2 million and $79.8 million during the third quarter of 2010 and 2009 and $237.1 million and $217.6 million for the first nine months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at July 31, 2010, October 31, 2009 and July 31, 2009 were $2,348 million, $1,745 million and $990 million, the foreign exchange contracts were $1,034 million, $1,043 million and $1,227 million and the cross-currency interest rate contracts were $58 million, $839 million and $847 million, respectively. At July 31, 2010, October 31, 2009 and July 31, 2009 there were also $1,135 million, $1,560 million and $2,670 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statements of cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	July 31, 2010	October 31, 2009	July 31, 2009
Other Assets
Designated as hedging instruments:
Interest rate contracts	$463.7	$446.4	$436.7

Not designated as hedging instruments:
Interest rate contracts	37.4	42.4	61.0
Foreign exchange contracts	.9	3.4	1.3
Cross-currency interest rate contracts	4.4	173.5	128.1
Total not designated	42.7	219.3	190.4

Total derivatives	$506.4	$665.7	$627.1

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$26.8	$76.6	$99.2
Cross-currency interest rate contracts	95.1
Total designated	121.9	76.6	99.2

Not designated as hedging instruments:
Interest rate contracts	18.6	38.6	61.9
Foreign exchange contracts	15.7	15.0	14.7
Cross-currency interest rate contracts	.6	.7	.9
Total not designated	34.9	54.3	77.5

Total derivatives	$156.8	$130.9	$176.7

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended July 31		Nine Months Ended July 31
	Classification	2010	2009	2010	2009
Fair Value Hedges:
Interest rate contracts	Interest expense	$164.5	$2.1	$ 265.0	$283.3

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)**	(5.9)	(11.1)	(12.1)	(80.3)
Foreign exchange contracts	OCI (pretax)**	(38.4)		(90.5)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense**	(18.5)	(26.1)	(57.8)	(58.5)
Foreign exchange contracts	Administrative and operating expenses**	(13.6)		(66.1)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense	*	*	*	*
Foreign exchange contracts	Administrative and operating expenses	*	*	*	*

Not Designated as Hedges:
Interest rate contracts	Interest expense**	$11.3	$5.9	$ 11.4	$6.1
Foreign exchange contracts	Administrative and operating expenses**	22.3	(53.9)	(8.0)	(1.6)
Total		$33.6	$(48.0)	$ 3.4	$4.5

*    The amount is not material.

**  Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(10)                                                                The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $6.8 million in the first nine months of 2010. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $5.5 million during the first nine months of 2010. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2010.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry farm machinery sales for 2010 are forecast to increase 5 to 10 percent for the year in the U.S. and Canada with support from healthy farm cash receipts, solid commodity prices and low interest rates. Industry sales of farm machinery in Western Europe are forecast to decline 15 to 20 percent for the year. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure. Industry sales in South America are projected to increase by 25 to 30 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase 10 to 15 percent for the year.  Deere & Company’s agriculture and turf segment sales increased 12 percent for the third quarter and 3 percent for the first nine months of 2010. These sales are forecast to increase by about 8 percent for the year with a favorable foreign currency translation effect of about 2 percent. Construction equipment markets are reflecting somewhat improved market conditions and demand from independent rental companies has rebounded sharply. Global forestry markets are being aided by higher worldwide economic activity. Deere & Company’s construction and forestry sales increased 59 percent in the third quarter and 29 percent in the first nine months of 2010. These sales are forecast to increase by about 35 percent for the year.

Net income attributable to the Company in fiscal year 2010 is forecast to increase to approximately $290 million, compared to $149 million in fiscal year 2009. The forecast increase from 2009 is primarily due to more favorable financing spreads and a lower provision for credit losses, partially offset by higher administrative and operating expenses.

Items of concern for the Company include the recent decline in global economic activity, the impact of sovereign and state debt, capital market disruptions, the availability of credit for John Deere’s customers, the effectiveness of governmental policies to promote economic recovery and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

2010 Compared with 2009

Net income attributable to the Company was $89.4 million for the third quarter and $222.7 million for the first nine months of 2010, compared with $59.1 million and $128.1 million for the same periods last year. Results were higher for both periods primarily due to improved financing spreads and a lower provision for credit losses.

Revenues totaled $445.6 million for the third quarter and $1,272.2 million for the first nine months of 2010, compared with $465.3 million and $1,328.8 million for the same periods last year. The decreases were primarily due to lower financing rates. Finance income earned on retail notes totaled $518.6 million for the first nine months of 2010, compared with $561.9 million for the same period in 2009. This decrease was primarily due to lower financing rates. Lease revenues totaled $214.0 million in the first nine months of 2010, compared with $237.4 million in the first nine months of 2009. This decrease was primarily due to lower financing rates on equipment on operating leases and a 3 percent decrease in the average balance of leases. Revenues earned on revolving charge accounts amounted to $195.9 million in the first nine months of 2010, compared with $175.7 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts in the first nine months of 2010, compared with the same period last year, partially offset by lower financing rates. Finance income earned on wholesale receivables totaled $189.0 million for the first nine months of 2010, compared to $229.9 million for the same period in 2009. The decrease was primarily due to lower financing rates. Revenues earned from John Deere totaled $116.4 million for the third quarter and $336.7 million for the first nine months of 2010, compared to $133.3 million and $403.7 million for the same periods last year. The decreases were primarily due to lower financing rates.

Crop insurance commissions totaled $38.5 million for the third quarter and $74.6 million for the first nine months of 2010, compared with $40.2 million and $52.3 million for the same periods in 2009. The year-to-date increase was primarily due to more favorable underwriting experience that resulted in higher commissions in the first nine months of 2010, compared with the same period in 2009.

Interest expense totaled $123.7 million for the third quarter and $413.6 million for the first nine months of 2010, compared with $195.3 million and $606.5 million for the same periods in 2009. The decreases were due to lower average interest rates and borrowings.

Administrative and operating expenses were $107.7 million in the third quarter and $293.2 million in the first nine months of 2010, compared with $78.9 million and $231.8 million for the same periods in 2009. The increases were primarily due to foreign exchange losses and higher employment costs.

During the third quarter and first nine months of 2010, the provision for credit losses totaled $21.3 million and $65.6 million, respectively, compared with $36.1 million and $110.3 million for the same periods in 2009. The decreases were primarily due to a decrease in the allowance for credit losses and lower write-offs of construction and forestry equipment retail notes. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was ..45 percent for the third quarter and .48 percent for the first nine months of 2010, compared with .79 percent and .82 percent for the same periods in 2009. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 2.10 to 1 for the third quarter of 2010, compared with 1.49 to 1 for the third quarter of 2009. The Company’s ratio of earnings to fixed charges was 1.81 to 1 for the first nine months of 2010, compared with 1.33 to 1 for the first nine months of 2009. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2010	2009	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,440.7	$1,470.8	$(30.1)	(2)%
Construction and forestry equipment	151.3	121.8	29.5	24
Total retail notes	1,592.0	1,592.6	(.6)
Revolving charge accounts	1,232.7	1,250.8	(18.1)	(1)
Operating loans	67.2	139.4	(72.2)	(52)
Wholesale receivables	5,835.3	5,017.8	817.5	16
Financing leases	75.4	69.5	5.9	8
Equipment on operating leases	184.9	135.2	49.7	37
Total Receivables and Leases	$8,987.5	$8,205.3	$782.2	10%

	Nine Months
	Ended July 31,
	2010	2009	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$4,502.3	$3,609.0	$893.3	25%
Construction and forestry equipment	420.6	351.6	69.0	20
Total retail notes	4,922.9	3,960.6	962.3	24
Revolving charge accounts	3,532.2	3,384.0	148.2	4
Operating loans	206.9	939.2	(732.3)	(78)
Wholesale receivables	16,187.3	15,169.6	1,017.7	7
Financing leases	157.6	144.9	12.7	9
Equipment on operating leases	431.5	335.6	95.9	29
Total Receivables and Leases	$25,438.4	$23,933.9	$1,504.5	6%

Retail note volumes increased in the first nine months of 2010, when compared to last year, primarily due to increases in retail sales of John Deere equipment. Operating loan volumes decreased during the third quarter and first nine months of 2010, when compared to last year, primarily due to decreased borrowings by farm input providers. Wholesale receivable volumes increased during the third quarter and first nine months of 2010, when compared to last year, due to increased shipments of John Deere agriculture and turf equipment as a result of increased retail sales activity.

Total Receivables and Leases held were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2010	2009	2009
Retail notes:
Agriculture and turf equipment	$10,282.5	$9,952.0	$9,550.8
Construction and forestry equipment	1,172.8	1,386.0	1,512.5
Recreational products	5.0	6.2	7.0
Total retail notes	11,460.3	11,344.2	11,070.3
Revolving charge accounts	2,304.3	2,192.5	2,074.0
Operating loans	204.4	297.0	346.4
Wholesale receivables	5,049.2	3,873.5	4,582.3
Financing leases	400.4	392.8	397.9
Equipment on operating leases	1,037.7	1,023.2	994.3
Total Receivables and Leases	$20,456.3	$19,123.2	$19,465.2

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2010	2009	2009
Receivables and Leases administered:
Owned by the Company	$17,793.7	$16,013.1	$15,671.8
Owned by the Company – restricted due to securitization	2,662.6	3,110.1	3,793.4
Total Receivables and Leases owned by the Company	20,456.3	19,123.2	19,465.2
Administered – with limited recourse*	66.9	95.8	107.2
Administered – without recourse**	22.8	32.6	39.1
Total Receivables and Leases administered	$20,546.0	$19,251.6	$19,611.5

*          The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2010, October 31, 2009 and July 31, 2009 was $6 million, $7 million, and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**        Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$14.9	.14%	$27.3	.27%	$19.2	.20%
Construction and forestry equipment	4.2	.36	10.7	.77	10.3	.68
Recreational products
Total retail notes	19.1	.17	38.0	.33	29.5	.27
Revolving charge accounts*	21.9	.95	19.8	.90	26.2	1.26
Operating loans					5.5	1.59
Wholesale receivables	1.8	.04	1.6	.04	6.3	.14
Financing leases	6.1	1.52	6.0	1.53	5.9	1.48
Total Receivables	$48.9	.25%	$65.4	.36%	$73.4	.40%

*                              Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer who has any portion of their note 60 days or more past due. These amounts were $141 million, $301 million and $217 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 1.23 percent, 2.66 percent and 1.96 percent at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	July 31,		October 31,		July 31,
	2010		2009		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$57.2	.56%	$50.1	.50%	$33.9	.35%
Construction and forestry equipment	31.7	2.70	33.2	2.40	19.5	1.29
Recreational products	.1	2.00	.1	1.61	.1	1.43
Total retail notes	89.0	.78	83.4	.74	53.5	.48
Revolving charge accounts	1.0	.04	1.1	.05	.9	.04
Operating loans	5.2	2.54	35.9	12.09	34.1	9.84
Wholesale receivables	20.1	.40	9.2	.24	5.8	.13
Financing leases	16.6	4.15	16.6	4.23	15.0	3.77
Total Receivables	$131.9	.68%	$146.2	.81%	$109.3	.59%

The increase in non-performing wholesale receivables at July 31, 2010 was primarily due to payment defaults on wholesale receivables to a construction and forestry equipment dealer. A loan-loss provision was recorded for the estimated uncollectible amount.

 Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31,		July 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$(.4)	(.02)%	$1.1	.05%
Construction and forestry equipment	(.2)	(.07)	10.0	2.56
Recreational products	.1	7.71	.2	10.99
Total retail notes	(.5)	(.02)	11.3	.42
Revolving charge accounts	15.9	2.87	15.4	3.12
Operating loans	.9	1.74	(.1)	(.11)
Wholesale receivables	(.1)	(.01)	.2	.02
Financing leases	(.4)	(.41)	.4	.41
Total Receivables	$15.8	.33%	$27.2	.59%

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$2.2	.03%	$2.9	.04%
Construction and forestry equipment	17.1	1.82	40.3	3.09
Recreational products	.1	2.34	.7	11.47
Total retail notes	19.4	.23	43.9	.53
Revolving charge accounts	37.7	2.48	40.1	3.02
Operating loans	16.5	9.59	(.5)	(.18)
Wholesale receivables	(1.4)	(.04)	.9	.03
Financing leases	1.5	.52	2.7	.92
Total Receivables	$73.7	.54%	$87.1	.65%

The increase in operating loans write-offs during the first nine months of 2010 was primarily due to a turf equipment customer that had been carried as a non-performing operating loan since the third quarter of 2008. Loan-loss provisions for estimated uncollectible amounts were recorded in prior years. No additional loan-loss provisions were recorded in the current year.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $152 million at July 31, 2010 compared with $165 million at October 31, 2009 and $161 million at July 31, 2009.

The Company’s allowance for credit losses on all Receivables financed totaled $150 million at July 31, 2010, $158 million at October 31, 2009 and $129 million at July 31, 2009. The allowance for credit losses represented .77 percent of the total Receivables financed at July 31, 2010, .87 percent at October 31, 2009 and .70 percent at July 31, 2009. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

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

The liquidity and ongoing profitability of the Company depends largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market volatility and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first nine months of 2010, the aggregate net cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $688 million in the first nine months of 2010. Net cash provided by financing activities totaled $382 million in the first nine months of 2010, resulting primarily from an increase in payables to John Deere, partially offset by a net decrease in total external borrowings and dividends paid to John Deere Financial Services, Inc., which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,617 million in the first nine months of 2010, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and proceeds from sales of equipment on operating leases. Cash and cash equivalents decreased $552 million during the first nine months of 2010.

During the first nine months of 2009, the aggregate net cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and to increase Receivables. Net cash provided by operating activities was $410 million in the first nine months of 2009. Net cash provided by financing activities totaled $967 million in the first nine months of 2009, resulting primarily from a net increase in total external borrowings, partially offset by a decrease in payables to John Deere. Net cash used for investing activities totaled $518 million in the first nine months of 2009, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and proceeds from sales of equipment on operating leases. Cash and cash equivalents increased $890 million during the first nine months of 2009.

The financing of retail purchases and leases of John Deere products and of wholesale receivables owed by John Deere dealers represented approximately 85 percent and 80 percent of the Company’s acquisition volume for the nine months ended July 31, 2010 and 2009, respectively. Any extended reduction or suspension of John Deere’s sale or production of products due to a decline in demand or production, governmental actions or other events could have an adverse effect on the Company’s acquisition volume of Receivables and Leases.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at July 31, 2010, October 31, 2009 and July 31, 2009 was approximately $712 million, $32 million and $222 million, respectively, while the total cash and cash equivalents position was approximately $319 million, $871 million and $1,972 million, respectively.

During November 2009, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 31, 2010, $968 million of secured short-term borrowings was outstanding under the agreement.

During the first nine months of 2010, the Company issued $1,122 million of medium-term notes, obtained $885 million of secured borrowings and maintained an average commercial paper balance of $517 million. At July 31, 2010, the Company’s funding profile included $712 million of commercial paper, $2,577 million of notes payable related to on-balance sheet securitization funding, $915 million of intercompany loans from John Deere, $14,524 million of unsecured term debt, and $2,393 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

In April 2010, the Company completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings. During the first nine months of 2010, the Company also issued $1,122 million and retired $1,698 million of long-term borrowings which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $18,739 million at July 31, 2010, compared with $18,411 million at October 31, 2009, and $19,925 million at July 31, 2009. Total external borrowings increased during the first nine months of 2010 and decreased in the past 12 months, generally corresponding with the level of cash and cash equivalents, the level of the Receivable and Lease portfolio and the change in payable to John Deere. Total short-term indebtedness amounted to $7,472 million at July 31, 2010, compared with $5,711 million at October 31, 2009, and $6,581 million at July 31, 2009. Included in short-term indebtedness are secured borrowings of $2,577 million, $3,109 million and $3,685 million for the same periods (see Note 5). Total long-term indebtedness amounted to $11,267 million at July 31, 2010, compared with $12,701 million at October 31, 2009, and $13,345 million at July 31, 2009. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at July 31, 2010, compared with 7.9 to 1 at October 31, 2009 and 9.0 to 1 at July 31, 2009.

Stockholder’s equity was $2,393 million at July 31, 2010, compared with $2,317 million at October 31, 2009 and $2,206 million at July 31, 2009. The increase in the first nine months of 2010 resulted primarily from net income attributable to the Company of $223 million and a $14 million unrealized gain on derivatives, partially offset by dividend payments of $130 million and a decrease in the cumulative translation adjustment of $31 million.

Lines of Credit

The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. In the second quarter of 2010, the Company added an additional long-term credit facility agreement of $1,500 million, expiring in April 2013, which replaced a 364 day agreement of $750 million. Worldwide lines of credit totaled $5,250 million at July 31, 2010, $4,145 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the total credit lines at July 31, 2010 was the long-term credit facility agreement of $3,750 million, expiring in February 2012 and the new long-term credit facility agreement of $1,500 million, expiring in April 2013. The credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total Company stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in the Company’s credit ratings could adversely impact the Company’s cost of funding.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Dividends

The Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. of $130 million in the first nine months of fiscal 2010. John Deere Financial Services, Inc. paid comparable dividends to Deere & Company.  On August 26, 2010, the Capital Corporation declared a $65 million dividend, to be paid to John Deere Financial Services, Inc. on October 14, 2010. John Deere Financial Services, Inc., in turn, declared a $65 million dividend to Deere & Company, also payable on October 14, 2010.

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.                                     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.              Risk Factors.

See the Company’s most recent annual report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial may also materially affect the Company’s business, financial condition or operating results.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 27, 2010	By:	/s/ J. M. Field
J. M. Field
Senior Vice President,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2010
(Securities and Exchange Commission file number 1-4121*)

*                              Incorporated by reference.  Copies of these exhibits are available from the Company upon request.