Form 10-K
period 2010-10-31
DEERE JOHN CAPITAL CORP
filed 2010-12-17
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

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

Yes ☐   No ☒

At November 30, 2010, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company.  John Deere Financial Services, Inc., a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. In July 2010, John Deere Credit Company changed its name to John Deere Financial Services, Inc. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Asia, Europe and Latin America.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of recreational products and other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the Company finances and services operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). The Company also provides wholesale financing for inventories of John Deere agriculture and turf, and construction and forestry equipment owned by dealers of those products (wholesale receivables). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency that offered certain crop risk mitigation products in the U.S., to John Deere Financial Services, Inc. In addition, the Company made loans to certain affiliated companies that had investments in wind energy projects. Retail notes, revolving charge accounts, operating loans, financing leases and wholesale receivables are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2010, the Company had 1,612 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment manufactures and distributes a full line of farm and turf care equipment and related service parts — including large, medium and utility tractors; loaders; combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The credit segment includes the operations of the Company (described herein), John Deere Financial Services, Inc., John Deere Credit Inc. (Canada), Banco John Deere, S.A. (Brazil), John Deere Credit Oy (Finland) and John Deere Renewables, LLC, and primarily finances sales and leases by John Deere dealers of new and used agriculture and turf, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers crop risk mitigation products and held residual wind energy generation investments until December 2010.

Worldwide net income attributable to Deere & Company in 2010 was $1,865 million, or $4.35 per share diluted ($4.40 basic), compared with $873 million, or $2.06 per share diluted ($2.07 basic), in 2009.  Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses.

John Deere’s net sales and revenues increased 13 percent to $26,005 million in 2010, compared with $23,112 million in 2009. Net sales of the Equipment Operations increased 14 percent in 2010 to $23,573 million from $20,756 million last year. The sales increase was primarily due to higher shipment volumes. The increase also included a favorable effect for foreign currency translation of 3 percent and a price increase of 2 percent.  Net sales in the U.S. and Canada increased 14 percent in 2010. Net sales outside the U.S. and Canada increased by 14 percent, which included a favorable effect of 5 percent for foreign currency translation.

The agriculture and turf segment had net sales of $19,868 million in 2010, compared with $18,122 million in 2009. The construction and forestry segment had net sales of $3,705 million in 2010, compared with $2,634 million in 2009. The credit segment had revenues of $1,977 million in 2010, compared with $1,930 million in 2009.

Outlook for John Deere

Deere & Company’s equipment sales are projected to increase 10 to 12 percent for fiscal year 2011 and increase about 34 percent for the first quarter, compared with the same periods in 2010. Included is an unfavorable currency translation impact of about 1 percent for the year and about 2 percent for the first quarter of 2011. Net income attributable to Deere & Company is anticipated to be approximately $2,100 million for 2011.

Fiscal year 2011 will be a record year for new model introductions for Deere & Company, due in large part to the implementation of more rigorous global engine emissions standards. Deere & Company’s earnings forecast reflects the complexity of transitioning to these new equipment models as well as increased product costs to comply with the regulations. In addition, Deere & Company projects higher raw material costs in 2011 and a less favorable sales mix in the agriculture and turf segment.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf segment are forecast to increase by 7 to 9 percent for fiscal year 2011, benefiting from generally favorable global farm conditions. Farmers in most of Deere & Company’s key markets are experiencing solid levels of income due to strong global demand for agricultural commodities, low grain stockpiles in relation to use, and high prices for crops such as corn, wheat, soybeans, sugar and cotton.

After increasing in 2010, industry farm machinery sales in the U.S. and Canada are forecast to be about the same in 2011 as a result of production limits and transitional issues associated with the broad launch of Interim Tier 4 compliant equipment.

Industry sales in Western Europe are forecast to increase 5 to 10 percent, while sales in Central Europe and the Commonwealth of Independent States are expected to see moderate gains from the depressed level in 2010. Industry sales in Asia also are forecast to grow moderately.

In South America, industry sales are projected to be about the same in 2011 relative to the strong levels of 2010, although Deere & Company’s sales in the region are expected to benefit from a broader lineup of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same after experiencing some recovery in 2010.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to rise by 25 to 30 percent for fiscal year 2011. The increase reflects market conditions that are somewhat improved in relation to the relatively low level in 2010. In addition, sales to independent rental companies are expected to see further growth. World forestry markets are expected to move significantly higher as a result of improved wood and pulp prices.

Credit.  Net income for the credit operations in fiscal year 2011, which includes the Company, is forecast to be approximately $360 million. The forecast increase from 2010 is primarily due to growth in the portfolio. Net income attributable to the Company for 2011, which does not include the credit operations in Canada, Brazil and Finland or the wind energy and crop insurance operations in the U.S., is projected to be approximately $275 million for 2011. The forecast decrease from 2010 is primarily due to lower financing spreads and higher administrative and operating expenses, partially offset by growth in the portfolio.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company’s operations. The Company also made loans to certain affiliated companies that had investments in wind energy projects. In December 2010, John Deere sold its wind energy business. In addition, the Company and John Deere have joint access to certain lines of credit of the Company.

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

Deere & Company has an agreement with the Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2010 and 2009, the Capital Corporation’s ratios were 1.89 to 1 and 1.28 to 1, respectively, and never less than 1.61 to 1 and 1.12 to 1 for any fiscal quarter of 2010 and 2009, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2010 and 2009, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

FPC Financial, f.s.b. (Thrift), a wholly-owned subsidiary of the Company, holds a federal charter issued by the Office of Thrift Supervision. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Financial Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. Through its Farm Plan™ product, the Thrift finances revolving charge accounts offered by approximately 8,000 participating agribusinesses to their retail customers for the purchase of goods and services. Farm Plan™ account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of equipment parts and service work performed at John Deere construction and forestry dealers. See Note 4 to the consolidated financial statements under “Revolving Charge Accounts Receivable.”

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

John Deere retail notes and wholesale receivables are supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws in the U.S. and certain international statutes. UCC financing statements are also prepared and filed on leases; however, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2010 and 2009, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2010	2009	2010	2009
Retail notes	55	54	36	36
New equipment:
Agriculture and turf equipment	55	55	34	34
Construction and forestry equipment	43	44	41	38
Used equipment:
Agriculture and turf equipment	56	56	36	37
Construction and forestry equipment	44	44	35	35
Financing leases	42	40	39	34
Equipment on operating leases	33	36	33	32

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2010 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2010 Total	2009	2008	2007	2006

Retail notes:
Agriculture and turf equipment	$3,694	$6,881	$333	$190	$13	$11,111	$9,952	$9,734	$9,540	$8,353
Construction and forestry equipment	561	577				1,138	1,386	1,986	2,409	2,388
Recreational products	1	2		2		5	6	9	12	17
Total retail notes	$4,256	$7,460	$333	$192	$13	12,254	11,344	11,729	11,961	10,758
Revolving charge accounts						2,288	2,192	1,825	1,553	1,512
Operating loans						239	297	358	287	379
Wholesale receivables						4,659	3,874	3,571	3,521	3,699
Financing leases						420	393	418	430	421
Equipment on operating leases						1,142	1,023	1,053	995	900
Total Receivables and Leases						$21,002	$19,123	$18,954	$18,747	$17,669

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2010	2009	2008	2007	2006
U.S.	$18,038	$16,228	$16,562	$16,199	$15,378
Outside the U.S.	2,964	2,895	2,392	2,548	2,291
Total Receivables and Leases	$21,002	$19,123	$18,954	$18,747	$17,669

Delinquencies

Total Receivable amounts 60 days or more past due representing the amount of all customer payments past due 60 days or more are as follows (in millions of dollars):

	2010	2009	2008	2007	2006
U.S.	$27.7	$46.7	$38.9	$39.7	$39.5
Outside the U.S.	11.2	18.7	5.9	4.0	3.8
Total	$38.9	$65.4	$44.8	$43.7	$43.3

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2010	2009	2008	2007	2006
U.S.	$96.4	$126.1	$63.2	$31.1	$22.7
Outside the U.S.	24.0	20.1	16.4	17.1	9.6
Total	$120.4	$146.2	$79.6	$48.2	$32.3

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2010	2009	2008	2007	2006

Allowance for credit losses, beginning of year	$158.2	$105.2	$99.2	$92.8	$96.4

Provision for credit losses	79.7	177.5	66.8	53.7	30.5

Write-offs:
Retail notes:
Agriculture and turf equipment	(6.6)	(8.0)	(5.6)	(2.8)	(1.9)
Construction and forestry equipment	(23.1)	(62.4)	(30.9)	(18.9)	(11.2)
Recreational products	(.4)	(1.2)	(.8)	(.9)	(.6)
Total retail notes	(30.1)	(71.6)	(37.3)	(22.6)	(13.7)
Revolving charge accounts	(70.9)	(68.6)	(39.8)	(36.0)	(33.3)
Operating loans	(17.5)		(.3)	(3.7)	(2.9)
Wholesale receivables	.7	(3.0)	(1.0)	(2.8)	(1.9)
Financing leases	(2.4)	(4.4)	(2.3)	(3.2)	(2.5)
Total write-offs	(120.2)	(147.6)	(80.7)	(68.3)	(54.3)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.8	3.9	3.4	3.3	3.7
Construction and forestry equipment	3.2	2.6	3.3	1.5	2.1
Recreational products	.2	.2	.3	.3	.6
Total retail notes	7.2	6.7	7.0	5.1	6.4
Revolving charge accounts	22.7	13.8	12.4	11.8	10.4
Operating loans	.2	.5	1.0	1.1	.5
Wholesale receivables	.4	.3	.6	1.4	2.5
Financing leases	.4	.4	.1	.2	.2
Total recoveries	30.9	21.7	21.1	19.6	20.0
Total net write-offs	(89.3)	(125.9)	(59.6)	(48.7)	(34.3)

Other changes (primarily translation adjustments)		1.4	(1.2)	1.4	.2

Allowance for credit losses, end of year	$148.6	$158.2	$105.2	$99.2	$92.8

Total net write-offs as a percentage of average Receivables	.48%	.70%	.33%	.29%	.22%

Allowance as a percentage of total Receivables, end of year	.75%	.87%	.59%	.56%	.55%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2010	2009	2008	2007	2006

Allowance for credit losses, beginning of year	$9.9	$8.2	$9.6	$9.2	$9.6

Provision for credit losses	1.5	2.7	1.3	.5	(.2)

Write-offs	(1.0)	(3.1)	(1.6)	(1.5)	(1.1)
Recoveries	.8	.7	.4	.4	.7
Total net write-offs	(.2)	(2.4)	(1.2)	(1.1)	(.4)

Other changes (primarily translation adjustments)		1.4	(1.5)	1.0	.2

Allowance for credit losses, end of year	$11.2	$9.9	$8.2	$9.6	$9.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.01%	.09%	.05%	.05%	.02%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.38%	.34%	.35%	.38%	.41%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2010		2009		2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$23.3	56%	$18.5	55%	$18.3	55%	$20.4	54%	$20.3	50%
Construction and forestry equipment	58.4	6	57.9	8	43.3	11	40.9	13	34.9	14
Recreational products	.4		.7		1.8		2.2		1.1
Total retail notes	82.1	62	77.1	63	63.4	66	63.5	67	56.3	64
Revolving charge accounts	43.3	12	41.8	12	21.2	10	19.1	9	17.3	9
Operating loans	6.3	1	22.8	2	8.1	2	3.7	2	3.8	2
Wholesale receivables	7.4	23	7.1	21	7.0	20	7.7	20	7.5	22
Financing leases	9.5	2	9.4	2	5.5	2	5.2	2	7.9	3
Total	$148.6	100%	$158.2	100%	$105.2	100%	$99.2	100%	$92.8	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2010		2009		2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$137.4	85%	$148.3	84%	$97.0	87%	$89.6	86%	$83.6	87%
Outside the U.S.	11.2	15	9.9	16	8.2	13	9.6	14	9.2	13
Total	$148.6	100%	$158.2	100%	$105.2	100%	$99.2	100%	$92.8	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2010 and 2009.

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

In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and Farm Plan™, PowerPlan® and John Deere Financial Revolving Plan accounts receivable for such goods. To date, these laws and regulations have not had a significant adverse effect on the Company.

The Thrift holds a federal charter issued by the Office of Thrift Supervision (OTS) and is subject to federal regulation and examination by the OTS. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products such as John Deere Financial Revolving Plan, Farm Plan™ and PowerPlan® on a nationwide basis.

Financing outside the U.S. is affected by a variety of laws, customs and regulations.

Item 1A.  Risk Factors.

The Company is a subsidiary of John Deere Financial Services, Inc., a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 15, and, specifically, the risks and uncertainties described in the “Safe Harbor Statement” on page 22.

International, regional and national trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impact John Deere’s profitability and growth prospects.

International, regional and national laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Open access to global markets improves John Deere’s ability to export goods and services from its various manufacturing locations around the world, and affects the ability to access raw materials, and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially affected because farm income strongly influences sales of agricultural equipment around the world.

Trade restrictions could also impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure.

Changes in government banking, monetary and fiscal policies could have a material negative effect on John Deere.

Changes in policies of the U.S. and other governments regarding banking, monetary and fiscal policies to promote liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be materially impacted by financial regulatory reform which could have an adverse affect on the Company’s and John Deere’s customers by limiting their ability to finance purchase of John Deere products. Governmental policies on taxes and spending can also affect the Company, especially John Deere’s construction and forestry business due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and for different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices may benefit John Deere’s crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by those customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for the Company’s products and services can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings, and lower business investment. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for John Deere’s equipment. Sustained or severe negative economic conditions and outlook result in decreased housing starts and other construction and dampen demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Significant or prolonged declines in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions extend to the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency translation risk.

The reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a continuing and significant impact on the Company’s results.

Because the Company is a financing company, the Company’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing to a significant portion of John Deere sales worldwide. The Company’s inability to access funds to support its financing activities to the Company’s customers could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, sustained negative market conditions could further reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provisions for credit losses.

If John Deere’s customers lack confidence in the general economic outlook, they are less likely to purchase John Deere’s products.

The attitudes of consumers about general economic conditions and outlook can significantly affect their propensity to purchase John Deere equipment. Continuing or worsening negative economic conditions could significantly impair customer confidence and result in reduced equipment sales.

John Deere’s business results depend largely on its ability to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis. Failure to deliver quality products at competitive prices to meet customer demands before competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agricultural and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of the Company’s customers, particularly the customers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can also prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes, or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf care equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

The Company is subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and/or customers’ ability to repay obligations to the Company. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company because such costs affect the ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to rating outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         All of John Deere Capital Corporation’s common stock is owned by John Deere Financial Services, Inc., a finance holding company that is wholly-owned by Deere & Company. In 2010, the Capital Corporation declared and paid cash dividends of $195 million to John Deere Financial Services, Inc. In turn, John Deere Financial Services, Inc. declared and paid $195 million in cash dividends to Deere & Company. The Capital Corporation did not declare or pay cash dividends to John Deere Financial Services, Inc. in 2009. In 2009, Deere & Company increased its investment in John Deere Financial Services, Inc. by $60 million. In turn, John Deere Financial Services, Inc. increased its investment in the Capital Corporation by $60 million.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture, turf, construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and made loans to certain affiliated companies that have investments in wind energy projects. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency that offered certain crop risk mitigation products in the U.S., to John Deere Financial Services, Inc.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Industry farm machinery sales in the U.S. and Canada for 2011 are forecast to be approximately the same as 2010. Industry sales in Western Europe are forecast to increase 5 to 10 percent, while South American industry sales are projected to be approximately the same. Industry sales in Central Europe and the Commonwealth of Independent States are expected to have moderate gains. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same. John Deere’s agriculture and turf equipment sales increased 10 percent in 2010 and are forecast to increase by 7 to 9 percent for 2011. Construction equipment markets are forecast to be somewhat improved, while global forestry markets are expected to move significantly higher in 2011. John Deere’s construction and forestry sales increased 41 percent in 2010 and are forecast to increase by 25 to 30 percent in 2011. Net income attributable to the Company in 2011 is expected to decrease to approximately $275 million. The forecast decrease from 2010 is primarily due to lower financing spreads and higher administrative and operating expenses, partially offset by growth in the portfolio.

Items of concern for the Company include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers, the effectiveness of governmental actions in respect to monetary policies, trade and general economic conditions, and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

Deere & Company’s strong performance for the year reflects a disciplined approach to executing Deere & Company’s business plans and was achieved despite continuing weakness in certain regions and business sectors. Although conditions continued to be positive in the U.S. farm sector, European agricultural markets remained soft. Deere & Company’s construction equipment sales benefited from somewhat stronger overall demand, but remained far below normal levels. With Deere & Company’s performance in 2010, it remains well positioned to capitalize on positive global economic trends.

2010 Compared with 2009

Consolidated net income was $319.4 million for the year, compared with $149.2 million last year. Results were higher mainly due to improved financing spreads and a lower provision for credit losses. The ratio of earnings to fixed charges was 1.89 to 1 for 2010, compared with 1.28 to 1 for 2009.

Revenues totaled $1,682 million in 2010, compared with $1,756 million in 2009. The decrease was primarily due to lower financing rates. Finance income earned on retail notes totaled $692 million in 2010, compared with $744 million in 2009. The decrease was primarily due to lower financing rates, partially offset by a 2 percent increase in the average retail note portfolio balances. Lease revenues totaled $290 million in 2010, compared with $313 million in 2009. The decrease was primarily due to lower financing rates on equipment on operating leases. Revenues earned on revolving charge accounts amounted to $268 million in 2010, compared with $242 million earned during 2009. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates. Finance income earned on wholesale receivables decreased $42 million, to $256 million in 2010, from $298 million in 2009. The decrease was primarily due to lower financing rates, partially offset by a 5 percent increase in the average balance of wholesale receivables. Revenues earned from Deere & Company totaled $441 million in 2010, compared with $507 million in 2009. The decrease was primarily due to lower financing rates.

Crop insurance commissions totaled $75 million in 2010, compared with $83 million in 2009. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to John Deere Financial Services, Inc.

Other income totaled $92 million in 2010, compared with $63 million in 2009. The increase was primarily due to higher late fee income and lower losses from construction equipment operating lease residual values.

Interest expense totaled $534 million in 2010, compared with $789 million in 2009. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 4.0 percent in 2009 to 3.0 percent in 2010 and lower average borrowings.

Administrative and operating expenses totaled $370 million in 2010, compared with $333 million in 2009. The increase was primarily due to foreign exchange losses and higher incentive compensation expenses.

The provision for credit losses was $80 million in 2010, compared with $178 million in 2009. The decrease was primarily due to a decrease in the allowance for credit losses and lower write-offs of construction and forestry equipment retail notes. Total net write-offs of Receivables financed were $89 million during 2010, compared with $126 million in 2009. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .43 percent for 2010 and .99 percent for 2009.

Receivables and Leases Acquired and Held

Receivables and Leases acquired by the Company during 2010 totaled $34,938 million, compared with volumes of $31,254 million during 2009. Receivables and Leases held by the Company at October 31, 2010 totaled $21,002 million, compared with $19,123 million at October 31, 2009. For the 2010 and 2009 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2010	2009	% Change	2010	2009	% Change
Retail notes:
Agriculture and turf equipment	$6,442.3	$5,013.4	29%	$11,111.3	$9,952.0	12%
Construction and forestry equipment	577.4	472.9	22	1,138.3	1,386.0	(18)
Recreational products				4.6	6.2	(26)
Total retail notes	7,019.7	5,486.3	28	12,254.2	11,344.2	8
Revolving charge accounts	4,629.9	4,458.2	4	2,287.9	2,192.5	4
Operating loans	333.1	1,014.3	(67)	239.1	297.0	(19)
Wholesale receivables	22,068.6	19,610.9	13	4,658.7	3,873.5	20
Financing leases	225.0	189.5	19	420.4	392.8	7
Equipment on operating leases	662.1	494.9	34	1,141.8	1,023.2	12
Total Receivables and Leases	$34,938.4	$31,254.1	12%	$21,002.1	$19,123.2	10%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment and increased market coverage. Operating loan volumes decreased primarily due to decreased borrowings by farm input providers. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2010	October 31, 2009
Receivables and Leases administered:
Owned by the Company	$18,737.2	$16,013.1
Owned by the Company — restricted due to securitization	2,264.9	3,110.1
Total Receivables and Leases owned by the Company	21,002.1	19,123.2
Administered - with limited recourse*	59.6	95.8
Administered - without recourse**	20.6	32.6
Total Receivables and Leases administered	$21,082.3	$19,251.6

*              The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2010 and 2009 was $5 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled 95 percent of the total retail note portfolio at October 31, 2010 and 2009.

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $39 million at October 31, 2010, compared with $65 million at October 31, 2009. In addition, these past due amounts represented .20 percent and .36 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of his note 60 days or more past due. These amounts were $120 million and $301 million at October 31, 2010 and 2009, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was .98 percent at October 31, 2010 and 2.66 percent at October 31, 2009. See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $165 million at October 31, 2010 and 2009. The Company’s allowance for credit losses on all Receivables financed at October 31, 2010 totaled $149 million and represented .75 percent of the total Receivables financed, compared with $158 million and .87 percent, respectively, at October 31, 2009. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

2009 Compared with 2008

Consolidated net income was $149.2 million for the fiscal year ended October 31, 2009, compared with $282.4 million in 2008. The lower results for 2009 were primarily due to a higher provision for credit losses, narrower financing spreads, lower commissions from crop insurance and higher losses from construction equipment operating lease residual values, partially offset by lower administrative and operating expenses. The ratio of earnings to fixed charges was 1.28 to 1 for 2009, compared with 1.52 to 1 for 2008.

Revenues totaled $1,756 million in 2009, compared with $1,967 million in 2008. The decrease was primarily due to lower financing rates and lower commissions from crop insurance. Finance income earned on retail notes totaled $744 million in 2009, compared with $861 million in 2008. The decrease was primarily due to lower financing rates and a 5 percent decrease in the average retail note portfolio balances. Lease revenues decreased $19 million to $313 million in 2009, primarily due to lower financing rates and a 2 percent decrease in the average balance of leases. Revenues earned on revolving charge accounts amounted to $242 million in 2009, a 7 percent increase over revenues of $227 million earned during 2008. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower financing rates. Finance income earned on wholesale receivables decreased $5 million, to $298 million in 2009, from $303 million in 2008. The decrease was primarily due to lower financing rates, partially offset by a 13 percent increase in the average balance of wholesale receivables. Revenues earned on operating loans amounted to $14 million in 2009, compared with $23 million in 2008. The decrease was primarily due to lower financing rates and an 11 percent decrease in the average balance of operating loans. Revenues earned from Deere & Company totaled $507 million in 2009, compared with $542 million in 2008.

Crop insurance commissions totaled $83 million in 2009, compared with $139 million in 2008. The decrease was primarily due to less favorable underwriting experience that resulted in lower commissions in the first and second quarters of 2009, compared to the same periods in 2008.

Other income totaled $63 million in 2009, compared with $84 million in 2008. The decrease was primarily due to higher losses from construction equipment operating lease residual values.

Interest expense totaled $789 million in 2009, compared with $839 million in 2008. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 4.7 percent in 2008 to 4.0 percent in 2009, partially offset by higher average borrowings.

Administrative and operating expenses totaled $333 million in 2009, compared with $373 million in 2008. The decrease was primarily due to lower incentive compensation expenses and foreign exchange gains.

The provision for credit losses was $178 million in 2009, compared with $67 million in 2008. The increase was primarily due to higher write-offs of construction and forestry retail notes and revolving charge accounts and an increase in the allowance for credit losses. Total net write-offs of Receivables financed were $126 million during 2009, compared with $60 million in 2008. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .99 percent for 2009 and .37 percent for 2008.

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

Total Receivable amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $65 million at October 31, 2009, compared with $45 million at October 31, 2008. In addition, these past due amounts represented .36 percent and .25 percent of the total Receivables held at those respective dates. The balance of retail notes held (principal plus accrued interest) with any installment 60 days or more past due represents the total retail note balance for a customer that has any portion of the customer’s note 60 days or more past due. These amounts were $301 million and $163 million at October 31, 2009 and 2008, respectively. The balances of retail notes held on which any installment was 60 days or more past due as a percentage of the ending retail notes receivable was 2.66 percent at October 31, 2009 and 1.39 percent at October 31, 2008. See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $165 million at October 31, 2009 compared with $174 million at October 31, 2008. The Company’s allowance for credit losses on all Receivables financed at October 31, 2009 totaled $158 million and represented .87 percent of the total Receivables financed, compared with $105 million and .59 percent, respectively, at October 31, 2008. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Capital Resources and Liquidity

The aggregate net cash provided by operating activities, financing activities and the beginning balance of cash and cash equivalents was used primarily to increase Receivables. Net cash provided by operating activities was $967 million in 2010. Net cash provided by financing activities totaled $527 million resulting from an increase in payables to John Deere, partially offset by a net decrease in external borrowings and dividends paid to John Deere Financial Services, Inc., which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $2,003 million in 2010, primarily due to the cost of Receivables and Leases acquired exceeding collections of Receivables and the proceeds from sales of equipment on operating leases. Cash and cash equivalents decreased $515 million during 2010.

Over the last three years, operating activities have provided $2,107 million in cash. In addition, the sale of Receivables and Leases provided $141 million, an increase in total net borrowings provided $1,637 million and capital investments from Deere & Company provided $460 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sales of equipment on operating leases by $3,384 million, and to pay $660 million in dividends. Cash and cash equivalents also increased $165 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2010 and 2009 was approximately $1,349 million and $32 million, respectively, while the total cash and cash equivalents position was $356 million and $871 million, respectively.

In November 2009, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2010, $835 million of secured short-term borrowings was outstanding under the agreement. In November 2010, the Capital Corporation increased the capacity under this revolving credit agreement to $2,000 million and renewed it for an additional three years.

During 2010, the Company issued $1,637 million of medium-term notes, obtained $885 million of secured borrowings and maintained an average commercial paper balance of $674 million. At October 31, 2010, the Company’s funding profile included $1,349 million of commercial paper, $2,209 million of notes payable related to on-balance sheet securitization funding, $1,256 million of intercompany loans from John Deere, $14,341 million of unsecured term debt, and $2,449 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

In April 2010, the Company completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings. The Company also issued $1,654 million and retired $2,536 million of long-term borrowings during the year, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $19,155 million at October 31, 2010, compared with $18,411 million at October 31, 2009. Total short-term indebtedness amounted to $7,703 million at October 31, 2010, compared with $5,711 million at October 31, 2009. Included in short-term indebtedness are secured borrowings of $2,209 million and $3,109 million for the same periods. Total long-term indebtedness amounted to $11,452 million at October 31, 2010, compared with $12,701 million at October 31, 2009. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 and 7.9 to 1 at October 31, 2010 and 2009, respectively.

Stockholder’s equity was $2,449 million at October 31, 2010, compared with $2,317 million and $2,065 million at October 31, 2009 and 2008, respectively. The increase in 2010 was primarily due to net income attributable to the Company of $319 million and unrealized gains on derivatives of $15 million, partially offset by dividend payments of $195 million and a decrease in the cumulative translation adjustment of $7 million.

The Capital Corporation declared and paid cash dividends of $195 million to John Deere Financial Services, Inc. in 2010. In turn, John Deere Financial Services, Inc. paid comparable dividends to Deere & Company. The Capital Corporation did not declare or pay cash dividends to John Deere Financial Services, Inc. in 2009.

Lines of Credit

John Deere Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both John Deere Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,286 million at October 31, 2010, $3,222 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the total credit lines at October 31, 2010 was a long-term credit facility agreement of $3,750 million, expiring in February 2012 and a long-term credit facility agreement of $1,500 million, expiring in April 2013. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform. Actions by the U.S. Federal Reserve Board, the FDIC and other central banks may affect the costs and expenses of financing the Company and the interest rates it is able to offer. The Company’s business is affected by general economic conditions in and the political instability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher loan losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; and interest rates and foreign currency exchange rates.

Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Market conditions could also negatively impact customer access to capital for purchases of John Deere’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults. A sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results. State debt crises also could negatively impact customers, demand for equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

The liquidity and ongoing profitability of the Company depends largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market volatility increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and quarterly reports on Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K and Form 10-Qs) and other Deere & Company and Capital Corporation filings with the U.S. Securities and Exchange Commission (SEC).

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies totaling approximately $5 million at October 31, 2010, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2010 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2010 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
On-balance-sheet
Total debt*	$18,678	**	$6,796	$8,284	$1,537	$2,061
Interest on debt	1,544		505	539	261	239
Accounts payable	208		208
Deposits withheld from dealers and merchants	165		59	73	31	2
Off-balance-sheet
Purchase obligations	10		4	4	2
Operating leases	6		3	2	1
Total	$20,611		$7,575	$8,902	$1,832	$2,302

*                                         Principal payments.

**                                  Notes payable of $2,209 million classified as short-term on the balance sheet related to securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

The previous table does not include unrecognized tax benefit liabilities of approximately $30 million at October 31, 2010 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 9, 10 and 11, respectively, to the consolidated financial statements.

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

The total allowance for credit losses at October 31, 2010, 2009, and 2008 was $149 million, $158 million, and $105 million, respectively. The decrease in 2010 was primarily due to a decrease in loss experience. The increase in 2009 was primarily due to an increase in loss experience and delinquencies in construction and forestry equipment retail notes, revolving charge accounts and operating loans.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .15 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .15 percent, the allowance for credit losses at October 31, 2010 would increase or decrease by approximately $30 million.

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

The total operating lease residual values at October 31, 2010, 2009 and 2008 were $788 million, $691 million and $663 million, respectively. The increases in 2010 and 2009 were primarily due to the higher levels of agriculture and turf equipment operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $28 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Risk Information

The Company is naturally exposed to various interest rate and foreign currency risks. As a result, the Company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationships of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the local currencies. The Company has entered into agreements related to the management of these foreign currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant.

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2010 and 2009 would have been approximately $80 million and $41 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2010 and 2009, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2010 and 2009, were $2,717 thousand and $2,477 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2010 and 2009, were $104 thousand and $410 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2010 and 2009.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2010 and 2009.

Pre-approval of Services by the External Auditor

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s external auditor are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2010 proxy statement.  During the fiscal year ended October 31, 2010, all services provided by the external auditor were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

Date:      December 17, 2010

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

Signature	Title		Date

/s/ S. R. Allen	Director, Chairman and	)
S. R. Allen	Principal Executive Officer	)
)
)
/s/ David C. Everitt	Director	)
David C. Everitt		)
		)	December 17, 2010
)
/s/ James M. Field	Director, Senior Vice President	)
James M. Field	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ James A. Israel	Director and President	)
James A. Israel		)

Signature	Title		Date

/s/ M. J. Mack, Jr.	Director	)
M. J. Mack, Jr.		)
)
)
/s/ Daniel C. McCabe	Director	)
Daniel C. McCabe		)
)
)
/s/ Stephen Pullin	Director	)	December 17, 2010
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP

111 S. Wacker Drive

Chicago, Illinois  60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related statements of consolidated income and retained earnings, of changes in consolidated stockholder’s equity, and of consolidated cash flows for each of the three years in the period ended October 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing; the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2010

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Years Ended October 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
Revenues
Finance income earned on retail notes	$691.7	$743.6	$860.5
Lease revenues	290.3	312.9	331.7
Revolving charge account income	267.8	242.1	227.2
Finance income earned on wholesale receivables	256.0	297.7	302.5
Operating loan income	10.3	14.0	22.9
Crop insurance commissions	74.6	83.3	139.1
Other income - net	91.6	62.6	83.5
Total revenues	1,682.3	1,756.2	1,967.4
Expenses
Interest expense	533.6	788.5	838.7
Operating expenses:
Administrative and operating expenses	369.9	333.2	373.0
Provision for credit losses	79.7	177.5	66.8
Fees paid to John Deere	34.1	30.6	35.8
Depreciation of equipment on operating leases	187.1	204.5	216.0
Total operating expenses	670.8	745.8	691.6
Total expenses	1,204.4	1,534.3	1,530.3
Income of consolidated group before income taxes	477.9	221.9	437.1
Provision for income taxes	159.4	73.2	155.7
Income of consolidated group	318.5	148.7	281.4
Equity in income of unconsolidated affiliates	.9	.5	1.0
Net income	319.4	149.2	282.4
Less: Net income attributable to noncontrolling interest
Net income attributable to the Company	$319.4	$149.2	$282.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2010 and 2009

(in millions)

	2010	2009
Assets
Cash and cash equivalents	$355.7	$870.6
Receivables:
Retail notes	9,989.3	8,234.1
Restricted securitized retail notes	2,264.9	3,110.1
Revolving charge accounts	2,287.9	2,192.5
Operating loans	239.1	297.0
Wholesale receivables	4,658.7	3,873.5
Financing leases	420.4	392.8
Total receivables	19,860.3	18,100.0
Allowance for credit losses	(148.6)	(158.2)
Total receivables — net	19,711.7	17,941.8
Other receivables	22.3	25.9
Equipment on operating leases — net	1,141.8	1,023.2
Notes receivable from John Deere	575.5	739.2
Investments in unconsolidated affiliates	7.0	6.6
Other assets	810.5	1,094.2
Total Assets	$22,624.5	$21,701.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,349.3	$32.0
Other notes payable	2,209.0	3,113.0
John Deere	1,255.6	15.3
Current maturities of long-term borrowings	2,888.8	2,550.4
Total short-term borrowings	7,702.7	5,710.7
Accounts payable and accrued expenses	694.2	741.2
Deposits withheld from dealers and merchants	164.8	164.9
Deferred income taxes	161.7	67.1
Long-term borrowings	11,452.0	12,700.6
Total liabilities	20,175.4	19,384.5
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8
Retained earnings	1,156.5	1,032.1
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	48.6	55.8
Unrealized loss on derivatives	(29.2)	(44.1)
Total accumulated other comprehensive income (loss)	19.4	11.7
Total Company stockholder’s equity	2,448.7	2,316.6
Noncontrolling interests	.4	.4
Total stockholder’s equity	2,449.1	2,317.0
Total Liabilities and Stockholder’s Equity	$22,624.5	$21,701.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$319.4	$149.2	$282.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	79.7	177.5	66.8
Provision for depreciation and amortization	204.4	215.2	224.0
Provision for deferred income taxes	86.9	1.3	36.3
Undistributed earnings of unconsolidated affiliates	(.9)	(.5)	(1.0)
Change in accounts payable and accrued expenses	(27.4)	26.5	54.4
Change in accrued income taxes payable/receivable	12.5	7.7	9.9
Other	292.8	(35.2)	(74.9)
Net cash provided by operating activities	967.4	541.7	597.9

Cash Flows from Investing Activities:
Cost of receivables acquired	(34,276.3)	(30,759.2)	(32,847.6)
Collections of receivables	32,383.3	30,749.3	32,119.3
Cost of equipment on operating leases acquired	(662.1)	(494.9)	(556.3)
Proceeds from sales of equipment on operating leases	371.3	303.3	286.2
Purchases of property and equipment	(2.3)	(30.1)	(9.2)
Cost of notes receivable with John Deere	(123.3)	(288.7)	(398.1)
Collection of notes receivable with John Deere	287.0	348.8	185.3
Proceeds from sales of receivables	18.3	34.0	88.9
Change in restricted cash	(6.4)	(34.5)	(7.2)
Collateral on derivatives received - net	6.9	78.4
Other	.4	(22.0)	(24.7)
Net cash used for investing activities	(2,003.2)	(115.6)	(1,163.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper — net	1,296.2	(2,878.3)	219.0
Increase (decrease) in other notes payable — net	(904.2)	1,490.9	(576.3)
Increase (decrease) in payable to John Deere — net	1,229.2	(306.3)	188.9
Proceeds from issuance of long-term borrowings	1,653.8	4,246.6	5,558.6
Payments of long-term borrowings	(2,535.6)	(3,169.6)	(3,876.2)
Dividends paid	(195.0)		(465.1)
Capital investment		60.0	400.0
Debt issuance costs	(17.9)	(113.4)	(22.3)
Net cash provided by (used for) financing activities	526.5	(670.1)	1,426.6

Effect of exchange rate changes on cash and cash equivalents	(5.6)	32.0	30.7
Net increase (decrease) in cash and cash equivalents	(514.9)	(212.0)	891.8
Cash and cash equivalents at the beginning of year	870.6	1,082.6	190.8
Cash and cash equivalents at the end of year	$355.7	$870.6	$1,082.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2008, 2009 and 2010

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2007	$1,954.9	$812.8	$1,087.1	$54.6	$.4
Comprehensive income
Net income	282.4		282.4
Other comprehensive income (loss)
Cumulative translation adjustment	(52.5)			(52.5)
Unrealized loss on investments	(1.2)			(1.2)
Unrealized loss on derivatives	(31.7)			(31.7)
Total comprehensive income	197.0
Adjustment to adopt FIN No. 48	(21.5)		(21.5)
Dividends paid	(465.1)		(465.1)
Capital investment	400.0	400.0
Balance October 31, 2008	2,065.3	1,212.8	882.9	(30.8)	.4
Comprehensive income
Net income	149.2		149.2
Other comprehensive income (loss)
Cumulative translation adjustment	46.6			46.6
Unrealized loss on derivatives	(4.1)			(4.1)
Total comprehensive income	191.7
Capital investment	60.0	60.0
Balance October 31, 2009	2,317.0	1,272.8	1,032.1	11.7	.4
Comprehensive income
Net income	319.4		319.4
Other comprehensive income (loss)
Cumulative translation adjustment	(7.2)			(7.2)
Unrealized gain on derivatives	14.9			14.9
Total comprehensive income	327.1
Dividends paid	(195.0)		(195.0)
Balance October 31, 2010	$2,449.1	$1,272.8	$1,156.5	$19.4	$.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company. John Deere Financial Services, Inc., a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. In July 2010, John Deere Credit Company changed its name to John Deere Financial Services, Inc.  The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Asia, Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to John Deere Financial Services, Inc. at its carrying value of $.3 million.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of John Deere Capital Corporation and its subsidiaries. The consolidated financial statements represent the consolidation of all companies in which John Deere Capital Corporation has a controlling interest. In addition, certain variable interest entities (VIEs) are consolidated since the Capital Corporation is the primary beneficiary. John Deere Capital Corporation records its investment in each unconsolidated affiliate company and its related equity in the net assets of such affiliate.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2010 financial statement presentation. In particular, “Income on receivables sold” previously presented separately has been combined with “Other income — net” on the consolidated income statement.

Variable Interest Entities

The Capital Corporation is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. These restricted retail notes are included in the restricted securitized retail notes related to securitizations shown in the table in Note 6.

During the fourth quarter of 2010, the Capital Corporation began utilizing a legal entity that serves as a centralized hedging center. This entity was created by the parent of the Capital Corporation, John Deere Financial Services, Inc., to more efficiently manage counterparty credit risk to the banking sector and to better facilitate collateral posting requirements. The Capital Corporation is the primary beneficiary of and consolidates this entity as a

VIE. The Capital Corporation would absorb a majority of the VIE’s expected losses based on the external and internally matched derivative structure described below. From time to time, the VIE will enter into derivative agreements with external counterparties to more efficiently manage exposures of the Capital Corporation arising in the normal course of business. When the VIE enters into the derivative transactions with the external counterparty, the VIE simultaneously enters into a derivative transaction with the Capital Corporation. Except for collateral provisions, the terms of the derivative transaction between the VIE and Capital Corporation are structured to offset the terms of the transaction between the VIE and the external counterparty. In addition to this derivative structure, the Capital Corporation would also absorb credit losses of the VIE through a loss sharing agreement. This agreement requires the Capital Corporation to absorb any credit losses the VIE incurs on derivative transactions the VIE enters into to manage exposures of the Capital Corporation. No additional support of the VIE beyond what was previously contractually required has been provided during 2010. The assets of the VIE that were consolidated at October 31, 2010 totaled $7.3 million and consisted primarily of other assets related to derivative agreements transacted with external counterparties. The liabilities of the VIE totaled $7.3 million and consisted primarily of accounts payable and accrued expenses related to derivative agreements transacted between the VIE and the Capital Corporation. Upon consolidation of the VIE the $7.3 million accounts payable and accrued expenses were eliminated against $7.3 million of the Capital Corporation’s other assets. The gains and losses the VIE experiences on external derivative agreements are financed by the related gains and losses on the internally matched derivative agreements transacted with the Capital Corporation. The external counterparties of the VIE do not have recourse to the general credit of the Capital Corporation. Payment obligations of the VIE on derivative transactions with external counterparties are guaranteed by Deere & Company, the parent of John Deere Financial Services, Inc.

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

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in finance revenue. Crop insurance commissions were recorded on a straight-line basis over the coverage period of the crop insurance policy.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net gain (loss) for foreign exchange in 2010, 2009 and 2008 was ($32.1) million, $7.0 million and ($13.3) million, respectively.

Note 3. New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2010, the Company adopted Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholder’s equity. The net income for both the Company and the noncontrolling interests is included in “Net income.” The “Net income attributable to noncontrolling interests” is deducted from “Net income” to determine the “Net income attributable to the Company.” ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control. As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). This ASU requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2010		2009
	Unrestricted	Restricted	Unrestricted	Restricted
Agriculture and turf equipment – new	$5,725.7	$818.5	$5,332.2	$1,318.7
Agriculture and turf equipment – used	3,818.2	1,046.0	2,483.7	1,593.6
Construction and forestry equipment – new	556.0	356.8	680.9	564.4
Construction and forestry equipment – used	179.5	70.4	178.0	56.8
Recreational products	4.6		6.2
Total	10,284.0	2,291.7	8,681.0	3,533.5
Unearned finance income	(294.7)	(26.8)	(446.9)	(423.4)
Retail notes receivable	$9,989.3	$2,264.9	$8,234.1	$3,110.1

Retail notes acquired by the Company during the years ended October 31, 2010, 2009 and 2008 had an average original term (based on dollar amounts) of 55 months, 54 months and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2010, 2009 and 2008 was 36 months, 36 months and 34 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2010		2009
	Unrestricted	Restricted	Unrestricted	Restricted
Due in:
0-12 months	$3,333.1	$1,043.3	$3,048.6	$1,271.4
13-24 months	2,542.0	662.4	2,184.4	1,036.5
25-36 months	1,971.9	390.8	1,600.9	698.0
37-48 months	1,387.0	158.9	1,013.6	394.5
49-60 months	842.4	34.6	653.3	124.8
Over 60 months	207.6	1.7	180.2	8.3
Total	$10,284.0	$2,291.7	$8,681.0	$3,533.5

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2010, 2009 and 2008, the Company received proceeds from the sale of Receivables of $18 million, $34 million and $89 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2010, 2009 and 2008 was $5 million, $7 million and $8 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2010, 2009 and 2008, the balance of all Receivables and Leases administered, but not owned by the Company, was $80 million, $128 million and $163 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2010, the average effective yield on retail notes held by the Company was approximately 6.1 percent, compared with 6.8 percent in 2009 and 7.4 percent in 2008. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 24 percent, 25 percent and 25 percent in 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the finance income earned from Deere & Company on retail notes containing waiver of finance charges or reduced rates was $164 million, $187 million and $215 million, respectively.

A deposit equal to one percent of the face amount of certain John Deere agriculture and turf equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes or recreational product retail notes.

The Company requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: Farm Plan™, PowerPlan® and the John Deere Financial Revolving Plan. Farm Plan™ is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer Farm Plan™ as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. Farm Plan™ income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and service, and is otherwise similar to Farm Plan™.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances.  The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2010 and 2009 totaled $2,288 million and $2,193 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers, through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers or through agribusinesses. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loan receivables totaled $239 million and $297 million at October 31, 2010 and 2009, respectively.

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

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2010	2009
Agriculture and turf equipment	$298.2	$283.1
Construction and forestry equipment	144.8	132.7
Total	443.0	415.8
Estimated residual values	39.1	38.8
Unearned finance income	(61.7)	(61.8)
Financing leases receivable	$420.4	$392.8

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2010	2009
Due in:
0-12 months	$175.3	$165.4
13-24 months	120.5	116.9
25-36 months	80.7	77.4
37-48 months	42.1	40.9
Over 48 months	24.4	15.2
Total	$443.0	$415.8

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

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

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

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at competitive market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2010, 2009 and 2008, the compensation earned from John Deere was $161 million, $214 million and $222 million, respectively.

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

An analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2010	2009	2008
Balance, beginning of the year	$158.2	$105.2	$99.2
Provision for credit losses	79.7	177.5	66.8
Total net write-offs	(89.3)	(125.9)	(59.6)
Other changes (primarily translation adjustments)		1.4	(1.2)
Balance, end of the year	$148.6	$158.2	$105.2

The allowance for credit losses represented .75 percent, .87 percent and .59 percent of Receivables financed at October 31, 2010, 2009 and 2008, respectively. In addition, the Company had $165 million, $165 million and $174 million at October 31, 2010, 2009 and 2008, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the receivables.

An analysis of impaired Receivables at October 31 was as follows (in millions of dollars):

	2010	2009
Impaired Receivables with a specific related allowance*	$29.8	$49.6
Impaired Receivables without a specific related allowance	8.6	7.0
Total impaired Receivables	$38.4	$56.6

Average balance of impaired Receivables during the year	$37.6	$44.8

*                                         Related allowance of $9.9 million and $26.5 million as of October 31, 2010 and 2009, respectively.

Delinquencies

Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm Plan™, PowerPlan® or John Deere Financial Revolving Plan account. When a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. For Receivables that the accrual of finance income is suspended, finance income is recognized only to the extent it is received in cash. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed.

Total Receivable amounts 60 days or more past due in the table below represent the amount of all customer payments past due 60 days or more, by product, and as a percent of the respective receivables. They are as follows (in millions of dollars):

	October 31, 2010		October 31, 2009		October 31, 2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$11.3	.10%	$27.3	.27%	$13.7	.14%
Construction and forestry equipment	4.2	.37	10.7	.77	8.3	.42
Recreational products
Total retail notes	15.5	.13	38.0	.33	22.0	.19
Revolving charge accounts*	12.7	.56	19.8	.90	14.6	.80
Operating loans					.5	.14
Wholesale receivables	3.8	.08	1.6	.04	2.3	.06
Financing leases	6.9	1.64	6.0	1.53	5.4	1.29
Total Receivables	$38.9	.20	$65.4	.36	$44.8	.25

*                                         Due to the nature of revolving charge accounts, the customer payments past due 60 days or more also represent the total balance.

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for, by product, and as a percent of the respective receivables were as follows (in millions of dollars):

	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$51.4	.46%	$50.1	.50%	$22.5	.23%
Construction and forestry equipment	28.8	2.53	33.2	2.40	15.4	.78
Recreational products	.1	2.17	.1	1.61	.2	2.17
Total retail notes	80.3	.66	83.4	.74	38.1	.32
Revolving charge accounts	1.1	.05	1.1	.05	.7	.04
Operating loans	4.6	1.92	35.9	12.09	27.6	7.71
Wholesale receivables	18.8	.40	9.2	.24
Financing leases	15.6	3.71	16.6	4.23	13.2	3.16
Total Receivables	$120.4	.61	$146.2	.81	$79.6	.44

Write-offs

Total Receivable write-off amounts, net of recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$2.8	.03%	$4.1	.04%	$2.2	.02%
Construction and forestry equipment	19.9	1.62	59.8	3.61	27.6	1.27
Recreational products	.2	3.67	1.0	12.99	.5	4.72
Total retail notes	22.9	.20	64.9	.59	30.3	.26
Revolving charge accounts	48.2	2.30	54.8	2.97	27.4	1.75
Operating loans	17.3	7.70	(.5)	(.14)	(.7)	(.17)
Wholesale receivables	(1.1)	(.02)	2.7	.06	.4	.01
Financing leases	2.0	.52	4.0	1.03	2.2	.51
Total Receivables	$89.3	.48	$125.9	.70	$59.6	.33

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

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,739 million and $2,157 million at October 31, 2010 and 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,654 million and $2,133 million at October 31, 2010 and 2009, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $589 million and $1,036 million at October 31, 2010 and 2009, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $557 million and $982 million at October 31, 2010 and 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

2010
Carrying value of liabilities	$556.9
Maximum exposure to loss	589.4

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $17 billion at October 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2010	2009
Restricted securitized retail notes	$2,264.9	$3,110.1
Allowance for credit losses	(26.6)	(24.3)
Other assets	90.0	107.7
Total restricted securitized assets	$2,328.3	$3,193.5

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2010	2009
Other notes payable	$2,208.8	$3,109.1
Accounts payable and accrued expenses	1.8	5.4
Total liabilities related to restricted securitized assets	$2,210.6	$3,114.5

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2010, the maximum remaining term of all restricted receivables was approximately six years.

Note 7. Equipment on Operating Leases

Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased asset. During 2010 and 2009, the Company recorded impairment losses on operating leases of $1.3 million and $7.7 million, respectively.

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2010	2009
Agriculture and turf equipment	$971.2	$780.7
Construction and forestry equipment	521.4	617.5
Total	1,492.6	1,398.2
Accumulated depreciation	(350.8)	(375.0)
Equipment on operating leases — net	$1,141.8	$1,023.2

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2010	2009
Due in:
0-12 months	$213.2	$211.6
13-24 months	123.4	118.8
25-36 months	64.1	57.3
37-48 months	30.8	27.1
Over 48 months	5.8	7.0
Total	$437.3	$421.8

As with construction and forestry retail notes, there are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less costs to sell and is not depreciated.

Total operating lease amounts 60 days or more past due represent the amount of all customer payments past due 60 days or more. These amounts were $.5 million, $3.8 million and $1.7 million at October 31, 2010, 2009 and 2008, respectively.

Note 8.   Notes Receivable from John Deere

The Company makes loans to John Deere Renewables, LLC, an affiliated company that has investments in wind energy projects. Notes receivable from John Deere related to wind energy loans at October 31, 2010 and 2009 were $576 million and $739 million, respectively. The Company receives interest from John Deere at competitive market interest rates. The Company has received security interests in the assets of John Deere Renewables, LLC as collateral on these loans. During 2010, 2009 and 2008, the interest earned from John Deere was $43 million, $41 million and $37 million, respectively.

In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company.

Note 9.   Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2010	2009
Commercial paper	$1,349	$32
Other notes payable to banks		4
Other notes payable related to securitizations (see below)	2,209	3,109
John Deere	1,256	15
Current maturities of long-term borrowings	2,889	2,551
Total	$7,703	$5,711

The other notes payable related to securitizations are secured by restricted securitized retail notes on the balance sheet (see Note 6). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,209 million at October 31, 2010 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2011 - $1,324, 2012 - $659, 2013 - $207 and 2014 - $19. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a current market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2010 and 2009, was .9 percent and 1.7 percent, respectively.

Lines of credit available from U.S. and foreign banks were $5,286 million at October 31, 2010. Some of these credit lines are available to both John Deere Capital Corporation and Deere & Company. At October 31, 2010, $3,222 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3,750 million, expiring in February 2012 and a long-term credit facility agreement for $1,500 million, expiring in April 2013. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2010		2009
Senior Debt:
Medium-term notes due 2011-2018 (principal $8,822- 2010, $10,132 - 2009):
Average interest rate of 3.2% - 2010, 3.5% - 2009	$9,145	*	$10,362	*
7% Notes due 2012 ($1,500 principal):
Swapped $500 million in 2010 to variable interest rate of 1.3% - 2010 Swapped $1,225 million in 2009 to variable interest rate of 1.3% - 2009	1,594	*	1,640	*
5.10% Debentures due 2013 ($650 principal):
Swapped to variable interest rate of 1.0% - 2010 and 2009	703	*	699	*
Other Notes	26		21
Total senior debt	11,468		12,722
Unamortized debt discount	(16)		(21)
Total **	$11,452		$12,701

*              Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2011 - $2,867, 2012 - $4,570, 2013 - $2,848, 2014 - $950, and 2015 - $568.

Note 11. Leases

Total rental expense for operating leases was $3 million for 2010, 2009 and 2008, respectively. At October 31, 2010, future minimum lease payments under operating leases amounted to $6 million as follows (in millions of dollars): 2011 - $3, 2012 - $1, 2013 - $1 and 2014 - $1.

Note 12. Common Stock

All of John Deere Capital Corporation’s common stock is owned by John Deere Financial Services, Inc., a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2010 or 2009. At October 31, 2010, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.  In addition, in 2009, Deere & Company increased its investment in John Deere Financial Services, Inc. by $60 million. In turn, John Deere Financial Services, Inc. increased its investment in John Deere Capital Corporation by the same amount.

Note 13. Dividends

The Capital Corporation declared and paid cash dividends of $195 million to John Deere Financial Services, Inc. in 2010. In turn, John Deere Financial Services, Inc. paid comparable dividends to Deere & Company. The Capital Corporation did not declare or pay cash dividends to John Deere Financial Services, Inc. in 2009.

Note 14. Pension and Other Retirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $9.0 million in 2010, $3.9 million in 2009 and $4.7 million in 2008. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $7.4 million in 2010, $3.5 million in 2009 and $4.1 million in 2008. Further disclosure for these plans is included in the notes to the Deere & Company 2010 Annual Report on Form 10-K.

Note 15. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2010 and 2009, the total share-based compensation expense was $6.0 million and $5.1 million, respectively, with an income tax benefit recognized in net income of $2.2 million and $1.9 million, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-K for the year ended October 31, 2010.

Note 16. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2010	2009	2008
Current:
U.S.:
Federal	$50.3	$52.6	$105.5
State	1.0	3.3	7.4
Foreign	21.2	16.0	6.5
Total current	72.5	71.9	119.4

Deferred:
U.S.:
Federal	88.6	4.6	31.2
State	(1.4)	(2.7)	.6
Foreign	(.3)	(.6)	4.5
Total deferred	86.9	1.3	36.3
Provision for income taxes	$159.4	$73.2	$155.7

A comparison of the statutory and effective income tax provisions and reasons for related differences follows (in millions of dollars):

	2010	2009	2008
U.S. federal income tax provision at a statutory rate of 35 percent	$167.3	$77.7	$153.0
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.6)	(1.7)	(1.4)
Taxes on foreign activities	(4.7)	(6.2)	(5.7)
Other – net	(1.6)	3.4	9.8
Provision for income taxes	$159.4	$73.2	$155.7

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$248.9		$207.1
Tax over book depreciation		7.6		8.1
Deferred retail note finance income		6.2		4.7
Allowance for credit losses	$77.5		$80.3
Unrealized gain/loss on derivatives	15.7		23.4
Accrual for retirement and other benefits	10.9		20.9
Federal taxes on deferred state tax deductions	4.9		7.8
Tax loss and tax credit carryforwards	3.2		3.4
Miscellaneous accruals and other		11.2	17.0
Deferred income tax assets and liabilities	$112.2	$273.9	$152.8	$219.9

At October 31, 2010, certain tax loss and tax credit carryforwards for $3.2 million were available, expiring from 2011 through 2030.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 is as follows (in millions of dollars):

	2010	2009
Beginning of year balance	$38.5	$35.0
Increases to tax positions taken during the current year	8.9	13.2
Increases to tax positions taken during prior years	.4	1.7
Decreases to tax positions taken during prior years	(14.4)	(10.9)
Decreases due to lapse of statute of limitations	(1.4)	(1.0)
Settlements	(1.5)
Foreign exchange	(.2)	.5
End of year balance	$30.3	$38.5

The amount of unrecognized tax benefits at October 31, 2010 that would affect the effective tax rate if the tax benefits were recognized was $7.2 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of the Company’s federal income tax returns for periods prior to 2007. The years 2007, 2008 and 2009 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2010, 2009 and 2008, the total amount of expense (credit) from interest and penalties was ($1.6) million, ($1.0) million and $2.3 million and the interest income was not material, $.3 million and $.1 million, respectively. During 2010 and 2009, the expense from interest and penalties includes reversals of interest and penalties of $2.3 million and $1.6 million, respectively, due to audit settlements. At October 31, 2010 and 2009, the liability for accrued interest and penalties totaled $8.8 million and $11.6 million, respectively.

Note 17.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2010	2009	2008
Compensation and benefits	$207.2	$171.6	$207.2
Crop insurance commission expenses	52.0	72.5	71.6
Other	110.7	89.1	94.2
Total	$369.9	$333.2	$373.0

Note 18.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2010, 2009 and 2008 were $537 million, $743 million and $829 million, respectively. Cash payments for income taxes during these same periods were $60 million, $59 million and $111 million, respectively.

Note 19.  Commitments and Contingent Liabilities

At October 31, 2010, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $642 million of commercial paper, $1,396 million of medium-term notes outstanding, and a fair value liability of $8 million for derivatives with a notional amount of $995 million that were guaranteed by the Company.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to

John Deere dealers was $3.3 billion at October 31, 2010. The amount of unused commitments to extend credit to customers was $41.0 billion at October 31, 2010. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2010, the Company had restricted other assets of $12 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingencies totaling approximately $5 million at October 31, 2010, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2010 related to these contingencies was not material.

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

Note 20. Other Comprehensive Income Items

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2008
Cumulative translation adjustment	$(52.5)		$(52.5)
Unrealized holding loss and net loss on investments*	(1.8)	$.6	(1.2)
Unrealized loss on derivatives:
Hedging loss	(73.5)	25.6	(47.9)
Reclassification of realized loss to net income	25.6	(9.4)	16.2
Net unrealized loss on derivatives	(47.9)	16.2	(31.7)
Total other comprehensive income (loss)	$(102.2)	$16.8	$(85.4)

2009
Cumulative translation adjustment	$46.6		$46.6
Unrealized loss on derivatives:
Hedging loss	(90.2)	$31.3	(58.9)
Reclassification of realized loss to net income	84.0	(29.2)	54.8
Net unrealized loss on derivatives	(6.2)	2.1	(4.1)
Total other comprehensive income	$40.4	$2.1	$42.5

2010
Cumulative translation adjustment	$(7.2)		$(7.2)
Unrealized gain on derivatives:
Hedging loss	(55.8)	$19.1	(36.7)
Reclassification of realized loss to net income	78.4	(26.8)	51.6
Net unrealized gain on derivatives	22.6	(7.7)	14.9
Total other comprehensive income (loss)	$15.4	$(7.7)	$7.7

*              Reclassification of realized gains or losses to net income were not material.

Note 21.  Financial Instruments

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 are as follows (in millions of dollars):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed - net	$17,474	$17,509	$14,856	$14,954

Restricted securitized retail notes - net	$2,238	$2,257	$3,086	$3,123

Short-term secured borrowings*	$2,209	$2,229	$3,109	$3,140

Long-term borrowings due within one year	$2,889	$2,922	$2,550	$2,572

Long-term borrowings	$11,452	$11,952	$12,701	$13,140

*              See Note 9.

Fair values of the long-term Receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings and credit risk, or the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2010	2009
Other assets
Derivatives:
Interest rate contracts	$454.3	$488.8
Foreign exchange contracts	4.0	3.4
Cross-currency interest rate contracts	2.9	173.5
Total assets*	$461.2	$665.7

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$31.2	$115.2
Foreign exchange contracts	4.5	15.0
Cross-currency interest rate contracts	48.2	.7
Total liabilities	$83.9	$130.9

*              Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 and related losses were as follows (in millions of dollars):

	Fair Value*		Losses
	2010	2009	2010	2009
Receivables:
Retail notes	$1.7	$3.1	$.1	$3.7
Operating loans	1.1	13.3	2.7	14.4
Wholesale receivables	16.9	6.0	1.9	1.5
Financing leases	.2	.7		1.4
Total Receivables	$19.9	$23.1	$4.7	$21.0

*                                         Does not include cost to sell.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using level 1 measurements at October 31, 2010.

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

Receivables — Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values). Inputs include interest rates and selection of realizable values.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at October 31, 2010 and 2009 was $16 million and $13 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $461 million and $666 million as of October 31, 2010 and 2009, respectively. The amount of collateral received at October 31, 2010 and 2009 to offset this potential maximum loss was $85 million and $78 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $52 million and $82 million as of October 31, 2010 and 2009, respectively. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2010 and 2009.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amount of the receive-variable/pay-fixed interest rate contracts at October 31, 2010 and 2009 was $1,060 million and $2,492 million, respectively. The total notional amount of the cross-currency interest rate contracts was $849 million at October 31, 2010. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2010 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $11 million after-tax. These contracts mature in up to 39 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amount of the receive-fixed/pay-variable interest rate contracts at October 31, 2010 and 2009 were $5,979 million and $6,120 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2010	2009
Interest rate contracts *	$133.6	$213.0
Borrowings **	(133.2)	(212.3)

*              Includes changes in fair value of interest rate contracts excluding net accrued interest income of $204.2 million and $165.5 million during 2010 and 2009, respectively.

**           Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $304.0 million and $300.1 million during 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2010 and 2009 were $2,009 million and $1,745 million, the foreign exchange contracts were $1,000 million and $1,043 million, and the cross-currency interest rate contracts were $60 million and $839 million, respectively. At October 31, 2010 and 2009, there were also $1,055 million and $1,560 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2010	2009

Other Assets
Designated as hedging instruments:
Interest rate contracts	$418.0	$446.4

Not designated as hedging instruments:
Interest rate contracts	36.3	42.4
Foreign exchange contracts	4.0	3.4
Cross-currency interest rate contracts	2.9	173.5
Total not designated	43.2	219.3

Total derivatives	$461.2	$665.7

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$17.5	$76.6
Cross-currency interest rate contracts	46.9
Total designated	64.4	76.6

Not designated as hedging instruments:
Interest rate contracts	13.7	38.6
Foreign exchange contracts	4.5	15.0
Cross-currency interest rate contracts	1.3	.7
Total not designated	19.5	54.3

Total derivatives	$83.9	$130.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI Classification	2010	2009
Fair Value Hedges
Interest rate contracts	Interest expense	$337.8	$378.5

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)*	(14.0)	(90.2)
Foreign exchange contracts	OCI (pretax)*	(41.8)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense*	(67.2)	(84.0)
Foreign exchange contracts	Administrative and operating expenses*	(11.2)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense*	**	**
Foreign exchange contracts	Administrative and operating expenses*	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense*	$32.2	$1.3
Foreign exchange contracts	Administrative and operating expenses*	(80.1)	(47.6)
Total		$(47.9)	$(46.3)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not material.

Note 23.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues, operating profit, which is net income of consolidated group before income taxes, and Receivables attributed to the U.S. and countries outside the U.S. is disclosed below. No individual foreign country’s revenues, operating profit or Receivables were material for disclosure purposes.

Geographic area information for the years ended October 31, 2010, 2009 and 2008 is presented below (in millions of dollars):

	2010	2009	2008
Revenues:
U.S.	$1,496	$1,567	$1,742
Outside the U.S.	186	189	226
Total	$1,682	$1,756	$1,968

Operating profit:
U.S.	$409	$165	$391
Outside the U.S.	69	57	47
Total	$478	$222	$438

Receivables:
U.S.	$16,918	$15,223	$15,527
Outside the U.S.	2,942	2,877	2,374
Total	$19,860	$18,100	$17,901

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

Summarized financial information of the unconsolidated affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2010	2009	2008
Operations:
Finance income	$9.5	$8.7	$9.1
Net income	1.7	1.0	2.0
The Company’s equity in net income	.9	.5	1.0

	October 31,
	2010	2009
Financial Position:
Total assets	$103.1	$97.1
Total external borrowings	86.2	81.6
Total net assets	13.9	13.1
The Company’s share of net assets	7.0	6.6

Note 25.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010:
Revenues	$414.4	$412.2	$445.6	$410.1	$1,682.3
Interest expense	150.0	139.9	123.7	120.0	533.6
Operating expenses	172.4	165.1	184.6	148.7	670.8
Provision for income taxes	28.4	38.0	48.0	45.0	159.4
Equity in income of unconsolidated affiliates	.3	.2	.1	.3	.9
Net income	$63.9	$69.4	$89.4	$96.7	$319.4

2009:
Revenues	$437.6	$425.9	$465.3	$427.4	$1,756.2
Interest expense	207.3	203.9	195.3	182.0	788.5
Operating expenses	181.8	167.5	173.3	223.2	745.8
Provision for income taxes	13.7	20.7	37.6	1.2	73.2
Equity in income of unconsolidated affiliates	.2	.1		.2	.5
Net income	$35.0	$33.9	$59.1	$21.2	$149.2

Note 26.  Subsequent Events

On November 29, 2010, the Capital Corporation declared a $79 million dividend to be paid to John Deere Financial Services, Inc. on January 20, 2011. John Deere Financial Services, Inc., in turn, declared a $79 million dividend to Deere & Company, also payable on January 20, 2011.

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

4.2

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.3

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

10.10

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2010 (Securities and Exchange Commission file number 1-4121*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.