Form 10-Q
period 2011-01-31
DEERE JOHN CAPITAL CORP
filed 2011-02-25
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

At January 31, 2011, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 27

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Three Months Ended January 31, 2011 and 2010

(Unaudited)

(in millions)

	2011	2010
Revenues
Finance income earned on retail notes	$174.5	$179.8
Lease revenues	74.0	71.2
Revolving charge account income	57.4	61.8
Finance income earned on wholesale receivables	67.1	56.7
Operating loan income	2.6	3.6
Crop insurance commissions		16.8
Other income - net	18.7	24.5
Total revenues	394.3	414.4
Expenses
Interest expense	132.4	150.0
Operating expenses:
Administrative and operating expenses	73.2	94.4
Provision for credit losses	3.8	23.0
Fees paid to John Deere	9.1	9.1
Depreciation of equipment on operating leases	48.1	45.9
Total operating expenses	134.2	172.4
Total expenses	266.6	322.4
Income of consolidated group before income taxes	127.7	92.0
Provision for income taxes	44.2	28.4
Income of consolidated group	83.5	63.6
Equity in income of unconsolidated affiliates	.3	.3
Net income	83.8	63.9
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$83.8	$63.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2011	2010	2010
Assets
Cash and cash equivalents	$430.7	$355.7	$1,558.7
Receivables:
Retail notes	10,468.8	9,989.3	8,448.1
Restricted securitized retail notes	1,788.1	2,264.9	2,611.2
Revolving charge accounts	1,813.1	2,287.9	1,791.5
Wholesale receivables	5,136.7	4,658.7	4,259.3
Financing leases	414.4	420.4	375.5
Operating loans	223.6	239.1	232.1
Total receivables	19,844.7	19,860.3	17,717.7
Allowance for credit losses	(145.4)	(148.6)	(144.9)
Total receivables – net	19,699.3	19,711.7	17,572.8
Other receivables	28.2	22.3	43.8
Receivable from John Deere	2.6		30.9
Equipment on operating leases – net	1,049.8	1,141.8	937.4
Notes receivable from John Deere		575.5	738.1
Investment in unconsolidated affiliates	7.2	7.0	6.4
Other assets	698.2	810.5	960.8
Total Assets	$21,916.0	$22,624.5	$21,848.9
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper	$1,717.9	$1,349.3	$1,064.9
Other notes payable	1,764.8	2,209.0	2,656.4
John Deere	1,220.2	1,255.6
Current maturities of long-term borrowings	2,740.9	2,888.8	2,704.1
Total short-term borrowings	7,443.8	7,702.7	6,425.4
Other payables to John Deere	11.2
Accounts payable and accrued expenses	635.1	694.2	682.6
Deposits withheld from dealers and merchants	160.9	164.8	158.5
Deferred income taxes	184.3	161.7	74.6
Long-term borrowings	11,022.9	11,452.0	12,207.3
Total liabilities	19,458.2	20,175.4	19,548.4
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8	1,272.8
Retained earnings	1,161.3	1,156.5	1,026.0
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	47.4	48.6	39.0
Unrealized loss on derivatives	(24.1)	(29.2)	(37.7)
Total accumulated other comprehensive income (loss)	23.3	19.4	1.3
Total Company stockholder’s equity	2,457.4	2,448.7	2,300.1
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,457.8	2,449.1	2,300.5
Total Liabilities and Stockholder’s Equity	$21,916.0	$22,624.5	$21,848.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2011 and 2010

(Unaudited)

(in millions)

	2011	2010
Cash Flows from Operating Activities:
Net income	$83.8	$63.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3.8	23.0
Provision for depreciation and amortization	52.2	50.3
Provision for deferred income taxes	19.9	4.2
Undistributed earnings of unconsolidated affiliates	(.3)	(.3)
Change in accounts payable and accrued expenses	(18.5)	(56.1)
Change in accrued income taxes payable/receivable	7.7	12.2
Other	15.4	83.7
Net cash provided by operating activities	164.0	180.9

Cash Flows from Investing Activities:
Cost of receivables acquired	(9,774.5)	(6,700.3)
Collections of receivables	9,758.3	6,931.1
Cost of equipment on operating leases acquired	(101.4)	(67.2)
Proceeds from sales of equipment on operating leases	147.9	101.7
Cost of notes receivable with John Deere	(24.5)	(35.9)
Collection of notes receivable with John Deere	600.0	37.0
Proceeds from sales of receivables		9.4
Change in restricted cash	(24.2)	(28.6)
Other	(61.0)	(6.3)
Net cash provided by investing activities	520.6	240.9

Cash Flows from Financing Activities:
Increase in commercial paper - net	355.9	1,061.3
Decrease in other notes payable - net	(444.2)	(456.6)
Decrease in payable to John Deere - net	(32.8)	(46.5)
Proceeds from issuance of long-term borrowings	22.4	60.4
Payments of long-term borrowings	(427.6)	(278.7)
Dividends paid	(79.0)	(70.0)
Debt issuance costs	(4.1)	(2.3)
Net cash provided by (used for) financing activities	(609.4)	267.6

Effect of exchange rate changes on cash and cash equivalents	(.2)	(1.3)
Net increase in cash and cash equivalents	75.0	688.1
Cash and cash equivalents at beginning of period	355.7	870.6
Cash and cash equivalents at end of period	$430.7	$1,558.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2010 and 2011

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

Balance October 31, 2009	$ 2,317.0	$ 1,272.8	$ 1,032.1	$ 11.7	$ .4

Net income	63.9		63.9
Other comprehensive income (loss)
Cumulative translation adjustment	(16.8)			(16.8)
Unrealized gain on derivatives	6.4			6.4

Total comprehensive income	53.5

Dividends paid	(70.0)		(70.0)

Balance January 31, 2010	$ 2,300.5	$ 1,272.8	$ 1,026.0	$ 1.3	$ .4

Balance October 31, 2010	$ 2,449.1	$ 1,272.8	$ 1,156.5	$ 19.4	$ .4

Net income	83.8		83.8
Other comprehensive income (loss)
Cumulative translation adjustment	(1.2)			(1.2)
Unrealized gain on derivatives	5.1			5.1

Total comprehensive income	87.7

Dividends paid	(79.0)		(79.0)

Balance January 31, 2011	$ 2,457.8	$ 1,272.8	$ 1,161.3	$ 23.3	$ .4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

During the first quarter of 2011, the variable interest entity (VIE) created by the Capital Corporation’s parent, John Deere Financial Services, Inc. (JDFS), that serves as a centralized hedging center, was merged into JDFS. As a result, the VIE was deconsolidated with no gains or losses recognized. All of the Capital Corporation’s derivative agreements and transactions outstanding with the VIE at the time of the merger were assumed by JDFS. In conjunction with this merger, the Capital Corporation began utilizing JDFS as a centralized hedging center to execute certain derivative transactions. Further detail regarding the structure of this centralized hedging center can be found in Note 10.

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

(3)	New accounting standards adopted in the first three months of 2011 were as follows:

In the first quarter of 2011, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets, which amends Accounting Standards Codification (ASC) 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2011, the Company adopted FASB ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). This ASU requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2011, the Company adopted FASB ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables. This ASU requires disclosures related to receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. A portfolio segment is the level at which a creditor develops a systematic methodology for determining its credit allowance. A receivable class is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2012. The adoption in 2010 did not have a material effect and the future adoption will not have a material effect on the Company’s consolidated financial statements.

(4)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended January 31,

	2011	2010

Net Income	$83.8	$63.9

Other comprehensive income (loss), net of tax:

Cumulative translation adjustment	(1.2)	(16.8)

Unrealized gain on derivatives	5.1	6.4

Total comprehensive income	$87.7	$53.5

(5)	Past due balances of Receivables represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Accrual of revolving charge account income is suspended generally when the account becomes 120 days delinquent. Accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days for a Farm Plan™, PowerPlan® or John Deere Financial Revolving Plan account. When a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non-performing Receivables represent loans for which the Company has ceased accruing finance income.

An aging of total Receivables and non-performing Receivables was as follows (in millions of dollars):

	January 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$86.1	$40.5	$30.4	$157.0
Construction and forestry equipment	48.3	28.6	24.6	101.5
Recreational products	.1	.1	.1	.3
Revolving charge accounts:
Agriculture and turf equipment	20.0	8.4	4.4	32.8
Construction and forestry equipment	2.4	1.0	.6	4.0
Wholesale receivables:
Agriculture and turf equipment	1.4	.6	2.2	4.2
Construction and forestry equipment	.8		.2	1.0
Financing leases:
Agriculture and turf equipment	7.1	2.8	11.0	20.9
Construction and forestry equipment	2.3	1.9	3.7	7.9
Operating loans:
Agriculture and turf equipment
Total Receivables	$168.5	$83.9	$77.2	$329.6

* Receivables that are 90 days or greater past due and still accruing finance income.

	Total Past Due	Total Non-Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$157.0	$47.6	$10,903.7	$11,108.3
Construction and forestry equipment	101.5	25.1	1,017.7	1,144.3
Recreational products	.3	.1	3.9	4.3
Revolving charge accounts:
Agriculture and turf equipment	32.8	1.9	1,731.0	1,765.7
Construction and forestry equipment	4.0		43.4	47.4
Wholesale receivables:
Agriculture and turf equipment	4.2	1.9	4,525.5	4,531.6
Construction and forestry equipment	1.0	6.4	597.7	605.1
Financing leases:
Agriculture and turf equipment	20.9	10.5	242.5	273.9
Construction and forestry equipment	7.9	4.0	128.6	140.5
Operating loans:
Agriculture and turf equipment		2.8	220.8	223.6
Total Receivables	$329.6	$100.3	$19,414.8	$19,844.7

Allowance for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on collection experience, economic conditions and credit risk quality.

An analysis of the allowance for credit losses on Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 31, 2011
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Balance, beginning of the period	$82.1	$43.3	$7.4	$15.8	$148.6
Provision for credit losses	1.7	2.7	(1.2)	.6	3.8
Write-offs	(6.5)	(9.3)	(.1)	(1.4)	(17.3)
Recoveries	2.6	7.4		.1	10.1
Other changes *	.1		.2	(.1)	.2
Balance, end of the period	$80.0	$44.1	$6.3	$15.0	$145.4
Balance individually evaluated	$1.2	$.8	$.4	$3.8	$6.2
Balance collectively evaluated	$78.8	$43.3	$5.9	$11.2	$139.2

Receivables:
Balance	$12,256.9	$1,813.1	$5,136.7	$638.0	$19,844.7
Balance individually evaluated	$14.2	$2.4	$.8	$9.9	$27.3
Balance collectively evaluated	$12,242.7	$1,810.7	$5,135.9	$628.1	$19,817.4

* Primarily translation adjustments

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms.

An analysis of impaired Receivables was as follows (in millions of dollars):

	January 31, 2011
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$1.6	$1.5	$1.2	$3.3
Revolving charge accounts	.8	.8	.8	.4
Wholesale receivables	.8	.8	.4	9.8
Financing leases	.6	.6	.5	.8
Operating loans	4.3	4.3	3.3	4.6
Total	8.1	8.0	6.2	18.9

Receivables without specific allowance:
Retail notes	9.3	9.1		9.0
Total	$17.4	$17.1	$6.2	$27.9

Agriculture and turf	$12.4	$12.3	$5.5	$13.0
Construction and forestry	$5.0	$4.8	$.7	$14.9

* Finance income recognized was not material.

(6)	Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into VIEs that are special purpose entities (SPEs), or a non-VIE banking operation, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIE is restricted by terms of the documents governing the securitization transactions.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet. The securitized retail notes are recorded as “Restricted securitized retail notes” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted securitized retail notes less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the Receivables held by the SPEs, and the obligation, through variable interests in the SPEs, to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,133 million, $1,739 million and $1,842 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) of these SPEs totaled $1,073 million, $1,654 million and $1,827 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes, allowance for credit losses and other assets) of $177 million and liabilities (other notes payable and accounts payable and accrued expenses) of $173 million at January 31, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $531 million, $589 million and $849 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The liabilities (other notes payable and accounts payable and accrued expenses) related to these conduits were $520 million, $557 million and $831 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

		January 31,
		2011
	Carrying value of liabilities	$519.6
	Maximum exposure to loss	531.4

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $22 billion at January 31, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31, 2011	October 31, 2010	January 31, 2010
Restricted securitized retail notes	$1,788.1	$2,264.9	$2,611.2
Allowance for credit losses	(19.9)	(26.6)	(25.5)
Other assets	72.9	90.0	104.8
Total restricted securitized assets	$1,841.1	$2,328.3	$2,690.5

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31, 2011	October 31, 2010	January 31, 2010
Other notes payable	$1,764.8	$2,208.8	$2,655.3
Accounts payable and accrued expenses	1.3	1.8	2.4
Total liabilities related to restricted securitized assets	$1,766.1	$2,210.6	$2,657.7

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2011, the maximum remaining term of all restricted receivables was approximately six years.

(7)	Commitments and contingencies:

At January 31, 2011, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $453 million of commercial paper, $1,636 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives with a notional amount of $708 million that were guaranteed by the Company.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.5 billion at January 31, 2011. The amount of unused commitments to extend credit to customers was $34.5 billion at January 31, 2011. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2011, the Company had restricted other assets of $54 million. See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $1 million at January 31, 2011, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at January 31, 2011.

(8)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 31, 2011		October 31, 2010		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed – net	$ 17,931	$ 17,915	$ 17,474	$ 17,509	$ 14,987	$ 15,067
Restricted securitized retail notes – net	1,768	1,777	2,238	2,257	2,586	2,631
Short-term secured borrowings	1,765	1,778	2,209	2,229	2,655	2,660
Long-term borrowings due within one year	2,741	2,777	2,889	2,922	2,704	2,718
Long-term borrowings	11,023	11,419	11,452	11,952	12,207	12,694

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

(9)	Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2011	2010	2010
Receivables from John Deere
Derivatives:
Interest rate contracts	$2.6
Other assets
Derivatives:
Interest rate contracts	335.3	$454.3	$463.9
Foreign exchange contracts	1.6	4.0	17.5
Cross-currency interest rate contracts	2.2	2.9	7.0
Total assets	$341.7	$461.2	$488.4

Other payables to John Deere
Derivatives:
Interest rate contracts	$11.2
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	20.7	$31.2	$93.3
Foreign exchange contracts	5.5	4.5	.8
Cross-currency interest rate contracts	64.0	48.2	23.2
Total liabilities	$101.4	$83.9	$117.3

*                 Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended
	January 31,	October 31,	January 31,	January 31,
	2011	2010	2010	2011	2010
Receivables:
Retail notes	$ .4	$ 1.7	$ 1.7		$ .1
Revolving charge accounts				$ .8
Wholesale receivables	.4	16.9	4.6
Financing leases	.1	.2	.6
Operating loans	1.0	1.1	3.1
Total Receivables	$ 1.9	$ 19.9	$ 10.0	$ .8	$ .1

* Does not include cost of sale.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at January 31, 2011.

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

(10)

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the functional currencies.

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

The majority of the Company’s outstanding derivatives have been transacted directly between the Company and unrelated external counterparties. However, beginning in the first quarter of 2011, for certain derivatives the Company began utilizing a centralized hedging center structure in which John Deere enters into a derivative transaction with an unrelated external counterparty and simultaneously enters into a derivative transaction with the Company. Except for collateral provisions, the terms of the transaction between the Company and John Deere are identical to the terms of the transaction between John Deere and its unrelated external counterparty.

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at January 31, 2011, October 31, 2010 and January 31, 2010 was $21 million, $16 million and $17 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparties by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include collateral support arrangements. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $339 million, $461 million and $488 million as of January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The amount of collateral received from unrelated external counterparties at January 31, 2011, October 31, 2010 and January 31, 2010 to offset this potential maximum loss was $60 million, $85 million and $50 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $56 million, $52 million and $67 million as of January 31, 2011, October 31, 2010 and January 31, 2010, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant in any periods presented.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $2 million as of January 31, 2011.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 were $634 million, $1,060 million and $2,448 million, respectively. The notional amount of cross-currency interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 was $849 million. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2011 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax. These contracts mature in up to 36 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 were $6,325 million, $5,979 million and $6,379 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions totaled a $3 million loss during the first three months of 2011 and were not material during the first three months of 2010. The cash flows from these contracts were recorded in operating activities in the consolidated statements of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended January 31,
	2011	2010
Interest rate contracts *	$ (119.8)	$ (.5)
Borrowings **	116.6	(.4)

* Includes changes in fair value of interest rate contracts excluding net accrued interest income of $42.9 million and $55.2 million during the first three months of 2011 and 2010, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $62.9 million and $77.8 million during the first three months of 2011 and 2010, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 31, 2011, October 31, 2010 and January 31, 2010 were $2,075 million, $2,009 million and $2,439 million, the foreign exchange contracts were $975 million, $1,000 million and $1,075 million and the cross-currency interest rate contracts were $52 million, $60 million and $60 million, respectively. At January 31, 2011, October 31, 2010 and January 31, 2010 there were also $946 million, $1,055 million and $1,447 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statements of cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	January 31, 2011	October 31, 2010	January 31, 2010
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$2.6

Other Assets
Designated as hedging instruments:
Interest rate contracts	302.7	$418.0	$418.7

Not designated as hedging instruments:
Interest rate contracts	32.6	36.3	45.2
Foreign exchange contracts	1.6	4.0	17.5
Cross-currency interest rate contracts	2.2	2.9	7.0
Total not designated	36.4	43.2	69.7

Total derivatives	$341.7	$461.2	$488.4

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$11.2

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	9.4	$17.5	$61.3
Cross-currency interest rate contracts	62.3	46.9	22.6
Total designated	71.7	64.4	83.9

Not designated as hedging instruments:
Interest rate contracts	11.3	13.7	32.0
Foreign exchange contracts	5.5	4.5	.8
Cross-currency interest rate contracts	1.7	1.3	.6
Total not designated	18.5	19.5	33.4

Total derivatives	$101.4	$83.9	$117.3

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended January 31
	Classification	2011	2010
Fair Value Hedges:
Interest rate contracts	Interest expense	$(76.9)	$54.7

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1.4)	(5.5)
Foreign exchange contracts	OCI (pretax) *	(18.9)	(22.7)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(8.9)	(21.0)
Foreign exchange contracts	Administrative and operating expenses *	(19.1)	(16.9)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense	**	**
Foreign exchange contracts	Administrative and operating expenses	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$(5.3)	$10.2
Foreign exchange contracts	Administrative and operating expenses *	(19.2)	(19.2)
Total		$(24.5)	$(9.0)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not material.

Included in the above table are interest expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions for the three months ended January 31, 2011 was $7 million. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above relate only to activity that took place between the merger date and January 31, 2011.

(11)                                                                            The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.2 million in the first three months of 2011. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.0 million during the first three months of 2011. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2011.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture, turf, construction and forestry equipment. In addition, the Company provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and provides operating loans.

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of farm machinery in the U.S. and Canada are forecast to be up about 5 percent for 2011. Industry sales in the EU 27 nations of Western and Central Europe are expected to increase about 10 percent, while sales in the Commonwealth of Independent States are expected to see moderate gains in relation to the prior year’s depressed level. Industry sales in Asia are forecast to grow moderately after last year’s robust improvement, and South American sales are projected to be comparable with the strong levels of 2010. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same as 2010. John Deere’s agriculture and turf equipment sales increased 21 percent for the first quarter of 2011 and are forecast to increase by about 16 percent for the fiscal year.  Construction equipment markets are forecast to be somewhat improved in relation to the prior year’s low level, while forestry markets are expected to experience further improvement for the year. John Deere’s construction and forestry sales increased 81 percent in the first quarter of 2011 and are forecast to rise by about 35 percent for 2011.

Net income attributable to the Company in fiscal year 2011 is forecast to decrease to approximately $300 million, compared to $319 million in fiscal year 2010. The forecast decrease from 2010 is primarily due to lower financing spreads and higher administrative and operating expenses, partially offset by growth in the portfolio.

Items of concern for the Company include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for John Deere’s and the Company’s customers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform. Significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

2011 Compared with 2010

Net income attributable to the Company was $83.8 million for the first quarter of 2011, compared with $63.9 million for the same period last year. Results were higher for the quarter primarily due to growth in the portfolio and a lower provision for credit losses.

Revenues totaled $394.3 million for the first quarter of 2011, compared with $414.4 million for the same period last year. The decrease was primarily due to lower crop insurance commissions and lower financing rates. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to JDFS. Finance income earned on retail notes totaled $174.5 million for the first quarter of 2011, compared with $179.8 million for the same period in 2010. This decrease was primarily due to lower financing rates, partially offset by a 9 percent increase in the average balance of retail notes. Lease revenues totaled $74.0 million in the first quarter of 2011, compared with $71.2 million in the first quarter of 2010. This increase was primarily due to an 11 percent increase in the average balance of leases, partially offset by lower financing rates. Revenues earned on revolving charge accounts amounted to $57.4 million in the first quarter of 2011, compared with $61.8 million during the same period last year. The decrease was primarily due to lower financing rates. Finance income earned on wholesale receivables totaled $67.1 million for the first quarter of 2011, compared to $56.7 million for the same period in 2010. The increase was primarily due to a 24 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $99.4 million for the first quarter of 2011, compared to $107.9 million for the same period last year.

Interest expense totaled $132.4 million for the first quarter of 2011, compared with $150.0 million for the same period in 2010. The decrease was due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses were $73.2 million in the first quarter of 2011, compared with $94.4 million for the same period in 2010. The decrease was primarily due to lower crop insurance commission expense and lower foreign exchange losses.

During the first quarter of 2011, the provision for credit losses totaled $3.8 million, compared with $23.0 million for the same period in 2010. The decrease was primarily due to lower write-offs of construction and forestry equipment retail notes and revolving charge accounts. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .08 percent for the first quarter of 2011, compared with .52 percent for the same periods in 2010. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 1.96 to 1 for the first quarter of 2011, compared with 1.61 to 1 for the first quarter of 2010. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31,
	2011	2010	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,637.6	$1,314.0	$323.6	25%
Construction and forestry equipment	186.7	120.5	66.2	55
Total retail notes	1,824.3	1,434.5	389.8	27
Revolving charge accounts	1,267.3	1,038.8	228.5	22
Wholesale receivables	6,466.7	4,105.5	2,361.2	58
Financing leases	45.2	36.5	8.7	24
Operating loans	171.0	85.0	86.0	101
Equipment on operating leases	101.4	67.2	34.2	51
Total Receivables and Leases	$9,875.9	$6,767.5	$3,108.4	46%

Retail note volumes increased in the first quarter of 2011, when compared to last year, primarily due to increases in retail sales of John Deere equipment. Revolving charge account volumes increased during the first quarter of 2011, when compared to last year, primarily due to increased market share. Wholesale receivable volumes increased during the first quarter of 2011, when compared to last year, due to increased shipments of John Deere equipment as a result of increased retail sales activity. Operating loan volumes increased during the first quarter of 2011, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices.

Total Receivables and Leases held were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2011	2010	2010
Retail notes:
Agriculture and turf equipment	$11,108.3	$11,111.3	$9,772.4
Construction and forestry equipment	1,144.3	1,138.3	1,281.0
Recreational products	4.3	4.6	5.9
Total retail notes	12,256.9	12,254.2	11,059.3
Revolving charge accounts	1,813.1	2,287.9	1,791.5
Wholesale receivables	5,136.7	4,658.7	4,259.3
Financing leases	414.4	420.4	375.5
Operating loans	223.6	239.1	232.1
Equipment on operating leases	1,049.8	1,141.8	937.4
Total Receivables and Leases	$20,894.5	$21,002.1	$18,655.1

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2011	2010	2010
Receivables and Leases administered:
Owned by the Company	$19,106.4	$18,737.2	$16,043.9
Owned by the Company – restricted due to securitization	1,788.1	2,264.9	2,611.2
Total Receivables and Leases owned by the Company	20,894.5	21,002.1	18,655.1
Administered – with limited recourse*	51.8	59.6	87.2
Administered – without recourse**	17.0	20.6	28.6
Total Receivables and Leases administered	$20,963.3	$21,082.3	$18,770.9

*                      The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2011, October 31, 2010 and January 31, 2010 was $5 million, $5 million, and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                   Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivables balance 30 days or more past due, which continue to accrue finance income, were $330 million, $327 million and $451 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The total Receivables balance 30 days or more past due as a percentage of the ending Receivables balance was 1.66 percent, 1.65 percent and 2.55 percent at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $100 million, $120 million and $118 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. The total non-performing Receivable as a percentage of the ending Receivables balance was .51 percent, .61 percent and .66 percent at January 31, 2011, October 31, 2010 and January 31, 2010, respectively. See Note 5 to the consolidated financial statements for additional information.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended January 31, 2011			Three Months Ended January 31, 2010
	Dollars	Perce	nt	Dollars	Perce	nt
Retail notes:
Agriculture and turf equipment	$(.2)	(.01)%		$1.3	.05%
Construction and forestry equipment	4.0	1.41		13.2	3.97
Recreational products	.1	8.96
Total retail notes	3.9	.13		14.5	.51
Revolving charge accounts	1.9	.38		9.1	1.85
Wholesale receivables	.1	.01		(1.4)	(.14)
Financing leases	.7	.68		.6	.62
Operating loans	.6	1.02		13.0	19.74
Total Receivables	$7.2	.15%		$35.8	.80%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $161 million at January 31, 2011, compared with $165 million at October 31, 2010 and $159 million at January 31, 2010.

The Company’s allowance for credit losses on all Receivables financed totaled $145 million at January 31, 2011, $149 million at October 31, 2010 and $145 million at January 31, 2010. The allowance for credit losses represented .73 percent of the total Receivables financed at January 31, 2011, .75 percent at October 31, 2010 and .82 percent at January 31, 2010. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates; and foreign currency exchange rates and their volatility.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Market conditions could also negatively impact customer access to capital for purchases of John Deere’s products; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A sovereign debt crisis, in Europe or elsewhere, could continue to negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results. State debt crises also could negatively impact customers, demand for equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

The liquidity and ongoing profitability of the Company depends largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. If market uncertainty increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first three months of 2011, the aggregate net cash provided by investing and operating activities was used primarily to decrease borrowings and pay dividends. Net cash provided by operating activities was $164 million in the first three months of 2011. Net cash provided by investing activities totaled $521 million in the first three months of 2011, primarily due to the collections of notes receivable with John Deere exceeding the cost of notes receivable with John Deere. In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. Net cash used for financing activities totaled $609 million in the first three months of 2011, resulting primarily from a net decrease in total external borrowings and dividends paid to JDFS, which in turn paid comparable dividends to Deere & Company. Cash and cash equivalents increased $75 million during the first three months of 2011.

During the first three months of 2010, the aggregate net cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents. Net cash provided by operating activities was $181 million in the first three months of 2010. Net cash provided by investing activities totaled $241 million in the first three months of 2010, primarily due to the collection of Receivables and proceeds from sales of equipment on operating leases exceeding the cost of Receivables and Leases acquired. Net cash provided by financing activities totaled $268 million in the first three months of 2010, resulting primarily from a net increase in total external borrowings, partially offset by a dividend paid to JDFS, which in turn paid a comparable dividend to Deere & Company. Cash and cash equivalents increased $688 million during the first three months of 2010.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2011, October 31, 2010 and January 31, 2010 was approximately $1,718 million, $1,349 million and $1,065 million, respectively, while the total cash and cash equivalents position was approximately $431 million, $356 million and $1,559 million, respectively.

During November 2010, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At January 31, 2011, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2011, $692 million of secured short-term borrowings was outstanding under the agreement.

During the first three months of 2011, the Company issued $11 million of medium-term notes and maintained an average commercial paper balance of $1,569 million. At January 31, 2011, the Company’s funding profile included $1,718 million of commercial paper, $1,765 million of notes payable related to on-balance sheet securitization funding, $1,220 million of intercompany loans from John Deere, $13,764 million of unsecured term debt, and $2,458 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

During the first three months of 2011, the Company issued $22 million and retired $428 million of long-term borrowings, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $18,467 million at January 31, 2011, compared with $19,155 million at October 31, 2010, and $18,633 million at January 31, 2010. Total short-term indebtedness amounted to $7,444 million at January 31, 2011, compared with $7,703 million at October 31, 2010, and $6,425 million at January 31, 2010. Included in short-term indebtedness are secured borrowings of $1,765 million, $2,209 million and $2,655 million for the same periods (see Note 6). Total long-term indebtedness amounted to $11,023 million at January 31, 2011, compared with $11,452 million at October 31, 2010, and $12,207 million at January 31, 2010. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.5 to 1 at January 31, 2011, compared with 7.8 to 1 at October 31, 2010 and 8.1 to 1 at January 31, 2010.

Stockholder’s equity was $2,458 million at January 31, 2011, compared with $2,449 million at October 31, 2010 and $2,301 million at January 31, 2010. The increase in the first three months of 2011 resulted primarily from net income attributable to the Company of $84 million and a $5 million unrealized gain on derivatives, partially offset by dividend payments of $79 million.

Lines of Credit

John Deere Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both John Deere Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,272 million at January 31, 2011, $2,996 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the total credit lines at January 31, 2011 was the long-term credit facility agreement of $3,750 million, expiring in February 2012 and a long-term credit facility agreement of $1,500 million, expiring in April 2013. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

The Capital Corporation declared and paid cash dividends to JDFS of $79 million in the first three months of fiscal 2011. In turn, JDFS paid comparable dividends to Deere & Company.  On February 24, 2011, the Capital Corporation declared an $80 million dividend, to be paid to JDFS on March 16, 2011. JDFS, in turn, declared an $80 million dividend to Deere & Company, also payable on March 16, 2011.

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.                                     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of January 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the 1934 Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.                           Risk Factors.

See the Company's most recent annual report on Form 10-K (Part I, Item 1A). There has been no material change in this information, except for the addition of the risk factor set forth below. The risks described in the annual report on Form 10-K, and in Item 1A and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the rules and regulations implementing the Act, could impose additional costs on the Company and could therefore adversely affect the Company.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industries, including equipment financing and securitizations. The Act directs federal agencies, including a newly created Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and others, to adopt rules to regulate the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. The effects of the Act on the capital markets and the consumer finance industry are uncertain and may not be known until such regulations have been finalized and implemented. The Act and its implementing rules and regulations could impose additional costs on the Company and consequently could adversely affect the Company’s funding activities.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 25, 2011	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2011
(Securities and Exchange Commission file number 1-4121*)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.