Form 10-Q
period 2011-04-30
DEERE JOHN CAPITAL CORP
filed 2011-05-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	____	Accelerated filer	___
Non-accelerated filer	X	Smaller reporting company	___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

At April 30, 2011, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 29

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenues
Finance income earned on retail notes	$172.0	$169.9	$346.5	$349.7
Lease revenues	71.6	69.3	145.6	140.5
Revolving charge account income	62.1	64.1	119.5	125.9
Finance income earned on wholesale receivables	76.1	65.0	143.2	121.7
Operating loan income	2.3	2.3	4.9	5.9
Crop insurance commissions		19.3		36.1
Other income - net	15.2	22.3	33.9	46.8
Total revenues	399.3	412.2	793.6	826.6
Expenses
Interest expense	120.5	139.9	252.9	289.9
Operating expenses:
Administrative and operating expenses	82.1	91.1	155.3	185.5
Provision for credit losses	3.0	21.3	6.8	44.3
Fees paid to John Deere	11.5	8.2	20.6	17.2
Depreciation of equipment on operating leases	46.2	44.5	94.3	90.4
Total operating expenses	142.8	165.1	277.0	337.4
Total expenses	263.3	305.0	529.9	627.3
Income of consolidated group before income taxes	136.0	107.2	263.7	199.3
Provision for income taxes	50.4	38.0	94.7	66.4
Income of consolidated group	85.6	69.2	169.0	132.9
Equity in income of unconsolidated affiliates	.3	.2	.6	.5
Net income	85.9	69.4	169.6	133.4
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$85.9	$69.4	$169.6	$133.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 30,	October 31,	April 30,
	2011	2010	2010
Assets
Cash and cash equivalents	$351.2	$355.7	$219.4
Receivables:
Retail notes	9,746.6	9,989.3	8,095.9
Retail notes securitized	2,903.5	2,264.9	3,092.3
Revolving charge accounts	2,230.3	2,287.9	2,099.8
Wholesale receivables	6,032.4	4,658.7	5,105.1
Financing leases	435.3	420.4	379.4
Operating loans	193.7	239.1	217.5
Total receivables	21,541.8	19,860.3	18,990.0
Allowance for credit losses	(145.4)	(148.6)	(144.1)
Total receivables – net	21,396.4	19,711.7	18,845.9
Other receivables	38.4	22.3	36.7
Receivable from John Deere	6.3
Equipment on operating leases – net	1,085.3	1,141.8	972.3
Notes receivable from John Deere		575.5	690.8
Investment in unconsolidated affiliates	8.1	7.0	6.3
Other assets	625.0	810.5	791.8
Total Assets	$23,510.7	$22,624.5	$21,563.2
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,479.3	$1,349.5	$209.8
Securitization borrowings	2,821.5	2,208.8	3,051.2
John Deere	1,303.4	1,255.6	729.9
Current maturities of long-term borrowings	4,150.0	2,888.8	1,910.4
Total short-term borrowings	9,754.2	7,702.7	5,901.3
Other payables to John Deere	18.3
Accounts payable and accrued expenses	593.2	694.2	697.9
Deposits withheld from dealers and merchants	158.5	164.8	148.9
Deferred income taxes	169.3	161.7	58.0
Long-term borrowings	10,315.7	11,452.0	12,381.4
Total liabilities	21,009.2	20,175.4	19,187.5
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8	1,272.8
Retained earnings	1,167.1	1,156.5	1,095.5
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	80.8	48.6	29.2
Unrealized loss on derivatives	(19.6)	(29.2)	(22.2)
Total accumulated other comprehensive income (loss)	61.2	19.4	7.0
Total Company stockholder’s equity	2,501.1	2,448.7	2,375.3
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,501.5	2,449.1	2,375.7
Total Liabilities and Stockholder’s Equity	$23,510.7	$22,624.5	$21,563.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Six Months Ended April 30, 2011 and 2010

(Unaudited)

(in millions)

	2011	2010
Cash Flows from Operating Activities:
Net income	$169.6	$133.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6.8	44.3
Provision for depreciation and amortization	103.3	99.0
Provision (credit) for deferred income taxes	2.4	(20.7)
Undistributed earnings of unconsolidated affiliates	(.6)	(.5)
Change in accounts payable and accrued expenses	(3.7)	(39.9)
Change in accrued income taxes payable/receivable	10.2	22.0
Other	40.8	233.3
Net cash provided by operating activities	328.8	470.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(6,885.2)	(5,852.3)
Collections of receivables (excluding wholesale)	6,660.0	5,967.9
Increase in wholesale receivables - net	(1,269.0)	(1,269.9)
Cost of equipment on operating leases acquired	(303.6)	(246.6)
Proceeds from sales of equipment on operating leases	276.5	214.5
Cost of notes receivable with John Deere	(24.5)	(63.7)
Collection of notes receivable with John Deere	600.0	112.1
Proceeds from sales of receivables	.3	10.4
Change in restricted cash	11.1	(9.5)
Decrease in collateral on derivatives received - net	(85.3)	(38.0)
Other	(12.7)	(1.0)
Net cash used for investing activities	(1,032.4)	(1,176.1)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable - net	74.6	203.4
Increase (decrease) in securitization borrowings - net	612.6	(58.0)
Increase (decrease) in payable to John Deere - net	(2.7)	730.1
Proceeds from issuance of long-term borrowings	844.4	560.2
Payments of long-term borrowings	(652.7)	(1,296.3)
Dividends paid	(159.0)	(70.0)
Debt issuance costs	(13.8)	(8.4)
Net cash provided by financing activities	703.4	61.0

Effect of exchange rate changes on cash and cash equivalents	(4.3)	(7.0)
Net decrease in cash and cash equivalents	(4.5)	(651.2)
Cash and cash equivalents at beginning of period	355.7	870.6
Cash and cash equivalents at end of period	$351.2	$219.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2010 and 2011

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

Balance October 31, 2009	$2,317.0	$1,272.8	$1,032.1	$11.7	$.4
Net income	133.4		133.4
Other comprehensive income (loss)
Cumulative translation adjustment	(26.6)			(26.6)
Unrealized gain on derivatives	21.9			21.9
Comprehensive income	128.7
Dividends paid	(70.0)		(70.0)
Balance April 30, 2010	$2,375.7	$1,272.8	$1,095.5	$7.0	$.4

Balance October 31, 2010	$2,449.1	$1,272.8	$1,156.5	$19.4	$.4
Net income	169.6		169.6
Other comprehensive income
Cumulative translation adjustment	32.2			32.2
Unrealized gain on derivatives	9.6			9.6
Comprehensive income	211.4
Dividends paid	(159.0)		(159.0)
Balance April 30, 2011	$2,501.5	$1,272.8	$1,167.1	$61.2	$.4

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 financial statement presentation. Short-term securitization borrowings have been shown separately from other notes payable on the consolidated balance sheets as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-17 (see Note 3). The investing activities on the statements of consolidated cash flows have costs and collections related to wholesale receivables presented on a net basis. These receivables have short durations with a high turnover rate. The total cash flows for the investing activities have not changed.

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

(3)                                  New accounting standards adopted in the first six months of 2011 were as follows:

In the first quarter of 2011, the Company adopted FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets, which amends Accounting Standards Codification (ASC) 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends ASC 310, Receivables. This ASU states that a troubled debt restructuring occurs when a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. The guidance clarifies what would be considered a concession by the creditor and financial difficulties of the debtor. Certain disclosures are required for transactions that qualify as troubled debt restructurings. The effective date will be the fourth quarter of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU also requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The effective date will be the second quarter of fiscal year 2012. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)                                                                                  Total comprehensive income, which includes all changes in the total stockholder’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net income	$85.9	$69.4	$169.6	$133.4

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	33.4	(9.8)	32.2	(26.6)
Unrealized gain on derivatives	4.5	15.5	9.6	21.9
Comprehensive income	$123.8	$75.1	$211.4	$128.7

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

An aging of total Receivables and non-performing Receivables was as follows (in millions of dollars):

	April 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$72.8	$33.6	$26.3	$132.7
Construction and forestry equipment	54.1	24.8	13.7	92.6
Recreational products	.1	.1		.2
Revolving charge accounts:
Agriculture and turf equipment	14.7	6.9	9.7	31.3
Construction and forestry equipment	1.8	.7	.5	3.0
Wholesale receivables:
Agriculture and turf equipment	.7		1.8	2.5
Construction and forestry equipment	.8		.2	1.0
Financing leases:
Agriculture and turf equipment	5.7	4.3	13.1	23.1
Construction and forestry equipment	2.9	1.3	3.7	7.9
Operating loans:
Agriculture and turf equipment		.3	.1	.4
Total Receivables	$153.6	$72.0	$69.1	$294.7

*                               Receivables that are 90 days or greater past due and still accruing finance income.

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$132.7	$49.0	$11,327.3	$11,509.0
Construction and forestry equipment	92.6	28.5	1,014.2	1,135.3
Recreational products	.2	.2	5.4	5.8
Revolving charge accounts:
Agriculture and turf equipment	31.3	.8	2,148.2	2,180.3
Construction and forestry equipment	3.0		47.0	50.0
Wholesale receivables:
Agriculture and turf equipment	2.5	1.6	5,291.4	5,295.5
Construction and forestry equipment	1.0	7.7	728.2	736.9
Financing leases:
Agriculture and turf equipment	23.1	11.4	260.6	295.1
Construction and forestry equipment	7.9	3.8	128.5	140.2
Operating loans:
Agriculture and turf equipment	.4	2.4	190.9	193.7
Total Receivables	$294.7	$105.4	$21,141.7	$21,541.8

Allowance for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on collection experience, economic conditions and credit risk quality.

An analysis of the allowance for credit losses on Receivables was as follows (in millions of dollars):

	Three Months Ended
	April 30, 2011
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Balance, beginning of the period	$80.0	$44.1	$6.3	$15.0	$145.4
Provision for credit losses	1.6	1.6	(.1)	(.1)	3.0
Write-offs	(3.0)	(9.2)	(.2)	(1.0)	(13.4)
Recoveries	2.7	6.8			9.5
Other changes *	.5		.1	.3	.9
Balance, end of the period	$81.8	$43.3	$6.1	$14.2	$145.4

	Six Months Ended
	April 30, 2011
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Balance, beginning of the period	$82.1	$43.3	$7.4	$15.8	$148.6
Provision for credit losses	3.3	4.3	(1.3)	.5	6.8
Write-offs	(9.3)	(18.5)	(.4)	(2.5)	(30.7)
Recoveries	5.2	14.2	.1	.2	19.7
Other changes *	.5		.3	.2	1.0
Balance, end of the period	$81.8	$43.3	$6.1	$14.2	$145.4

Balance individually evaluated	$2.4	$	$.4	$2.8	$5.6
Balance collectively evaluated	$79.4	$43.3	$5.7	$11.4	$139.8

Receivables:
Balance	$12,650.1	$2,230.3	$6,032.4	$629.0	$21,541.8
Balance individually evaluated	$22.8	$1.7	$1.2	$5.9	$31.6
Balance collectively evaluated	$12,627.3	$2,228.6	$6,031.2	$623.1	$21,510.2

*                           Primarily translation adjustments

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables, which are impaired, are classified as non-performing.

An analysis of impaired Receivables was as follows (in millions of dollars):

	April 30, 2011
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$4.6	$4.4	$2.4	$4.7
Revolving charge accounts
Wholesale receivables	1.2	1.2	.4	1.2
Financing leases	.5	.5	.4	.5
Operating loans	3.2	3.2	2.4	4.2
Total	9.5	9.3	5.6	10.6

Receivables without specific allowance:
Retail notes	11.1	10.9		9.7
Total	$20.6	$20.2	$5.6	$20.3

Agriculture and turf	$11.8	$11.7	$3.7	$12.2
Construction and forestry	$8.8	$8.5	$1.9	$8.1

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The resulting secured borrowings are recorded as “Securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the Receivables held by the SPEs, and the obligation, through variable interests in the SPEs, to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,027 million, $1,739 million and $2,207 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $1,941 million, $1,654 million and $2,143 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes, allowance for credit losses and other assets) of $234 million and liabilities (securitization borrowings and accounts payable and accrued expenses) of $221 million at April 30, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $700 million, $589 million and $972 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $661 million, $557 million and $911 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 30, 2011
Carrying value of liabilities	$661.3
Maximum exposure to loss	700.4

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $24 billion at April 30, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30, 2011	October 31, 2010	April 30, 2010
Retail notes securitized	$2,903.5	$2,264.9	$3,092.3
Allowance for credit losses	(32.3)	(26.6)	(22.7)
Other assets	90.0	90.0	109.8
Total restricted assets	$2,961.2	$2,328.3	$3,179.4

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2011	October 31, 2010	April 30, 2010
Securitization borrowings	$2,821.5	$2,208.8	$3,051.2
Accounts payable and accrued expenses	1.6	1.8	2.5
Total liabilities related to restricted assets	$2,823.1	$2,210.6	$3,053.7

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2011, the maximum remaining term of all restricted receivables was approximately seven years.

(7)                                  Commitments and contingencies:

At April 30, 2011, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $496 million of commercial paper, $1,762 million of medium-term notes outstanding, and a fair value liability of $8 million for derivatives with a notional amount of $824 million that were guaranteed by the Company.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.5 billion at April 30, 2011. The amount of unused commitments to extend credit to customers was $33.5 billion at April 30, 2011. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At April 30, 2011, the Company had restricted other assets of $4 million. See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $1 million at April 30, 2011, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at April 30, 2011.

(8)                                                                                  The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2011		October 31, 2010		April 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed – net	$ 18,525	$ 18,501	$ 17,474	$ 17,509	$ 15,776	$ 15,783
Retail notes securitized – net	2,871	2,872	2,238	2,257	3,070	3,075
Securitization borrowings	2,822	2,833	2,209	2,229	3,051	3,071
Long-term borrowings due within one year	4,150	4,203	2,889	2,922	1,910	1,919
Long-term borrowings	10,316	10,693	11,452	11,952	12,381	12,912

Fair values of the long-term Receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings and credit risk, or on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings included adjustments related to fair value hedges.

(9)                                                  Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2011	2010	2010
Receivables from John Deere
Derivatives:
Interest rate contracts	$6.3
Other assets
Derivatives:
Interest rate contracts	294.0	$454.3	$418.7
Foreign exchange contracts		4.0	1.3
Cross-currency interest rate contracts	13.7	2.9	3.7
Total assets *	$314.0	$461.2	$423.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$13.9
Cross-currency interest rate contracts	4.4
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	13.8	$31.2	$67.3
Foreign exchange contracts	34.5	4.5	9.1
Cross-currency interest rate contracts	3.4	48.2	53.4
Total liabilities	$70.0	$83.9	$129.8

*                      Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements were as follows (in millions of dollars):

	Fair Value *			Losses
				Six Months Ended
	April 30,	October 31,	April 30,	April 30,
	2011	2010	2010	2011	2010
Receivables:
Retail notes	$2.2	$1.7	$1.6	$1.3	$.1
Wholesale receivables	.8	16.9	27.7		1.6
Financing leases	.1	.2	.5
Operating loans	.8	1.1	.7
Total Receivables	$3.9	$19.9	$30.5	$1.3	$1.7

*       Does not include cost to sell.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at April 30, 2011.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2011, October 31, 2010 and April 30, 2010 was none, $16 million and $23 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparties by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include collateral support arrangements. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties,  if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $308 million, $461 million and $424 million as of April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The amount of collateral received from unrelated external counterparties at April 30, 2011, October 31, 2010 and April 30, 2010 to offset this potential maximum loss was none, $85 million and $40 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $5 million,

$52 million and $70 million as of April 30, 2011, October 31, 2010 and April 30, 2010, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant in any periods presented.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $5 million as of April 30, 2011.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 were $600 million, $1,060 million and $1,831 million, respectively. The notional amount of cross-currency interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 was $956 million, $849 million and $849 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at April 30, 2011 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $1 million after-tax. These contracts mature in up to 33 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 were $5,846 million, $5,979 million and $6,664 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1 million and a gain of $1 million during the second quarter of 2011 and 2010 and were losses of $4 million and none during the first six months of 2011 and 2010, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Interest rate contracts *	$(4.3)	$(10.3)	$(124.1)	$(10.8)
Borrowings **	3.8	11.5	120.4	11.1

*   Includes changes in fair value of interest rate contracts excluding net accrued interest income of $38.6 million and $56.1 million during the second quarter of 2011 and 2010 and $81.5 million and $111.3 million during the first six months of 2011 and 2010, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $61.1 million and $82.1 million during the second quarter of 2011 and 2010 and $124.0 million and $159.9 million during the first six months of 2011 and 2010, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 30, 2011, October 31, 2010 and April 30, 2010 were $2,137 million, $2,009 million and $2,450 million, the foreign exchange contracts were $944 million, $1,000 million and $1,356 million and the cross-currency interest rate contracts were $54 million, $60 million and $53 million, respectively. At April 30, 2011, October 31, 2010 and April 30, 2010 there were also $1,160 million, $1,055 million and $1,226 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	April 30, 2011	October 31, 2010	April 30, 2010
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$6.3

Other Assets
Designated as hedging instruments:
Interest rate contracts	255.0	$418.0	$376.7
Cross-currency interest rate contracts	12.7
Total designated	267.7	418.0	376.7

Not designated as hedging instruments:
Interest rate contracts	39.0	36.3	42.0
Foreign exchange contracts		4.0	1.3
Cross-currency interest rate contracts	1.0	2.9	3.7
Total not designated	40.0	43.2	47.0

Total derivatives	$314.0	$461.2	$423.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$11.0
Cross-currency interest rate contracts	4.1
Total designated	15.1

Not designated as hedging instruments:
Interest rate contracts	2.9
Cross-currency interest rate contracts	.3
Total not designated	3.2

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	4.6	$17.5	$41.1
Cross-currency interest rate contracts		46.9	51.9
Total designated	4.6	64.4	93.0

Not designated as hedging instruments:
Interest rate contracts	9.2	13.7	26.2
Foreign exchange contracts	34.5	4.5	9.1
Cross-currency interest rate contracts	3.4	1.3	1.5
Total not designated	47.1	19.5	36.8

Total derivatives	$70.0	$83.9	$129.8

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended April 30		Six Months Ended April 30
	Classification	2011	2010	2011	2010
Fair Value Hedges:
Interest rate contracts	Interest expense	$34.3	$45.8	$(42.6)	$100.5

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1.5)	(.7)	(2.9)	(6.2)
Foreign exchange contracts	OCI (pretax) *	72.6	(29.4)	53.7	(52.1)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(6.3)	(18.3)	(15.3)	(39.3)
Foreign exchange contracts	Administrative and operating expenses *	70.4	(35.6)	51.3	(52.5)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense	**	**	**	**
Foreign exchange contracts	Administrative and operating expenses	**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.7	$(10.2)	$(4.6)	$ **
Foreign exchange contracts	Administrative and operating expenses *	(83.4)	(11.1)	(102.6)	(30.3)
Total		$(82.7)	$(21.3)	$(107.2)	$(30.3)

*            Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**     The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions for the three months and six months ended April 30, 2011 was $10 million and $17 million, respectively. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above relate only to activity that took place between the merger date and April 30, 2011.

(11)                                                                            The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.6 million in the first six months of 2011. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.0 million during the first six months of 2011. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2011.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry farm machinery sales for 2011 are forecast to be up 5 to 10 percent for the year in the U.S. and Canada as conditions remain positive and demand for high horsepower equipment continues to be strong. Industry sales of farm machinery in Western and Central Europe are forecast to increase by about 15 percent for the year. Sales in the Commonwealth of Independent States are expected to have notably stronger gains from the previous year’s depressed level. Sales in Asia are forecast to grow strongly again this year. In South America, industry sales are projected to be down 5 to 10 percent, compared with the strong levels of 2010. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be comparable to last year. John Deere’s agriculture and turf segment sales increased 24 percent for the second quarter and 23 percent for the first six months of 2011. These sales are forecast to increase by about 20 percent for the full year with a positive foreign currency translation effect of about 4 percent. U.S. construction equipment markets reflect somewhat improved conditions in relation to last year’s low level and increased activity outside the U.S. and Canada. Worldwide forestry markets are improving as a result of strong wood and pulp prices. John Deere’s construction and forestry sales were up 46 percent in the second quarter and 61 percent in the first six months of 2011. These sales are forecast to increase by about 35 percent for the year.

Net income attributable to the Company in fiscal year 2011 is forecast to increase to approximately $335 million, compared to $319 million in fiscal year 2010. The forecast increase from 2010 is primarily due to growth in the portfolio and a lower provision for credit losses.

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

2011 Compared with 2010

Net income attributable to the Company was $85.9 million for the second quarter and $169.6 million for the first six months of 2011, compared with $69.4 million and $133.4 million for the same periods last year. Results were higher for both periods primarily due to growth in the portfolio and a lower provision for credit losses.

Revenues totaled $399.3 million for the second quarter and $793.6 million for the first six months of 2011, compared with $412.2 million and $826.6 million for the same periods last year. The decreases were primarily due to lower crop insurance commissions. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to JDFS. Finance income earned on retail notes totaled $346.5 million for the first six months of 2011, compared with $349.7 million for the same period in 2010. The decrease was primarily due to lower average financing rates, partially offset by an 11 percent increase in the average balance of retail notes. Lease revenues totaled $145.6 million in the first six months of 2011, compared with $140.5 million in the first six months of 2010. The increase was primarily due to an 11 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $119.5 million in the first six months of 2011, compared with $125.9 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $143.2 million for the first six months of 2011, compared to $121.7 million for the same period in 2010. The increase was primarily due to a 21 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $104.9 million for the second quarter and $204.3 million for the first six months of 2011, compared to $112.4 million and $220.3 million for the same periods last year.

Interest expense totaled $120.5 million for the second quarter and $252.9 million for the first six months of 2011, compared with $139.9 million and $289.9 million for the same periods in 2010. The decreases were due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses were $82.1 million in the second quarter and $155.3 million for the first six months of 2011, compared with $91.1 million and $185.5 million for the same periods in 2010. The decreases were primarily due to lower crop insurance commission expenses.

During the second quarter and first six months of 2011, the provision for credit losses totaled $3.0 million and $6.8 million, respectively, compared with $21.3 million and $44.3 million for the same periods in 2010. The decreases were primarily due to lower write-offs of construction and forestry equipment retail notes, revolving charge accounts, and operating loans. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .06 percent for the second quarter and .07 percent for the six months of 2011, compared with .47 percent and .49 percent for the same periods in 2010. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 2.12 to 1 for the second quarter of 2011, compared with 1.76 to 1 for the second quarter of 2010. The Company’s ratio of earnings to fixed charges was 2.03 to 1 for the first six months of 2011, compared with 1.68 to 1 for the first six months of 2010. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30,
	2011	2010	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,870.5	$1,747.6	$122.9	7%
Construction and forestry equipment	173.3	148.8	24.5	16
Total retail notes	2,043.8	1,896.4	147.4	8
Revolving charge accounts	1,370.6	1,260.7	109.9	9
Wholesale receivables	8,307.8	6,246.5	2,061.3	33
Financing leases	66.4	45.7	20.7	45
Operating loans	96.6	54.7	41.9	77
Equipment on operating leases	202.2	179.4	22.8	13
Total Receivables and Leases	$12,087.4	$9,683.4	$2,404.0	25%

	Six Months
	Ended April 30,
	2011	2010	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$3,508.1	$3,061.6	$446.5	15%
Construction and forestry equipment	360.0	269.3	90.7	34
Total retail notes	3,868.1	3,330.9	537.2	16
Revolving charge accounts	2,637.9	2,299.5	338.4	15
Wholesale receivables	14,774.5	10,352.0	4,422.5	43
Financing leases	111.6	82.2	29.4	36
Operating loans	267.6	139.7	127.9	92
Equipment on operating leases	303.6	246.6	57.0	23
Total Receivables and Leases	$21,963.3	$16,450.9	$5,512.4	34%

Retail note volumes increased in the second quarter and first six months of 2011, when compared to last year, primarily due to increases in retail sales of John Deere equipment. Revolving charge account volumes increased during the second quarter and first six months of 2011, when compared to last year, primarily due to increased market share. Wholesale receivable volumes increased during the second quarter and first six months of 2011, when compared to last year, due to increased shipments of John Deere equipment as a result of increased retail sales activity. Operating loan volumes increased during the second quarter and first six months of 2011, when compared to last year, primarily due to increased borrowings by farm input providers as a result of higher commodity prices.

Total Receivables and Leases held were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2011	2010	2010
Retail notes:
Agriculture and turf equipment	$11,509.0	$11,111.3	$9,963.0
Construction and forestry equipment	1,135.3	1,138.3	1,219.7
Recreational products	5.8	4.6	5.5
Total retail notes	12,650.1	12,254.2	11,188.2
Revolving charge accounts	2,230.3	2,287.9	2,099.8
Wholesale receivables	6,032.4	4,658.7	5,105.1
Financing leases	435.3	420.4	379.4
Operating loans	193.7	239.1	217.5
Equipment on operating leases	1,085.3	1,141.8	972.3
Total Receivables and Leases	$22,627.1	$21,002.1	$19,962.3

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2011	2010	2010
Receivables and Leases administered:
Owned by the Company	$19,723.6	$18,737.2	$16,870.0
Owned by the Company — securitized	2,903.5	2,264.9	3,092.3
Total Receivables and Leases owned by the Company	22,627.1	21,002.1	19,962.3
Administered — with limited recourse*	42.8	59.6	78.8
Administered — without recourse**	14.0	20.6	24.6
Total Receivables and Leases administered	$22,683.9	$21,082.3	$20,065.7

*                                The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2011, October 31, 2010 and April 30, 2010 was $4 million, $5 million, and $6 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                         Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivables balance 30 days or more past due, which continue to accrue finance income, were $295 million, $327 million and $487 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The total Receivables balance 30 days or more past due as a percentage of the ending Receivables balance was 1.37 percent, 1.65 percent and 2.57 percent at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $105 million, $120 million and $138 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .49 percent, .61 percent and .73 percent at April 30, 2011, October 31, 2010 and April 30, 2010, respectively. See Note 5 to the consolidated financial statements for additional information.

Total Receivable write-off amounts, net of recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$.4	.01%	$1.3	.05%
Construction and forestry equipment			4.1	1.32
Recreational products	(.1)	(8.36)
Total retail notes	.3	.01	5.4	.20
Revolving charge accounts	2.4	.49	12.8	2.70
Wholesale receivables	.2	.01	.1	.01
Financing leases	.6	.58	1.2	1.30
Operating loans	.4	.74	2.6	4.77
Total Receivables	$3.9	.08%	$22.1	.49%

	Six Months Ended		Six Months Ended
	April 30,		April 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$.2	.00%	$2.5	.05%
Construction and forestry equipment	3.9	.69	17.2	2.67
Recreational products
Total retail notes	4.1	.07	19.7	.35
Revolving charge accounts	4.3	.43	21.9	2.27
Wholesale receivables	.3	.01	(1.3)	(.06)
Financing leases	1.3	.63	1.9	1.00
Operating loans	1.0	.89	15.7	13.04
Total Receivables	$11.0	.11%	$57.9	.64%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $159 million at April 30, 2011, compared with $165 million at October 31, 2010 and $149 million at April 30, 2010.

The Company’s allowance for credit losses on all Receivables financed totaled $145 million at April 30, 2011, $149 million at October 31, 2010 and $144 million at April 30, 2010. The allowance for credit losses represented .67 percent of the total Receivables financed at April 30, 2011, .75 percent at October 31, 2010 and .76 percent at April 30, 2010. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates; and foreign currency exchange rates and their volatility.

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

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K and quarterly report on Form 10-Q) and other Deere & Company and Capital Corporation filings with the SEC.

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

During the first six months of 2011, the aggregate net cash provided by financing and operating activities was used primarily to increase Receivables. Net cash provided by operating activities was $329 million in the first six months of 2011. Net cash provided by financing activities totaled $703 million in the first six months of 2011, resulting primarily from a net increase in total external borrowings, partially offset by dividends paid to JDFS, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,032 million in the first six months of 2011, primarily due to the increase in wholesale receivables and the cost of the other receivables and leases acquired (excluding wholesale) exceeding collections of these receivables and proceeds from sales of equipment on operating leases, partially offset by collections of notes receivable with John Deere exceeding the cost of notes receivable with John Deere. In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. Cash and cash equivalents decreased $5 million during the first six months of 2011.

During the first six months of 2010, the aggregate net cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $471 million in the first six months of 2010. Net cash provided by financing activities totaled $61 million in the first six months of 2010, resulting primarily from an increase in payables to John Deere, partially offset by a net decrease in total external borrowings and a dividend paid to JDFS, which in turn paid a comparable dividend to Deere & Company. Net cash used for investing activities totaled $1,176 million in the first six months of 2010, primarily due to the increase in wholesale receivables, partially offset by the collection of other receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and leases acquired. Cash and cash equivalents decreased $651 million during the first six months of 2010.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 30, 2011, October 31, 2010 and April 30, 2010 was $1,477 million, $1,349 million and $209 million, respectively, while the total cash and cash equivalents position was $351 million, $356 million and $219 million, respectively.

During November 2010, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At April 30, 2011, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2011, $881 million of securitization borrowings was outstanding under the agreement.

During the first six months of 2011, the Company issued $810 million of medium-term notes, obtained $1,457 million of securitization borrowings and maintained an average commercial paper balance of $1,737 million. At April 30, 2011, the Company’s funding profile included $1,477 million of commercial paper, $2,822 million of securitization borrowings, $1,303 million of intercompany loans from John Deere, $14,466 million of unsecured term debt, and $2,502 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

In April 2011, the Company entered into a $1,106 million retail note securitization transaction. During the first six months of 2011, the Company also issued $844 million and retired $653 million of long-term borrowings, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $20,070 million at April 30, 2011, compared with $19,155 million at October 31, 2010, and $18,283 million at April 30, 2010. Total short-term indebtedness amounted to $9,754 million at April 30, 2011, compared with $7,703 million at October 31, 2010, and $5,901 million at April 30, 2010. Included in short-term indebtedness are securitization borrowings of $2,822 million, $2,209 million and $3,051 million for the same periods (see Note 6). Total long-term indebtedness amounted to $10,316 million at April 30, 2011, compared with $11,452 million at October 31, 2010, and $12,381 million at April 30, 2010. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 at April 30, 2011, compared with 7.8 to 1 at October 31, 2010 and 7.7 to 1 at April 30, 2010.

Stockholder’s equity was $2,502 million at April 30, 2011, compared with $2,449 million at October 31, 2010 and $2,376 million at April 30, 2010. The increase in the first six months of 2011 resulted primarily from net income attributable to the Company of $170 million, an increase in cumulative translation adjustment of $32 million and a $10 million unrealized gain on derivatives, partially offset by dividend payments of $159 million.

Lines of Credit

Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,003 million at April 30, 2011, $2,740 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding securitization borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. In the second quarter of 2011, the Company added a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a 364-day credit facility agreement of $750 million, which replaced the long-term agreement of $3,750 million, expiring in February 2012. Also included in the credit lines at April 30, 2011 was a long-term credit facility of $1,500 million, expiring in April 2013. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and total stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Dividends

The Capital Corporation declared and paid cash dividends to JDFS of $159 million in the first six months of fiscal 2011. In turn, JDFS paid comparable dividends to Deere & Company.  On May 9, 2011, the Capital Corporation declared a $70 million dividend, to be paid to JDFS on July 20, 2011. JDFS, in turn, declared a $70 million dividend to Deere & Company, also payable on July 20, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 30, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

See the Company’s most recent annual report on Form 10-K (Part I, Item 1A) and the January 31, 2011 quarterly report on Form 10-Q (Part II, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, the quarterly report on Form 10-Q and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties not currently known to the Company or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to instruction H.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt, constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.  The registrant will file copies of such instruments upon request of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	May 27, 2011	By:	/s/ J. M. Field
J. M. Field
Senior Vice President,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

4.1	Amendment to the Distribution Agreement for JDCC InterNotes® among registrant, InCapital LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 21, 2011.

10.1

49-Month Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011.

10.2

First Amendment to the 49-Month Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2011
(Securities and Exchange Commission file number 1-4121*)

*                                      Incorporated by reference.  Copies of these exhibits are available from the Company upon request.