Form 10-K
period 2011-10-31
DEERE JOHN CAPITAL CORP
filed 2011-12-19
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

Yes ☐   No ☒

At November 30, 2011, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company.  John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the United States (U.S.), and in several countries in Asia, Europe and Latin America.

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

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2011, the Company had 1,619 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of farm and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, Finland, China and a newly announced lease financing operation in Russia.  The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties. The previous credit segment and the “Other” segment were combined into the financial services segment at the beginning of the first quarter 2011. The “Other” segment consisted of an insurance business related to extended warranty policies for equipment that did not meet the materiality threshold of reporting.

Worldwide net income attributable to Deere & Company in 2011 was $2,800 million, or $6.63 per share diluted ($6.71 basic), compared with $1,865 million, or $4.35 per share diluted ($4.40 basic), in 2010.

John Deere’s net sales and revenues increased 23 percent to $32,013 million in 2011, compared with $26,005 million in 2010. Net sales of the Equipment Operations increased 25 percent in 2011 to $29,466 million from $23,573 million last year. The sales increase, which was primarily due to higher shipment volumes, also included a favorable effect for foreign currency translation of 3 percent and price realization of 3 percent. Net sales in the U.S. and Canada increased 17 percent in 2011. Net sales outside the U.S. and Canada increased by 38 percent, which included a favorable effect of 7 percent for foreign currency translation.

The agriculture and turf segment had net sales of $24,094 million in 2011, compared with $19,868 million in 2010. The construction and forestry segment had net sales of $5,372 million in 2011, compared with $3,705 million in 2010. The financial services segment had revenues of $2,163 million in 2011, compared with $2,074 million in 2010.

Outlook for John Deere

In spite of an unsettled global economy, demand for John Deere’s products is expected to experience substantial growth in fiscal year 2012 and Deere & Company is forecasting further increases in sales and earnings as a result. Deere & Company’s equipment sales are projected to increase about 15 percent for the year and 16 to 18 percent for the first quarter, compared with the same periods of 2011. Included is a favorable currency translation impact of about 3 percent for the first quarter and about 1 percent for the year. Net income attributable to Deere & Company is anticipated to be approximately $3,200 million for 2012.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf segment are forecast to increase by about 15 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. Farmers in the world’s major markets are continuing to experience favorable incomes due to strong demand for agricultural commodities. Deere & Company’s sales are expected to benefit as well from advanced new products being launched throughout the world and major expansion projects such as those in emerging markets.

Industry farm machinery sales in the U.S. and Canada are forecast to increase 5 to 10 percent in 2012, following an increase in 2011. Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to be approximately the same for 2012 as a result of general economic concerns in the region. Sales in the Commonwealth of Independent States are expected to be moderately higher, after rising substantially in 2011. Sales in Asia are forecast to increase strongly again in 2012. In South America, industry sales for the year are projected to be about the same as the strong levels of 2011.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly in 2012.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to grow by about 16 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. The increase reflects slightly improved market conditions and improved activity outside of the U.S., including strength in Canada. Construction equipment sales to independent rental companies are expected to see further gains. Deere & Company’s sales also are expected to be supported by a range of advanced new products and by geographic expansion. After considerable growth in 2011, world forestry markets are projected to be about the same in 2012 due to weaker economic conditions in Europe.

Financial Services.  Net income for the financial services operations in fiscal year 2012, which includes the Company, is expected to be approximately $450 million. The forecast decline from 2011 is primarily due to an increase in the provision for credit losses, which is anticipated to return to a more typical level, as well as higher administrative and operating expenses in support of enterprise growth initiatives. Partially offsetting these items is expected growth in the portfolio. Net income attributable to the Company for 2012, which does not include the financial services operations in Canada, Brazil, Finland, China and Russia or the crop insurance operations in the U.S. or an insurance business related to extended equipment warranties, is projected to be approximately $340 million. The forecast decline from 2011 is primarily due to an increase in the provision for credit losses, which is anticipated to return to a more typical level, as well as higher administrative and operating expenses in support of enterprise growth initiatives. Partially offsetting these items is expected growth in the portfolio.

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

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers and merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost and for credit lines provided to the Company based on utilization of those lines.

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

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2011 and 2010, the Capital Corporation’s ratios were 2.18 to 1 and 1.89 to 1, respectively, and never less than 1.96 to 1 and 1.61 to 1 for any fiscal quarter of 2011 and 2010, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2011 and 2010, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

John Deere Financial, f.s.b., known as FPC Financial, f.s.b. prior to June 1, 2011 (Thrift), is a wholly-owned subsidiary of the Company. It holds a federal charter issued by the Office of Thrift Supervision (OTS). Effective July 21, 2011, the OTS was merged into the Office of the Comptroller of the Currency (OCC), which now regulates the Thrift. The oversight of John Deere Capital Corporation, as the owner of the Thrift, was transferred from the OTS to the Federal Reserve Board on that date. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Revolving Plan, John Deere Financial multi-use (formerly known as Farm Plan™) and PowerPlan® on a nationwide basis. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 8,000 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. See Note 4 to the consolidated financial statements under “Revolving Charge Accounts Receivable.”

The Company also works with several leading farm input providers to offer crop input production loans for materials such as seeds and fertilizer. Additionally, the Company provides production loans directly to farmers for their total operating needs. Generally, these loans are secured by crops and equipment. See Note 4 to the consolidated financial statements under “Operating Loans.”

The Company finances wholesale inventories of John Deere agriculture and turf and construction and forestry equipment. A large portion of the wholesale financing provided by the Company is with dealers from whom it also purchases agriculture and turf and construction and forestry retail notes. See Note 4 to the consolidated financial statements under “Wholesale Receivables.”

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Insurance is not required for goods purchased under revolving charge accounts.

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

John Deere retail notes and wholesale receivables are generally supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws in the U.S. and certain international statutes in various jurisdictions and countries. UCC financing statements are also prepared and filed on leases; however, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2011 and 2010, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2011	2010	2011	2010
Retail notes	54	55	34	36
New equipment:
Agriculture and turf equipment	52	55	32	34
Construction and forestry equipment	43	43	42	41
Used equipment:
Agriculture and turf equipment	58	56	34	36
Construction and forestry equipment	43	44	34	35
Financing leases	42	42	36	39
Equipment on operating leases	33	33	31	33

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2011 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2011 Total	2010	2009	2008	2007

Retail notes:
Agriculture and turf equipment	$4,128	$7,986	$389	$199	$11	$12,713	$11,111	$9,952	$9,734	$9,540
Construction and forestry equipment	539	608	8			1,155	1,138	1,386	1,986	2,409
Recreational products	1	2		1		4	5	6	9	12
Total retail notes	$4,668	$8,596	$397	$200	$11	13,872	12,254	11,344	11,729	11,961
Revolving charge accounts						2,452	2,288	2,192	1,825	1,553
Wholesale receivables						5,212	4,659	3,874	3,571	3,521
Financing leases						459	420	393	418	430
Operating loans						84	239	297	358	287
Equipment on operating leases						1,232	1,142	1,023	1,053	995
Total Receivables and Leases						$23,311	$21,002	$19,123	$18,954	$18,747

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2011	2010	2009	2008	2007
U.S.	$19,827	$18,038	$16,228	$16,562	$16,199
Outside the U.S.	3,484	2,964	2,895	2,392	2,548
Total Receivables and Leases	$23,311	$21,002	$19,123	$18,954	$18,747

Delinquencies

Past due balances of Receivables, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date are as follows (in millions of dollars):

	2011	2010	2009	2008	2007
U.S.	$217.1	$289.6	$414.0	$342.8	$374.2
Outside the U.S.	22.6	37.3	130.7	25.4	22.0
Total	$239.7	$326.9	$544.7	$368.2	$396.2

Total non-performing Receivables, which represent loans the Company has ceased accruing interest for are as follows (in millions of dollars):

	2011	2010	2009	2008	2007
U.S.	$58.1	$96.4	$126.1	$63.2	$31.1
Outside the U.S.	20.9	24.0	20.1	16.4	17.1
Total	$79.0	$120.4	$146.2	$79.6	$48.2

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2011	2010	2009	2008	2007

Allowance for credit losses, beginning of year	$148.6	$158.2	$105.2	$99.2	$92.8

Provision for credit losses	1.9	79.7	177.5	66.8	53.7

Write-offs:
Retail notes:
Agriculture and turf equipment	(5.3)	(6.6)	(8.0)	(5.6)	(2.8)
Construction and forestry equipment	(9.5)	(23.1)	(62.4)	(30.9)	(18.9)
Recreational products	(.1)	(.4)	(1.2)	(.8)	(.9)
Total retail notes	(14.9)	(30.1)	(71.6)	(37.3)	(22.6)
Revolving charge accounts	(39.1)	(70.9)	(68.6)	(39.8)	(36.0)
Wholesale receivables	(.6)	.7	(3.0)	(1.0)	(2.8)
Financing leases	(3.6)	(2.4)	(4.4)	(2.3)	(3.2)
Operating loans	(3.3)	(17.5)		(.3)	(3.7)
Total write-offs	(61.5)	(120.2)	(147.6)	(80.7)	(68.3)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.6	3.8	3.9	3.4	3.3
Construction and forestry equipment	3.5	3.2	2.6	3.3	1.5
Recreational products	.1	.2	.2	.3	.3
Total retail notes	7.2	7.2	6.7	7.0	5.1
Revolving charge accounts	28.2	22.7	13.8	12.4	11.8
Wholesale receivables	.1	.4	.3	.6	1.4
Financing leases	.1	.4	.4	.1	.2
Operating loans	1.2	.2	.5	1.0	1.1
Total recoveries	36.8	30.9	21.7	21.1	19.6
Total net write-offs	(24.7)	(89.3)	(125.9)	(59.6)	(48.7)

Other changes (primarily translation adjustments)	.5		1.4	(1.2)	1.4

Allowance for credit losses, end of year	$126.3	$148.6	$158.2	$105.2	$99.2

Total net write-offs as a percentage of average Receivables	.12%	.48%	.70%	.33%	.29%

Allowance as a percentage of total Receivables, end of year	.57%	.75%	.87%	.59%	.56%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2011	2010	2009	2008	2007

Allowance for credit losses, beginning of year	$11.2	$9.9	$8.2	$9.6	$9.2

Provision for credit losses	1.8	1.5	2.7	1.3	.5

Write-offs	(2.8)	(1.0)	(3.1)	(1.6)	(1.5)
Recoveries	.6	.8	.7	.4	.4
Total net write-offs	(2.2)	(.2)	(2.4)	(1.2)	(1.1)

Other changes (primarily translation adjustments)	.4		1.4	(1.5)	1.0

Allowance for credit losses, end of year	$11.2	$11.2	$9.9	$8.2	$9.6

Total net write-offs as a percentage of average Receivables from outside the U.S.	.07%	.01%	.09%	.05%	.05%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.32%	.38%	.34%	.35%	.38%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2011		2010		2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$25.7	58%	$23.3	56%	$18.5	55%	$18.3	55%	$20.4	54%
Construction and forestry equipment	41.9	5	58.4	6	57.9	8	43.3	11	40.9	13
Recreational products	.2		.4		.7		1.8		2.2
Total retail notes	67.8	63	82.1	62	77.1	63	63.4	66	63.5	67
Revolving charge accounts	39.7	11	43.3	12	41.8	12	21.2	10	19.1	9
Wholesale receivables	6.0	24	7.4	23	7.1	21	7.0	20	7.7	20
Financing leases	8.4	2	9.5	2	9.4	2	5.5	2	5.2	2
Operating loans	4.4		6.3	1	22.8	2	8.1	2	3.7	2
Total	$126.3	100%	$148.6	100%	$158.2	100%	$105.2	100%	$99.2	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2011		2010		2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$115.1	84%	$137.4	85%	$148.3	84%	$97.0	87%	$89.6	86%
Outside the U.S.	11.2	16	11.2	15	9.9	16	8.2	13	9.6	14
Total	$126.3	100%	$148.6	100%	$158.2	100%	$105.2	100%	$99.2	100%

The allowance for credit losses is an estimate of the losses inherent in the Company’s Receivable portfolio.  The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical receivable recoveries and write-offs are considered as part of the loss experience by product category. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2011 and 2010.

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

In addition to rate regulation, various state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and John Deere Financial Revolving Plan, John Deere Financial multi-use and PowerPlan® accounts receivable for such goods. To date, these laws and regulations have not had a significant adverse effect on the Company.

The Thrift holds a federal charter issued by the OTS. Effective July 21, 2011, the OTS was merged into the OCC, which now regulates the Thrift. The Thrift is subject to regulation and examination by the OCC. The oversight of John Deere Capital Corporation, as the owner of the Thrift, was transferred from the OTS to the Federal Reserve Board on that date.

The manner in which the Company offers financing outside the U.S. is affected by a variety of country specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the Company.

Item 1A.  Risk Factors.

The Company is a subsidiary of JDFS, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 16, and, specifically, the risks and uncertainties described in the “Safe Harbor Statement” on page 23. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion.

The Company is subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to the Company. In addition, credit market dislocations, including as a result of eurozone concerns, could have an impact on funding costs which are very important to the Company because such costs affect the ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to rating outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the regulations implementing the Act, could impose additional supervisory, financial and reporting requirements and compliance costs on the Company and could therefore adversely affect the Company.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Federal Reserve, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until regulations have been finalized and implemented, the Act and its regulations could impose additional reporting requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. While trade agreements may expand opportunities, trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material adverse effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Furthermore, changes in government farm program and policies, including direct payment and other subsidies, can significantly influence demand for John Deere agricultural equipment.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity and/or stabilize financial markets may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be materially impacted by financial regulatory reform which could have an adverse affect on the Company’s and John Deere’s customers by limiting their ability to finance purchases of John Deere products. Governmental policies on taxes and spending can also affect the Company, especially John Deere’s construction and forestry business due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and for different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices will benefit John Deere’s crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies.  Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for the Company’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, and lower business investment.  Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their propensity to purchase John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Sustained low levels or decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to countries using the euro as their currency (the “Eurozone”) that are in financial difficulty and seek such support.

In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent financial stability mechanism, the European Stability Mechanism (the “ESM”), which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries after June 2013. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.

These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations.  In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of the Company and John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for John Deere products.

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

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales worldwide. The Company’s inability to access funds or to access funds at cost effective rates to support its financing activities to the Company’s customers could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provisions for credit losses.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potential high growth markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agricultural and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of the Company’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can also prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes, or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and could compromise the Company’s and its customer’s information,  exposing the Company to liability which would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments processes for purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; and Parla, Spain.

Item 3.  Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its financial statements.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          All of John Deere Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2011 and 2010, the Capital Corporation declared and paid cash dividends of $294 million and $195 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. Industry farm machinery sales in the U.S. and Canada for 2012 are forecast to be up approximately 5 to 10 percent, compared to 2011.  Industry sales in the EU 27 nations of Western and Central Europe are forecast to be about the same in 2012, while sales in the Commonwealth of Independent States are expected to be moderately higher. Sales in Asia are forecast to increase strongly again in 2012. South American industry sales are projected to be approximately the same as 2011. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly. Deere & Company’s agriculture and turf equipment sales increased 21 percent in 2011 and are forecast to increase by about 15 percent for 2012. Construction equipment markets are forecast to slightly improve, while global forestry markets are expected to be about the same in 2012. Deere & Company’s construction and forestry sales increased 45 percent in 2011 and are forecast to increase by about 16 percent in 2012. Net income attributable to the Company in 2012 is expected to decrease to approximately $340 million. The forecast decline from 2011 is primarily due an increase in the provision for credit losses, which is anticipated to return to a more typical level, as well as higher administrative and operating expenses in support of enterprise growth initiatives, partially offset by growth in the portfolio.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for John Deere’s and the Company’s customers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform. Significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

Supported by record 2011 performance, Deere & Company remains well positioned to implement its growth plans and capitalize on positive long-term economic trends. Deere & Company’s strong levels of cash flow are funding growth throughout the world and are being shared with investors in the form of dividends and share repurchases.

2011 Compared with 2010

Consolidated net income was $364 million for the year, compared with $319 million last year. Results were higher primarily due to growth in the portfolio and a lower provision for credit losses, partially offset by narrower financing spreads and a higher effective tax rate. The ratio of earnings to fixed charges was 2.18 to 1 for 2011, compared with 1.89 to 1 for 2010.

Revenues totaled $1,621 million in 2011, compared with $1,682 million in 2010. The decrease was primarily due to lower crop insurance commissions. In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to JDFS. Finance income earned on retail notes totaled $699 million in 2011, compared with $692 million in 2010. The increase was primarily due to a 12 percent increase in the average retail note portfolio balance, partially offset by lower average financing rates. Lease revenues totaled $297 million in 2011, compared with $290 million in 2010. The increase was primarily due to a 10 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $264 million in 2011, compared with $268 million earned during 2010. The decrease was primarily due to lower average financing rates, partially offset by a 5 percent increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $289 million in 2011, compared with $256 million in 2010. The increase was primarily due to a 16 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $406 million in 2011, compared with $441 million in 2010.

Other income totaled $64 million in 2011, compared with $92 million in 2010. The decrease was primarily due to lower interest earned from John Deere.

Interest expense totaled $479 million in 2011, compared with $534 million in 2010. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 3.0 percent in 2010 to 2.7 percent in 2011, partially offset by higher average borrowings.

Administrative and operating expenses totaled $333 million in 2011, compared with $370 million in 2010. The decrease was primarily due to lower crop insurance commission expenses.

The provision for credit losses was $2 million in 2011, compared with $80 million in 2010. The decrease was primarily due to lower net write-offs of construction and forestry equipment retail notes, revolving charge accounts and operating loans as well as a decrease in the allowance for credit losses. Total net write-offs of Receivables financed were $25 million during 2011, compared with $89 million in 2010. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .01 percent for 2011 and .43 percent for 2010.

The provision for income taxes totaled $209 million in 2011, compared with $159 million in 2010. The increase was primarily due to higher pre-tax income and a higher effective tax rate.

Receivables and Leases Acquired and Held

For the 2011 and 2010 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2011	2010	% Change	2011	2010	% Change
Retail notes:
Agriculture and turf equipment	$7,222.4	$6,442.3	12%	$12,712.7	$11,111.3	14%
Construction and forestry equipment	742.6	577.4	29	1,155.5	1,138.3	2
Recreational products				3.5	4.6	(24)
Total retail notes	7,965.0	7,019.7	13	13,871.7	12,254.2	13
Revolving charge accounts	5,087.4	4,629.9	10	2,452.5	2,287.9	7
Wholesale receivables	29,395.2	22,068.6	33	5,211.7	4,658.7	12
Financing leases	250.6	225.0	11	458.7	420.4	9
Operating loans	304.7	333.1	(9)	84.0	239.1	(65)
Equipment on operating leases	707.1	662.1	7	1,232.1	1,141.8	8
Total Receivables and Leases	$43,710.0	$34,938.4	25%	$23,310.7	$21,002.1	11%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment and increased market coverage. Revolving charge account volumes increased primarily as a result of increased farm input costs and increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2011	October 31, 2010
Receivables and Leases administered:
Owned by the Company	$20,387.5	$18,737.2
Owned by the Company — restricted due to securitization	2,923.2	2,264.9
Total Receivables and Leases owned by the Company	23,310.7	21,002.1
Administered - with limited recourse*	28.3	59.6
Administered - without recourse**	10.2	20.6
Total Receivables and Leases administered	$23,349.2	$21,082.3

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2011 and 2010 was $3 million and $5 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2011 and 2010.

Total Receivable amounts 30 days or more past due were $240 million at October 31, 2011, compared with $327 million at October 31, 2010. These past due amounts represented 1.09 percent and 1.65 percent of the Receivables financed at October 31, 2011 and 2010, respectively.  See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $170 million at October 31, 2011, compared with $165 million at October 31, 2010. The Company’s allowance for credit losses on all Receivables financed at October 31, 2011 totaled $126 million and represented .57 percent of the total Receivables financed, compared with $149 million and .75 percent, respectively, at October 31, 2010. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

2010 Compared with 2009

Consolidated net income was $319 million for the fiscal year ended October 31, 2010, compared with $149 million in 2009. Results were higher for 2010 mainly due to improved financing spreads and a lower provision for credit losses. The ratio of earnings to fixed charges was 1.89 to 1 for 2010, compared with 1.28 to 1 for 2009.

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

Receivables and Leases Acquired and Held

For the 2010 and 2009 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31,
	2010	2009	% Change	2010	2009	% Change
Retail notes:
Agriculture and turf equipment	$6,442.3	$5,013.4	29%	$11,111.3	$9,952.0	12%
Construction and forestry equipment	577.4	472.9	22	1,138.3	1,386.0	(18)
Recreational products				4.6	6.2	(26)
Total retail notes	7,019.7	5,486.3	28	12,254.2	11,344.2	8
Revolving charge accounts	4,629.9	4,458.2	4	2,287.9	2,192.5	4
Wholesale receivables	22,068.6	19,610.9	13	4,658.7	3,873.5	20
Financing leases	225.0	189.5	19	420.4	392.8	7
Operating loans	333.1	1,014.3	(67)	239.1	297.0	(19)
Equipment on operating leases	662.1	494.9	34	1,141.8	1,023.2	12
Total Receivables and Leases	$34,938.4	$31,254.1	12%	$21,002.1	$19,123.2	10%

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

Total Receivable amounts 30 days or more past due were $327 million at October 31, 2010, compared with $545 million at October 31, 2009. These past due amounts represented 1.65 percent and 3.01 percent of the Receivables financed at October 31, 2010 and 2009, respectively.

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

Capital Resources and Liquidity

The aggregate net cash provided by operating and financing activities was used primarily to increase Receivables. Net cash provided by operating activities was $719 million in 2011. Net cash provided by financing activities totaled $1,157 million resulting from a net increase in total external borrowings, partially offset by a decrease in borrowings from John Deere and by dividends paid to JDFS, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,882 million in 2011, primarily due to the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collection of Receivables and the proceeds from sales of equipment on operating leases by $1,899 million, and an increase in wholesale receivables of $520 million, partially offset by the collection of notes receivable with John Deere exceeding the cost of notes receivable with John Deere.  In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. Cash and cash equivalents increased $6 million during 2011.

Over the last three years, operating activities have provided $2,228 million in cash. In addition, the proceeds from sales of Receivables provided $55 million, an increase in total net borrowings provided $1,601 million and capital investments from Deere & Company provided $60 million. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $3,345 million, to acquire wholesale receivables of $1,460 million, and to pay $489 million in dividends. Cash and cash equivalents decreased $721 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2011 and 2010 was approximately $760 million and $1,349 million, respectively, while the total cash and cash equivalents position was $362 million and $356 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $55 million and $50 million at October 31, 2011 and 2010, respectively.

At October 31, 2011, the Capital Corporation had a revolving credit agreement to utilize bank conduit facilities to securitize retail notes with a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2011, $1,384 million of secured short-term borrowings was outstanding under the agreement.  During November 2011, the agreement was renewed and the capacity of the agreement was increased to $2,750 million.

During 2011, the Company issued $4,576 million of medium-term notes, obtained $2,211 million of securitization borrowings and maintained an average commercial paper balance of $1,698 million. At October 31, 2011, the Company’s funding profile included $760 million of commercial paper, $2,777 million of securitization borrowings, $1,058 million of intercompany loans from John Deere, $16,043 million of unsecured term debt, and $2,553 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

In April 2011, the Company entered into a $1,106 million public retail note securitization transaction. During 2011, the Company also issued $4,621 million and retired $2,852 million of long-term borrowings, which were primarily medium-term notes.

Total interest-bearing indebtedness amounted to $20,640 million at October 31, 2011, compared with $19,155 million at October 31, 2010. Total short-term indebtedness amounted to $9,250 million at October 31, 2011, compared with $7,703 million at October 31, 2010. Total long-term indebtedness amounted to $11,390 million at October 31, 2011, compared with $11,452 million at October 31, 2010. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.1 to 1 and 7.8 to 1 at October 31, 2011 and 2010, respectively.

Stockholder’s equity was $2,553 million at October 31, 2011, compared with $2,449 million at October 31, 2010. The increase in 2011 was primarily due to net income attributable to the Company of $364 million, unrealized gains on derivatives of $21 million and an increase in cumulative translation adjustment of $14 million, partially offset by dividend payments of $294 million.

In 2011 and 2010, the Capital Corporation declared and paid cash dividends of $294 million and $195 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,001 million at October 31, 2011, $3,721 million of which was unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the total credit lines at October 31, 2011 was a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2013. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. The sovereign debt crisis, in Europe or elsewhere, could continue to negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results. State debt crises also could negatively impact customers, demand for equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity and bond markets, which could negatively affect earnings.

The liquidity and ongoing profitability of the Company depends largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of John Deere’s products. If market uncertainty increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies totaling approximately $1 million at October 31, 2011, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2011 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2011 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
On-balance-sheet
Total debt*	$20,255	**	$7,867	$7,084	$2,251	$3,053
Interest relating to debt	1,570		481	405	334	350
Accounts payable	186		186
Deposits withheld from dealers and merchants	170		58	75	34	3
Off-balance-sheet
Purchase obligations	8		4	4
Operating leases	6		2	3	1
Total	$22,195		$8,598	$7,571	$2,620	$3,406

*                                         Principal payments.

**                                  Securitization borrowings of $2,777 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

The previous table does not include unrecognized tax benefit liabilities of approximately $30 million at October 31, 2011 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 9, 10 and 11, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2011, 2010, and 2009 was $126 million, $149 million, and $158 million, respectively. The decreases in 2011 and 2010 were primarily due to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .17 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .17 percent, the allowance for credit losses at October 31, 2011 would increase or decrease by approximately $38 million.

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

The total operating lease residual values at October 31, 2011, 2010 and 2009 were $859 million, $788 million and $691 million, respectively. The changes in 2011 and 2010 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $33 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2011 and 2010 would have been approximately $98 million and $80 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

The Company is in the process of implementing a new general ledger, accounts payable and procurement system in the U.S. The Company began recording financial activity in this system on November 1, 2011. The new system improves business effectiveness and enables a more integrated process for managing and recording financial information. During the fourth quarter of 2011, there were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2011, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2011 and 2010, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2011 and 2010, were $2,739 thousand and $2,717 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2011 and 2010 were $104 thousand. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2011 and 2010.

All Other Fees

There were no aggregate fees billed for services not included above for the fiscal years ended October 31, 2011 and 2010.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2011 proxy statement.  During the fiscal year ended October 31, 2011, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

Date:                    December 19, 2011

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

Signature	Title		Date

/s/ S. R. Allen	Director, Chairman and	)
S. R. Allen	Principal Executive Officer	)
)
)
/s/ David C. Everitt	Director	)
David C. Everitt		)
)
)
/s/ James M. Field	Director, Senior Vice President	)	December 19, 2011
James M. Field	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ James A. Israel	Director and President	)
James A. Israel		)
)
)
/s/ Jenny R. Kimball	Director	)
Jenny R. Kimball		)

Signature	Title		Date

/s/ M. J. Mack, Jr.	Director	)
M. J. Mack, Jr.		)
)
)
/s/ Daniel C. McCabe	Director	)
Daniel C. McCabe		)
)
)
/s/ Stephen Pullin	Director	)	December 19, 2011
Stephen Pullin		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

Deloitte & Touche LLP
111 S. Wacker Drive
Chicago, Illinois 60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related statements of consolidated income, of changes in consolidated stockholder’s equity, and of consolidated cash flows for each of the three years in the period ended October 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 19, 2011

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Years Ended October 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
Revenues
Finance income earned on retail notes	$699.3	$691.7	$743.6
Lease revenues	297.2	290.3	312.9
Revolving charge account income	263.8	267.8	242.1
Finance income earned on wholesale receivables	289.3	256.0	297.7
Operating loan income	7.4	10.3	14.0
Crop insurance commissions		74.6	83.3
Other income - net	64.4	91.6	62.6
Total revenues	1,621.4	1,682.3	1,756.2
Expenses
Interest expense	479.3	533.6	788.5
Operating expenses:
Administrative and operating expenses	332.8	369.9	333.2
Provision for credit losses	1.9	79.7	177.5
Fees paid to John Deere	43.4	34.1	30.6
Depreciation of equipment on operating leases	192.4	187.1	204.5
Total operating expenses	570.5	670.8	745.8
Total expenses	1,049.8	1,204.4	1,534.3
Income of consolidated group before income taxes	571.6	477.9	221.9
Provision for income taxes	209.2	159.4	73.2
Income of consolidated group	362.4	318.5	148.7
Equity in income of unconsolidated affiliates	1.2	.9	.5
Net income	363.6	319.4	149.2
Less: Net income attributable to noncontrolling interest
Net income attributable to the Company	$363.6	$319.4	$149.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2011 and 2010

(in millions)

	2011	2010
Assets
Cash and cash equivalents	$362.1	$355.7
Receivables:
Retail notes	10,948.5	9,989.3
Retail notes securitized	2,923.2	2,264.9
Revolving charge accounts	2,452.5	2,287.9
Wholesale receivables	5,211.7	4,658.7
Financing leases	458.7	420.4
Operating loans	84.0	239.1
Total receivables	22,078.6	19,860.3
Allowance for credit losses	(126.3)	(148.6)
Total receivables — net	21,952.3	19,711.7
Other receivables	25.8	22.3
Receivable from John Deere	169.3
Equipment on operating leases — net	1,232.1	1,141.8
Notes receivable from John Deere		575.5
Investments in unconsolidated affiliates	8.1	7.0
Other assets	581.6	810.5
Total Assets	$24,331.3	$22,624.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$761.2	$1,349.5
Securitization borrowings	2,777.4	2,208.8
John Deere	1,057.9	1,255.6
Current maturities of long-term borrowings	4,653.1	2,888.8
Total short-term borrowings	9,249.6	7,702.7
Other payables to John Deere	21.0
Accounts payable and accrued expenses	671.3	694.2
Deposits withheld from dealers and merchants	170.0	164.8
Deferred income taxes	276.4	161.7
Long-term borrowings	11,389.6	11,452.0
Total liabilities	21,777.9	20,175.4
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8
Retained earnings	1,226.1	1,156.5
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	62.4	48.6
Unrealized loss on derivatives	(8.3)	(29.2)
Total accumulated other comprehensive income (loss)	54.1	19.4
Total Company stockholder’s equity	2,553.0	2,448.7
Noncontrolling interests	.4	.4
Total stockholder’s equity	2,553.4	2,449.1
Total Liabilities and Stockholder’s Equity	$24,331.3	$22,624.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$363.6	$319.4	$149.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1.9	79.7	177.5
Provision for depreciation and amortization	211.8	204.4	215.2
Provision for deferred income taxes	103.3	86.9	1.3
Undistributed earnings of unconsolidated affiliates	(1.0)	(.9)	(.5)
Change in accounts payable and accrued expenses	26.9	(27.4)	26.5
Change in accrued income taxes payable/receivable	(28.7)	12.5	7.7
Other	40.9	292.8	(35.2)
Net cash provided by operating activities	718.7	967.4	541.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(13,607.7)	(12,207.7)	(11,148.3)
Collections of receivables (excluding wholesale)	11,983.6	11,073.4	11,319.0
Increase in wholesale receivables - net	(520.2)	(758.7)	(180.6)
Cost of equipment on operating leases acquired	(707.1)	(662.1)	(494.9)
Proceeds from sales of equipment on operating leases	431.9	371.3	303.3
Purchases of property and equipment	(1.7)	(2.3)	(30.1)
Cost of notes receivable with John Deere	(24.5)	(123.3)	(288.7)
Collection of notes receivable with John Deere	600.0	287.0	348.8
Proceeds from sales of receivables	2.4	18.3	34.0
Change in restricted cash	(.6)	(6.4)	(34.5)
Increase (decrease) in collateral on derivatives received - net	(60.7)	6.9	78.4
Other	22.8	.4	(22.0)
Net cash used for investing activities	(1,881.8)	(2,003.2)	(115.6)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable — net	(649.2)	1,292.3	(2,878.2)
Increase (decrease) in securitization borrowings — net	568.5	(900.3)	1,490.8
Increase (decrease) in payable to John Deere — net	(209.5)	1,229.2	(306.3)
Proceeds from issuance of long-term borrowings	4,620.5	1,653.8	4,246.6
Payments of long-term borrowings	(2,851.9)	(2,535.6)	(3,169.6)
Dividends paid	(294.0)	(195.0)
Capital investment			60.0
Debt issuance costs	(27.8)	(17.9)	(113.4)
Net cash provided by (used for) financing activities	1,156.6	526.5	(670.1)

Effect of exchange rate changes on cash and cash equivalents	12.9	(5.6)	32.0
Net increase (decrease) in cash and cash equivalents	6.4	(514.9)	(212.0)
Cash and cash equivalents at the beginning of year	355.7	870.6	1,082.6
Cash and cash equivalents at the end of year	$362.1	$355.7	$870.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2009, 2010 and 2011

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Comprehensive Income (Loss)	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2008	$2,065.3		$1,212.8	$882.9	$(30.8)	$.4
Net income	149.2	$149.2		149.2
Other comprehensive income (loss)
Cumulative translation adjustment	46.6	46.6			46.6
Unrealized loss on derivatives	(4.1)	(4.1)			(4.1)
Total comprehensive income	191.7	$191.7
Capital investment	60.0		60.0
Balance October 31, 2009	2,317.0		1,272.8	1,032.1	11.7	.4
Net income	319.4	$319.4		319.4
Other comprehensive income (loss)
Cumulative translation adjustment	(7.2)	(7.2)			(7.2)
Unrealized gain on derivatives	14.9	14.9			14.9
Total comprehensive income	327.1	$327.1
Dividends paid	(195.0)			(195.0)
Balance October 31, 2010	2,449.1		1,272.8	1,156.5	19.4	.4
Net income	363.6	$363.6		363.6
Other comprehensive income (loss)
Cumulative translation adjustment	13.8	13.8			13.8
Unrealized gain on derivatives	20.9	20.9			20.9
Total comprehensive income	398.3	$398.3
Dividends paid	(294.0)			(294.0)
Balance October 31, 2011	$2,553.4		$1,272.8	$1,226.1	$54.1	$.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Asia, Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to JDFS at its carrying value of $.3 million.

Retail notes, revolving charge accounts, wholesale receivables, financing leases and operating loans are collectively called “Receivables.” Receivables and operating leases are collectively called “Receivables and Leases.”

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and customer guarantees from certain John Deere dealers and John Deere Financial multi-use (formerly known as Farm Plan™) and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

Principles of Consolidation

The consolidated financial statements include the financial statements of John Deere Capital Corporation and its subsidiaries. The consolidated financial statements represent primarily the consolidation of all companies in which John Deere Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the Capital Corporation has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Capital Corporation records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 24).

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

Variable Interest Entities

The Capital Corporation is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. These restricted retail notes are included in the retail notes securitized shown in the table in Note 6.

During the fourth quarter of 2010, the Capital Corporation began utilizing a legal entity that served as a centralized hedging center. This entity was created by the parent of the Capital Corporation, JDFS, to more efficiently manage counterparty credit risk to the banking sector and to better facilitate collateral posting requirements. The Capital Corporation was the primary beneficiary of and consolidated this entity as a VIE. The Capital Corporation would absorb a majority of the VIE’s expected losses based on the externally and internally matched derivative structure described below. From time to time, the VIE would enter into derivative agreements with external counterparties to more efficiently manage exposures of the Capital Corporation arising in the normal course of business. When the VIE entered into the derivative transactions with the external counterparty, the VIE simultaneously entered into a derivative transaction with the Capital Corporation. Except for collateral provisions, the terms of the derivative transaction between the VIE and Capital Corporation were structured to offset the terms of the transaction between the VIE and the external counterparty. In addition to this derivative structure, the Capital Corporation would also absorb credit losses of the VIE through a loss sharing agreement. This agreement required the Capital Corporation to absorb any credit losses the VIE incurred on derivative transactions the VIE entered into to manage exposures of the Capital Corporation. No additional support of the VIE beyond what was previously contractually required was provided during 2010. The assets of the VIE that were consolidated at October 31, 2010 totaled $7.3 million and consisted primarily of other assets related to derivative agreements transacted with external counterparties. The liabilities of the VIE totaled $7.3 million and consisted primarily of accounts payable and accrued expenses related to derivative agreements transacted between the VIE and the Capital Corporation. Upon consolidation of the VIE the $7.3 million accounts payable and accrued expenses were eliminated against $7.3 million of the Capital Corporation’s other assets. The gains and losses the VIE experienced on external derivative agreements were financed by the related gains and losses on the internally matched derivative agreements transacted with the Capital Corporation. The external counterparties of the VIE did not have recourse to the general credit of the Capital Corporation. Payment obligations of the VIE on derivative transactions with external counterparties were guaranteed by Deere & Company, the parent of JDFS.

During the first quarter of 2011, the VIE created by the Capital Corporation’s parent, JDFS, that serves as a centralized hedging center, was merged into JDFS. As a result, the VIE was deconsolidated with no gains or losses recognized. All of the Capital Corporation’s derivative agreements and transactions outstanding with the VIE at the time of the merger were assumed by JDFS. In conjunction with this merger, the Capital Corporation began utilizing JDFS as a centralized hedging center to execute certain derivative transactions. Further detail regarding the structure of this centralized hedging center can be found in Note 22.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 6). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Retail notes securitized.”  The Company recognizes finance income over the lives of these retail notes using the interest method.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net (loss) gain for foreign exchange in 2011, 2010 and 2009 was ($31.9) million, ($32.1) million and $7.0 million, respectively.

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

In the fourth quarter of 2011, the Company adopted FASB ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends ASC 310, Receivables. This ASU states that a troubled debt restructuring occurs when a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. Certain disclosures are required for transactions that qualify as troubled debt restructurings. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The effective date will be the second quarter of fiscal year 2012. The adoption will not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The effective date will be the first quarter of fiscal year 2013 and must be applied retrospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. The effective date will be the first quarter of fiscal year 2013 with early adoption permitted. The adoption will have no effect on the Company’s consolidated financial statements.

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

Retail notes receivable by product category at October 31 are as follows (in millions of dollars):

	2011		2010
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf equipment – new	$6,151.5	$1,105.2	$5,725.7	$818.5
Agriculture and turf equipment – used	4,282.4	1,491.6	3,818.2	1,046.0
Construction and forestry equipment – new	661.1	278.7	556.0	356.8
Construction and forestry equipment – used	159.4	84.0	179.5	70.4
Recreational products	3.5		4.6
Total	11,257.9	2,959.5	10,284.0	2,291.7
Unearned finance income	(309.4)	(36.3)	(294.7)	(26.8)
Retail notes receivable	$10,948.5	$2,923.2	$9,989.3	$2,264.9

Retail notes acquired by the Company during the years ended October 31, 2011, 2010 and 2009 had an average original term (based on dollar amounts) of 54 months, 55 months and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2011, 2010 and 2009 was 34 months, 36 months and 36 months, respectively.

Gross retail note installments at October 31 are scheduled to be received as follows (in millions of dollars):

	2011		2010
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$3,605.0	$1,192.4	$3,333.1	$1,043.3
13-24 months	2,762.5	806.8	2,542.0	662.4
25-36 months	2,200.4	523.6	1,971.9	390.8
37-48 months	1,558.4	305.4	1,387.0	158.9
49-60 months	928.7	119.0	842.4	34.6
Over 60 months	202.9	12.3	207.6	1.7
Total	$11,257.9	$2,959.5	$10,284.0	$2,291.7

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2011, 2010 and 2009, the Company received proceeds from the sales of Receivables of $2 million, $18 million and $34 million, respectively. The Company acts as agent for the buyers in collection and administration for virtually all of the Receivables it has sold. All Receivables sold are collateralized by security agreements on the related equipment. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2011, 2010 and 2009 was $3 million, $5 million and $7 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2011, 2010 and 2009, the balance of all Receivables and Leases administered, but not owned by the Company, was $39 million, $80 million and $128 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2011, the average effective yield on retail notes held by the Company was approximately 5.5 percent, compared with 6.1 percent in 2010 and 6.8 percent in 2009. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 20 percent, 24 percent and 25 percent in 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $140 million, $164 million and $187 million, respectively.

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

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial multi-use, PowerPlan® and the John Deere Financial Revolving Plan. John Deere Financial multi-use is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants offer John Deere Financial multi-use as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial multi-use income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and services, and is otherwise similar to John Deere Financial multi-use.  Merchants offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by merchants for transaction processing and support, and finance charges paid by customers on their outstanding account balances.  The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge accounts receivable at October 31, 2011 and 2010 totaled $2,452 million and $2,288 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all of wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2011 and 2010 totaled $5,212 million and $4,659 million, respectively.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2011, 2010 and 2009, the compensation earned from John Deere on trade receivables for waiver of finance charges or reduced rates was $169 million, $161 million and $214 million, respectively.

Financing Leases

The Company leases agriculture and turf equipment and construction and forestry equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term using the interest method. Net costs incurred in the acquisition of financing leases are deferred and recognized over the expected lives of the financing leases using the interest method.

Financing leases receivable by product category at October 31 are as follows (in millions of dollars):

	2011	2010
Agriculture and turf equipment	$325.1	$298.2
Construction and forestry equipment	148.0	144.8
Total	473.1	443.0
Estimated residual values	51.2	39.1
Unearned finance income	(65.6)	(61.7)
Financing leases receivable	$458.7	$420.4

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 are scheduled as follows (in millions of dollars):

	2011	2010
Due in:
0-12 months	$188.8	$175.3
13-24 months	127.9	120.5
25-36 months	84.7	80.7
37-48 months	50.3	42.1
Over 48 months	21.4	24.4
Total	$473.1	$443.0

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2011, 2010 and 2009, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $1 million.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Operating Loans

Operating loan income is generated primarily by operating loans that are offered through several leading farm input providers, through direct relationships with agricultural producers to finance the acquisition of materials such as seeds and fertilizers or through agribusinesses. Income on this product is generated from finance charges paid by customers on their outstanding account balances. Operating loans receivable totaled $84 million and $239 million at October 31, 2011 and 2010, respectively.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company generally retains as collateral a security interest in the goods associated with Receivables other than certain revolving charge accounts.

Note 5. Allowance for Credit Losses and Credit Quality of Receivables

Delinquencies

Past due balances of Receivables represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. When a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

An aging of past due and non-performing Receivables at October 31, 2011 is as follows (in millions of dollars):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$76.1	$25.4	$20.3	$121.8
Construction and forestry equipment	43.6	19.0	11.2	73.8
Recreational products
Revolving charge accounts:
Agriculture and turf equipment	15.2	5.7	2.8	23.7
Construction and forestry equipment	2.1	.8	.4	3.3
Wholesale receivables:
Agriculture and turf equipment	1.5	3.0	.6	5.1
Construction and forestry equipment	.4		.2	.6
Financing leases:
Agriculture and turf equipment	4.7	3.4	1.1	9.2
Construction and forestry equipment	.8	1.1	.3	2.2
Operating loans:
Agriculture and turf equipment
Total Receivables	$144.4	$58.4	$36.9	$239.7

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$121.8	$41.1	$12,549.8	$12,712.7
Construction and forestry equipment	73.8	16.9	1,064.8	1,155.5
Recreational products		.1	3.4	3.5
Revolving charge accounts:
Agriculture and turf equipment	23.7	1.5	2,364.7	2,389.9
Construction and forestry equipment	3.3		59.3	62.6
Wholesale receivables:
Agriculture and turf equipment	5.1	4.7	4,350.2	4,360.0
Construction and forestry equipment	.6		851.1	851.7
Financing leases:
Agriculture and turf equipment	9.2	10.2	299.3	318.7
Construction and forestry equipment	2.2	3.0	134.8	140.0
Operating loans:
Agriculture and turf equipment		1.5	82.5	84.0
Total Receivables	$239.7	$79.0	$21,759.9	$22,078.6

*        Receivables that are 90 days or greater past due and still accruing finance income.

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables during 2011 is as follows (in millions of dollars):

	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of year balance	$82.1	$43.3	$7.4	$15.8	$148.6
Provision (credit) for credit losses	(6.9)	7.3	(1.1)	2.6	1.9
Write-offs	(14.9)	(39.1)	(.6)	(6.9)	(61.5)
Recoveries	7.2	28.2	.1	1.3	36.8
Other changes (primarily translation adjustments)	.3		.2		.5
End of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Balance individually evaluated *	$.5		$.2	$.3	$1.0

Receivables:
End of year balance	$13,871.7	$2,452.5	$5,211.7	$542.7	$22,078.6
Balance individually evaluated *	$11.0	$.2	$4.8	$2.1	$18.1

*     Remainder is collectively evaluated.

A comparative analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2011	2010	2009
Beginning of year balance	$148.6	$158.2	$105.2
Provision for credit losses	1.9	79.7	177.5
Write-offs	(61.5)	(120.2)	(147.6)
Recoveries	36.8	30.9	21.7
Other changes (primarily translation adjustments)	.5		1.4
End of year balance	$126.3	$148.6	$158.2

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non-performing.

An analysis of impaired Receivables at October 31, 2011 was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$.8	$.8	$.5	$.8
Revolving charge accounts
Wholesale receivables	4.5	4.5	.2	4.5
Financing leases				.2
Operating loans	.5	.5	.3	2.0
Total	5.8	5.8	1.0	7.5

Receivables without specific allowance:
Retail notes	7.8	7.7		9.9
Wholesale receivables	.3	.3		.3
Total	$13.9	$13.8	$1.0	$17.7
Agriculture and turf	$11.0	$10.9	$1.0	$13.5
Construction and forestry	$2.9	$2.9	$	$4.2

*                 Finance income recognized was not material.

Investments in Receivables on non-accrual status at October 31, 2011 and 2010 were $79 million and $120 million, respectively. Total Receivable amounts 30 days or more past due were $240 million at October 31, 2011, compared with $327 million at October 31, 2010. These past due amounts represented 1.09 percent and 1.65 percent of the Receivables financed at October 31, 2011 and 2010, respectively. The allowance for credit losses represented .57 percent and .75 percent of Receivables outstanding at October 31, 2011 and 2010, respectively. In addition, at October 31, 2011 and 2010, the Company had $170 million and $165 million, respectively, of deposits primarily withheld from John Deere dealers available for certain potential credit losses originating from those dealers.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2011, the Company identified 208 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $9.7 million pre-modification and $8.4 million post-modification.  During this same period, the Company’s troubled debt restructurings that subsequently defaulted and were written off were not material. At October 31, 2011, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(5.3)	(.05)%	$(6.6)	(.07)%	$(8.0)	(.09)%
Construction and forestry equipment	(9.5)	(.84)	(23.1)	(1.89)	(62.4)	(3.76)
Recreational products	(.1)	(2.38)	(.4)	(7.27)	(1.2)	(15.58)
Total retail notes	(14.9)	(.12)	(30.1)	(.27)	(71.6)	(.65)
Revolving charge accounts	(39.1)	(1.77)	(70.9)	(3.38)	(68.6)	(3.72)
Wholesale receivables	(.6)	(.01)	.7	.02	(3.0)	( .07)
Financing leases	(3.6)	(.84)	(2.4)	(.62)	(4.4)	(1.13)
Operating loans	(3.3)	(1.91)	(17.5)	(7.79)
Total write-offs	(61.5)	(.30)	(120.2)	(.65)	(147.6)	(.82)
Recoveries:
Retail notes:
Agriculture and turf equipment	3.6	.03	3.8	.04	3.9	.04
Construction and forestry equipment	3.5	.31	3.2	.26	2.6	.16
Recreational products	.1	2.38	.2	3.64	.2	2.60
Total retail notes	7.2	.06	7.2	.06	6.7	.06
Revolving charge accounts	28.2	1.28	22.7	1.08	13.8	.75
Wholesale receivables	.1	.00	.4	.01	.3	.01
Financing leases	.1	.02	.4	.10	.4	.10
Operating loans	1.2	.69	.2	.09	.5	.14
Total recoveries	36.8	.18	30.9	.17	21.7	.12
Total net write-offs	$(24.7)	(.12)	$(89.3)	(.48)	$(125.9)	(.70)

Note 6. Securitization of Receivables

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into VIEs that are SPEs, or a non-VIE banking operation, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIE is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,523 million and $1,739 million at October 31, 2011 and 2010, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $1,395 million and $1,654 million at October 31, 2011 and 2010, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $369 million and liabilities (securitization borrowings and accounts payable and accrued expenses) of $346 million at October 31, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,109 million and $589 million at October 31, 2011 and 2010, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,038 million and $557 million at October 31, 2011 and 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

2011
Carrying value of liabilities	$1,038.2
Maximum exposure to loss	1,108.9

The total assets of unconsolidated VIEs related to securitizations were approximately $23 billion at October 31, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2011	2010
Retail notes securitized	$2,923.2	$2,264.9
Allowance for credit losses	(18.2)	(26.6)
Other assets	96.3	90.0
Total restricted securitized assets	$3,001.3	$2,328.3

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2011	2010
Securitization borrowings	$2,777.4	$2,208.8
Accounts payable and accrued expenses	1.4	1.8
Total liabilities related to restricted securitized assets	$2,778.8	$2,210.6

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2011, the maximum remaining term of all securitized retail notes was approximately seven years.

Note 7. Equipment on Operating Leases

Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2011, 2010 and 2009, the Company recorded impairment losses on operating leases of $.8 million, $1.3 million and $7.7 million, respectively.

The cost of equipment on operating leases by product category at October 31 is as follows (in millions of dollars):

	2011	2010
Agriculture and turf equipment	$1,105.9	$971.2
Construction and forestry equipment	472.1	521.4
Total	1,578.0	1,492.6
Accumulated depreciation	(345.9)	(350.8)
Equipment on operating leases — net	$1,232.1	$1,141.8

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 are scheduled as follows (in millions of dollars):

	2011	2010
Due in:
0-12 months	$215.5	$213.2
13-24 months	128.8	123.4
25-36 months	64.9	64.1
37-48 months	27.7	30.8
Over 48 months	4.1	5.8
Total	$441.0	$437.3

As with construction and forestry retail notes, there are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2011, 2010 and 2009, the operating lease revenue earned from John Deere was $6 million, $7 million and $9 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) with any payment amounts 30 days or more past the contractual payment due date. These amounts were $25.6 million, $25.2 million and $78.4 million at October 31, 2011, 2010 and 2009, respectively.

Note 8. Notes Receivable from John Deere

The Company made loans to John Deere Renewables, LLC, an affiliated company that had investments in wind energy projects. In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. Notes receivable from John Deere related to wind energy loans at October 31, 2010 were $576 million. The Company received interest from John Deere at competitive market interest rates. During 2011, 2010 and 2009, the interest earned from John Deere was $4 million, $43 million and $41 million, respectively.

Note 9. Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2011		2010
Commercial paper and other notes payable	$761.2		$1,349.5
Securitization borrowings	2,777.4		2,208.8
John Deere	1,057.9		1,255.6
Current maturities of long-term borrowings	4,653.1	*	2,888.8	*
Total	$9,249.6		$7,702.7

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,777 million at October 31, 2011 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2012 - $1,447, 2013 - $775, 2014 - $358, 2015 - $150, 2016 - $44 and 2017 - $3. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2011 and 2010, was 1.1 percent and .9 percent, respectively.

Lines of credit available from U.S. and foreign banks were $5,001 million at October 31, 2011. Some of these credit lines are available to both John Deere Capital Corporation and Deere & Company. At October 31, 2011, $3,721 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization.

Included in the above lines of credit were long-term credit facility agreements for $2,750 million, expiring in April 2015, and $1,500 million, expiring in April 2013. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2011		2010
Senior Debt:
Medium-term notes due 2012-2018 (principal $10,372 - 2011, $8,822 - 2010):	$10,687.7	*	$9,145.1	*
Average interest rate of 2.0% - 2011, 3.2% - 2010
7% Notes due 2012 ($1,500 principal):			1,594.1	*
Swapped $500 in 2010 to variable interest rate of 1.3% - 2010
5.10% Debentures due 2013 ($650 principal):	678.8	*	703.2	*
Swapped $450 to variable interest rate of 1.1% - 2011
Swapped $650 to variable interest rate of 1.0% - 2010
Other Notes	36.1		25.6
Total senior debt	11,402.6		11,468.0
Unamortized debt discount	(13.0)		(16.0)
Total **	$11,389.6		$11,452.0

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2012 - $4,602, 2013 - $3,865, 2014 - $2,087, 2015 - $572, and 2016 - $1,484.

Note 11. Leases

Total rental expense for operating leases was $3 million for 2011, 2010 and 2009, respectively. At October 31, 2011, future minimum lease payments under operating leases amounted to $6 million as follows (in millions of dollars): 2012 - $2, 2013 - $2, 2014 - $1 and 2015 - $1.

Note 12. Common Stock

All of John Deere Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2011 or 2010. At October 31, 2011 and 2010, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 13. Dividends

In 2011 and 2010, the Capital Corporation declared and paid cash dividends of $294 million and $195 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 14. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $5.2 million in 2011, $9.0 million in 2010 and $3.9 million in 2009. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company.  The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $8.1 million in 2011, $7.4 million in 2010 and $3.5 million in 2009. Further disclosure for these plans is included in the notes to the Deere & Company 2011 Annual Report on Form 10-K.

Note 15. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2011, 2010 and 2009, the total share-based compensation expense was $5.1 million, $6.0 million and $5.1 million, respectively, with an income tax benefit recognized in net income of $1.9 million, $2.2 million and $1.9 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2011 Annual Report on Form 10-K.

Note 16. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2011	2010	2009
Current:
U.S.:
Federal	$66.5	$50.3	$52.6
State	14.4	1.0	3.3
Foreign	25.0	21.2	16.0
Total current	105.9	72.5	71.9

Deferred:
U.S.:
Federal	98.1	88.6	4.6
State	2.8	(1.4)	(2.7)
Foreign	2.4	(.3)	(.6)
Total deferred	103.3	86.9	1.3
Provision for income taxes	$209.2	$159.4	$73.2

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2011	2010	2009
U.S. federal income tax provision at a statutory rate of 35 percent	$200.1	$167.3	$77.7
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.6)	(1.6)	(1.7)
Tax rates on foreign activities	(5.5)	(3.8)	(3.4)
State and local income taxes, net of federal income tax benefit	11.2	(.3)	.4
Other – net	5.0	(2.2)	.2
Provision for income taxes	$209.2	$159.4	$73.2

At October 31, 2011, accumulated earnings in certain subsidiaries outside the U.S. totaled $180.3 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical. At October 31, 2011, the amount of cash and cash equivalents held by these foreign subsidiaries was $55.1 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 is as follows (in millions of dollars):

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$340.1		$248.9
Tax over book depreciation		7.6		7.6
Deferred retail note finance income		3.0		6.2
Allowance for credit losses	$53.2		$77.5
Unrealized gain/loss on derivatives	4.3		15.7
Accrual for retirement and other benefits	9.4		10.9
Federal taxes on deferred state tax deductions	8.8		4.9
Tax loss and tax credit carryforwards	4.4		3.2
Miscellaneous accruals and other		5.8		11.2
Deferred income tax assets and liabilities	$80.1	$356.5	$112.2	$273.9

At October 31, 2011, certain tax loss and tax credit carryforwards of $4.4 million were available, expiring from 2012 through 2031.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 is as follows (in millions of dollars):

	2011	2010	2009
Beginning of year balance	$30.3	$38.5	$35.0
Increases to tax positions taken during the current year	10.6	8.9	13.2
Increases to tax positions taken during prior years	5.9	.4	1.7
Decreases to tax positions taken during prior years	(14.7)	(14.4)	(10.9)
Decreases due to lapse of statute of limitations	(2.1)	(1.4)	(1.0)
Settlements	(.1)	(1.5)
Foreign exchange	.1	(.2)	.5
End of year balance	$30.0	$30.3	$38.5

The amount of unrecognized tax benefits at October 31, 2011 that would affect the effective tax rate if the tax benefits were recognized was $14.4 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of the Company’s federal income tax returns for periods prior to 2009. The years 2009 and 2010 federal income tax returns are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2011, 2010 and 2009, the total amount of expense (credit) from interest and penalties was $3.8 million, ($1.6) million and ($1.0) million and the interest income was not material for any of the periods. During 2010 and 2009, the expense from interest and penalties includes reversals of interest and penalties of $2.3 million and $1.6 million, respectively, due to audit settlements. At October 31, 2011 and 2010, the liability for accrued interest and penalties totaled $12.5 million and $8.8 million, respectively.

Note 17.  Administrative and Operating Expenses

The major components of administrative and operating expenses are as follows (in millions of dollars):

	2011	2010	2009
Compensation and benefits	$207.9	$207.2	$171.6
Crop insurance commission expenses		52.0	72.5
Other	124.9	110.7	89.1
Total	$332.8	$369.9	$333.2

Note 18.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2011, 2010 and 2009 were $486 million, $537 million and $743 million, respectively. Cash payments for income taxes during these same periods were $125 million, $60 million and $59 million, respectively.

Note 19.  Commitments and Contingencies

At October 31, 2011, John Deere Credit Inc., the John Deere finance subsidiary in Canada, had $254 million of commercial paper, $1,893 million of medium-term notes outstanding, and a fair value liability of $12 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $668 million that were guaranteed by the Company.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.6 billion at October 31, 2011. The amount of unused commitments to extend credit to customers was $31.2 billion at October 31, 2011. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2011, the Company had restricted other assets of $9 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingencies totaling approximately $1 million at October 31, 2011, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2011.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

Note 20. Other Comprehensive Income Items

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2009
Cumulative translation adjustment	$46.6		$46.6
Unrealized loss on derivatives:
Hedging loss	(90.2)	$31.3	(58.9)
Reclassification of realized loss to net income	84.0	(29.2)	54.8
Net unrealized loss on derivatives	(6.2)	2.1	(4.1)
Total other comprehensive income	$40.4	$2.1	$42.5

2010
Cumulative translation adjustment	$(7.2)		$(7.2)
Unrealized gain on derivatives:
Hedging loss	(55.8)	$19.1	(36.7)
Reclassification of realized loss to net income	78.4	(26.8)	51.6
Net unrealized gain on derivatives	22.6	(7.7)	14.9
Total other comprehensive income (loss)	$15.4	$(7.7)	$7.7

2011
Cumulative translation adjustment	$13.8		$13.8
Unrealized gain on derivatives:
Hedging gain	31.4	$(11.1)	20.3
Reclassification of realized loss to net income	.9	(.3)	.6
Net unrealized gain on derivatives	32.3	(11.4)	20.9
Total other comprehensive income (loss)	$46.1	$(11.4)	$34.7

Note 21.  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values at October 31 are as follows (in millions of dollars):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Receivables financed - net	$19,047	$19,034	$17,474	$17,509

Retail notes securitized - net	$2,905	$2,907	$2,238	$2,257

Securitization borrowings	$2,777	$2,789	$2,209	$2,229

Current maturities of long-term borrowings	$4,653	$4,704	$2,889	$2,922

Long-term borrowings	$11,390	$11,751	$11,452	$11,952

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2011	2010
Receivable from John Deere
Derivatives:
Interest rate contracts	$168.4
Cross-currency interest rate contracts	.9
Other assets
Derivatives:
Interest rate contracts	268.6	$454.3
Foreign exchange contracts		4.0
Cross-currency interest rate contracts	1.6	2.9
Total assets*	$439.5	$461.2

Other payables to John Deere
Derivatives:
Interest rate contracts	$19.6
Cross-currency interest rate contracts	1.4
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	37.0	$31.2
Foreign exchange contracts	47.6	4.5
Cross-currency interest rate contracts	5.7	48.2
Total liabilities	$111.3	$83.9

*                                         Excluded from this table are the Company’s cash and cash equivalents, which are carried at cost that approximates fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 were as follows (in millions of dollars):

	Fair Value*		Losses
	2011	2010	2011	2010	2009
Receivables:
Retail notes	$.3	$1.7		$.1	$3.7
Wholesale receivables	4.3	16.9	$.3	1.9	1.5
Financing leases		.2			1.4
Operating loans	.2	1.1		2.7	14.4
Total Receivables	$4.8	$19.9	$.3	$4.7	$21.0

*                                         Does not include cost to sell.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs. There were no assets or liabilities valued using Level 1 measurements at October 31, 2011 and 2010.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at October 31, 2011 and 2010 was none and $16 million, respectively. The Company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include collateral support arrangements. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $270 million and $461 million as of October 31, 2011 and 2010, respectively. The amount of collateral received at October 31, 2011 and 2010 to offset this potential maximum loss was $25 million and $85 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $38 million and $52 million as of October 31, 2011 and 2010, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2011 and 2010.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $151 million as of October 31, 2011.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2011 and 2010 were $1,350 million and $1,060 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $853 million and $849 million at October 31, 2011 and 2010, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2011 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 35 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2011 and 2010 were $7,276 million and $5,979 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $4 million and not material during 2011 and 2010, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2011	2010
Interest rate contracts *	$16.6	$133.6
Borrowings **	(20.3)	(133.2)

*                                         Includes changes in fair value of interest rate contracts excluding net accrued interest income of $160.7 million and $204.2 million during 2011 and 2010, respectively.

**                                  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $250.2 million and $304.0 million during 2011 and 2010, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2011 and 2010 were $2,361 million and $2,009 million, the foreign exchange contracts were $979 million and $1,000 million, and the cross-currency interest rate contracts were $52 million and $60 million, respectively. At October 31, 2011 and 2010, there were also $1,402 million and $1,055 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2011	2010

Receivable from John Deere
Designated as hedging instruments:
Interest rate contracts	$133.1

Not designated as hedging instruments:
Interest rate contracts	35.3
Cross-currency interest rate contracts	.9
Total not designated	36.2

Other Assets
Designated as hedging instruments:
Interest rate contracts	237.2	$418.0

Not designated as hedging instruments:
Interest rate contracts	31.4	36.3
Foreign exchange contracts		4.0
Cross-currency interest rate contracts	1.6	2.9
Total not designated	33.0	43.2

Total derivatives	$439.5	$461.2

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$13.4
Cross-currency interest rate contracts	1.4
Total designated	14.8

Not designated as hedging instruments:
Interest rate contracts	6.2

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts		$17.5
Cross-currency interest rate contracts	5.5	46.9
Total designated	5.5	64.4

Not designated as hedging instruments:
Interest rate contracts	37.0	13.7
Foreign exchange contracts	47.6	4.5
Cross-currency interest rate contracts	.2	1.3
Total not designated	84.8	19.5

Total derivatives	$111.3	$83.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI Classification	2011	2010	2009
Fair Value Hedges
Interest rate contracts	Interest expense	$177.3	$337.8	$378.5

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(4.7)	(14.0)	(90.2)
Foreign exchange contracts	OCI (pretax) *	36.1	(41.8)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(20.2)	(67.2)	(84.0)
Foreign exchange contracts	Administrative and operating expenses *	19.3	(11.2)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest expense*	**	**	**
Foreign exchange contracts	Administrative and operating expenses*	**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(.1)	$32.2	$1.3
Foreign exchange contracts	Administrative and operating expenses *	(78.3)	(80.1)	(47.6)
Total not designated		$(78.4)	$(47.9)	$(46.3)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions during 2011 was $194 million. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above relate only to activity that took place between the merger date and October 31, 2011.

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

Geographic area information for the years ended October 31, 2011, 2010 and 2009 is presented below (in millions of dollars):

	2011	2010	2009
Revenues:
U.S.	$1,387	$1,496	$1,567
Outside the U.S.	234	186	189
Total	$1,621	$1,682	$1,756

Operating profit:
U.S.	$474	$409	$165
Outside the U.S.	98	69	57
Total	$572	$478	$222

Receivables:
U.S.	$18,618	$16,918	$15,223
Outside the U.S.	3,461	2,942	2,877
Total	$22,079	$19,860	$18,100

Note 24.  Unconsolidated Affiliated Companies

The Capital Corporation’s unconsolidated affiliated companies are those in which it generally maintains 20 to 50 percent ownership. The Capital Corporation does not control these companies and accounts for its investments in them on the equity basis. The Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income of unconsolidated affiliates.” The investment in these companies is recorded in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Summarized financial information of the unconsolidated affiliated companies is as follows (in millions of dollars):

	Year Ended October 31,
	2011	2010	2009
Operations:
Finance income	$9.9	$9.5	$8.7
Net income	2.3	1.7	1.0
The Company’s equity in net income	1.2	.9	.5

	October 31,
	2011	2010
Financial Position:
Total assets	$115.6	$103.1
Total external borrowings	95.8	86.2
Total net assets	16.3	13.9
The Company’s share of net assets	8.1	7.0

Note 25.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011:
Revenues	$394.3	$399.3	$414.0	$413.8	$1,621.4
Interest expense	132.4	120.5	111.2	115.2	479.3
Operating expenses	134.2	142.8	147.6	145.9	570.5
Provision for income taxes	44.2	50.4	54.9	59.7	209.2
Equity in income of unconsolidated affiliates	.3	.3	.2	.4	1.2
Net income	$83.8	$85.9	$100.5	$93.4	$363.6

2010:
Revenues	$414.4	$412.2	$445.6	$410.1	$1,682.3
Interest expense	150.0	139.9	123.7	120.0	533.6
Operating expenses	172.4	165.1	184.6	148.7	670.8
Provision for income taxes	28.4	38.0	48.0	45.0	159.4
Equity in income of unconsolidated affiliates	.3	.2	.1	.3	.9
Net income	$63.9	$69.4	$89.4	$96.7	$319.4

Note 26.  Subsequent Events

In November 2011, John Deere Capital Corporation issued $600 million of 1.25% medium-term notes due in December 2014 and $500 million of 2.00% medium-term notes due in January 2017. The $500 million of 2.00% medium-term notes were swapped to a variable interest rate of 1.18% at the issuance date.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.3

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Credit Limited. (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2011 (Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.