Form 10-Q
period 2012-07-31
DEERE JOHN CAPITAL CORP
filed 2012-08-30
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

At July 31, 2012, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 33

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Revenues
Finance income earned on retail notes	$174.0	$174.2	$527.2	$520.7
Lease revenues	76.5	75.2	229.1	220.8
Revolving charge account income	70.5	71.2	185.2	190.7
Finance income earned on wholesale receivables	85.0	74.5	237.8	217.7
Operating loan income	.6	1.5	2.2	6.4
Other income - net	16.1	17.4	49.4	51.3
Total revenues	422.7	414.0	1,230.9	1,207.6
Expenses
Interest expense	109.2	111.2	353.9	364.1
Operating expenses:
Administrative and operating expenses	84.7	86.6	252.9	241.9
Provision for credit losses	1.3	1.4	.3	8.2
Fees paid to John Deere	23.2	11.6	54.8	32.2
Depreciation of equipment on operating leases	49.9	48.0	148.6	142.3
Total operating expenses	159.1	147.6	456.6	424.6
Total expenses	268.3	258.8	810.5	788.7
Income of consolidated group before income taxes	154.4	155.2	420.4	418.9
Provision for income taxes	56.0	54.9	151.1	149.6
Income of consolidated group	98.4	100.3	269.3	269.3
Equity in income of unconsolidated affiliates	.1	.2	.9	.8
Net income	98.5	100.5	270.2	270.1
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$98.5	$100.5	$270.2	$270.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31,	October 31,	July 31,
	2012	2011	2011
Assets
Cash and cash equivalents	$357.6	$362.1	$326.0
Receivables:
Retail notes	11,354.6	10,948.5	10,623.7
Retail notes securitized	3,179.1	2,923.2	2,504.5
Revolving charge accounts	2,498.3	2,452.5	2,459.8
Wholesale receivables	7,053.6	5,211.7	5,798.4
Financing leases	488.2	458.7	450.6
Operating loans	43.9	84.0	113.6
Total receivables	24,617.7	22,078.6	21,950.6
Allowance for credit losses	(114.7)	(126.3)	(138.2)
Total receivables – net	24,503.0	21,952.3	21,812.4
Other receivables	28.4	25.8	33.3
Receivable from John Deere	389.3	169.3	73.9
Equipment on operating leases – net	1,262.7	1,232.1	1,112.4
Investments in unconsolidated affiliates	7.8	8.1	7.9
Deferred income taxes	11.3
Other assets	522.8	581.6	590.2
Total Assets	$27,082.9	$24,331.3	$23,956.1
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,488.6	$761.2	$2,052.0
Securitization borrowings	3,028.0	2,777.4	2,380.9
John Deere	1,219.3	1,057.9	1,404.0
Current maturities of long-term borrowings	3,632.1	4,653.1	4,318.9
Total short-term borrowings	9,368.0	9,249.6	10,155.8
Other payables to John Deere	22.3	21.0	4.7
Accounts payable and accrued expenses	714.2	671.3	621.2
Deposits withheld from dealers and merchants	162.7	170.0	161.1
Deferred income taxes	265.7	276.4	211.8
Long-term borrowings	13,771.8	11,389.6	10,274.1
Total liabilities	24,304.7	21,777.9	21,428.7
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,272.8	1,272.8	1,272.8
Retained earnings	1,496.3	1,226.1	1,197.6
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	22.2	62.4	72.6
Unrealized loss on derivatives	(13.5)	(8.3)	(16.0)
Total accumulated other comprehensive income	8.7	54.1	56.6
Total Company stockholder’s equity	2,777.8	2,553.0	2,527.0
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	2,778.2	2,553.4	2,527.4
Total Liabilities and Stockholder’s Equity	$27,082.9	$24,331.3	$23,956.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Nine Months Ended July 31, 2012 and 2011

(Unaudited)

(in millions)

	2012	2011
Cash Flows from Operating Activities:
Net income	$270.2	$270.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	.3	8.2
Provision for depreciation and amortization	163.0	156.3
Provision (credit) for deferred income taxes	(19.2)	42.9
Undistributed earnings of unconsolidated affiliates	(.8)	(.8)
Change in accounts payable and accrued expenses	(17.4)	30.1
Change in accrued income taxes payable/receivable	48.3	10.5
Other	(56.6)	19.6
Net cash provided by operating activities	387.8	536.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(10,655.0)	(10,039.5)
Collections of receivables (excluding wholesale)	9,728.5	9,164.6
Increase in wholesale receivables - net	(1,972.7)	(1,076.2)
Cost of equipment on operating leases acquired	(553.7)	(450.7)
Proceeds from sales of equipment on operating leases	378.4	346.6
Cost of notes receivable with John Deere		(24.5)
Collection of notes receivable with John Deere		600.0
Proceeds from sales of receivables	33.5	2.4
Change in restricted cash	4.5	10.1
Increase (decrease) in collateral on derivatives received - net	16.9	(52.6)
Other	(57.4)	(33.7)
Net cash used for investing activities	(3,077.0)	(1,553.5)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable - net	799.7	619.6
Increase in securitization borrowings - net	250.5	172.0
Increase in payable to John Deere - net	264.7	120.0
Proceeds from issuance of long-term borrowings	5,212.1	2,766.3
Payments of long-term borrowings	(3,823.4)	(2,442.7)
Dividends paid		(229.0)
Debt issuance costs	(22.5)	(21.2)
Net cash provided by financing activities	2,681.1	985.0

Effect of exchange rate changes on cash and cash equivalents	3.6	1.9
Net decrease in cash and cash equivalents	(4.5)	(29.7)
Cash and cash equivalents at beginning of period	362.1	355.7
Cash and cash equivalents at end of period	$357.6	$326.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Nine Months Ended July 31, 2011 and 2012

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Comprehensive Income (Loss)	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2010	$2,449.1		$1,272.8	$1,156.5	$19.4	$.4
Net income	270.1	$270.1		270.1
Other comprehensive income
Cumulative translation adjustment	24.0	24.0			24.0
Unrealized gain on derivatives	13.2	13.2			13.2
Total comprehensive income	307.3	$307.3
Dividends paid	(229.0)			(229.0)
Balance July 31, 2011	$2,527.4		$1,272.8	$1,197.6	$56.6	$.4

Balance October 31, 2011	$2,553.4		$1,272.8	$1,226.1	$54.1	$.4
Net income	270.2	$270.2		270.2
Other comprehensive income (loss)
Cumulative translation adjustment	(40.2)	(40.2)			(40.2)
Unrealized loss on derivatives	(5.2)	(5.2)			(5.2)
Total comprehensive income	224.8	$224.8
Balance July 31, 2012	$2,778.2		$1,272.8	$1,496.3	$8.7	$.4

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

(2)                                 New accounting standards adopted in the first nine months of 2012 were as follows:

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The effective date will be the first quarter of fiscal year 2013 with early adoption permitted. The adoption will have no effect on the Company’s consolidated financial statements.

(3)                                       Comprehensive income, which includes all changes in total stockholder’s equity during the period except transactions with the stockholder, was as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Net income	$98.5	$100.5	$270.2	$270.1

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(18.5)	(8.2)	(40.2)	24.0
Unrealized gain (loss) on derivatives	(4.7)	3.6	(5.2)	13.2
Comprehensive income	$75.3	$95.9	$224.8	$307.3

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

An aging of past due and non-performing Receivables was as follows (in millions of dollars):

	July 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$56.0	$21.9	$19.5	$97.4
Construction and forestry equipment	40.3	19.2	8.0	67.5
Revolving charge accounts:
Agriculture and turf equipment	11.5	3.9	2.4	17.8
Construction and forestry equipment	2.7	1.1	.3	4.1
Wholesale receivables:
Agriculture and turf equipment	1.8	.5	1.4	3.7
Construction and forestry equipment	2.1		.6	2.7
Financing leases:
Agriculture and turf equipment	4.3	1.2	.6	6.1
Construction and forestry equipment	1.1	.2	.3	1.6
Operating loans:
Agriculture and turf equipment
Total Receivables	$119.8	$48.0	$33.1	$200.9

	Total Past Due	Total Non- performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$97.4	$40.7	$13,099.5	$13,237.6
Construction and forestry equipment	67.5	14.0	1,214.6	1,296.1
Revolving charge accounts:
Agriculture and turf equipment	17.8	.7	2,417.1	2,435.6
Construction and forestry equipment	4.1		58.6	62.7
Wholesale receivables:
Agriculture and turf equipment	3.7	.3	5,914.1	5,918.1
Construction and forestry equipment	2.7		1,132.8	1,135.5
Financing leases:
Agriculture and turf equipment	6.1	11.9	327.1	345.1
Construction and forestry equipment	1.6	1.7	139.8	143.1
Operating loans:
Agriculture and turf equipment			43.9	43.9
Total Receivables	$200.9	$69.3	$24,347.5	$24,617.7

*                 Receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$76.1	$25.4	$20.3	$121.8
Construction and forestry equipment	43.6	19.0	11.2	73.8
Recreational products
Revolving charge accounts:
Agriculture and turf equipment	15.2	5.7	2.8	23.7
Construction and forestry equipment	2.1	.8	.4	3.3
Wholesale receivables:
Agriculture and turf equipment	1.5	3.0	.6	5.1
Construction and forestry equipment	.4		.2	.6
Financing leases:
Agriculture and turf equipment	4.7	3.4	1.1	9.2
Construction and forestry equipment	.8	1.1	.3	2.2
Operating loans:
Agriculture and turf equipment
Total Receivables	$144.4	$58.4	$36.9	$239.7

	Total Past Due	Total Non- performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$121.8	$41.1	$12,549.8	$12,712.7
Construction and forestry equipment	73.8	16.9	1,064.8	1,155.5
Recreational products		.1	3.4	3.5
Revolving charge accounts:
Agriculture and turf equipment	23.7	1.5	2,364.7	2,389.9
Construction and forestry equipment	3.3		59.3	62.6
Wholesale receivables:
Agriculture and turf equipment	5.1	4.7	4,350.2	4,360.0
Construction and forestry equipment	.6		851.1	851.7
Financing leases:
Agriculture and turf equipment	9.2	10.2	299.3	318.7
Construction and forestry equipment	2.2	3.0	134.8	140.0
Operating loans:
Agriculture and turf equipment		1.5	82.5	84.0
Total Receivables	$239.7	$79.0	$21,759.9	$22,078.6

*                 Receivables that are 90 days or greater past due and still accruing finance income.

	July 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$76.4	$58.2	$21.2	$155.8
Construction and forestry equipment	47.3	23.5	12.8	83.6
Recreational products	.1	.1		.2
Revolving charge accounts:
Agriculture and turf equipment	15.5	6.3	8.0	29.8
Construction and forestry equipment	2.0	.8	.3	3.1
Wholesale receivables:
Agriculture and turf equipment	1.3	.5	.6	2.4
Construction and forestry equipment	.6	.2	.2	1.0
Financing leases:
Agriculture and turf equipment	7.2	2.9	11.6	21.7
Construction and forestry equipment	2.4	.9	3.7	7.0
Operating loans:
Agriculture and turf equipment
Total Receivables	$152.8	$93.4	$58.4	$304.6

	Total Past Due	Total Non- performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$155.8	$45.6	$11,789.5	$11,990.9
Construction and forestry equipment	83.6	19.1	1,030.8	1,133.5
Recreational products	.2	.1	3.5	3.8
Revolving charge accounts:
Agriculture and turf equipment	29.8	.9	2,370.5	2,401.2
Construction and forestry equipment	3.1		55.5	58.6
Wholesale receivables:
Agriculture and turf equipment	2.4	1.1	5,000.7	5,004.2
Construction and forestry equipment	1.0		793.2	794.2
Financing leases:
Agriculture and turf equipment	21.7	12.5	277.2	311.4
Construction and forestry equipment	7.0	4.5	127.7	139.2
Operating loans:
Agriculture and turf equipment		2.4	111.2	113.6
Total Receivables	$304.6	$86.2	$21,559.8	$21,950.6

*                 Receivables that are 90 days or greater past due and still accruing finance income.

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	July 31, 2012
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$62.0	$39.7	$6.5	$11.6	$119.8
Provision (credit) for credit losses	(4.5)	5.8	.3	(.3)	1.3
Write-offs	(1.9)	(11.2)	(.1)	(.4)	(13.6)
Recoveries	1.6	5.4		.5	7.5
Other changes (primarily translation adjustments)	(.2)		(.2)	.1	(.3)
End of period balance	$57.0	$39.7	$6.5	$11.5	$114.7

	Nine Months Ended
	July 31, 2012
Allowance:
Beginning of period balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(10.0)	8.2	.9	1.2	.3
Write-offs	(5.2)	(24.7)	(.3)	(3.0)	(33.2)
Recoveries	4.8	16.5	.1	.6	22.0
Other changes (primarily translation adjustments)	(.4)		(.2)	(.1)	(.7)
End of period balance	$57.0	$39.7	$6.5	$11.5	$114.7
Balance individually evaluated *	$.3		$.5		$.8

Receivables:
End of period balance	$14,533.7	$2,498.3	$7,053.6	$532.1	$24,617.7
Balance individually evaluated *	$17.5		$.8		$18.3

*                 Remainder is collectively evaluated.

	Three Months Ended
	July 31, 2011
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$81.8	$43.3	$6.1	$14.2	$145.4
Provision (credit) for credit losses	(5.5)	3.2	(.1)	3.8	1.4
Write-offs	(2.9)	(11.3)		(1.8)	(16.0)
Recoveries	.7	6.3	.1	.4	7.5
Other changes (primarily translation adjustments)	(.1)				(.1)
End of period balance	$74.0	$41.5	$6.1	$16.6	$138.2

	Nine Months Ended
	July 31, 2011
Allowance:
Beginning of period balance	$82.1	$43.3	$7.4	$15.8	$148.6
Provision (credit) for credit losses	(2.2)	7.5	(1.4)	4.3	8.2
Write-offs	(12.3)	(29.7)	(.3)	(4.3)	(46.6)
Recoveries	6.0	20.4	.1	.6	27.1
Other changes (primarily translation adjustments)	.4		.3	.2	.9
End of period balance	$74.0	$41.5	$6.1	$16.6	$138.2
Balance individually evaluated *	$.6		$.3	$2.1	$3.0

Receivables:
End of period balance	$13,128.2	$2,459.8	$5,798.4	$564.2	$21,950.6
Balance individually evaluated *	$16.3	$.4	$.3	$6.5	$23.5

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

An analysis of  impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
July 31, 2012 *
Receivables with specific allowance:
Retail notes	$1.1	$1.0	$.3	$1.3
Wholesale receivables	.5	.5	.5	.9
Total	1.6	1.5	.8	2.2

Receivables without specific allowance:
Retail notes	9.6	9.4		8.4
Wholesale receivables	.2	.2		.2
Total	$11.4	$11.1	$.8	$10.8
Agriculture and turf	$8.6	$8.3	$.8	$7.7
Construction and forestry	$2.8	$2.8		$3.1

October 31, 2011 *
Receivables with specific allowance:
Retail notes	$.8	$.8	$.5	$.8
Wholesale receivables	4.5	4.5	.2	4.5
Financing leases				.2
Operating loans	.5	.5	.3	2.0
Total	5.8	5.8	1.0	7.5

Receivables without specific allowance:
Retail notes	7.8	7.7		9.9
Wholesale receivables	.3	.3		.3
Total	$13.9	$13.8	$1.0	$17.7
Agriculture and turf	$11.0	$10.9	$1.0	$13.5
Construction and forestry	$2.9	$2.9		$4.2

July 31, 2011 *
Receivables with specific allowance:
Retail notes	$1.3	$1.3	$.6	$1.3
Wholesale receivables	.3	.3	.3	1.0
Financing leases	1.1	.9	.4	1.2
Operating loans	2.3	2.3	1.7	3.7
Total	5.0	4.8	3.0	7.2

Receivables without specific allowance:
Retail notes	11.6	11.3		10.1
Total	$16.6	$16.1	$3.0	$17.3
Agriculture and turf	$10.3	$10.1	$2.6	$11.6
Construction and forestry	$6.3	$6.0	$.4	$5.7

*      Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2012, the Company identified 120 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $4.1 million pre-modification and $3.8 million post-modification.  During the first nine months of 2011, there were 150 Receivable contracts, primarily retail notes, with $7.2 million pre-modification and $6.6 million post-modification balances. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 31, 2012, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,666 million, $1,523 million and $1,746 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $1,530 million, $1,395 million and $1,622 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $376 million, $369 million and $205 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $354 million, $346 million and $190 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,213 million, $1,109 million and $613 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,145 million, $1,038 million and $570 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

July 31, 2012
Carrying value of liabilities	$1,145
Maximum exposure to loss	1,213

The total assets of unconsolidated VIEs related to securitizations were approximately $33 billion at July 31, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31, 2012	October 31, 2011	July 31, 2011
Retail notes securitized	$3,179.1	$2,923.2	$2,504.5
Allowance for credit losses	(15.5)	(18.2)	(23.9)
Other assets	91.6	96.3	83.2
Total restricted securitized assets	$3,255.2	$3,001.3	$2,563.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 31, 2012	October 31, 2011	July 31, 2011
Securitization borrowings	$3,028.0	$2,777.4	$2,380.9
Accounts payable and accrued expenses	1.2	1.4	1.4
Total liabilities related to restrictedsecuritized assets	$3,029.2	$2,778.8	$2,382.3

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2012, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)                                 Commitments and contingencies:

At July 31, 2012, John Deere Financial Inc. (formerly known as John Deere Credit Inc.), the John Deere finance subsidiary in Canada, had $108 million of commercial paper, $1,708 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,228 million that were guaranteed by the Company.

In March 2012, John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $248 million at July 31, 2012. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $2.5 billion at July 31, 2012. The amount of unused commitments to extend credit to customers was $28.7 billion at July 31, 2012. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At July 31, 2012, the Company had restricted other assets of $7 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $3 million at July 31, 2012, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 31, 2012.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)                                         The Company’s unrecognized tax benefits at July 31, 2012 were $28.3 million, compared to $30.0 million at October 31, 2011. The liability at July 31, 2012 consisted of approximately $14.6 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first nine months of 2012 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)                                         The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	July 31, 2012		October 31, 2011		July 31, 2011
	Carrying Value	Fair Value *	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables financed – net	$21,339	$21,328	$19,047	$19,034	$19,331	$19,330
Retail notes securitized – net	3,164	3,165	2,905	2,907	2,481	2,486
Securitization borrowings	3,028	3,038	2,777	2,789	2,381	2,394
Current maturities of long-term borrowings	3,632	3,667	4,653	4,704	4,319	4,371
Long-term borrowings	13,772	14,058	11,390	11,751	10,274	10,641

*      Fair value measurements above were Level 3 for all Receivables and Level 2 for all borrowings.

Fair values of Receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by the Company for similar Receivables. The fair values of the remaining Receivables approximated the carrying amounts.

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2012	2011	2011
Receivable from John Deere
Derivatives:
Interest rate contracts	$374.7	$168.4	$73.8
Cross-currency interest rate contracts	14.6	.9	.1
Other assets
Derivatives:
Interest rate contracts	246.9	268.6	279.4
Foreign exchange contracts	3.6		.4
Cross-currency interest rate contracts	.8	1.6	1.0
Total assets *	$640.6	$439.5	$354.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$18.5	$19.6	$2.6
Cross-currency interest rate contracts	3.8	1.4	2.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	45.9	37.0	5.3
Foreign exchange contracts	15.9	47.6	23.2
Cross-currency interest rate contracts	83.2	5.7	8.6
Total liabilities	$167.3	$111.3	$41.8

*                 Excluded from this table are the Company’s cash and cash equivalents, which are carried at cost that approximates fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements were as follows (in millions of dollars):

	Fair Value *			Losses
				Nine Months Ended
	July 31,	October 31,	July 31,	July 31,
	2012	2011	2011	2012	2011
Receivables:
Retail notes	$.8	$.3	$.7	$.3	$.1
Wholesale receivables		4.3		.5
Financing leases			.7		.3
Operating loans		.2	.6
Total Receivables	$.8	$4.8	$2.0	$.8	$.4

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings. At July 31, 2012, October 31, 2011 and July 31, 2011, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. The Company, due to its credit rating and amounts of net liability positions, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $251 million, $270 million and $281 million as of July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The amount of collateral received from unrelated external counterparties at July 31, 2012, October 31, 2011 and July 31, 2011 to offset this potential maximum loss was $42 million, $25 million and $33 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $67 million, $38 million and $7 million as of July 31, 2012, October 31, 2011 and July 31, 2011, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant in any periods presented.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $370 million, $151 million and $71 million as of July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2012, October 31, 2011 and July 31, 2011 were $2,350 million, $1,350 million and $350 million, respectively. The notional amounts of cross-currency interest rate contracts at July 31, 2012, October 31, 2011 and July 31, 2011 were $853 million for each period. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at July 31, 2012 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2012, October 31, 2011 and July 31, 2011 were $7,168 million, $7,276 million and $6,730 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. During the third quarter of 2012 and 2011, the ineffective portions were a gain of $4 million and $2 million, respectively. During the first nine months of 2012 and 2011, the ineffective portions were a loss of $4 million and $1 million, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Interest rate contracts *	$120.8	$93.6	$206.1	$(30.5)
Borrowings **	(117.0)	(91.3)	(210.5)	29.1

*   Includes changes in fair value of interest rate contracts excluding net accrued interest income of $36.2 million and $39.2 million during the third quarter of 2012 and 2011 and $110.7 million and $120.7 million during the first nine months of 2012 and 2011, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $63.7 million and $62.1 million during the third quarter of 2012 and 2011 and $195.5 million and $186.1 million during the first nine months of 2012 and 2011, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at July 31, 2012, October 31, 2011 and July 31, 2011 were $2,100 million, $2,361 million and $2,109 million, the foreign exchange contracts were $1,428 million, $979 million and $1,054 million and the cross-currency interest rate contracts were $77 million, $52 million and $49 million, respectively. At July 31, 2012, October 31, 2011 and July 31, 2011 there were also $1,590 million, $1,402 million and $1,052 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	July 31, 2012	October 31, 2011	July 31, 2011
Receivable from John Deere
Designated as hedging instruments:
Interest rate contracts	$330.1	$133.1	$71.9
Cross-currency interest rate contracts	13.2		.1
Total designated	343.3	133.1	72.0

Not designated as hedging instruments:
Interest rate contracts	44.6	35.3	1.9
Cross-currency interest rate contracts	1.4	.9
Total not designated	46.0	36.2	1.9

Other Assets
Designated as hedging instruments:
Interest rate contracts	216.8	237.2	252.6

Not designated as hedging instruments:
Interest rate contracts	30.1	31.4	26.8
Foreign exchange contracts	3.6		.4
Cross-currency interest rate contracts	.8	1.6	1.0
Total not designated	34.5	33.0	28.2

Total derivatives	$640.6	$439.5	$354.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$6.7	$13.4	$.8
Cross-currency interest rate contracts	3.4	1.4	1.8
Total designated	10.1	14.8	2.6

Not designated as hedging instruments:
Interest rate contracts	11.8	6.2	1.8
Cross-currency interest rate contracts	.4		.3
Total not designated	12.2	6.2	2.1

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts	83.1	5.5	5.8

Not designated as hedging instruments:
Interest rate contracts	45.9	37.0	5.3
Foreign exchange contracts	15.9	47.6	23.2
Cross-currency interest rate contracts	.1	.2	2.8
Total not designated	61.9	84.8	31.3

Total derivatives	$167.3	$111.3	$41.8

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended July 31		Nine Months Ended July 31
	Classification	2012	2011	2012	2011
Fair Value Hedges:
Interest rate contracts	Interest expense	$157.0	$132.8	$316.8	$90.2

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(8.3)	(1.9)	(16.7)	(4.8)
Foreign exchange contracts	OCI (pretax) *	(33.7)	(19.4)	(64.2)	34.3

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(3.6)	(3.1)	(9.2)	(18.4)
Foreign exchange contracts	Administrative and operating expenses *	(31.3)	(23.9)	(63.8)	27.4

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$(3.7)	$4.3	$(8.0)	(.3)
Foreign exchange contracts	Administrative and operating expenses *	30.9	(5.7)	44.7	(108.3)
Total not designated		$27.2	$(1.4)	$36.7	(108.6)

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions for the three months ended July 31, 2012 and 2011 was $145 million and $81 million, respectively. The amount of gain the Company recognized on these affiliate party transactions for the nine months ended July 31, 2012 and 2011 was $279 million and $98 million, respectively. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above for the nine months ended July 31, 2011 relates only to activity that took place between the merger date and July 31, 2011.

(10)                                    The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.3 million for the third quarter and $4.4 million during the first nine months of 2012, compared with $1.5 million and $4.1 million for the same periods in last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.0 million for the third quarter and $5.9 million during the first nine months of 2012, compared with $2.1 million and $6.1 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2012.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase by more than 10 percent for 2012. Industry sales in the European Union 27 nations of Western and Central Europe are forecast to be about the same as last year. Sales in the Commonwealth of Independent States are expected to increase strongly in 2012, while industry sales in Asia are projected to decrease moderately for the full year. South American industry sales are projected to decrease 5 to 10 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher in 2012. Deere & Company’s agriculture and turf segment sales increased 14 percent for the third quarter and 11 percent for the first nine months of 2012. These sales are forecast to increase by about 13 percent for fiscal year 2012. While construction equipment markets in the U.S. continue to show a strong recovery, Deere & Company has experienced slower than expected sales in some international markets. World forestry markets are projected to be about the same in comparison to 2011. Deere & Company’s construction and forestry sales increased 23 percent in the third quarter and 24 percent for the first nine months of 2012. These sales are forecast to rise by about 17 percent for 2012.

Net income attributable to the Company in fiscal year 2012 is expected to increase to approximately $370 million, compared to $364 million in fiscal year 2011. The forecast increase from 2011 is primarily due to growth in the portfolio, partially offset by higher operating expenses in support of enterprise growth initiatives.

Items of concern for the Company include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for John Deere’s and the Company’s customers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform. The widespread drought affecting the mid-section of the U.S. and significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

2012 Compared with 2011

Net income attributable to the Company was $98.5 million for the third quarter and $270.2 million for the first nine months of 2012, compared with $100.5 million and $270.1 million for the same periods last year. Results were lower for the quarter primarily due to higher operating expenses and narrower financing spreads, partially offset by growth in the portfolio. Year-to-date results were approximately the same as last year primarily due to growth in the portfolio and a lower provision for credit losses, mostly offset by higher administrative and operating expenses and narrower financing spreads.

Revenues totaled $422.7 million for the third quarter and $1,230.9 million for the first nine months of 2012, compared with $414.0 million and $1,207.6 million for the same periods last year. Finance income earned on retail notes totaled $527.2 million for the first nine months of 2012, compared with $520.7 million for the same period in 2011. The increase was primarily due to a 12 percent increase in the average balance of retail notes, partially offset by lower average financing rates. Lease revenues totaled $229.1 million in the first nine months of 2012, compared with $220.8 million in the first nine months of 2011. The increase was primarily due to a 9 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $185.2 million in the first nine months of 2012, compared with $190.7 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $237.8 million for the first nine months of 2012, compared to $217.7 million for the same period in 2011. The increase was primarily due to a 9 percent increase in the average balance of wholesale receivables. Revenues earned from John Deere totaled $109.1 million for the third quarter and $315.8 million for the first nine months of 2012, compared to $89.2 million and $293.5 million for the same periods last year.

Interest expense totaled $109.2 million for the third quarter and $353.9 million for the first nine months of 2012, compared with $111.2 million and $364.1 million for the same periods in 2011. The decreases were primarily due to lower average borrowing rates, largely offset by higher average borrowings.

Administrative and operating expenses were $84.7 million in the third quarter and $252.9 million for the first nine months of 2012, compared with $86.6 million and $241.9 million for the same periods in 2011. The year-to-date increase was primarily due to support of enterprise growth initiatives.

During the third quarter and first nine months of 2012, the provision for credit losses totaled $1.3 million and $.3 million, respectively, compared with $1.4 million and $8.2 million for the same periods in 2011. The decreases were primarily due to lower write-offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .02 percent for the third quarter and .00 percent for the nine months of 2012, compared with .03 percent and .05 percent for the same periods in 2011. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 2.40 to 1 for the third quarter of 2012, compared with 2.38 to 1 for the third quarter of 2011. The Company’s ratio of earnings to fixed charges was 2.18 to 1 for the first nine months of 2012, compared with 2.14 to 1 for the first nine months of 2011. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31,
	2012	2011	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,794.4	$1,590.8	$203.6	13%
Construction and forestry equipment	238.8	179.5	59.3	33
Total retail notes	2,033.2	1,770.3	262.9	15
Revolving charge accounts	1,296.9	1,294.0	2.9
Wholesale receivables	9,138.3	6,852.7	2,285.6	33
Financing leases	93.5	66.5	27.0	41
Operating loans	2.3	23.5	(21.2)	(90)
Equipment on operating leases	206.2	147.1	59.1	40
Total Receivables and Leases	$12,770.4	$10,154.1	$2,616.3	26

	Nine Months
	Ended July 31,
	2012	2011	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$5,592.0	$5,098.9	$493.1	10%
Construction and forestry equipment	663.6	539.5	124.1	23
Total retail notes	6,255.6	5,638.4	617.2	11
Revolving charge accounts	4,167.8	3,931.9	235.9	6
Wholesale receivables	25,090.9	21,627.2	3,463.7	16
Financing leases	217.2	178.1	39.1	22
Operating loans	14.4	291.1	(276.7)	(95)
Equipment on operating leases	553.7	450.7	103.0	23
Total Receivables and Leases	$36,299.6	$32,117.4	$4,182.2	13

Retail note volumes increased in the third quarter and first nine months of 2012, when compared to last year, primarily due to increases in retail sales of John Deere equipment and increased market coverage. Wholesale receivable volumes increased during the third quarter and first nine months of 2012, when compared to last year, due to increased shipments of John Deere equipment as a result of increased retail sales activity. Operating loan volumes decreased in the third quarter and first nine months of 2012, when compared to last year, primarily due to lower market coverage.

Total Receivables and Leases owned were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2012	2011	2011
Retail notes:
Agriculture and turf equipment	$13,237.6	$12,712.7	$11,990.9
Construction and forestry equipment	1,296.1	1,155.5	1,133.5
Recreational products		3.5	3.8
Total retail notes	14,533.7	13,871.7	13,128.2
Revolving charge accounts	2,498.3	2,452.5	2,459.8
Wholesale receivables	7,053.6	5,211.7	5,798.4
Financing leases	488.2	458.7	450.6
Operating loans	43.9	84.0	113.6
Equipment on operating leases	1,262.7	1,232.1	1,112.4
Total Receivables and Leases	$25,880.4	$23,310.7	$23,063.0

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31,	October 31,	July 31,
	2012	2011	2011
Receivables and Leases administered:
Owned by the Company	$22,701.3	$20,387.5	$20,558.5
Owned by the Company – restricted due to securitization	3,179.1	2,923.2	2,504.5
Total Receivables and Leases owned by the Company	25,880.4	23,310.7	23,063.0
Administered – with limited recourse*	12.8	28.3	34.9
Administered – without recourse**	7.3	10.2	13.2
Total Receivables and Leases administered	$25,900.5	$23,349.2	$23,111.1

*                     The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2012, October 31, 2011 and July 31, 2011 was $2 million, $3 million, and $4 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**              Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due that continue to accrue finance income were $201 million, $240 million and $305 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. These past due amounts represented .82 percent, 1.09 percent and 1.39 percent of the Receivables financed at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $69 million, $79 million and $86 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .28 percent, .36 percent and .39 percent at July 31, 2012, October 31, 2011 and July 31, 2011, respectively. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31,		July 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(1.1)	(.03)%	$(.9)	(.03)%
Construction and forestry equipment	(.8)	(.25)	(2.0)	(.71)
Total retail notes	(1.9)	(.06)	(2.9)	(.09)
Revolving charge accounts	(11.2)	(1.84)	(11.3)	(1.90)
Wholesale receivables	(.1)	(.01)
Financing leases	(.3)	(.26)	(1.0)	(.91)
Operating loans	(.1)	(.83)	(.8)	(2.10)
Total write-offs	(13.6)	(.23)	(16.0)	(.30)
Recoveries:
Retail notes:
Agriculture and turf equipment	.7	.02
Construction and forestry equipment	.9	.28	.6	.21
Recreational products			.1	10.21
Total retail notes	1.6	.05	.7	.02
Revolving charge accounts	5.4	.89	6.3	1.06
Wholesale receivables			.1	.01
Operating loans	.5	4.14	.4	1.05
Total recoveries	7.5	.13	7.5	.14
Total net write-offs	$(6.1)	(.10)	$(8.5)	(.16)

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(3.4)	(.04)%	$(4.1)	(.05)%
Construction and forestry equipment	(1.8)	(.20)	(8.2)	(.97)
Total retail notes	(5.2)	(.05)	(12.3)	(.13)
Revolving charge accounts	(24.7)	(1.56)	(29.7)	(1.88)
Wholesale receivables	(.3)	(.01)	(.3)	(.01)
Financing leases	(1.0)	(.30)	(2.4)	(.76)
Operating loans	(2.0)	(4.02)	(1.9)	(1.26)
Total write-offs	(33.2)	(.20)	(46.6)	(.31)
Recoveries:
Retail notes:
Agriculture and turf equipment	2.6	.03	3.0	.04
Construction and forestry equipment	2.2	.24	2.9	.34
Recreational products			.1	3.03
Total retail notes	4.8	.05	6.0	.06
Revolving charge accounts	16.5	1.04	20.4	1.29
Wholesale receivables	.1		.1
Financing leases			.1	.03
Operating loans	.6	1.20	.5	.33
Total recoveries	22.0	.13	27.1	.18
Total net write-offs	$(11.2)	(.07)	$(19.5)	(.13)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $163 million at July 31, 2012, compared with $170 million at October 31, 2011 and $161 million at July 31, 2011.

The Company’s allowance for credit losses on all Receivables financed totaled $115 million at July 31, 2012, $126 million at October 31, 2011 and $138 million at July 31, 2011. The allowance for credit losses represented .47 percent of the total Receivables financed at July 31, 2012, .57 percent at October 31, 2011 and .63 percent at July 31, 2011. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. Customer and Company operations and results could also be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S. and drier than normal conditions in certain other markets). The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates; and foreign currency exchange rates and their volatility.

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

During the first nine months of 2012, the aggregate net cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $388 million in the first nine months of 2012. Net cash provided by financing activities totaled $2,681 million in the first nine months of 2012, resulting primarily from a net increase in total external borrowings and an increase in payables to John Deere. Net cash used for investing activities totaled $3,077 million in the first nine months of 2012, primarily due to an increase in wholesale receivables of $1,973 million and the cost of Receivables (excluding wholesale) and the cost of equipment on operating leases exceeding the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $1,102 million. Cash and cash equivalents decreased $5 million during the first nine months of 2012.

During the first nine months of 2011, the aggregate net cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $537 million in the first nine months of 2011. Net cash provided by financing activities totaled $985 million in the first nine months of 2011, resulting primarily from a net increase in total external borrowings, partially offset by dividends paid to JDFS, which in turn paid comparable dividends to Deere & Company. Net cash used for investing activities totaled $1,554 million in the first nine months of 2011, primarily due to the increase in wholesale receivables of $1,076 million and the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $979 million, partially offset by collections of notes receivable with John Deere exceeding the cost of notes receivable with John Deere by $576 million. In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. Cash and cash equivalents decreased $30 million during the first nine months of 2011.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at July 31, 2012, October 31, 2011 and July 31, 2011 was $1,484 million, $760 million and $2,051 million, respectively, while the total cash and cash equivalents position was $358 million, $362 million and $326 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $52 million, $55 million, and $44 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 31, 2012, this facility had a total capacity, or “financing limit,” of up to $2,750 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 31, 2012, $1,499 million of short-term securitization borrowings was outstanding under the agreement.

During the first nine months of 2012, the Company issued $5,212 million and retired $3,823 million of long-term borrowings. These retirements included $1,500 million of 7% Notes due in March 2012. The remaining issuances and retirements were primarily medium-term notes. During the first nine months of 2012, the Company also issued $1,744 million and retired $1,493 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,036 million. At July 31, 2012, the Company’s funding profile included $1,484 million of commercial paper, $3,028 million of securitization borrowings, $1,219 million of intercompany loans from John Deere, $17,404 million of unsecured term debt, and $2,778 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $23,140 million at July 31, 2012, compared with $20,640 million at October 31, 2011, and $20,430 million at July 31, 2011. Total short-term indebtedness amounted to $9,368 million at July 31, 2012, compared with $9,250 million at October 31, 2011, and $10,156 million at July 31, 2011. Total long-term indebtedness amounted to $13,772 million at July 31, 2012, compared with $11,390 million at October 31, 2011, and $10,274 million at July 31, 2011. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.3 to 1 at July 31, 2012, compared with 8.1 to 1 at October 31, 2011 and 8.1 to 1 at July 31, 2011.

Stockholder’s equity was $2,778 million at July 31, 2012, compared with $2,553 million at October 31, 2011 and $2,527 million at July 31, 2011. The increase in the first nine months of 2012 resulted primarily from net income attributable to the Company of $270 million, partially offset by a decrease in cumulative translation adjustment of $40 million and a $5 million unrealized loss on derivatives.

Lines of Credit

Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,004 million at July 31, 2012, $2,848 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the total credit lines at July 31, 2012 were a long-term credit facility agreement of $2,750 million, expiring in April 2015 and a long-term credit facility agreement of $1,500 million, expiring in April 2017. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Other Events

In August 2012, the Company entered into a retail note securitization transaction resulting in securitization borrowings of approximately $1.0 billion.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.         Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of July 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 30, 2012	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2012
(Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*            Incorporated by reference.  Copies of these exhibits are available from the Company upon request.