Form 10-K
period 2012-10-31
DEERE JOHN CAPITAL CORP
filed 2012-12-17
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2386361 (IRS Employer Identification No.)

1 East First Street, Suite 600 Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)	(775) 786-5527 (Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
5.10% Global Debentures Due 2013 2.75% Senior Notes Due 2022	New York Stock Exchange New York Stock Exchange

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

Yes ☐   No ☒

At November 30, 2012, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of other retail notes. In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). Further, the Company finances and services operating loans (operating loans). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. Retail notes, financing leases, revolving charge accounts, wholesale receivables and operating loans are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2012, the Company had 1,514 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, Finland, China, India, Russia and Thailand.  The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and operating loans and offers crop risk mitigation products and extended equipment warranties.

Worldwide net income attributable to Deere & Company in 2012 was $3,065 million, or $7.63 per share diluted ($7.72 basic), compared with $2,800 million, or $6.63 per share diluted ($6.71 basic), in 2011.

John Deere’s net sales and revenues increased 13 percent to $36,157 million in 2012, compared with $32,013 million in 2011. Net sales of the Equipment Operations increased 14 percent in 2012 to $33,501 million from $29,466 million last year. The sales increase included improved price realization of 4 percent and an unfavorable foreign currency translation effect of 3 percent. Net sales in the U.S. and Canada increased 20 percent in 2012. Net sales outside the U.S. and Canada increased by 5 percent in 2012, which included an unfavorable effect of 6 percent for foreign currency translation.

The agriculture and turf segment had net sales of $27,123 million in 2012, compared with $24,094 million in 2011. The construction and forestry segment had net sales of $6,378 million in 2012, compared with $5,372 million in 2011. The financial services segment had revenues of $2,235 million in 2012, compared with $2,163 million in 2011.

Outlook for John Deere

Deere & Company’s equipment sales are projected to increase about 5 percent for fiscal year 2013 and about 10 percent for the first quarter, compared with the same periods of 2012. For fiscal year 2013, net income attributable to Deere & Company is anticipated to be approximately $3.2 billion.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf equipment are forecast to increase by about 4 percent for fiscal year 2013. Relatively high commodity prices and strong farm incomes are expected to continue supporting a favorable level of demand for farm machinery during the year. Deere & Company’s sales are expected to benefit from global expansion and lines of advanced new equipment.

Industry sales for agricultural machinery in the U.S. and Canada are forecast to be about the same for 2013 in relation to the prior year’s healthy levels. Caution around the U.S. livestock and dairy sectors is expected to offset continued strength in demand for large equipment, such as high-horsepower tractors.

Fiscal year industry sales in the European Union 27 are forecast to be about the same to 5 percent lower due to continuing deterioration in the overall economy and a poor harvest in the United Kingdom. Sales in the Commonwealth of Independent States are expected to be modestly higher in 2013. In South America, industry sales are projected to increase about 10 percent as a result of favorable commodity prices and higher planting intentions. Industry sales in Asia are projected to be approximately the same as 2012 due to softer economic conditions in India and China.

U.S. and Canada industry sales of turf and utility equipment are expected to increase about 5 percent for 2013, reflecting some improvement in the U.S. economy. Deere & Company’s sales are expected to increase more than the industry due to the impact of new products.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 8 percent for fiscal 2013 due in part to modest improvement in U.S. economic conditions. Sales in world forestry markets are projected to be about the same for the year as further weakness in European markets offsets stronger demand in the U.S.

Financial Services.  Net income for the financial services operations in fiscal year 2013, which includes the Company, is expected to be approximately $500 million. The forecast improvement is primarily due to expected growth in the portfolio and lower crop insurance claims. These factors are projected to be partially offset by an increase in the provision for credit losses, which is anticipated to return to a more typical level. Net income attributable to the Company for 2013, which does not include the financial services operations in Brazil, Canada, China, Finland, India, Russia and Thailand or the crop insurance operations in the U.S. or an insurance business related to extended equipment warranties, is projected to be approximately $400 million. The forecast increase from 2012 is primarily due to expected growth in the portfolio, partially offset by an increase in the provision for credit losses, which is anticipated to return to a more typical level.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere and the payment to John Deere for various expenses applicable to the Company’s operations. In addition, the Company and John Deere have joint access to certain lines of credit.

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

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2012 and 2011, the Capital Corporation’s ratios were 2.30 to 1 and 2.18 to 1, respectively, and never less than 2.02 to 1 and 1.96 to 1 for any fiscal quarter of 2012 and 2011, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2012 and 2011, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

John Deere Financial, f.s.b., known as FPC Financial, f.s.b. prior to June 1, 2011 (Thrift), is a wholly-owned subsidiary of the Company. It holds a federal charter issued by the Office of Thrift Supervision (OTS). Effective July 21, 2011, the OTS was merged into the Office of the Comptroller of the Currency (OCC), which now regulates the Thrift. The oversight of John Deere Capital Corporation, as the owner of the Thrift, was transferred from the OTS to the U.S. Federal Reserve Board on that date. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Revolving Plan, John Deere Financial multi-use (formerly known as Farm Plan™) and PowerPlan® throughout the U.S. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 8,000 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. See Note 4 to the consolidated financial statements under “Revolving Charge Accounts Receivable.”

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

Finance Rates on Retail Notes

As of October 31, 2012 and 2011, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the consolidated financial statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2012	2011	2012	2011
Retail notes	54	54	31	34
New equipment:
Agriculture and turf equipment	52	52	30	32
Construction and forestry equipment	45	43	40	42
Used equipment:
Agriculture and turf equipment	58	58	32	34
Construction and forestry equipment	43	43	34	34
Financing leases	43	42	35	36
Equipment on operating leases	33	33	28	31

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2012 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2012 Total	2011	2010	2009	2008

Retail notes:
Agriculture and turf equipment	$4,571	$9,046	$499	$205	$13	$14,334	$12,713	$11,111	$9,952	$9,734
Construction and forestry equipment	619	765	10	1		1,395	1,155	1,138	1,386	1,986
Recreational products							4	5	6	9
Total retail notes	$5,190	$9,811	$509	$206	$13	15,729	13,872	12,254	11,344	11,729
Revolving charge accounts						2,428	2,452	2,288	2,192	1,825
Wholesale receivables						6,483	5,212	4,659	3,874	3,571
Financing leases						522	459	420	393	418
Operating loans						42	84	239	297	358
Equipment on operating leases						1,418	1,232	1,142	1,023	1,053
Total Receivables and Leases						$26,622	$23,311	$21,002	$19,123	$18,954

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2012	2011	2010	2009	2008
U.S.	$22,943	$19,827	$18,038	$16,228	$16,562
Outside the U.S.	3,679	3,484	2,964	2,895	2,392
Total Receivables and Leases	$26,622	$23,311	$21,002	$19,123	$18,954

Receivables have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector.

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2012	2011	2010	2009	2008
U.S.	$167.2	$217.1	$289.6	$414.0	$342.8
Outside the U.S.	32.6	22.6	37.3	130.7	25.4
Total	$199.8	$239.7	$326.9	$544.7	$368.2

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2012	2011	2010	2009	2008
U.S.	$44.8	$58.1	$96.4	$126.1	$63.2
Outside the U.S.	18.4	20.9	24.0	20.1	16.4
Total	$63.2	$79.0	$120.4	$146.2	$79.6

See Note 5 to the consolidated financial statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2012	2011	2010	2009	2008

Allowance for credit losses, beginning of year	$126.3	$148.6	$158.2	$105.2	$99.2

Provision (credit) for credit losses	(.2)	1.9	79.7	177.5	66.8

Write-offs:
Retail notes:
Agriculture and turf equipment	(3.4)	(5.3)	(6.6)	(8.0)	(5.6)
Construction and forestry equipment	(4.0)	(9.5)	(23.1)	(62.4)	(30.9)
Recreational products		(.1)	(.4)	(1.2)	(.8)
Total retail notes	(7.4)	(14.9)	(30.1)	(71.6)	(37.3)
Revolving charge accounts	(28.8)	(39.1)	(70.9)	(68.6)	(39.8)
Wholesale receivables	(1.0)	(.6)	.7	(3.0)	(1.0)
Financing leases	(1.6)	(3.6)	(2.4)	(4.4)	(2.3)
Operating loans	(1.9)	(3.3)	(17.5)		(.3)
Total write-offs	(40.7)	(61.5)	(120.2)	(147.6)	(80.7)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.9	3.6	3.8	3.9	3.4
Construction and forestry equipment	2.9	3.5	3.2	2.6	3.3
Recreational products		.1	.2	.2	.3
Total retail notes	6.8	7.2	7.2	6.7	7.0
Revolving charge accounts	21.4	28.2	22.7	13.8	12.4
Wholesale receivables	.1	.1	.4	.3	.6
Financing leases	.3	.1	.4	.4	.1
Operating loans	.5	1.2	.2	.5	1.0
Total recoveries	29.1	36.8	30.9	21.7	21.1
Total net write-offs	(11.6)	(24.7)	(89.3)	(125.9)	(59.6)

Other changes (primarily translation adjustments)	(.5)	.5		1.4	(1.2)

Allowance for credit losses, end of year	$114.0	$126.3	$148.6	$158.2	$105.2

Total net write-offs as a percentage of average Receivables	.05%	.12%	.48%	.70%	.33%

Allowance as a percentage of total Receivables, end of year	.45%	.57%	.75%	.87%	.59%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2012	2011	2010	2009	2008

Allowance for credit losses, beginning of year	$11.2	$11.2	$9.9	$8.2	$9.6

Provision for credit losses	2.3	1.8	1.5	2.7	1.3

Write-offs	(2.8)	(2.8)	(1.0)	(3.1)	(1.6)
Recoveries	1.0	.6	.8	.7	.4
Total net write-offs	(1.8)	(2.2)	(.2)	(2.4)	(1.2)

Other changes (primarily translation adjustments)	(.5)	.4		1.4	(1.5)

Allowance for credit losses, end of year	$11.2	$11.2	$11.2	$9.9	$8.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.05%	.07%	.01%	.09%	.05%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.31%	.32%	.38%	.34%	.35%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2012		2011		2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$24.7	57%	$25.7	58%	$23.3	56%	$18.5	55%	$18.3	55%
Construction and forestry equipment	31.7	5	41.9	5	58.4	6	57.9	8	43.3	11
Recreational products			.2		.4		.7		1.8
Total retail notes	56.4	62	67.8	63	82.1	62	77.1	63	63.4	66
Revolving charge accounts	40.2	10	39.7	11	43.3	12	41.8	12	21.2	10
Wholesale receivables	5.9	26	6.0	24	7.4	23	7.1	21	7.0	20
Financing leases	8.7	2	8.4	2	9.5	2	9.4	2	5.5	2
Operating loans	2.8		4.4		6.3	1	22.8	2	8.1	2
Total	$114.0	100%	$126.3	100%	$148.6	100%	$158.2	100%	$105.2	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2012		2011		2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$102.8	86%	$115.1	84%	$137.4	85%	$148.3	84%	$97.0	87%
Outside the U.S.	11.2	14	11.2	16	11.2	15	9.9	16	8.2	13
Total	$114.0	100%	$126.3	100%	$148.6	100%	$158.2	100%	$105.2	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2012 and 2011.

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

The Thrift holds a federal charter issued by the OTS. Effective July 21, 2011, the OTS was merged into the OCC, which now regulates the Thrift. The Thrift is subject to regulation and examination by the OCC. The oversight of John Deere Capital Corporation, as the owner of the Thrift, was transferred from the OTS to the U.S. Federal Reserve Board on that date.

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

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 16, including the risks and uncertainties described in the “Safe Harbor Statement” on page 23, and the Notes to Consolidated Financial Statements beginning on page 38. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

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

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the U.S. Federal Reserve Board, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until regulations have been finalized and implemented, the Act and its regulations are expected to impose additional reporting requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. The U.S. Federal Reserve Board has recently proposed capital requirements for certain institutions including thrift holding companies. Under the proposed rules, certain risk-based capital levels would need to be maintained in order to avoid the imposition of new restrictions on making dividends and other capital payouts. Moreover, our operations, including those outside of the U.S., could also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. While trade agreements may expand opportunities, trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material adverse effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Furthermore, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for John Deere agricultural equipment.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be materially impacted by financial regulatory reform which could have an adverse affect on the Company’s and John Deere’s customers by limiting their ability to finance purchases of John Deere products. Governmental policies on taxes and spending can also affect the Company, especially John Deere’s construction and forestry business due to the impact of government spending on infrastructure development.

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

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere’s international operations must comply with U.S. law, including the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business regardless of whether those practices are legal or culturally expected in the foreign jurisdiction.  Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

The Company operates in several areas of the world, involving transactions denominated in a variety of currencies. The Company is subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. The reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a continuing and significant impact on the Company’s results.

Because the Company is a financing company, the Company’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales worldwide. The Company is exposed to the credit risk of its various counterparties. The Company may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds or to access funds at cost effective rates to support its financing activities to the Company’s customers could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payment processes for purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Parla, Spain; and Schaffhausen, Switzerland.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         All of John Deere Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2012, Deere & Company increased its investment in JDFS by $160 million. In turn, JDFS increased its investment in the Capital Corporation by $160 million. The Capital Corporation did not declare or pay cash dividends to JDFS in 2012. This compares to $294 million in dividends declared and paid to JDFS in 2011. In 2011, JDFS paid comparable dividends to Deere & Company.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts and operating loans.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales increased 13 percent in 2012 and are forecast to increase by about 4 percent for 2013. Industry agricultural machinery sales in the U.S. and Canada for 2013 are forecast to remain approximately the same, compared to healthy levels in 2012. Industry sales in the European Union 27 nations of Western and Central Europe are forecast to be about the same to 5 percent lower in 2013, while sales in the Commonwealth of Independent States are expected to be modestly higher. South American industry sales are projected to increase approximately 10 percent in 2013. Industry sales in Asia are forecast to be about the same in 2013. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase approximately 5 percent in 2013. John Deere’s construction and forestry sales increased 19 percent in 2012 and are forecast to increase by about 8 percent in 2013. Sales in world forestry markets are expected to be approximately the same in 2013. Net income attributable to the Company in 2013 is expected to be approximately $400 million. The forecast improvement from 2012 is primarily due to expected growth in the portfolio, partially offset by an increase in the provision for credit losses, which is anticipated to return to a more typical level.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, capital market disruptions, trade agreements, the availability of credit for John Deere’s and the Company’s customers and suppliers, and financial regulatory reform. Drought conditions and significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

John Deere remains well positioned to carry out its growth plans and capitalize on positive long-term trends. With support from employees, dealers and suppliers, John Deere’s plans for helping meet the world’s growing need for food and infrastructure are moving ahead successfully.

2012 Compared with 2011

Net income attributable to the Company was $383 million in 2012, compared with $364 million in 2011. Results were higher primarily due to growth in the portfolio and a lower provision for credit losses, partially offset by higher administrative and operating expenses and narrower financing spreads. The ratio of earnings to fixed charges was 2.30 to 1 for 2012, compared with 2.18 to 1 for 2011.

Revenues totaled $1,675 million in 2012, compared with $1,621 million in 2011. The increase was primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on retail notes totaled $711 million in 2012, compared with $699 million in 2011. The increase was primarily due to a 12 percent increase in the average retail note portfolio balance, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $258 million in 2012, compared with $264 million earned during 2011. The decrease was primarily due to lower average financing rates, partially offset by a 1 percent increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $324 million in 2012, compared with $289 million in 2011. The increase was primarily due to a 14 percent increase in the average balance of wholesale receivables. Lease revenues totaled $311 million in 2012, compared with $297 million in 2011. The increase was primarily due to a 10 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $424 million in 2012, compared with $406 million in 2011.

Interest expense totaled $456 million in 2012, compared with $479 million in 2011. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 2.7 percent in 2011 to 2.2 percent in 2012, partially offset by higher average borrowings.

Administrative and operating expenses totaled $339 million in 2012, compared with $333 million in 2011. The increase was primarily due to support of enterprise growth initiatives.

The provision (credit) for credit losses was ($.2) million in 2012, compared with $2 million in 2011. The change was primarily due to lower net write-offs. Total net write-offs of Receivables financed were $12 million during 2012, compared with $25 million in 2011. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .00 percent for 2012 and .01 percent for 2011.

Fees paid to John Deere totaled $79 million in 2012, compared with $43 million in 2011. The increase was primarily due to higher corporate support fees.

Receivables and Leases Acquired and Held

For the 2012 and 2011 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2012	2011	% Change	2012	2011	% Change
Retail notes:
Agriculture and turf equipment	$8,275.6	$7,222.4	15%	$14,333.8	$12,712.7	13%
Construction and forestry equipment	950.8	742.6	28	1,395.0	1,155.5	21
Recreational products					3.5
Total retail notes	9,226.4	7,965.0	16	15,728.8	13,871.7	13
Revolving charge accounts	5,345.4	5,087.4	5	2,427.7	2,452.5	(1)
Wholesale receivables	34,772.3	29,395.2	18	6,483.1	5,211.7	24
Financing leases	300.9	250.6	20	522.4	458.7	14
Operating loans	16.5	304.7	(95)	42.3	84.0	(50)
Equipment on operating leases	882.4	707.1	25	1,418.2	1,232.1	15
Total Receivables and Leases	$50,543.9	$43,710.0	16%	$26,622.5	$23,310.7	14%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment and increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity. Operating loan volumes decreased primarily due to lower market coverage.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31, 2012	October 31, 2011
Receivables and Leases administered:
Owned by the Company	$22,987.2	$20,387.5
Owned by the Company — restricted due to securitization	3,635.3	2,923.2
Total Receivables and Leases owned by the Company	26,622.5	23,310.7
Administered - with limited recourse*	10.1	28.3
Administered - without recourse**	6.2	10.2
Total Receivables and Leases administered	$26,638.8	$23,349.2

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2012 and 2011 was $2 million and $3 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2012 and 2011, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $200 million at October 31, 2012, compared with $240 million at October 31, 2011. These past due amounts represented .79 percent and 1.09 percent of the Receivables financed at October 31, 2012 and 2011, respectively.  Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $63 million and $79 million at October 31, 2012 and 2011, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .25 percent and .36 percent at October 31, 2012 and 2011, respectively. See Note 5 to the consolidated financial statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $172 million at October 31, 2012, compared with $170 million at October 31, 2011. The Company’s allowance for credit losses on all Receivables financed at October 31, 2012 totaled $114 million and represented .45 percent of the total Receivables financed, compared with $126 million and .57 percent, respectively, at October 31, 2011. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

2011 Compared with 2010

Consolidated net income was $364 million in 2011, compared with $319 million in 2010. Results were higher in 2011 primarily due to growth in the portfolio and a lower provision for credit losses, partially offset by narrower financing spreads and a higher effective tax rate. The ratio of earnings to fixed charges was 2.18 to 1 for 2011, compared with 1.89 to 1 for 2010.

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

Total Receivable amounts 30 days or more past due and still accruing finance income were $240 million at October 31, 2011, compared with $327 million at October 31, 2010. These past due amounts represented 1.09 percent and 1.65 percent of the Receivables financed at October 31, 2011 and 2010, respectively.  Total non-performing Receivables, which represent loans the Company has ceased accruing finance income, were $79 million and $120 million at October 31, 2011 and 2010, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .36 percent and .61 percent at October 31, 2011 and 2010, respectively. See Note 5 to the consolidated financial statements for additional past due information.

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

Capital Resources and Liquidity

The aggregate net cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $561 million in 2012. Net cash provided by financing activities totaled $3,364 million resulting from a net increase in total external borrowings of $3,715 million and a capital investment from Deere & Company of $160 million, partially offset by a decrease in payables to John Deere of $479 million. Net cash used for investing activities totaled $3,657 million in 2012, primarily due to the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collection of Receivables (excluding wholesale) and the proceeds from sales of equipment on operating leases by $2,401 million, and an increase in wholesale receivables of $1,339 million.  Cash and cash equivalents increased $266 million during 2012.

Over the last three years, operating activities have provided $2,247 million in cash. In addition, an increase in total net borrowings provided $5,454 million, capital investments from Deere & Company provided $160 million and the proceeds from sales of Receivables provided $55 million. These amounts have been used mainly to fund Receivable (excluding wholesale) and Lease acquisitions which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $5,725 million, to acquire wholesale receivables of $2,618 million, and to pay $489 million in dividends. Cash and cash equivalents decreased $242 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2012 and 2011 was approximately $995 million and $760 million, respectively, while the total cash and cash equivalents position was $628 million and $362 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $52 million and $55 million at October 31, 2012 and 2011, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2012, the facility had a total capacity, or “financing limit,” of up to $2,750 million of secured financings at any time. The facility was renewed in November 2012 with a capacity of $3,000 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2012, $1,314 million of short-term securitization borrowings was outstanding under the agreement.

During 2012, the Company issued $7,234 million and retired $4,589 million of long-term borrowings. The long-term borrowings retirements included $1,500 million of 7% Notes due in March 2012. The remaining issuances and retirements were primarily medium-term notes. During 2012, the Company also issued $2,775 million and retired $1,978 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,156 million. At October 31, 2012, the Company’s funding profile included $995 million of commercial paper, $3,575 million of securitization borrowings, $516 million of intercompany loans from John Deere, $18,683 million of unsecured term debt, and $3,064 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $23,783 million at October 31, 2012, compared with $20,640 million at October 31, 2011. Total short-term indebtedness amounted to $9,013 million at October 31, 2012, compared with $9,250 million at October 31, 2011. Total long-term indebtedness amounted to $14,770 million at October 31, 2012, compared with $11,390 million at October 31, 2011. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 and 8.1 to 1 at October 31, 2012 and 2011, respectively.

Stockholder’s equity was $3,064 million at October 31, 2012, compared with $2,553 million at October 31, 2011. The increase in 2012 was primarily due to net income attributable to the Company of $383 million and Deere & Company’s additional $160 million investment in JDFS, which in turn increased its investment in the Capital Corporation, partially offset by a change in cumulative translation adjustment of $29 million and a $3 million unrealized loss on derivatives.

The Capital Corporation did not declare or pay cash dividends to JDFS in 2012. This compares to $294 million declared and paid to JDFS in 2011. In 2011, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both John Deere Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,005 million at October 31, 2012, $3,793 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2012 were long-term credit facility agreements for $2,750 million, expiring in April 2015, and $1,500 million, expiring in April 2017. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement with Deere & Company.

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

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. Customer and Company operations and results could also be affected by changes in weather patterns (including the effects of drought conditions in part of the U.S. and drier than normal conditions in certain other markets). The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of John Deere’s products. If market uncertainty increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies totaling approximately $2 million at October 31, 2012, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2012 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2012 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
On-balance-sheet
Total debt*	$23,296	**	$7,277	$7,844	$4,024	$4,151
Interest relating to debt***	1,428		327	444	301	356
Accounts payable	242		242
Deposits withheld from dealers and merchants	172		58	77	34	3
Off-balance-sheet
Purchase obligations	6		4	2
Operating leases	4		2	2
Total	$25,148		$7,910	$8,369	$4,359	$4,510

*                                         Principal payments.

**                                  Securitization borrowings of $3,575 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

***                           Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $32 million at October 31, 2012 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the consolidated financial statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 9, 10 and 11, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2012, 2011 and 2010 was $114 million, $126 million and $149 million, respectively. The decreases in 2012 and 2011 were primarily due to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .21 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .21 percent, the allowance for credit losses at October 31, 2012 would increase or decrease by approximately $53 million.

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

The total operating lease residual values at October 31, 2012, 2011 and 2010 were $1,007 million, $859 million and $788 million, respectively. The changes in 2012 and 2011 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $43 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2012 and 2011 would have been approximately $87 million and $98 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2012, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2012 and 2011, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2012 and 2011, were $2,627 thousand and $2,739 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2012 and 2011 were $215 thousand and $104 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2012 and 2011.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2012 and 2011.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2012 proxy statement.  During the fiscal year ended October 31, 2012, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date:                  December 17, 2012

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

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Principal Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ James A. Israel	Director and President	)	December 17, 2012
James A. Israel		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President Director	)
Rajesh Kalathur	and Principal Financial Officer	)
(and Principal Accounting Officer))
)
/s/ Jenny R. Kimball	Director	)
Jenny R. Kimball		)
)

Signature	Title		Date

/s/ Michael J. Mack, Jr.	Director	)
Michael J. Mack, Jr.		)
)
)
/s/ John C. May	Director	)
John C. May		)
)
)
/s/ Daniel C. McCabe	Director	)	December 17, 2012
Daniel C. McCabe		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related statements of consolidated income, of changes in consolidated stockholder’s equity, and of consolidated cash flows for each of the three years in the period ended October 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2012

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Years Ended October 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
Revenues
Finance income earned on retail notes	$711.0	$699.3	$691.7
Revolving charge account income	258.0	263.8	267.8
Finance income earned on wholesale receivables	324.2	289.3	256.0
Lease revenues	310.6	297.2	290.3
Operating loan income	2.7	7.4	10.3
Crop insurance commissions			74.6
Other income - net	68.1	64.4	91.6
Total revenues	1,674.6	1,621.4	1,682.3
Expenses
Interest expense	455.6	479.3	533.6
Operating expenses:
Administrative and operating expenses	339.3	332.8	369.9
Fees paid to John Deere	78.7	43.4	34.1
Provision (credit) for credit losses	(.2)	1.9	79.7
Depreciation of equipment on operating leases	202.1	192.4	187.1
Total operating expenses	619.9	570.5	670.8
Total expenses	1,075.5	1,049.8	1,204.4
Income of consolidated group before income taxes	599.1	571.6	477.9
Provision for income taxes	217.8	209.2	159.4
Income of consolidated group	381.3	362.4	318.5
Equity in income of unconsolidated affiliate	1.4	1.2	.9
Net income	382.7	363.6	319.4
Less: Net income attributable to noncontrolling interest
Net income attributable to the Company	$382.7	$363.6	$319.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 31, 2012 and 2011

(in millions)

	2012	2011
Assets
Cash and cash equivalents	$628.4	$362.1
Receivables:
Retail notes	12,093.5	10,948.5
Retail notes securitized	3,635.3	2,923.2
Revolving charge accounts	2,427.7	2,452.5
Wholesale receivables	6,483.1	5,211.7
Financing leases	522.4	458.7
Operating loans	42.3	84.0
Total receivables	25,204.3	22,078.6
Allowance for credit losses	(114.0)	(126.3)
Total receivables — net	25,090.3	21,952.3
Other receivables	31.2	25.8
Receivable from John Deere	365.7	169.3
Equipment on operating leases — net	1,418.2	1,232.1
Investment in unconsolidated affiliate	8.7	8.1
Deferred income taxes	14.6
Other assets	536.8	581.6
Total Assets	$28,093.9	$24,331.3

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,009.3	$761.2
Securitization borrowings	3,574.8	2,777.4
John Deere	516.4	1,057.9
Current maturities of long-term borrowings	3,912.9	4,653.1
Total short-term borrowings	9,013.4	9,249.6
Other payables to John Deere	28.2	21.0
Accounts payable and accrued expenses	757.7	671.3
Deposits withheld from dealers and merchants	171.8	170.0
Deferred income taxes	289.3	276.4
Long-term borrowings	14,769.9	11,389.6
Total liabilities	25,030.3	21,777.9
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Financial Services, Inc.)	1,432.8	1,272.8
Retained earnings	1,608.8	1,226.1
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	33.2	62.4
Unrealized loss on derivatives	(11.6)	(8.3)
Total accumulated other comprehensive income	21.6	54.1
Total Company stockholder’s equity	3,063.2	2,553.0
Noncontrolling interests	.4	.4
Total stockholder’s equity	3,063.6	2,553.4
Total Liabilities and Stockholder’s Equity	$28,093.9	$24,331.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$382.7	$363.6	$319.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(.2)	1.9	79.7
Provision for depreciation and amortization	218.7	211.8	204.4
Provision for deferred income taxes	.1	103.3	86.9
Undistributed earnings of unconsolidated affiliate	(1.3)	(1.0)	(.9)
Change in accounts payable and accrued expenses	(3.7)	26.9	(27.4)
Change in accrued income taxes payable/receivable	25.7	(28.7)	12.5
Other	(61.0)	40.9	292.8
Net cash provided by operating activities	561.0	718.7	967.4

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(14,889.2)	(13,607.7)	(12,207.7)
Collections of receivables (excluding wholesale)	12,874.4	11,983.6	11,073.4
Increase in wholesale receivables - net	(1,339.0)	(520.2)	(758.7)
Cost of equipment on operating leases acquired	(882.4)	(707.1)	(662.1)
Proceeds from sales of equipment on operating leases	496.7	431.9	371.3
Cost of notes receivable with John Deere		(24.5)	(123.3)
Collection of notes receivable with John Deere		600.0	287.0
Proceeds from sales of receivables	34.5	2.4	18.3
Change in restricted cash	(5.6)	(.6)	(6.4)
Increase (decrease) in collateral on derivatives received - net	11.9	(60.7)	6.9
Other	41.3	21.1	(1.9)
Net cash used for investing activities	(3,657.4)	(1,881.8)	(2,003.2)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable — net	272.0	(649.2)	1,292.3
Increase (decrease) in securitization borrowings — net	797.3	568.5	(900.3)
Increase (decrease) in payable to John Deere — net	(478.7)	(209.5)	1,229.2
Proceeds from issuance of long-term borrowings	7,233.7	4,620.5	1,653.8
Payments of long-term borrowings	(4,588.5)	(2,851.9)	(2,535.6)
Dividends paid		(294.0)	(195.0)
Capital investment from John Deere	160.0
Debt issuance costs	(31.7)	(27.8)	(17.9)
Net cash provided by financing activities	3,364.1	1,156.6	526.5

Effect of exchange rate changes on cash and cash equivalents	(1.4)	12.9	(5.6)
Net increase (decrease) in cash and cash equivalents	266.3	6.4	(514.9)
Cash and cash equivalents at the beginning of year	362.1	355.7	870.6
Cash and cash equivalents at the end of year	$628.4	$362.1	$355.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2010, 2011 and 2012

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Comprehensive Income (Loss)	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2009	$2,317.0		$1,272.8	$1,032.1	$11.7	$.4
Net income	319.4	$319.4		319.4
Other comprehensive income (loss):
Cumulative translation adjustment	(7.2)	(7.2)			(7.2)
Unrealized gain on derivatives	14.9	14.9			14.9
Total comprehensive income	327.1	$327.1
Dividends paid	(195.0)			(195.0)
Balance October 31, 2010	2,449.1		1,272.8	1,156.5	19.4	.4
Net income	363.6	$363.6		363.6
Other comprehensive income (loss):
Cumulative translation adjustment	13.8	13.8			13.8
Unrealized gain on derivatives	20.9	20.9			20.9
Total comprehensive income	398.3	$398.3
Dividends paid	(294.0)			(294.0)
Balance October 31, 2011	2,553.4		1,272.8	1,226.1	54.1	.4
Net income	382.7	$382.7		382.7
Other comprehensive income (loss):
Cumulative translation adjustment	(29.2)	(29.2)			(29.2)
Unrealized loss on derivatives	(3.3)	(3.3)			(3.3)
Total comprehensive income	350.2	$350.2
Capital investment	160.0		160.0
Balance October 31, 2012	$3,063.6		$1,432.8	$1,608.8	$21.6	$.4

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

In August 2010, the Company sold John Deere Risk Protection, the crop insurance managing general agency, to JDFS at its carrying value.

Retail notes, revolving charge accounts, wholesale receivables, financing leases and operating loans are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

The Company bears substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers, and customer guarantees from certain John Deere dealers and John Deere Financial multi-use and PowerPlan® merchants) associated with its holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5 percent) is guaranteed by certain subsidiaries of Deere & Company. The Company also performs substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5 percent) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to the Company based on utilization of those lines.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net loss for foreign exchange in 2012, 2011 and 2010 was $28.0 million, $31.9 million and $32.1 million, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles — Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. The effective date will be the first quarter of fiscal year 2013. The adoption will have no effect on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles — Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The effective date will be the first quarter of fiscal year 2013. The adoption will have no effect on the Company’s consolidated financial statements.

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

Retail notes receivable by product category at October 31 were as follows (in millions of dollars):

	2012		2011
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf equipment – new	$6,884.7	$1,254.2	$6,151.5	$1,105.2
Agriculture and turf equipment – used	4,637.8	1,871.9	4,282.4	1,491.6
Construction and forestry equipment – new	734.9	442.2	661.1	278.7
Construction and forestry equipment – used	138.6	111.1	159.4	84.0
Recreational products			3.5
Total	12,396.0	3,679.4	11,257.9	2,959.5
Unearned finance income	(302.5)	(44.1)	(309.4)	(36.3)
Retail notes receivable	$12,093.5	$3,635.3	$10,948.5	$2,923.2

Retail notes acquired by the Company during the years ended October 31, 2012, 2011 and 2010 had an average original term (based on dollar amounts) of 54 months, 54 months and 55 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2012, 2011 and 2010 was 31 months, 34 months and 36 months, respectively.

Gross retail note installments at October 31 were scheduled to be received as follows (in millions of dollars):

	2012		2011
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$3,882.0	$1,437.1	$3,605.0	$1,192.4
13-24 months	3,036.6	1,004.5	2,762.5	806.8
25-36 months	2,445.2	711.9	2,200.4	523.6
37-48 months	1,743.4	398.9	1,558.4	305.4
49-60 months	1,072.2	120.2	928.7	119.0
Over 60 months	216.6	6.8	202.9	12.3
Total	$12,396.0	$3,679.4	$11,257.9	$2,959.5

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2012, 2011 and 2010, the Company received proceeds from sales of Receivables of $35 million, $2 million and $18 million, respectively. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2012, 2011 and 2010 was $2 million, $3 million and $5 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2012, 2011 and 2010, the balance of all Receivables and Leases administered, but not owned by the Company, was $16 million, $39 million and $80 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2012, the average effective yield on retail notes held by the Company was approximately 5.0 percent, compared with 5.5 percent in 2011 and 6.1 percent in 2010. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 23 percent, 20 percent and 24 percent in 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $163 million, $140 million and $164 million, respectively.

A deposit equal to one percent of the face amount of certain John Deere agriculture and turf equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is no withholding of dealer deposits on John Deere construction and forestry equipment retail notes.

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. The customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial multi-use, PowerPlan® and the John Deere Financial Revolving Plan. John Deere Financial multi-use is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants, including agribusinesses and dealers, offer John Deere Financial multi-use as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial multi-use income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day-to-day operating expenses, such as parts and services, and is otherwise similar to John Deere Financial multi-use.  John Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable, and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from sponsoring merchants.

During 2012, 2011 and 2010, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $10 million, $11 million and $13 million, respectively. Revolving charge accounts receivable at October 31, 2012 and 2011 totaled $2,428 million and $2,452 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2012 and 2011 totaled $6,483 million and $5,212 million, respectively.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity. During 2012, 2011 and 2010, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $200 million, $169 million and $161 million, respectively.

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

Financing leases receivable by product category at October 31 were as follows (in millions of dollars):

	2012	2011
Agriculture and turf equipment	$375.9	$325.1
Construction and forestry equipment	154.1	148.0
Total	530.0	473.1
Estimated residual values	59.2	51.2
Unearned finance income	(66.8)	(65.6)
Financing leases receivable	$522.4	$458.7

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 were scheduled as follows (in millions of dollars):

	2012	2011
Due in:
0-12 months	$207.3	$188.8
13-24 months	144.1	127.9
25-36 months	101.8	84.7
37-48 months	49.9	50.3
Over 48 months	26.9	21.4
Total	$530.0	$473.1

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2012, 2011 and 2010, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $2 million, $1 million and $1 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Operating Loans

Operating loan income is generated from finance charges paid by customers on their outstanding account balances. Operating loans receivable totaled $42 million and $84 million at October 31, 2012 and 2011, respectively.

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

An aging of past due and non-performing Receivables at October 31, 2012 was as follows (in millions of dollars):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$52.6	$21.8	$14.3	$88.7
Construction and forestry equipment	38.6	17.0	8.7	64.3
Revolving charge accounts:
Agriculture and turf equipment	12.3	3.6	1.6	17.5
Construction and forestry equipment	2.4	.7	.3	3.4
Wholesale receivables:
Agriculture and turf equipment	2.3	3.8	6.6	12.7
Construction and forestry equipment	1.2		1.5	2.7
Financing leases:
Agriculture and turf equipment	7.0	1.7	.7	9.4
Construction and forestry equipment	.8	.3		1.1
Operating loans:
Agriculture and turf equipment
Total Receivables	$117.2	$48.9	$33.7	$199.8

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$88.7	$37.8	$14,207.3	$14,333.8
Construction and forestry equipment	64.3	13.1	1,317.6	1,395.0
Revolving charge accounts:
Agriculture and turf equipment	17.5	.8	2,343.0	2,361.3
Construction and forestry equipment	3.4		63.0	66.4
Wholesale receivables:
Agriculture and turf equipment	12.7	.4	5,394.4	5,407.5
Construction and forestry equipment	2.7		1,072.9	1,075.6
Financing leases:
Agriculture and turf equipment	9.4	9.2	356.5	375.1
Construction and forestry equipment	1.1	1.9	144.3	147.3
Operating loans:
Agriculture and turf equipment			42.3	42.3
Total Receivables	$199.8	$63.2	$24,941.3	$25,204.3

*                        Receivables that are 90 days or greater past due and still accruing finance income.

An aging of past due and non-performing Receivables at October 31, 2011 was as follows (in millions of dollars):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$76.1	$25.4	$20.3	$121.8
Construction and forestry equipment	43.6	19.0	11.2	73.8
Recreational products
Revolving charge accounts:
Agriculture and turf equipment	15.2	5.7	2.8	23.7
Construction and forestry equipment	2.1	.8	.4	3.3
Wholesale receivables:
Agriculture and turf equipment	1.5	3.0	.6	5.1
Construction and forestry equipment	.4		.2	.6
Financing leases:
Agriculture and turf equipment	4.7	3.4	1.1	9.2
Construction and forestry equipment	.8	1.1	.3	2.2
Operating loans:
Agriculture and turf equipment
Total Receivables	$144.4	$58.4	$36.9	$239.7

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$121.8	$41.1	$12,549.8	$12,712.7
Construction and forestry equipment	73.8	16.9	1,064.8	1,155.5
Recreational products		.1	3.4	3.5
Revolving charge accounts:
Agriculture and turf equipment	23.7	1.5	2,364.7	2,389.9
Construction and forestry equipment	3.3		59.3	62.6
Wholesale receivables:
Agriculture and turf equipment	5.1	4.7	4,350.2	4,360.0
Construction and forestry equipment	.6		851.1	851.7
Financing leases:
Agriculture and turf equipment	9.2	10.2	299.3	318.7
Construction and forestry equipment	2.2	3.0	134.8	140.0
Operating loans:
Agriculture and turf equipment		1.5	82.5	84.0
Total Receivables	$239.7	$79.0	$21,759.9	$22,078.6

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

An analysis of the allowance for credit losses and investment in Receivables during 2012 and 2011 was as follows (in millions of dollars):

	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
2012
Allowance:
Beginning of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(10.4)	7.9	.9	1.4	(.2)
Write-offs	(7.4)	(28.8)	(1.0)	(3.5)	(40.7)
Recoveries	6.8	21.4	.1	.8	29.1
Other changes (primarily translation adjustments)	(.4)		(.1)		(.5)
End of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Balance individually evaluated *		$.5	$.1		$.6

Receivables:
End of year balance	$15,728.8	$2,427.7	$6,483.1	$564.7	$25,204.3
Balance individually evaluated *	$10.6	$.5	$.2	$.3	$11.6

*                 Remainder is collectively evaluated.

2011
Allowance:
Beginning of year balance	$82.1	$43.3	$7.4	$15.8	$148.6
Provision (credit) for credit losses	(6.9)	7.3	(1.1)	2.6	1.9
Write-offs	(14.9)	(39.1)	(.6)	(6.9)	(61.5)
Recoveries	7.2	28.2	.1	1.3	36.8
Other changes (primarily translation adjustments)	.3		.2		.5
End of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Balance individually evaluated *	$.5		$.2	$.3	$1.0

Receivables:
End of year balance	$13,871.7	$2,452.5	$5,211.7	$542.7	$22,078.6
Balance individually evaluated *	$11.0	$.2	$4.8	$2.1	$18.1

*                 Remainder is collectively evaluated.

A comparative analysis of the allowance for credit losses on total Receivables follows (in millions of dollars):

	2012	2011	2010
Beginning of year balance	$126.3	$148.6	$158.2
Provision (credit) for credit losses	(.2)	1.9	79.7
Write-offs	(40.7)	(61.5)	(120.2)
Recoveries	29.1	36.8	30.9
Other changes (primarily translation adjustments)	(.5)	.5
End of year balance	$114.0	$126.3	$148.6

Investments in non-performing Receivables at October 31, 2012 and 2011 were $63 million and $79 million, respectively. These Receivables as a percentage of Receivables outstanding were .25 percent and .36 percent at October 31, 2012 and 2011, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $200 million at October 31, 2012, compared with $240 million at October 31, 2011. These past due amounts represented .79 percent and 1.09 percent of the Receivables financed at October 31, 2012 and 2011, respectively. The allowance for credit losses represented .45 percent and .57 percent of Receivables outstanding at October 31, 2012 and 2011, respectively. In addition, at October 31, 2012 and 2011, the Company had $172 million and $170 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

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

An analysis of impaired Receivables at October 31, 2012 and 2011 was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
2012 *
Receivables with specific allowance:
Revolving charge accounts	$.5	$.5	$.5	$.5
Wholesale receivables	.2	.2	.1	.2
Total	.7	.7	.6	.7

Receivables without specific allowance:
Retail notes	8.5	8.4		8.4
Total	$9.2	$9.1	$.6	$9.1
Agriculture and turf	$6.5	$6.4	$.6	$6.1
Construction and forestry	$2.7	$2.7		$3.0

2011 *
Receivables with specific allowance:
Retail notes	$.8	$.8	$.5	$.8
Wholesale receivables	4.5	4.5	.2	4.5
Financing leases				.2
Operating loans	.5	.5	.3	2.0
Total	5.8	5.8	1.0	7.5

Receivables without specific allowance:
Retail notes	7.8	7.7		9.9
Wholesale receivables	.3	.3		.3
Total	$13.9	$13.8	$1.0	$17.7
Agriculture and turf	$11.0	$10.9	$1.0	$13.5
Construction and forestry	$2.9	$2.9		$4.2

*                 Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2012, the Company identified 138 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $4.8 million pre-modification and $4.3 million post-modification. During 2011, the Company identified 208 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $9.7 million pre-modification and $8.4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2012, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(3.4)	(.03)%	$(5.3)	(.05)%	$(6.6)	(.07)%
Construction and forestry equipment	(4.0)	(.32)	(9.5)	(.84)	(23.1)	(1.89)
Recreational products			(.1)	(2.38)	(.4)	(7.27)
Total retail notes	(7.4)	(.05)	(14.9)	(.12)	(30.1)	(.27)
Revolving charge accounts	(28.8)	(1.29)	(39.1)	(1.77)	(70.9)	(3.38)
Wholesale receivables	(1.0)	(.02)	(.6)	(.01)	.7	.02
Financing leases	(1.6)	(.34)	(3.6)	(.84)	(2.4)	(.62)
Operating loans	(1.9)	(3.12)	(3.3)	(1.91)	(17.5)	(7.79)
Total write-offs	(40.7)	(.18)	(61.5)	(.30)	(120.2)	(.65)
Recoveries:
Retail notes:
Agriculture and turf equipment	3.9	.03	3.6	.03	3.8	.04
Construction and forestry equipment	2.9	.23	3.5	.31	3.2	.26
Recreational products			.1	2.38	.2	3.64
Total retail notes	6.8	.05	7.2	.06	7.2	.06
Revolving charge accounts	21.4	.96	28.2	1.28	22.7	1.08
Wholesale receivables	.1	.00	.1	.00	.4	.01
Financing leases	.3	.06	.1	.02	.4	.10
Operating loans	.5	.82	1.2	.69	.2	.09
Total recoveries	29.1	.13	36.8	.18	30.9	.17
Total net write-offs	$(11.6)	(.05)	$(24.7)	(.12)	$(89.3)	(.48)

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,330 million and $1,523 million at October 31, 2012 and 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,262 million and $1,395 million at October 31, 2012 and 2011, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $324 million and $369 million at October 31, 2012 and 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $310 million and $346 million at October 31, 2012 and 2011, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,049 million and $1,109 million at October 31, 2012 and 2011, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,004 million and $1,038 million at October 31, 2012 and 2011, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

2012
Carrying value of liabilities	$1,004
Maximum exposure to loss	1,049

The total assets of unconsolidated VIEs related to securitizations were approximately $31 billion at October 31, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2012	2011
Retail notes securitized	$3,635.3	$2,923.2
Allowance for credit losses	(17.7)	(18.2)
Other assets	85.6	96.3
Total restricted securitized assets	$3,703.2	$3,001.3

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2012	2011
Securitization borrowings	$3,574.8	$2,777.4
Accounts payable and accrued expenses	1.3	1.4
Total liabilities related to restricted securitized assets	$3,576.1	$2,778.8

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2012, the maximum remaining term of all restricted securitized retail notes was approximately six years.

Note 7.  Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2012, 2011 and 2010, the Company recorded impairment losses on operating leases of none, $.8 million and $1.3 million, respectively. Operating lease impairments are included in administrative and operating expenses on the statements of consolidated income.

The cost of equipment on operating leases by product category at October 31 was as follows (in millions of dollars):

	2012	2011
Agriculture and turf equipment	$1,302.7	$1,105.9
Construction and forestry equipment	465.8	472.1
Total	1,768.5	1,578.0
Accumulated depreciation	(350.3)	(345.9)
Equipment on operating leases — net	$1,418.2	$1,232.1

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 were scheduled as follows (in millions of dollars):

	2012	2011
Due in:
0-12 months	$229.6	$215.5
13-24 months	142.5	128.8
25-36 months	67.1	64.9
37-48 months	28.3	27.7
Over 48 months	4.4	4.1
Total	$471.9	$441.0

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. As with construction and forestry retail notes, there are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2012, 2011 and 2010, the operating lease revenue earned from John Deere was $6 million, $6 million and $7 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $20 million and $26 million at October 31, 2012 and 2011, respectively.

Note 8.  Notes Receivable from John Deere

The Company made loans to John Deere Renewables, LLC, an affiliated company that had investments in wind energy projects. In December 2010, John Deere sold its wind energy business and, as a result, John Deere Renewables, LLC repaid all outstanding loans to the Company. The Company received interest from John Deere at competitive market interest rates. During 2012, 2011 and 2010, the interest earned from John Deere was none, $4 million and $43 million, respectively.

Note 9.  Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2012		2011
Commercial paper and other notes payable	$1,009.3		$761.2
Securitization borrowings	3,574.8		2,777.4
John Deere	516.4		1,057.9
Current maturities of long-term borrowings	3,912.9	*	4,653.1	*
Total	$9,013.4		$9,249.6

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $3,575 million at October 31, 2012 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2013 - $1,853, 2014 - $1,043, 2015 - $499, 2016 - $162, 2017 - $17 and 2018 - $1. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2012 and 2011, was .9 percent and 1.1 percent, respectively.

Lines of credit available from U.S. and foreign banks were $5,005 million at October 31, 2012. Some of these credit lines are available to both John Deere Capital Corporation and Deere & Company. At October 31, 2012, $3,793 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization.

Included in the above lines of credit were long-term credit facility agreements for $2,750 million, expiring in April 2015, and $1,500 million, expiring in April 2017. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 10.  Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2012		2011
Senior Debt:
Medium-term notes due 2013-2023 (principal $13,759 - 2012, $10,372 - 2011):	$14,230.3	*	$10,687.7	*
Average interest rate of 1.5% - 2012, 2.0% - 2011
5.10% Debentures due 2013 ($650 principal):			678.8	*
Swapped $450 in 2011 to variable interest rate of 1.1% - 2011
2.75% Senior notes due 2022 ($500 principal):	518.4	*
Swapped $500 in 2012 to variable interest rate of 1.1% - 2012
Other notes	37.9		36.1
Total senior debt	14,786.6		11,402.6
Unamortized debt discount	(16.7)		(13.0)
Total **	$14,769.9		$11,389.6

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2013 - $3,899, 2014 - $3,528, 2015 - $2,774, 2016 - $1,445 and 2017 - $2,400.

Note 11.  Leases

Total rental expense for operating leases was $4 million, $3 million and $3 million for 2012, 2011 and 2010, respectively. At October 31, 2012, future minimum lease payments under operating leases amounted to $4 million as follows (in millions of dollars): 2013 - $2, 2014 - $1 and 2015 - $1.

Note 12.  Capital Stock

All of John Deere Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2012 or 2011. At October 31, 2012 and 2011, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock. In addition, in 2012, Deere & Company increased its investment in JDFS by $160 million. In turn, JDFS increased its investment in the Capital Corporation by $160 million.

Note 13.  Dividends

The Capital Corporation did not declare or pay cash dividends to JDFS in 2012. This compares to $294 million in dividends declared and paid to JDFS in 2011. In 2011, JDFS paid comparable dividends to Deere & Company.

Note 14.  Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $5.6 million in 2012, $5.2 million in 2011 and $9.0 million in 2010. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $7.9 million in 2012, $8.1 million in 2011 and $7.4 million in 2010. Further disclosure for these plans is included in the notes to the Deere & Company 2012 Annual Report on Form 10-K.

Note 15.  Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2012, 2011 and 2010, the total share-based compensation expense was $5.0 million, $5.1 million and $6.0 million, respectively, with an income tax benefit recognized in net income of $1.8 million, $1.9 million and $2.2 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2012 Annual Report on Form 10-K.

Note 16.  Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2012	2011	2010
Current:
U.S.:
Federal	$173.6	$66.5	$50.3
State	10.1	14.4	1.0
Foreign	34.0	25.0	21.2
Total current	217.7	105.9	72.5

Deferred:
U.S.:
Federal	4.4	98.1	88.6
State	1.6	2.8	(1.4)
Foreign	(5.9)	2.4	(.3)
Total deferred	.1	103.3	86.9
Provision for income taxes	$217.8	$209.2	$159.4

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2012	2011	2010
U.S. federal income tax provision at a statutory rate of 35 percent	$209.7	$200.1	$167.3
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.5)	(1.6)	(1.6)
Tax rates on foreign earnings	(6.3)	(5.5)	(3.8)
State and local income taxes, net of federal income tax benefit	7.6	11.2	(.3)
Other — net	8.3	5.0	(2.2)
Provision for income taxes	$217.8	$209.2	$159.4

At October 31, 2012, accumulated earnings in certain subsidiaries outside the U.S. totaled $198.5 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical. At October 31, 2012, the amount of cash and cash equivalents held by these foreign subsidiaries was $51.6 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 was as follows (in millions of dollars):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$345.6		$340.1
Tax over book depreciation		2.0		7.6
Deferred retail note finance income		3.0		3.0
Allowance for credit losses	$45.9		$53.2
Unrealized gain/loss on derivatives	6.1		4.3
Accrual for retirement and other benefits	8.0		9.4
Federal taxes on deferred state tax deductions	12.2		8.8
Tax loss and tax credit carryforwards	3.9		4.4
Miscellaneous accruals and other	.2			5.8
Less valuation allowances	(.4)
Deferred income tax assets and liabilities	$75.9	$350.6	$80.1	$356.5

At October 31, 2012, certain tax loss and tax credit carryforwards of $3.9 million were available, with $3.5 million expiring from 2013 through 2031 and $.4 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 was as follows (in millions of dollars):

	2012	2011	2010
Beginning of year balance	$30.0	$30.3	$38.5
Increases to tax positions taken during the current year	12.0	10.6	8.9
Increases to tax positions taken during prior years	.8	5.9	.4
Decreases to tax positions taken during prior years	(6.6)	(14.7)	(14.4)
Decreases due to lapse of statute of limitations	(3.6)	(2.1)	(1.4)
Settlements		(.1)	(1.5)
Foreign exchange	(.1)	.1	(.2)
End of year balance	$32.5	$30.0	$30.3

The amount of unrecognized tax benefits at October 31, 2012 that would affect the effective tax rate if the tax benefits were recognized was $17.3 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2009. The years’ 2009 and 2010 federal income tax returns are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2012, 2011 and 2010, the total amount of expense (credit) from interest and penalties was $.2 million, $3.8 million and ($1.6) million and the interest income was not material for any of the periods. During 2010, the expense from interest and penalties includes reversals of interest and penalties of $2.3 million due to audit settlements. At October 31, 2012 and 2011, the liability for accrued interest and penalties totaled $12.4 million and $12.5 million, respectively.

Note 17.  Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2012	2011	2010
Other income - net
Fees from John Deere	$43.0	$44.0	$83.7
Other	25.1	20.4	7.9
Total	$68.1	$64.4	$91.6

Administrative and operating expenses
Compensation and benefits	$209.6	$207.9	$207.2
Crop insurance commission expenses			52.0
Other	129.7	124.9	110.7
Total	$339.3	$332.8	$369.9

Note 18.  Cash Flow Information

For purposes of the statements of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2012, 2011 and 2010 were $506 million, $486 million and $537 million, respectively. Cash payments for income taxes during these same periods were $204 million, $125 million and $60 million, respectively.

Note 19.  Commitments and Contingencies

At October 31, 2012, John Deere Financial Inc. (formerly known as John Deere Credit Inc.), the John Deere finance subsidiary in Canada, had $66 million of commercial paper, $1,734 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,453 million that were guaranteed by the Company.

In March 2012, John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $402 million at October 31, 2012. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.8 billion at October 31, 2012. The amount of unused commitments to extend credit to customers was $28.1 billion at October 31, 2012. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2012, the Company had restricted other assets of $22 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingencies totaling approximately $2 million at October 31, 2012, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2012.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to state and federal laws and regulations concerning retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

Note 20.  Other Comprehensive Income Items

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2010
Cumulative translation adjustment	$(7.2)		$(7.2)
Unrealized gain on derivatives:
Hedging loss	(55.8)	$19.1	(36.7)
Reclassification of realized loss to net income	78.4	(26.8)	51.6
Net unrealized gain on derivatives	22.6	(7.7)	14.9
Total other comprehensive income (loss)	$15.4	$(7.7)	$7.7

2011
Cumulative translation adjustment	$13.8		$13.8
Unrealized gain on derivatives:
Hedging gain	31.4	$(11.1)	20.3
Reclassification of realized loss to net income	.9	(.3)	.6
Net unrealized gain on derivatives	32.3	(11.4)	20.9
Total other comprehensive income (loss)	$46.1	$(11.4)	$34.7

2012
Cumulative translation adjustment	$(29.2)		$(29.2)
Unrealized loss on derivatives:
Hedging loss	(60.5)	$21.4	(39.1)
Reclassification of realized loss to net income	55.4	(19.6)	35.8
Net unrealized loss on derivatives	(5.1)	1.8	(3.3)
Total other comprehensive income (loss)	$(34.3)	$1.8	$(32.5)

Note 21.  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values at October 31 were as follows (in millions of dollars):

	2012		2011
	Carrying Value	Fair Value *	Carrying Value	Fair Value
Receivables financed - net	$21,472	$21,455	$19,047	$19,034

Retail notes securitized - net	3,618	3,615	2,905	2,907

Securitization borrowings	3,575	3,584	2,777	2,789

Current maturities of long-term borrowings	3,913	3,947	4,653	4,704

Long-term borrowings	14,770	15,048	11,390	11,751

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2012	2011
Receivable from John Deere
Derivatives:
Interest rate contracts	$355.8	$168.4
Cross-currency interest rate contracts	9.9	.9
Other assets
Derivatives:
Interest rate contracts	227.6	268.6
Foreign exchange contracts	1.9
Cross-currency interest rate contracts	.3	1.6
Total assets *	$595.5	$439.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$25.3	$19.6
Cross-currency interest rate contracts	2.9	1.4
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	41.3	37.0
Foreign exchange contracts	5.4	47.6
Cross-currency interest rate contracts	56.4	5.7
Total liabilities	$131.3	$111.3

*                                         Excluded from this table are cash equivalents, which are carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 were as follows (in millions of dollars):

	Fair Value*		Losses
	2012	2011	2012	2011	2010
Receivables:
Retail notes		$.3			$.1
Revolving charge accounts			$.5
Wholesale receivables	$.1	4.3	.1	$.3	1.9
Operating loans		.2			2.7
Total Receivables	$.1	$4.8	$.6	$.3	$4.7

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

Note 22.  Derivative Instruments

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. At October 31, 2012 and 2011, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. The Company, due to its credit rating and amounts of net liability positions, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $230 million and $270 million as of October 31, 2012 and 2011, respectively. The amount of collateral received at October 31, 2012 and 2011 to offset this potential maximum loss was $36 million and $25 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $63 million and $38 million as of October 31, 2012 and 2011, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2012 and 2011.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $341 million and $151 million as of October 31, 2012 and 2011, respectively.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2012 and 2011 were $2,850 million and $1,350 million, respectively. The total notional amount of the cross-currency interest rate contracts was $853 million at October 31, 2012 and 2011, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2012 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. These contracts mature in up to 23 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2012 and 2011 were $8,688 million and $7,276 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were losses of $1 million and $4 million during 2012 and 2011, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2012	2011
Interest rate contracts *	$186.5	$16.6
Borrowings **	(187.8)	(20.3)

*                                         Includes changes in fair value of interest rate contracts excluding net accrued interest income of $145.9 million and $160.7 million during 2012 and 2011, respectively.

**                                  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $257.8 million and $250.2 million during 2012 and 2011, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2012 and 2011 were $2,380 million and $2,361 million, the foreign exchange contracts were $1,298 million and $979 million, and the cross-currency interest rate contracts were $78 million and $52 million, respectively. At October 31, 2012 and 2011, there were also $1,445 million and $1,402 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2012	2011

Receivable from John Deere
Designated as hedging instruments:
Interest rate contracts	$314.2	$133.1
Cross-currency interest rate contracts	8.7
Total designated	322.9	133.1

Not designated as hedging instruments:
Interest rate contracts	41.6	35.3
Cross-currency interest rate contracts	1.2	.9
Total not designated	42.8	36.2

Other Assets
Designated as hedging instruments:
Interest rate contracts	197.0	237.2

Not designated as hedging instruments:
Interest rate contracts	30.6	31.4
Foreign exchange contracts	1.9
Cross-currency interest rate contracts	.3	1.6
Total not designated	32.8	33.0

Total derivatives	$595.5	$439.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$11.8	$13.4
Cross-currency interest rate contracts	2.2	1.4
Total designated	14.0	14.8

Not designated as hedging instruments:
Interest rate contracts	13.5	6.2
Cross-currency interest rate contracts	.7
Total not designated	14.2	6.2

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts	56.3	5.5

Not designated as hedging instruments:
Interest rate contracts	41.3	37.0
Foreign exchange contracts	5.4	47.6
Cross-currency interest rate contracts	.1	.2
Total not designated	46.8	84.8

Total derivatives	$131.3	$111.3

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI Classification	2012	2011	2010
Fair Value Hedges
Interest rate contracts	Interest expense	$332.4	$177.3	$337.8

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(22.1)	(4.7)	(14.0)
Foreign exchange contracts	OCI (pretax) *	(38.4)	36.1	(41.8)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(13.1)	(20.2)	(67.2)
Foreign exchange contracts	Administrative and operating expenses *	(42.3)	19.3	(11.2)

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(8.6)	$(.1)	$32.2
Foreign exchange contracts	Administrative and operating expenses *	7.7	(78.3)	(80.1)
Total not designated		$(.9)	$(78.4)	$(47.9)

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions during 2012 and 2011 was $281 million and $194 million, respectively. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above for 2011 relate only to activity that took place between the merger date and October 31, 2011.

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

Geographic area information for the years ended October 31, 2012, 2011 and 2010 is presented below (in millions of dollars):

	2012	2011	2010
Revenues:
U.S.	$1,446	$1,387	$1,496
Outside the U.S.	229	234	186
Total	$1,675	$1,621	$1,682

Operating profit:
U.S.	$494	$474	$409
Outside the U.S.	107	98	69
Total	$601	$572	$478

Receivables:
U.S.	$21,554	$18,618	$16,918
Outside the U.S.	3,650	3,461	2,942
Total	$25,204	$22,079	$19,860

Note 24.  Unconsolidated Affiliated Company

The Capital Corporation’s investment in an unconsolidated affiliated company consists of a 50% ownership in John Deere Financial S.A.S., a joint venture in France that primarily offers lease financing to customers. The Capital Corporation does not control the joint venture and accounts for its investment in the joint venture on the equity basis. The Company’s share of the income or loss of this joint venture is reported in the consolidated income statement under “Equity in income of unconsolidated affiliate.” The investment in this joint venture is reported in the consolidated balance sheet under “Investment in unconsolidated affiliate.”

Summarized financial information of the unconsolidated affiliated company was as follows (in millions of dollars):

	Year Ended October 31,
	2012	2011	2010
Operations:
Finance income	$11.2	$9.9	$9.5
Net income	2.8	2.3	1.7
The Company’s equity in net income	1.4	1.2	.9

	October 31,
	2012	2011
Financial Position:
Total assets	$137.2	$115.6
Total external borrowings	110.7	95.8
Total net assets	17.4	16.3
The Company’s share of net assets	8.7	8.1

Note 25.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2012:
Revenues	$394.9	$413.3	$422.7	$443.7	$1,674.6
Interest expense	119.3	125.4	109.2	101.7	455.6
Operating expenses	138.8	158.8	159.1	163.2	619.9
Provision for income taxes	44.0	51.1	56.0	66.7	217.8
Equity in income of unconsolidated affiliate	.5	.3	.1	.5	1.4
Net income attributable to the Company	$93.3	$78.3	$98.5	$112.6	$382.7

2011:
Revenues	$394.3	$399.3	$414.0	$413.8	$1,621.4
Interest expense	132.4	120.5	111.2	115.2	479.3
Operating expenses	134.2	142.8	147.6	145.9	570.5
Provision for income taxes	44.2	50.4	54.9	59.7	209.2
Equity in income of unconsolidated affiliate	.3	.3	.2	.4	1.2
Net income attributable to the Company	$83.8	$85.9	$100.5	$93.4	$363.6

Note 26.  Subsequent Event

On December 6, 2012, the Capital Corporation declared a $30 million dividend to be paid to John Deere Financial Services, Inc. on January 16, 2013. John Deere Financial Services, Inc. in turn, declared a $30 million dividend to Deere & Company, also payable on January 16, 2013.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.3

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.	Not applicable

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

49-Month Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended April 30, 2011, Securities and Exchange Commission File Number 1-4121*)

10.11

First Amendment, dated April 22, 2011, to the 49-Month Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended April 30, 2011, Securities and Exchange Commission File Number 1-4121*)

10.12

Second Amendment, dated February 27, 2012, to the 49-Month Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission File Number 1-4121*)

10.13

Multi-year Credit Agreement among registrant, Deere & Company, John Deere Bank S.A.,various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al, dated February 27, 2012 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission file number 1-4121*)

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2012 (Securities and Exchange Commission file number 1-4121*)

101.	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.