Form 10-Q
period 2013-01-31
DEERE JOHN CAPITAL CORP
filed 2013-02-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

At January 31, 2013, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 32

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Three Months Ended January 31, 2013 and 2012

(Unaudited)

(in millions)

	2013	2012
Revenues
Finance income earned on retail notes	$179.8	$176.9
Revolving charge account income	50.7	54.2
Finance income earned on wholesale receivables	79.4	70.8
Lease revenues	81.6	76.4
Operating loan income	.5	.9
Other income - net	16.1	15.7
Total revenues	408.1	394.9
Expenses
Interest expense	87.5	119.3
Operating expenses:
Administrative and operating expenses	88.1	79.5
Fees paid to John Deere	23.1	12.3
Provision (credit) for credit losses	.7	(2.8)
Depreciation of equipment on operating leases	53.8	49.8
Total operating expenses	165.7	138.8
Total expenses	253.2	258.1
Income of consolidated group before income taxes	154.9	136.8
Provision for income taxes	50.2	44.0
Income of consolidated group	104.7	92.8
Equity in income of unconsolidated affiliate	.3	.5
Net income	105.0	93.3
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$105.0	$93.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

For the Three Months Ended January 31, 2013 and 2012

(Unaudited)

(in millions)

	2013	2012

Net income	$105.0	$93.3

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	5.9	(22.6)
Unrealized gain (loss) on derivatives	2.5	(3.6)
Other comprehensive income (loss), net of income taxes	8.4	(26.2)

Comprehensive income of consolidated group	113.4	67.1
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$113.4	$67.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 31,	October 31,	January 31,
	2013	2012	2012
Assets
Cash and cash equivalents	$354.1	$628.4	$914.1
Receivables:
Retail notes	12,809.8	12,093.5	11,137.6
Retail notes securitized	3,047.0	3,635.3	2,695.4
Revolving charge accounts	1,755.3	2,427.7	1,762.3
Wholesale receivables	6,891.4	6,483.1	5,351.3
Financing leases	517.4	522.4	434.5
Operating loans	40.8	42.3	75.5
Total receivables	25,061.7	25,204.3	21,456.6
Allowance for credit losses	(113.4)	(114.0)	(120.8)
Total receivables – net	24,948.3	25,090.3	21,335.8
Other receivables	32.9	31.2	29.7
Receivables from John Deere	327.4	365.7	270.5
Equipment on operating leases – net	1,380.3	1,418.2	1,150.2
Investment in unconsolidated affiliate	9.3	8.7	8.0
Deferred income taxes	14.5	14.6	20.6
Other assets	542.6	536.8	625.1
Total Assets	$27,609.4	$28,093.9	$24,354.0
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,608.5	$1,009.3	$659.1
Securitization borrowings	3,043.9	3,574.8	2,613.8
John Deere	740.9	516.4	506.3
Current maturities of long-term borrowings	3,615.6	3,912.9	5,503.2
Total short-term borrowings	9,008.9	9,013.4	9,282.4
Other payables to John Deere	31.8	28.2	10.8
Accounts payable and accrued expenses	585.9	757.7	666.4
Deposits withheld from dealers and merchants	171.6	171.8	166.6
Deferred income taxes	294.1	289.3	286.0
Long-term borrowings	14,370.1	14,769.9	11,321.3
Total liabilities	24,462.4	25,030.3	21,733.5
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,432.8	1,432.8	1,272.8
Retained earnings	1,683.8	1,608.8	1,319.4
Accumulated other comprehensive income	30.0	21.6	27.9
Total Company stockholder’s equity	3,146.6	3,063.2	2,620.1
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	3,147.0	3,063.6	2,620.5
Total Liabilities and Stockholder’s Equity	$27,609.4	$28,093.9	$24,354.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Three Months Ended January 31, 2013 and 2012

(Unaudited)

(in millions)

	2013	2012
Cash Flows from Operating Activities:
Net income	$105.0	$93.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	.7	(2.8)
Provision for depreciation and amortization	56.1	55.2
Provision (credit) for deferred income taxes	3.6	(9.2)
Undistributed earnings of unconsolidated affiliate	(.3)	(.5)
Change in accounts payable and accrued expenses	(38.2)	(19.3)
Change in accrued income taxes payable/receivable	(1.0)	34.7
Other	23.6	(13.6)
Net cash provided by operating activities	149.5	137.8

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,847.2)	(3,397.4)
Collections of receivables (excluding wholesale)	4,337.2	4,036.6
Increase in wholesale receivables - net	(380.4)	(197.1)
Cost of equipment on operating leases acquired	(226.0)	(127.8)
Proceeds from sales of equipment on operating leases	163.2	159.2
Proceeds from sales of receivables	.7	5.9
Change in restricted cash	(23.5)	(59.2)
Increase (decrease) in collateral on derivatives received - net	(15.0)	13.3
Other	(2.9)	(68.4)
Net cash provided by investing activities	6.1	365.1

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable - net	590.2	(77.2)
Decrease in securitization borrowings - net	(530.9)	(163.7)
Increase (decrease) in payable to John Deere - net	207.2	(497.5)
Proceeds from issuance of long-term borrowings	500.4	1,098.7
Payments of long-term borrowings	(1,156.5)	(304.0)
Dividends paid	(30.0)
Debt issuance costs	(3.7)	(5.3)
Net cash provided by (used for) financing activities	(423.3)	51.0

Effect of exchange rate changes on cash and cash equivalents	(6.6)	(1.9)
Net increase (decrease) in cash and cash equivalents	(274.3)	552.0
Cash and cash equivalents at beginning of period	628.4	362.1
Cash and cash equivalents at end of period	$354.1	$914.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2012 and 2013

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2011	$2,553.4	$1,272.8	$1,226.1	$54.1	$.4
Net income	93.3		93.3
Other comprehensive income (loss)	(26.2)			(26.2)
Balance January 31, 2012	$2,620.5	$1,272.8	$1,319.4	$27.9	$.4

Balance October 31, 2012	$3,063.6	$1,432.8	$1,608.8	$21.6	$.4
Net income	105.0		105.0
Other comprehensive income (loss)	8.4			8.4
Dividends declared	(30.0)		(30.0)
Balance January 31, 2013	$3,147.0	$1,432.8	$1,683.8	$30.0	$.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

(2)	New accounting standards adopted in the first three months of 2013 were as follows:

In the first quarter of 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has presented two separate but consecutive statements with the tax effects for other comprehensive income items disclosed in the notes. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2013, the Company adopted FASB ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. The adoption had no effect on the Company’s consolidated financial statements.

In the first quarter of 2013, the Company adopted FASB ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The adoption had no effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. The effective date will be the first quarter of fiscal year 2014 and must be applied prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

(3)

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. The items included in other comprehensive income (loss) and the related tax effects were as follows (in millions of dollars):

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Three Months Ended January 31, 2013
Cumulative translation adjustment	$5.9		$5.9
Net unrealized gain on derivatives	3.9	$(1.4)	2.5
Total other comprehensive income (loss)	$9.8	$(1.4)	$8.4

Three Months Ended January 31, 2012
Cumulative translation adjustment	$(22.6)		$(22.6)
Net unrealized loss on derivatives	(5.5)	$1.9	(3.6)
Total other comprehensive income (loss)	$(28.1)	$1.9	$(26.2)

(4)	Past due balances of Receivables represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

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

An aging of past due and non-performing Receivables was as follows (in millions of dollars):

	January 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$71.1	$20.4	$14.2	$105.7
Construction and forestry equipment	39.8	16.7	8.1	64.6
Revolving charge accounts:
Agriculture and turf equipment	14.8	4.4	1.6	20.8
Construction and forestry equipment	2.1	.8	.6	3.5
Wholesale receivables:
Agriculture and turf equipment	2.6	2.0	5.1	9.7
Construction and forestry equipment	5.5		.1	5.6
Financing leases:
Agriculture and turf equipment	6.3	2.0	.6	8.9
Construction and forestry equipment	2.0	.4	.1	2.5
Operating loans:
Agriculture and turf equipment		.1		.1
Total Receivables	$144.2	$46.8	$30.4	$221.4

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$105.7	$37.0	$14,235.4	$14,378.1
Construction and forestry equipment	64.6	13.3	1,400.8	1,478.7
Revolving charge accounts:
Agriculture and turf equipment	20.8	.7	1,674.3	1,695.8
Construction and forestry equipment	3.5		56.0	59.5
Wholesale receivables:
Agriculture and turf equipment	9.7	.4	5,956.6	5,966.7
Construction and forestry equipment	5.6		919.1	924.7
Financing leases:
Agriculture and turf equipment	8.9	9.1	354.4	372.4
Construction and forestry equipment	2.5	1.0	141.5	145.0
Operating loans:
Agriculture and turf equipment	.1	.1	40.6	40.8
Total Receivables	$221.4	$61.6	$24,778.7	$25,061.7

* Receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$52.6	$21.8	$14.3	$88.7
Construction and forestry equipment	38.6	17.0	8.7	64.3
Revolving charge accounts:
Agriculture and turf equipment	12.3	3.6	1.6	17.5
Construction and forestry equipment	2.4	.7	.3	3.4
Wholesale receivables:
Agriculture and turf equipment	2.3	3.8	6.6	12.7
Construction and forestry equipment	1.2		1.5	2.7
Financing leases:
Agriculture and turf equipment	7.0	1.7	.7	9.4
Construction and forestry equipment	.8	.3		1.1
Operating loans:
Agriculture and turf equipment
Total Receivables	$117.2	$48.9	$33.7	$199.8

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$88.7	$37.8	$14,207.3	$14,333.8
Construction and forestry equipment	64.3	13.1	1,317.6	1,395.0
Revolving charge accounts:
Agriculture and turf equipment	17.5	.8	2,343.0	2,361.3
Construction and forestry equipment	3.4		63.0	66.4
Wholesale receivables:
Agriculture and turf equipment	12.7	.4	5,394.4	5,407.5
Construction and forestry equipment	2.7		1,072.9	1,075.6
Financing leases:
Agriculture and turf equipment	9.4	9.2	356.5	375.1
Construction and forestry equipment	1.1	1.9	144.3	147.3
Operating loans:
Agriculture and turf equipment			42.3	42.3
Total Receivables	$199.8	$63.2	$24,941.3	$25,204.3

* Receivables that are 90 days or greater past due and still accruing finance income.

	January 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail notes:
Agriculture and turf equipment	$60.6	$26.5	$22.2	$109.3
Construction and forestry equipment	36.4	15.9	9.9	62.2
Revolving charge accounts:
Agriculture and turf equipment	15.9	7.3	2.9	26.1
Construction and forestry equipment	2.8	.9	.3	4.0
Wholesale receivables:
Agriculture and turf equipment	3.0	.4	1.4	4.8
Construction and forestry equipment	2.0	.1	.2	2.3
Financing leases:
Agriculture and turf equipment	1.6	3.4	.7	5.7
Construction and forestry equipment	1.7	1.1	.2	3.0
Operating loans:
Agriculture and turf equipment
Total Receivables	$124.0	$55.6	$37.8	$217.4

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$109.3	$41.2	$12,464.6	$12,615.1
Construction and forestry equipment	62.2	15.4	1,140.3	1,217.9
Revolving charge accounts:
Agriculture and turf equipment	26.1	.7	1,682.1	1,708.9
Construction and forestry equipment	4.0		49.4	53.4
Wholesale receivables:
Agriculture and turf equipment	4.8	4.6	4,615.7	4,625.1
Construction and forestry equipment	2.3		723.9	726.2
Financing leases:
Agriculture and turf equipment	5.7	9.8	279.7	295.2
Construction and forestry equipment	3.0	2.1	134.2	139.3
Operating loans:
Agriculture and turf equipment		1.4	74.1	75.5
Total Receivables	$217.4	$75.2	$21,164.0	$21,456.6

* Receivables that are 90 days or greater past due and still accruing finance income.

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables during the periods was as follows (in millions of dollars):

	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
January 31, 2013
Allowance:
Beginning of period balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	1.0	(.2)	.1	(.2)	.7
Write-offs	(2.9)	(4.2)		(.4)	(7.5)
Recoveries	1.9	4.0		.2	6.1
Other changes (primarily translation adjustments)	.1	(.1)	.1		.1
End of period balance	$56.5	$39.7	$6.1	$11.1	$113.4
Balance individually evaluated *			$.1		$.1

Receivables:
End of period balance	$15,856.8	$1,755.3	$6,891.4	$558.2	$25,061.7
Balance individually evaluated *	$11.1	$.6	$.2		$11.9

January 31, 2012
Allowance:
Beginning of period balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(4.6)	1.0	.2	.6	(2.8)
Write-offs	(2.1)	(6.5)		(.8)	(9.4)
Recoveries	1.5	5.5		.1	7.1
Other changes (primarily translation adjustments)	(.2)		(.1)	(.1)	(.4)
End of period balance	$62.4	$39.7	$6.1	$12.6	$120.8
Balance individually evaluated *	$.5		$.2		$.7

Receivables:
End of period balance	$13,833.0	$1,762.3	$5,351.3	$510.0	$21,456.6
Balance individually evaluated *	$12.2	$.2	$4.4		$16.8

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

An analysis of impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
January 31, 2013 *
Receivables with specific allowance:
Wholesale receivables	$.2	$.2	$.1	$.2

Receivables without specific allowance:
Retail notes	8.5	8.3		8.5
Total	$8.7	$8.5	$.1	$8.7
Agriculture and turf	$6.1	$5.9	$.1	$6.1
Construction and forestry	$2.6	$2.6		$2.6

October 31, 2012 *
Receivables with specific allowance:
Revolving charge accounts	$.5	$.5	$.5	$.5
Wholesale receivables	.2	.2	.1	.2
Total	.7	.7	.6	.7

Receivables without specific allowance:
Retail notes	8.5	8.4		8.4
Total	$9.2	$9.1	$.6	$9.1
Agriculture and turf	$6.5	$6.4	$.6	$6.1
Construction and forestry	$2.7	$2.7		$3.0

January 31, 2012 *
Receivables with specific allowance:
Retail notes	$.8	$.8	$.5	$.8
Wholesale receivables	4.3	4.3	.2	4.1
Total	5.1	5.1	.7	4.9

Receivables without specific allowance:
Retail notes	9.7	9.6		9.2
Total	$14.8	$14.7	$.7	$14.1
Agriculture and turf	$10.8	$10.8	$.7	$9.9
Construction and forestry	$4.0	$3.9		$4.2

*                         Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2013, the Company identified 26 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.3 million pre-modification and $1.1 million post-modification.  During the first quarter of 2012, there were 52 contracts with $1.1 million pre-modification and $1.0 million post-modification balances. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

(5)	Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain Receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs), or a non-VIE banking operation, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIE is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,970 million, $2,330 million and $1,278 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $1,915 million, $2,262 million and $1,159 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $248 million, $324 million and $354 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $245 million, $310 million and $344 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $898 million, $1,049 million and $1,143 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $885 million, $1,004 million and $1,112 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 31, 2013
Carrying value of liabilities	$885
Maximum exposure to loss	898

	The total assets of unconsolidated VIEs related to securitizations were approximately $41 billion at January 31, 2013.

	The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

		January 31, 2013	October 31, 2012	January 31, 2012
	Retail notes securitized	$3,047.0	$3,635.3	$2,695.4
	Allowance for credit losses	(14.1)	(17.7)	(14.5)
	Other assets	82.8	85.6	94.2
	Total restricted securitized assets	$3,115.7	$3,703.2	$2,775.1

	The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

		January 31, 2013	October 31, 2012	January 31, 2012
	Securitization borrowings	$3,043.9	$3,574.8	$2,613.8
	Accounts payable and accrued expenses	.8	1.3	1.2
	Total liabilities related to restricted securitized assets	$3,044.7	$3,576.1	$2,615.0

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2013, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)	Commitments and contingencies:

At January 31, 2013, John Deere Financial Inc. (formerly known as John Deere Credit Inc.), the John Deere finance subsidiary in Canada, had $73 million of commercial paper, $1,521 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,716 million that were guaranteed by John Deere Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $599 million at January 31, 2013. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $4.0 billion at January 31, 2013. The amount of unused commitments to extend credit to customers was $28.4 billion at January 31, 2013. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2013, the Company had restricted other assets of $49 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

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

(7)

The Company’s unrecognized tax benefits at January 31, 2013 were $24.2 million, compared to $32.5 million at October 31, 2012. The liability at January 31, 2013 consisted of approximately $12.8 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2013 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 31, 2013		October 31, 2012		January 31, 2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value
Receivables financed – net	$ 21,915	$ 21,900	$ 21,472	$ 21,455	$ 18,655	$ 18,648
Retail notes securitized – net	3,033	3,032	3,618	3,615	2,681	2,679
Securitization borrowings	3,044	3,050	3,575	3,584	2,614	2,624
Current maturities of long-term borrowings	3,616	3,690	3,913	3,947	5,503	5,553
Long-term borrowings	14,370	14,518	14,770	15,048	11,321	11,641

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2013	2012	2012
Receivables from John Deere
Derivatives:
Interest rate contracts	$322.2	$355.8	$264.2
Cross-currency interest rate contracts	5.2	9.9	6.3
Other assets
Derivatives:
Interest rate contracts	206.4	227.6	265.4
Foreign exchange contracts	6.2	1.9	1.4
Cross-currency interest rate contracts		.3	1.2
Total assets *	$540.0	$595.5	$538.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$29.6	$25.3	$8.5
Cross-currency interest rate contracts	2.2	2.9	2.3
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	40.9	41.3	45.0
Foreign exchange contracts	11.2	5.4	37.5
Cross-currency interest rate contracts	30.3	56.4	42.9
Total liabilities	$114.2	$131.3	$136.2

*            Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended
	January 31,	October 31,	January 31,	January 31
	2013	2012	2012	2013	2012
Receivables:
Retail notes			$.3
Wholesale receivables	$.1	$.1	4.1		$.1
Total Receivables	$.1	$.1	$4.4		$.1

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings. At January 31, 2013, October 31, 2012 and January 31, 2012, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. The Company, due to its credit rating and amounts of net liability positions, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $213 million, $230 million and $268 million as of January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The amount of collateral received from unrelated external counterparties at January 31, 2013, October 31, 2012 and January 31, 2012 to offset this potential maximum loss was $21 million, $36 million and $38 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $58 million, $63 million and $70 million as of January 31, 2013, October 31, 2012 and January 31, 2012, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant in any periods presented.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $298 million, $341 million and $262 million as of January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $3,100 million, $2,850 million and $1,600 million, respectively. The notional amounts of cross-currency interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $853 million for each period. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2013 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. These contracts mature in up to 20 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $8,451 million, $8,688 million and $7,243 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. During the first three months of 2013 and 2012, the ineffective portions were a gain of $2 million and a loss of $3 million, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended January 31
	2013	2012
Interest rate contracts *	$(70.9)	$105.3
Borrowings **	73.1	(108.5)

* Includes changes in fair value of interest rate contracts excluding net accrued interest income of $36.2 million and $38.6 million during the first three months of 2013 and 2012.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $61.3 million and $65.8 million during the first three months of 2013 and 2012.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 31, 2013, October 31, 2012 and January 31, 2012 were $2,265 million, $2,380 million and $1,916 million, the foreign exchange contracts were $1,615 million, $1,298 million and $1,164 million and the cross-currency interest rate contracts were $82 million, $78 million and $61 million, respectively. At January 31, 2013, October 31, 2012 and January 31, 2012 there were also $1,263 million, $1,445 million and $1,505 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	January 31, 2013	October 31, 2012	January 31, 2012
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$280.5	$314.2	$220.3
Cross-currency interest rate contracts	4.8	8.7	5.5
Total designated	285.3	322.9	225.8

Not designated as hedging instruments:
Interest rate contracts	41.7	41.6	43.9
Cross-currency interest rate contracts	.4	1.2	.8
Total not designated	42.1	42.8	44.7

Other Assets
Designated as hedging instruments:
Interest rate contracts	185.5	197.0	234.7

Not designated as hedging instruments:
Interest rate contracts	20.9	30.6	30.7
Foreign exchange contracts	6.2	1.9	1.4
Cross-currency interest rate contracts		.3	1.2
Total not designated	27.1	32.8	33.3

Total derivatives	$540.0	$595.5	$538.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$18.0	$11.8	$2.4
Cross-currency interest rate contracts	.6	2.2	1.7
Total designated	18.6	14.0	4.1

Not designated as hedging instruments:
Interest rate contracts	11.6	13.5	6.1
Cross-currency interest rate contracts	1.6	.7	.6
Total not designated	13.2	14.2	6.7

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts	30.2	56.3	42.7

Not designated as hedging instruments:
Interest rate contracts	40.9	41.3	45.0
Foreign exchange contracts	11.2	5.4	37.5
Cross-currency interest rate contracts	.1	.1	.2
Total not designated	52.2	46.8	82.7

Total derivatives	$114.2	$131.3	$136.2

	The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

			Three Months Ended
		Expense or OCI	January 31
		Classification	2013	2012
	Fair Value Hedges:
	Interest rate contracts	Interest expense	$(34.7)	$143.9

	Cash Flow Hedges:
	Recognized in OCI
	(Effective Portion):
	Interest rate contracts	OCI (pretax) *	(2.8)	(6.0)
	Foreign exchange contracts	OCI (pretax) *	21.4	(35.2)

	Reclassified from OCI
	(Effective Portion):
	Interest rate contracts	Interest expense *	(4.4)	(2.7)
	Foreign exchange contracts	Administrative and operating expenses *	19.1	(33.0)

	Recognized Directly in Income
	(Ineffective Portion)		**	**

	Not Designated as Hedges:
	Interest rate contracts	Interest expense *	$.6	$(1.4)
	Foreign exchange contracts	Administrative and operating expenses *	(24.7)	7.6
	Total not designated		$(24.1)	$6.2

	*		Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
	**		The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended January 31, 2013 and 2012 was a loss of $41 million and a gain of $125 million, respectively.

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.0 million and $1.7 million during the first three months of 2013 and 2012, respectively. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.7 million and $2.5 million during the first three months of 2013 and 2012, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2013.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher for 2013. Industry sales in the European Union 27 nations of Western and Central Europe are expected to decrease about 5 percent. South American industry sales are projected to increase 10 to 15 percent. Industry sales in the Commonwealth of Independent States are expected to be down slightly in 2013, while Asian sales are projected to be slightly higher. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same in 2013. John Deere’s agriculture and turf segment sales increased 16 percent for the first quarter of 2013 and are forecast to increase by about 6 percent for fiscal year 2013. Construction equipment markets reflect a cautious outlook for U.S. economic growth and higher international sales, while forestry markets are expected to be about the same in 2013. John Deere’s construction and forestry sales decreased 7 percent in the first quarter of 2013 and are forecast to rise by about 3 percent for 2013.

Net income attributable to the Company in fiscal year 2013 is expected to increase to approximately $450 million, compared to $383 million in fiscal year 2012. The forecast improvement from 2012 is primarily due to expected growth in the portfolio, partially offset by an increase in the provision for credit losses and higher administrative and operating expenses. Though higher than in 2012, the provision is anticipated to remain below its historical average.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions, trade agreements, the availability of credit for John Deere’s and the Company’s customers and suppliers, general economic conditions and financial regulatory reform. Extreme weather in the world’s growing regions and significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

John Deere’s investment in new products and additional capacity will help it capitalize on the world’s growing need for food, shelter and infrastructure in the years ahead. The near term outlook, however, is tempered by uncertainties over fiscal, economic and trade issues.

2013 Compared with 2012

Net income attributable to the Company was $105.0 million for the first quarter of 2013, compared with $93.3 million for the same period last year. Results improved for the quarter primarily due to growth in the portfolio, partially offset by higher administrative and operating expenses.

Revenues totaled $408.1 million for the first quarter of 2013, compared with $394.9 million for the same period last year. Finance income earned on retail notes totaled $179.8 million for the first quarter of 2013, compared with $176.9 million for the same period in 2012. The increase was primarily due to a 15 percent increase in the average balance of retail notes, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $50.7 million in the first quarter of 2013, compared with $54.2 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $79.4 million for the first quarter of 2013, compared to $70.8 million for the same period in 2012. The increase was primarily due to a 29 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $81.6 million in the first quarter of 2013, compared with $76.4 million in the first quarter of 2012. The increase was primarily due to a 17 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $96.7 million for the first quarter of 2013, compared to $95.2 for the same period last year.

Interest expense totaled $87.5 million for the first quarter of 2013, compared with $119.3 million for the same period in 2012. The decrease was primarily due to lower average borrowing rates, partially offset by higher average borrowings.

Administrative and operating expenses were $88.1 million in the first quarter of 2013, compared with $79.5 million for the same period in 2012. The increase was primarily due to higher employment costs.

Fees paid to John Deere totaled $23.1 million in the first quarter of 2013, compared with $12.3 million for the same period in 2012. The increase was primarily due to higher corporate support fees.

During the first quarter of 2013, the provision (credit) for credit losses totaled $.7 million, compared with ($2.8) million for the same period in 2012. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was .01 percent for the first quarter of 2013, compared with (.05) percent for the same period in 2012. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 2.75 to 1 for the first quarter of 2013, compared with 2.14 to 1 for the first quarter of 2012. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31
	2013	2012	$ Change	% Change

Retail notes:
Agriculture and turf equipment	$2,073.6	$1,793.2	$280.4	16%
Construction and forestry equipment	283.9	229.1	54.8	24
Total retail notes	2,357.5	2,022.3	335.2	17
Revolving charge accounts	1,370.4	1,320.1	50.3	4
Wholesale receivables	7,972.5	6,779.0	1,193.5	18
Financing leases	65.4	45.1	20.3	45
Operating loans	3.2	10.0	(6.8)	(68)
Equipment on operating leases	182.8	127.8	55.0	43
Total Receivables and Leases	$11,951.8	$10,304.3	$1,647.5	16

Retail note volumes increased in the first quarter of 2013, when compared to last year, primarily due to increases in retail sales of John Deere equipment and increased market coverage. Wholesale receivable volumes increased during the first quarter of 2013, when compared to last year, due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2013	2012	2012
Retail notes:
Agriculture and turf equipment	$14,378.1	$14,333.8	$12,615.1
Construction and forestry equipment	1,478.7	1,395.0	1,217.9
Total retail notes	15,856.8	15,728.8	13,833.0
Revolving charge accounts	1,755.3	2,427.7	1,762.3
Wholesale receivables	6,891.4	6,483.1	5,351.3
Financing leases	517.4	522.4	434.5
Operating loans	40.8	42.3	75.5
Equipment on operating leases	1,380.3	1,418.2	1,150.2
Total Receivables and Leases	$26,442.0	$26,622.5	$22,606.8

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31,	October 31,	January 31,
	2013	2012	2012
Receivables and Leases administered:
Owned by the Company	$23,395.0	$22,987.2	$19,911.4
Owned by the Company – restricted due to securitization	3,047.0	3,635.3	2,695.4
Total Receivables and Leases owned by the Company	26,442.0	26,622.5	22,606.8
Administered – with limited recourse*	5.7	10.1	21.7
Administered – without recourse**	5.8	6.2	10.0
Total Receivables and Leases administered	$26,453.5	$26,638.8	$22,638.5

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2013, October 31, 2012 and January 31, 2012 was $1 million, $2 million, and $3 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $221 million, $200 million and $217 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. These past due amounts represented .88 percent, .79 percent and 1.01 percent of the Receivables financed at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $62 million, $63 million and $75 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .25 percent, .25 percent and .35 percent at January 31, 2013, October 31, 2012 and January 31, 2012, respectively. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(1.4)	(.04)%	$(.7)	(.02)%
Construction and forestry equipment	(1.5)	(.44)	(1.4)	(.48)
Total retail notes	(2.9)	(.08)	(2.1)	(.06)
Revolving charge accounts	(4.2)	(.88)	(6.5)	(1.33)
Financing leases	(.4)	(.32)	(.6)	(.55)
Operating loans			(.2)	(1.02)
Total write-offs	(7.5)	(.12)	(9.4)	(.18)

Recoveries:
Retail notes:
Agriculture and turf equipment	1.4	.04	.8	.03
Construction and forestry equipment	.5	.15	.7	.24
Total retail notes	1.9	.05	1.5	.04
Revolving charge accounts	4.0	.84	5.5	1.13
Financing leases	.1	.08	.1	.09
Operating loans	.1	.98
Total recoveries	6.1	.10	7.1	.14
Total net write-offs	$(1.4)	(.02)	$(2.3)	(.04)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $172 million at January 31, 2013, compared with $172 million at October 31, 2012 and $167 million at January 31, 2012.

The Company’s allowance for credit losses on all Receivables financed totaled $113 million at January 31, 2013, $114 million at October 31, 2012 and $121 million at January 31, 2012. The allowance for credit losses represented .45 percent of the total Receivables financed at January 31, 2013, .45 percent at October 31, 2012 and .56 percent at January 31, 2012. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. State debt crises also could negatively impact customers, demand for equipment, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

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

During the first three months of 2013, the aggregate net cash provided by operating and investing activities was used primarily to decrease external borrowings. Net cash provided by operating activities was $150 million in the first three months of 2013. Net cash provided by investing activities totaled $6 million in the first three months of 2013, primarily due to the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $427 million, partially offset by an increase in wholesale receivables of $380 million. Net cash used for financing activities totaled $423 million in the first three months of 2013, resulting primarily from a net decrease in total external borrowings, partially offset by an increase in payables to John Deere. Cash and cash equivalents decreased $274 million during the first three months of 2013.

During the first three months of 2012, the aggregate net cash provided by investing, operating and financing activities was used primarily to increase cash and cash equivalents. Net cash provided by operating activities was $138 million in the first three months of 2012. Net cash provided by investing activities totaled $365 million in the first three months of 2012, primarily due to the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $671 million, partially offset by an increase in wholesale receivables of $197 million. Net cash provided by financing activities totaled $51 million in the first three months of 2012, resulting primarily from a net increase in total external borrowings. Cash and cash equivalents increased $552 million during the first three months of 2012.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company. However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2013, October 31, 2012 and January 31, 2012 was $1,596 million, $995 million and $658 million, respectively, while the total cash and cash equivalents position was $354 million, $628 million and $914 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $52 million, $52 million, and $44 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2012, the agreement was renewed and the total capacity, or “financing limit,” was increased to $3,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2013, $1,129 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2013, the Company issued $500 million and retired $1,156 million of long-term borrowings. The long-term borrowings retirements included $650 million of 5.10% Debentures due in January 2013. The remaining issuances and retirements were primarily medium-term notes. During the first three months of 2013, the Company also retired $531 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,403 million. At January 31, 2013, the Company’s funding profile included $1,596 million of commercial paper, $3,044 million of securitization borrowings, $741 million of intercompany loans from John Deere, $17,986 million of unsecured term debt, and $3,147 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $23,379 million at January 31, 2013, compared with $23,783 million at October 31, 2012, and $20,604 million at January 31, 2012. Total short-term indebtedness amounted to $9,009 million at January 31, 2013, compared with $9,013 million at October 31, 2012, and $9,282 million at January 31, 2012. Total long-term indebtedness amounted to $14,370 million at January 31, 2013, compared with $14,770 million at October 31, 2012, and $11,321 million at January 31, 2012. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.4 to 1 at January 31, 2013, compared with 7.8 to 1 at October 31, 2012 and 7.9 to 1 at January 31, 2012.

Stockholder’s equity was $3,147 million at January 31, 2013, compared with $3,064 million at October 31, 2012 and $2,621 million at January 31, 2012. The increase in the first three months of 2013 resulted primarily from net income attributable to the Company of $105 million, partially offset by dividend payments of $30 million.

Lines of Credit

The Capital Corporation also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $5,013 million at January 31, 2013, $2,472 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the total credit lines at January 31, 2013 were a long-term credit facility agreement of $2,750 million, expiring in April 2015 and a long-term credit facility agreement of $1,500 million, expiring in April 2017. In February 2013, the Company revised its credit facility agreements, which increased its lines of credit by $1,000 million. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

John Deere Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $30 million in the first three months of fiscal 2013. In turn, JDFS paid comparable dividends to Deere & Company. John Deere Capital Corporation did not declare or pay cash dividends to JDFS in the first three months of fiscal 2012.

On February 28, 2013, John Deere Capital Corporation declared a $95 million dividend to be paid to JDFS on March 13, 2013. JDFS, in turn, declared a $95 million dividend to Deere & Company, also payable on March 13, 2013.

In February 2013, the Company entered into a retail note securitization transaction resulting in securitization borrowings of approximately $500 million.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.                       Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings.

See Note 6 to the Interim Financial Statements.

Item 1A.              Risk Factors.

See the Company’s most recent annual report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties and assumptions.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to instruction H.

Item 3.                       Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.                       Mine Safety Disclosures.

Not applicable.

Item 5.                       Other Information.

In the first quarter of 2013, the Company adopted FASB ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements.

Total comprehensive income for the years ended October 31 is presented below (in millions of dollars):

	2012	2011	2010	2009	2008

Net income	$ 382.7	$ 363.6	$ 319.4	$ 149.2	$ 282.4

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(29.2)	13.8	(7.2)	46.6	(52.5)
Unrealized loss on investments					(1.2)
Unrealized gain (loss) on derivatives	(3.3)	20.9	14.9	(4.1)	(31.7)
Other comprehensive income (loss) net of income taxes	(32.5)	34.7	7.7	42.5	(85.4)

Comprehensive income of consolidated group	350.2	398.3	327.1	191.7	197.0
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$ 350.2	$ 398.3	$ 327.1	$ 191.7	$ 197.0

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 28, 2013	By:	/s/ Rajesh Kalathur
Rajesh Kalathur Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

10.1

First Amendment, dated February 25, 2013, to the Multi-Year Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America N.A., as syndication agent, et al., dated February 27, 2012

10.2

2018 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 25, 2013

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2013
(Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.