Form 10-Q
period 2013-04-30
DEERE JOHN CAPITAL CORP
filed 2013-05-30
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Yes         No    X

At April 30, 2013, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 35

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2013	2012	2013	2012

Revenues
Finance income earned on retail notes	$178.9	$176.3	$358.7	$353.2
Revolving charge account income	56.2	60.5	106.9	114.7
Finance income earned on wholesale receivables	93.2	82.0	172.6	152.8
Lease revenues	83.9	76.2	165.5	152.6
Operating loan income	.5	.7	1.0	1.6
Other income - net	18.6	17.6	34.7	33.3
Total revenues	431.3	413.3	839.4	808.2
Expenses
Interest expense	95.3	125.4	182.8	244.7
Operating expenses:
Administrative and operating expenses	97.1	88.8	185.2	168.2
Fees paid to John Deere	13.3	19.3	36.4	31.6
Provision (credit) for credit losses	1.1	1.8	1.8	(1.0)
Depreciation of equipment on operating leases	55.4	48.9	109.2	98.7
Total operating expenses	166.9	158.8	332.6	297.5
Total expenses	262.2	284.2	515.4	542.2
Income of consolidated group before income taxes	169.1	129.1	324.0	266.0
Provision for income taxes	63.7	51.1	113.9	95.1
Income of consolidated group	105.4	78.0	210.1	170.9
Equity in income of unconsolidated affiliate	.5	.3	.8	.8
Net income	105.9	78.3	210.9	171.7
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$105.9	$78.3	$210.9	$171.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2013	2012	2013	2012

Net income	$105.9	$78.3	$210.9	$171.7

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(7.2)	.9	(1.3)	(21.7)
Unrealized gain (loss) on derivatives	1.4	3.1	3.9	(.5)
Other comprehensive income (loss), net of income taxes	(5.8)	4.0	2.6	(22.2)

Comprehensive income of consolidated group	100.1	82.3	213.5	149.5
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$100.1	$82.3	$213.5	$149.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 30,	October 31,	April 30,
	2013	2012	2012
Assets
Cash and cash equivalents	$351.0	$628.4	$1,195.9
Receivables:
Retail notes	12,319.3	12,093.5	10,892.2
Retail notes securitized	3,800.2	3,635.3	3,134.8
Revolving charge accounts	2,207.2	2,427.7	2,306.8
Wholesale receivables	8,421.8	6,483.1	6,626.1
Financing leases	541.9	522.4	453.2
Operating loans	40.0	42.3	67.9
Total receivables	27,330.4	25,204.3	23,481.0
Allowance for credit losses	(112.1)	(114.0)	(119.8)
Total receivables – net	27,218.3	25,090.3	23,361.2
Other receivables	47.8	31.2	41.8
Receivables from John Deere	368.7	365.7	262.8
Equipment on operating leases – net	1,502.8	1,418.2	1,196.4
Investment in unconsolidated affiliate	9.6	8.7	8.3
Deferred income taxes	14.6	14.6	11.4
Other assets	496.7	536.8	521.7
Total Assets	$30,009.5	$28,093.9	$26,599.5
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,870.9	$1,009.3	$913.5
Securitization borrowings	3,788.4	3,574.8	3,033.3
John Deere	1,667.8	516.4	1,074.3
Current maturities of long-term borrowings	4,261.8	3,912.9	4,580.8
Total short-term borrowings	11,588.9	9,013.4	9,601.9
Other payables to John Deere	27.5	28.2	12.5
Accounts payable and accrued expenses	646.2	757.7	642.5
Deposits withheld from dealers and merchants	163.0	171.8	159.6
Deferred income taxes	290.2	289.3	266.4
Long-term borrowings	14,141.6	14,769.9	13,213.7
Total liabilities	26,857.4	25,030.3	23,896.6
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,432.8	1,432.8	1,272.8
Retained earnings	1,694.7	1,608.8	1,397.8
Accumulated other comprehensive income	24.2	21.6	31.9
Total Company stockholder’s equity	3,151.7	3,063.2	2,702.5
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	3,152.1	3,063.6	2,702.9
Total Liabilities and Stockholder’s Equity	$30,009.5	$28,093.9	$26,599.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Six Months Ended April 30, 2013 and 2012

(Unaudited)

(in millions)

	2013	2012
Cash Flows from Operating Activities:
Net income	$210.9	$171.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1.8	(1.0)
Provision for depreciation and amortization	113.8	109.3
Credit for deferred income taxes	(1.2)	(21.1)
Undistributed earnings of unconsolidated affiliate	(.8)	(.8)
Change in accounts payable and accrued expenses	(43.5)	(39.8)
Change in accrued income taxes payable/receivable	4.9	37.9
Other	67.2	(12.7)
Net cash provided by operating activities	353.1	243.5

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(8,024.8)	(7,229.1)
Collections of receivables (excluding wholesale)	7,738.4	7,087.5
Increase in wholesale receivables - net	(1,940.5)	(1,469.5)
Cost of equipment on operating leases acquired	(556.0)	(347.5)
Proceeds from sales of equipment on operating leases	337.8	290.9
Proceeds from sales of receivables	.7	10.0
Change in restricted cash	10.0	(2.5)
Increase (decrease) in collateral on derivatives received - net	(20.0)	4.1
Other	(13.2)	(25.7)
Net cash used for investing activities	(2,467.6)	(1,681.8)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable - net	891.8	174.5
Increase in securitization borrowings - net	213.5	255.8
Increase in payable to John Deere - net	1,150.8	62.4
Proceeds from issuance of long-term borrowings	1,498.8	3,612.7
Payments of long-term borrowings	(1,767.0)	(1,817.3)
Dividends paid	(125.0)
Debt issuance costs	(11.0)	(17.9)
Net cash provided by financing activities	1,851.9	2,270.2

Effect of exchange rate changes on cash and cash equivalents	(14.8)	1.9
Net increase (decrease) in cash and cash equivalents	(277.4)	833.8
Cash and cash equivalents at beginning of period	628.4	362.1
Cash and cash equivalents at end of period	$351.0	$1,195.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2012 and 2013

(Unaudited)

(in millions)

		Company Stockholder

	Total Stockholder’s Equity	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2011	$2,553.4	$1,272.8	$1,226.1	$54.1	$.4
Net income	171.7		171.7
Other comprehensive income (loss)	(22.2)			(22.2)
Balance April 30, 2012	$2,702.9	$1,272.8	$1,397.8	$31.9	$.4

Balance October 31, 2012	$3,063.6	$1,432.8	$1,608.8	$21.6	$.4
Net income	210.9		210.9
Other comprehensive income (loss)	2.6			2.6
Dividends declared	(125.0)		(125.0)
Balance April 30, 2013	$3,152.1	$1,432.8	$1,694.7	$24.2	$.4

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

(2)	New accounting standards adopted in the first six months of 2013 were as follows:

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

(3)

Other comprehensive income items are transactions recorded in stockholder’s equity during the year, excluding net income and transactions with the stockholder. The items included in other comprehensive income (loss) and the related tax effects were as follows (in millions of dollars):

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Three Months Ended April 30, 2013

Cumulative translation adjustment	$(7.2)		$(7.2)
Net unrealized gain on derivatives	2.1	$(.7)	1.4
Total other comprehensive income (loss)	$(5.1)	$(.7)	$(5.8)

Three Months Ended April 30, 2012
Cumulative translation adjustment	$.9		$.9
Net unrealized gain on derivatives	4.7	$(1.6)	3.1
Total other comprehensive income (loss)	$5.6	$(1.6)	$4.0

Six Months Ended April 30, 2013
Cumulative translation adjustment	$(1.3)		$(1.3)
Net unrealized gain on derivatives	6.0	$(2.1)	3.9
Total other comprehensive income (loss)	$4.7	$(2.1)	$2.6

Six Months Ended April 30, 2012
Cumulative translation adjustment	$(21.7)		$(21.7)
Net unrealized loss on derivatives	(.8)	$.3	(.5)
Total other comprehensive income (loss)	$(22.5)	$.3	$(22.2)

(4)	Past due balances of Receivables represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. Generally, when a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

An aging of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	April 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$55.8	$21.8	$15.2	$92.8
Construction and forestry equipment	42.0	16.2	5.2	63.4
Revolving charge accounts:
Agriculture and turf equipment	9.6	5.1	5.5	20.2
Construction and forestry equipment	1.8	.5	.5	2.8
Wholesale receivables:
Agriculture and turf equipment	4.8	1.2	4.3	10.3
Construction and forestry equipment	1.9	.9	.6	3.4
Financing leases:
Agriculture and turf equipment	10.8	4.2	1.1	16.1
Construction and forestry equipment	.8	1.2	1.2	3.2
Operating loans:
Agriculture and turf equipment		.2		.2
Total Receivables	$127.5	$51.3	$33.6	$212.4

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$92.8	$35.2	$14,471.5	$14,599.5
Construction and forestry equipment	63.4	11.1	1,445.5	1,520.0
Revolving charge accounts:
Agriculture and turf equipment	20.2	.6	2,122.9	2,143.7
Construction and forestry equipment	2.8		60.7	63.5
Wholesale receivables:
Agriculture and turf equipment	10.3	.3	7,342.3	7,352.9
Construction and forestry equipment	3.4		1,065.5	1,068.9
Financing leases:
Agriculture and turf equipment	16.1	9.8	371.8	397.7
Construction and forestry equipment	3.2	1.0	140.0	144.2
Operating loans:
Agriculture and turf equipment	.2		39.8	40.0
Total Receivables	$212.4	$58.0	$27,060.0	$27,330.4

	October 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$52.6	$21.8	$14.3	$88.7
Construction and forestry equipment	38.6	17.0	8.7	64.3
Revolving charge accounts:
Agriculture and turf equipment	12.3	3.6	1.6	17.5
Construction and forestry equipment	2.4	.7	.3	3.4
Wholesale receivables:
Agriculture and turf equipment	2.3	3.8	6.6	12.7
Construction and forestry equipment	1.2		1.5	2.7
Financing leases:
Agriculture and turf equipment	7.0	1.7	.7	9.4
Construction and forestry equipment	.8	.3		1.1
Operating loans:
Agriculture and turf equipment
Total Receivables	$117.2	$48.9	$33.7	$199.8

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$88.7	$37.8	$14,207.3	$14,333.8
Construction and forestry equipment	64.3	13.1	1,317.6	1,395.0
Revolving charge accounts:
Agriculture and turf equipment	17.5	.8	2,343.0	2,361.3
Construction and forestry equipment	3.4		63.0	66.4
Wholesale receivables:
Agriculture and turf equipment	12.7	.4	5,394.4	5,407.5
Construction and forestry equipment	2.7		1,072.9	1,075.6
Financing leases:
Agriculture and turf equipment	9.4	9.2	356.5	375.1
Construction and forestry equipment	1.1	1.9	144.3	147.3
Operating loans:
Agriculture and turf equipment			42.3	42.3
Total Receivables	$199.8	$63.2	$24,941.3	$25,204.3

	April 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$57.1	$30.9	$18.9	$106.9
Construction and forestry equipment	34.5	18.3	8.6	61.4
Revolving charge accounts:
Agriculture and turf equipment	14.2	6.8	8.3	29.3
Construction and forestry equipment	1.7	.7	.4	2.8
Wholesale receivables:
Agriculture and turf equipment	2.3	2.5	1.0	5.8
Construction and forestry equipment	1.4	.2	.1	1.7
Financing leases:
Agriculture and turf equipment	3.2	6.8	.2	10.2
Construction and forestry equipment	.5	.2	.3	1.0
Operating loans:
Agriculture and turf equipment
Total Receivables	$114.9	$66.4	$37.8	$219.1

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$106.9	$39.0	$12,641.7	$12,787.6
Construction and forestry equipment	61.4	13.8	1,164.2	1,239.4
Revolving charge accounts:
Agriculture and turf equipment	29.3	.7	2,219.0	2,249.0
Construction and forestry equipment	2.8		55.0	57.8
Wholesale receivables:
Agriculture and turf equipment	5.8	.7	5,638.3	5,644.8
Construction and forestry equipment	1.7		979.6	981.3
Financing leases:
Agriculture and turf equipment	10.2	10.0	295.0	315.2
Construction and forestry equipment	1.0	2.8	134.2	138.0
Operating loans:
Agriculture and turf equipment			67.9	67.9
Total Receivables	$219.1	$67.0	$23,194.9	$23,481.0

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended April 30, 2013
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$56.5	$39.7	$6.1	$11.1	$113.4
Provision (credit) for credit losses	(3.6)	.9	.1	3.7	1.1
Write-offs	(2.5)	(4.7)	(.1)	(.4)	(7.7)
Recoveries	1.2	3.8		.5	5.5
Other changes (primarily translation adjustments)	(.5)		.3		(.2)
End of period balance	$51.1	$39.7	$6.4	$14.9	$112.1

	Six Months Ended April 30, 2013
Allowance:
Beginning of period balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	(2.6)	.6	.2	3.6	1.8
Write-offs	(5.4)	(8.8)	(.2)	(.8)	(15.2)
Recoveries	3.1	7.7	.1	.7	11.6
Other changes (primarily translation adjustments)	(.4)		.4	(.1)	(.1)
End of period balance	$51.1	$39.7	$6.4	$14.9	$112.1
Balance individually evaluated *			$.2	$3.7	$3.9

Receivables:
End of period balance	$16,119.5	$2,207.2	$8,421.8	$581.9	$27,330.4
Balance individually evaluated *	$17.1		$.2	$38.3	$55.6

*                Remainder is collectively evaluated.

	Three Months Ended April 30, 2012
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$62.4	$39.7	$6.1	$12.6	$120.8
Provision (credit) for credit losses	(.9)	1.4	.5	.8	1.8
Write-offs	(1.2)	(7.0)	(.1)	(1.9)	(10.2)
Recoveries	1.7	5.6		.1	7.4
End of period balance	$62.0	$39.7	$6.5	$11.6	$119.8

	Six Months Ended April 30, 2012
Allowance:
Beginning of period balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(5.5)	2.5	.6	1.4	(1.0)
Write-offs	(3.2)	(13.5)	(.2)	(2.7)	(19.6)
Recoveries	3.2	11.0	.1	.2	14.5
Other changes (primarily translation adjustments)	(.3)			(.1)	(.4)
End of period balance	$62.0	$39.7	$6.5	$11.6	$119.8
Balance individually evaluated *			$.5		$.5

Receivables:
End of period balance	$14,027.0	$2,306.8	$6,626.1	$521.1	$23,481.0
Balance individually evaluated *	$9.8	$1.0	$1.2		$12.0

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

An analysis of impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
April 30, 2013 *
Receivables with specific allowance:
Wholesale receivables	$.2	$.2	$.2	$.2
Operating loans	18.7	18.7	3.7	19.1
Total	18.9	18.9	3.9	19.3

Receivables without specific allowance:
Retail notes	8.2	8.0		8.4
Total	$27.1	$26.9	$3.9	$27.7
Agriculture and turf	$24.6	$24.5	$3.9	$25.1
Construction and forestry	$2.5	$2.4		$2.6

October 31, 2012 *
Receivables with specific allowance:
Revolving charge accounts	$.5	$.5	$.5	$.5
Wholesale receivables	.2	.2	.1	.2
Total	.7	.7	.6	.7

Receivables without specific allowance:
Retail notes	8.5	8.4		8.4
Total	$9.2	$9.1	$.6	$9.1
Agriculture and turf	$6.5	$6.4	$.6	$6.1
Construction and forestry	$2.7	$2.7		$3.0

April 30, 2012 *
Receivables with specific allowance:
Wholesale receivables	$1.0	$1.0	$.5	$1.2

Receivables without specific allowance:
Retail notes	8.0	7.9		8.0
Wholesale receivables	.2	.2		.2
Total	$9.2	$9.1	$.5	$9.4
Agriculture and turf	$6.6	$6.5	$.5	$6.2
Construction and forestry	$2.6	$2.6		$3.2

*                 Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2013, the Company identified 67 Receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $15.0 million pre-modification and $14.4 million post-modification.  During the first six months of 2012, there were 102 contracts, primarily retail notes, with $2.7 million pre-modification and $2.5 million post-modification balances. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,466 million, $2,330 million and $1,973 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,406 million, $2,262 million and $1,832 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $307 million, $324 million and $294 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $300 million, $310 million and $284 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,111 million, $1,049 million and $952 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,083 million, $1,004 million and $919 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 30, 2013
Carrying value of liabilities	$1,083
Maximum exposure to loss	1,111

The total assets of unconsolidated VIEs related to securitizations were approximately $39 billion at April 30, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30, 2013	October 31, 2012	April 30, 2012
Retail notes securitized	$3,800.2	$3,635.3	$3,134.8
Allowance for credit losses	(11.9)	(17.7)	(18.8)
Other assets	95.4	85.6	103.0
Total restricted securitized assets	$3,883.7	$3,703.2	$3,219.0

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30, 2013	October 31, 2012	April 30, 2012
Securitization borrowings	$3,788.4	$3,574.8	$3,033.3
Accounts payable and accrued expenses	1.0	1.3	1.3
Total liabilities related to restricted securitized assets	$3,789.4	$3,576.1	$3,034.6

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2013, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)                                      Commitments and contingencies:

At April 30, 2013, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $147 million of commercial paper, $1,349 million of medium-term notes outstanding, and a fair value liability of $6 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,790 million that were guaranteed by John Deere Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $834 million at April 30, 2013. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $3.7 billion at April 30, 2013. The amount of unused commitments to extend credit to customers was $28.3 billion at April 30, 2013. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At April 30, 2013, the Company had restricted other assets of $3 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

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

(7)                                                                The Company’s unrecognized tax benefits at April 30, 2013 were $28.8 million, compared to $32.5 million at October 31, 2012. The liability at April 30, 2013 consisted of approximately $15.9 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2013 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)                                                                The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2013		October 31, 2012		April 30, 2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed – net	$23,430	$23,391	$21,472	$21,455	$20,245	$20,256
Retail notes securitized – net	3,788	3,785	3,618	3,615	3,116	3,124
Securitization borrowings	3,788	3,794	3,575	3,584	3,033	3,041
Current maturities of long-term borrowings	4,262	4,320	3,913	3,947	4,581	4,636
Long-term borrowings	14,142	14,327	14,770	15,048	13,214	13,505

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2013	2012	2012
Receivables from John Deere
Derivatives:
Interest rate contracts	$368.7	$355.8	$255.9
Cross-currency interest rate contracts		9.9	6.9
Other assets
Derivatives:
Interest rate contracts	196.0	227.6	236.4
Foreign exchange contracts	5.3	1.9	3.3
Cross-currency interest rate contracts		.3	.8
Total assets *	$570.0	$595.5	$503.3

Other payables to John Deere
Derivatives:
Interest rate contracts	$21.9	$25.3	$10.3
Cross-currency interest rate contracts	5.6	2.9	2.2
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	38.4	41.3	40.0
Foreign exchange contracts	10.9	5.4	6.6
Cross-currency interest rate contracts	48.6	56.4	40.4
Total liabilities	$125.4	$131.3	$99.5

*                 Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements were as follows (in millions of dollars):

	Fair Value *			Losses
				Six Months Ended
	April 30,	October 31,	April 30,	April 30
	2013	2012	2012	2013	2012
Receivables:
Wholesale receivables		$.1	$.5	$.1	$.5
Operating loans	$15.0			3.7
Total Receivables	$15.0	$.1	$.5	$3.8	$.5

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings. At April 30, 2013, October 31, 2012 and April 30, 2012, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. The Company, due to its credit rating and amounts of net liability positions, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $201 million, $230 million and $241 million as of April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The amount of collateral received from unrelated external counterparties at April 30, 2013, October 31, 2012 and April 30, 2012 to offset this potential maximum loss was $16 million, $36 million and $29 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $56 million, $63 million and $66 million as of April 30, 2013, October 31, 2012 and April 30, 2012, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant in any periods presented.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, considering both the netting arrangements as well as the loss sharing agreement, was $343 million, $341 million and $252 million as of April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $3,350 million, $2,850 million and $1,600 million, respectively. The notional amounts of cross-currency interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $746 million, $853 million and $853 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The amount of loss recorded in OCI at April 30, 2013 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $7 million after-tax. These contracts mature in up to 20 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $8,340 million, $8,688 million and $8,546 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were none and a loss of $5 million during the second quarter of 2013 and 2012 and a gain of $3 million and a loss of $8 million during the first six months of 2013 and 2012, respectively. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Interest rate contracts *	$71.1	$(20.0)	$.2	$85.3
Borrowings **	(70.7)	15.0	2.4	(93.5)

*   Includes changes in fair value of interest rate contracts excluding net accrued interest income of $38.9 million and $35.9 million during the second quarter of 2013 and 2012 and $75.1 million and $74.5 million during the first six months of 2013 and 2012, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $62.3 million and $66.0 million during the second quarter of 2013 and 2012 and $123.6 million and $131.8 million during the first six months of 2013 and 2012, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 30, 2013, October 31, 2012 and April 30, 2012 were $2,436 million, $2,380 million and $2,109 million, the foreign exchange contracts were $1,756 million, $1,298 million and $1,362 million and the cross-currency interest rate contracts were $79 million, $78 million and $71 million, respectively. At April 30, 2013, October 31, 2012 and April 30, 2012 there were also $1,434 million, $1,445 million and $1,345 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statements of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	April 30, 2013	October 31, 2012	April 30, 2012
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$329.7	$314.2	$215.8
Cross-currency interest rate contracts		8.7	6.0
Total designated	329.7	322.9	221.8

Not designated as hedging instruments:
Interest rate contracts	39.0	41.6	40.1
Cross-currency interest rate contracts		1.2	.9
Total not designated	39.0	42.8	41.0

Other Assets
Designated as hedging instruments:
Interest rate contracts	174.0	197.0	205.8

Not designated as hedging instruments:
Interest rate contracts	22.0	30.6	30.6
Foreign exchange contracts	5.3	1.9	3.3
Cross-currency interest rate contracts		.3	.8
Total not designated	27.3	32.8	34.7

Total derivatives	$570.0	$595.5	$503.3

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$7.9	$11.8	$2.0
Cross-currency interest rate contracts	1.0	2.2	1.6
Total designated	8.9	14.0	3.6

Not designated as hedging instruments:
Interest rate contracts	14.0	13.5	8.3
Cross-currency interest rate contracts	4.6	.7	.6
Total not designated	18.6	14.2	8.9

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts	48.3	56.3	40.3

Not designated as hedging instruments:
Interest rate contracts	38.4	41.3	40.0
Foreign exchange contracts	10.9	5.4	6.6
Cross-currency interest rate contracts	.3	.1	.1
Total not designated	49.6	46.8	46.7

Total derivatives	$125.4	$131.3	$99.5

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended April 30		Six Months Ended April 30
	Classification	2013	2012	2013	2012
Fair Value Hedges:
Interest rate contracts	Interest expense	$110.0	$15.9	$75.3	$159.8

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(4.9)	(2.4)	(7.7)	(8.4)
Foreign exchange contracts	OCI (pretax) *	(11.0)	4.7	10.4	(30.5)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(4.7)	(2.9)	(9.1)	(5.6)
Foreign exchange contracts	Administrative and operating expenses *	(13.3)	.5	5.8	(32.5)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$(4.7)	$(2.9)	$(4.1)	$(4.3)
Foreign exchange contracts	Administrative and operating expenses *	19.9	6.2	(4.8)	13.8
Total not designated		$15.2	$3.3	$(8.9)	$9.5

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions for the three months ended April 30, 2013 and 2012 was $96 million and $9 million, respectively. The amount of gain the Company recognized on these affiliate party transactions for the six months ended April 30, 2013 and 2012 was $55 million and $134 million, respectively.

(10)                                                          The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.4 million for the second quarter and $4.4 million for the first six months of 2013, compared with $1.4 million and $3.1 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $3.0 million for the second quarter and $5.7 million for the first six months of 2013, compared with $1.4 million and $3.9 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2013.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to be approximately 5 percent higher for 2013. Industry sales in the European Union 27 nations of Western and Central Europe are forecast to be about 5 percent lower. South American industry sales are projected to increase 15 to 20 percent. Industry sales in the Commonwealth of Independent States are expected to decrease slightly in 2013, while Asian sales are forecast to stay approximately the same. Industry sales of turf and utility equipment in the U.S. and Canada are also expected to be about the same to slightly lower.  John Deere’s agriculture and turf segment sales increased 12 percent for the second quarter and 14 percent for the first six months of 2013. These sales are forecast to increase by about 7 percent for fiscal year 2013. Construction equipment industry markets reflect a cautious outlook for U.S. economic growth, while forestry markets are expected to be about the same in 2013.  John Deere’s construction and forestry sales decreased 6 percent in the second quarter and first six months of 2013. These sales are forecast to decrease by about 5 percent for fiscal year 2013.

Net income attributable to the Company in fiscal year 2013 is expected to increase to approximately $455 million, compared to $383 million in fiscal year 2012. The forecast improvement from 2012 is primarily due to expected growth in the portfolio, partially offset by higher administrative and operating expenses.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions and trade agreements. Extreme weather in the world’s growing regions and significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

John Deere’s results are a reflection of positive conditions in the global farm economy, which continues to show impressive strength. Although global financial pressures and adverse weather patterns have tempered the near term outlook, John Deere believes its investment in new products and capacity will allow it to capitalize on the world’s increasing need for food, shelter and infrastructure in the years ahead.

2013 Compared with 2012

Net income attributable to the Company was $105.9 million for the second quarter and $210.9 million for the first six months of 2013, compared with $78.3 million and $171.7 million for the same periods last year. Results improved for both periods primarily due to growth in the portfolio, partially offset by higher administrative and operating expenses.

Revenues totaled $431.3 million for the second quarter and $839.4 million for the first six months of 2013, compared with $413.3 million and $808.2 million for the same periods last year. Finance income earned on retail notes totaled $358.7 million for the first six months of 2013, compared with $353.2 million for the same period in 2012. The increase was primarily due to a 15 percent increase in the average balance of retail notes, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $106.9 million in the first six months of 2013, compared with $114.7 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $172.6 million for the first six months of 2013, compared with $152.8 million for the same period in 2012. The increase was primarily due to a 29 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $165.5 million in the first six months of 2013, compared with $152.6 million in the first six months of 2012. The increase was primarily due to a 19 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $106.8 million for the second quarter and $203.5 million for the first six months of 2013, compared with $111.5 million and $206.7 million for the same periods last year.

Interest expense totaled $95.3 million for the second quarter and $182.8 million for the first six months of 2013, compared with $125.4 million and $244.7 million for the same periods in 2012. The decrease was primarily due to lower average borrowing rates, partially offset by higher average borrowings.

Administrative and operating expenses were $97.1 million in the second quarter and $185.2 million for the first six months of 2013, compared with $88.8 million and $168.2 million for the same periods in 2012. The increase was primarily due to higher employment costs.

Fees paid to John Deere totaled $13.3 million in the second quarter and $36.4 million in the first six months of 2013, compared with $19.3 million and $31.6 million for the same periods in 2012. The changes were primarily due to corporate support fees.

During the second quarter and first six months of 2013, the provision (credit) for credit losses totaled $1.1 million and $1.8 million, respectively, compared with $1.8 million and ($1.0) million for the same periods in 2012. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was .02 percent for the second quarter and .01 percent for the first six months of 2013, compared with .03 percent and (.01) percent for the same periods in 2012. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The Company’s ratio of earnings to fixed charges was 2.76 to 1 for the second quarter of 2013, compared with 2.02 to 1 for the second quarter of 2012. The Company’s ratio of earnings to fixed charges was 2.75 to 1 for the first six months of 2013, compared with 2.08 to 1 for the first six months of 2012. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended April 30
	2013	2012	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$2,436.9	$2,004.4	$432.5	22%
Construction and forestry equipment	253.7	195.7	58.0	30
Total retail notes	2,690.6	2,200.1	490.5	22
Revolving charge accounts	1,425.1	1,550.8	(125.7)	(8)
Wholesale receivables	10,819.1	9,173.6	1,645.5	18
Financing leases	82.6	78.6	4.0	5
Operating loans	4.5	2.1	2.4	114
Equipment on operating leases	351.4	219.7	131.7	60
Total Receivables and Leases	$15,373.3	$13,224.9	$2,148.4	16

	Six Months Ended April 30
	2013	2012	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$4,510.5	$3,797.6	$712.9	19%
Construction and forestry equipment	537.5	424.8	112.7	27
Total retail notes	5,048.0	4,222.4	825.6	20
Revolving charge accounts	2,795.6	2,870.9	(75.3)	(3)
Wholesale receivables	18,791.6	15,952.6	2,839.0	18
Financing leases	148.0	123.7	24.3	20
Operating loans	7.7	12.1	(4.4)	(36)
Equipment on operating leases	534.2	347.5	186.7	54
Total Receivables and Leases	$27,325.1	$23,529.2	$3,795.9	16

Retail note volumes increased in the second quarter and first six months of 2013, when compared to last year, primarily due to increases in retail sales of John Deere equipment and increased market coverage. Wholesale receivable volumes increased during the second quarter and first six months of 2013, when compared to last year, due to increased shipments of John Deere equipment as a result of increased retail sales activity.

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2013	2012	2012
Retail notes:
Agriculture and turf equipment	$14,599.5	$14,333.8	$12,787.6
Construction and forestry equipment	1,520.0	1,395.0	1,239.4
Total retail notes	16,119.5	15,728.8	14,027.0
Revolving charge accounts	2,207.2	2,427.7	2,306.8
Wholesale receivables	8,421.8	6,483.1	6,626.1
Financing leases	541.9	522.4	453.2
Operating loans	40.0	42.3	67.9
Equipment on operating leases	1,502.8	1,418.2	1,196.4
Total Receivables and Leases	$28,833.2	$26,622.5	$24,677.4

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30,	October 31,	April 30,
	2013	2012	2012
Receivables and Leases administered:
Owned by the Company	$25,033.0	$22,987.2	$21,542.6
Owned by the Company – restricted due to securitization	3,800.2	3,635.3	3,134.8
Total Receivables and Leases owned by the Company	28,833.2	26,622.5	24,677.4
Administered – with limited recourse*	4.2	10.1	15.9
Administered – without recourse**	5.0	6.2	8.5
Total Receivables and Leases administered	$28,842.4	$26,638.8	$24,701.8

*                          The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2013, October 31, 2012 and April 30, 2012 was $1 million, $2 million, and $2 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                   Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $212 million, $200 million and $219 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. These past due amounts represented .78 percent, .79 percent and .93 percent of the Receivables financed at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $58 million, $63 million and $67 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .21 percent, .25 percent and .29 percent at April 30, 2013, October 31, 2012 and April 30, 2012, respectively. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(1.2)	(.03)%	$(1.6)	(.05)%
Construction and forestry equipment	(1.3)	(.36)	.4	.13
Total retail notes	(2.5)	(.06)	(1.2)	(.04)
Revolving charge accounts	(4.7)	(.97)	(7.0)	(1.43)
Wholesale receivables	(.1)	(.01)	(.1)	(.01)
Financing leases	(.4)	(.31)	(.2)	(.18)
Operating loans			(1.7)	(9.41)
Total write-offs	(7.7)	(.12)	(10.2)	(.18)
Recoveries:
Retail notes:
Agriculture and turf equipment	.6	.01	1.1	.04
Construction and forestry equipment	.6	.17	.6	.20
Total retail notes	1.2	.03	1.7	.05
Revolving charge accounts	3.8	.78	5.6	1.14
Wholesale receivables
Financing leases	.1	.08
Operating loans	.4	3.89	.1	.55
Total recoveries	5.5	.09	7.4	.13
Total net write-offs	$(2.2)	(.03)	$(2.8)	(.05)

	Six Months Ended April 30, 2013		Six Months Ended April 30, 2012
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(2.6)	(.04)%	$(2.3)	(.04)%
Construction and forestry equipment	(2.8)	(.39)	(.9)	(.15)
Total retail notes	(5.4)	(.07)	(3.2)	(.05)
Revolving charge accounts	(8.8)	(.92)	(13.5)	(1.39)
Wholesale receivables	(.2)	(.01)	(.2)	(.01)
Financing leases	(.7)	(.27)	(.8)	(.37)
Operating loans	(.1)	(.49)	(1.9)	(5.06)
Total write-offs	(15.2)	(.12)	(19.6)	(.18)
Recoveries:
Retail notes:
Agriculture and turf equipment	2.0	.03	1.9	.03
Construction and forestry equipment	1.1	.15	1.3	.22
Total retail notes	3.1	.04	3.2	.05
Revolving charge accounts	7.7	.80	11.0	1.13
Wholesale receivables	.1		.1
Financing leases	.1	.04	.1	.05
Operating loans	.6	2.93	.1	.27
Total recoveries	11.6	.09	14.5	.13
Total net write-offs	$(3.6)	(.03)	$(5.1)	(.05)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $163 million at April 30, 2013, compared with $172 million at October 31, 2012 and $160 million at April 30, 2012.

The Company’s allowance for credit losses on all Receivables financed totaled $112 million at April 30, 2013, $114 million at October 31, 2012 and $120 million at April 30, 2012. The allowance for credit losses represented .41 percent of the total Receivables financed at April 30, 2013, .45 percent at October 31, 2012 and .51 percent at April 30, 2012. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changing worldwide economic conditions, and changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks and regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. Customer and Company operations and results could also be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S., flooding in other parts and drier than normal conditions in certain other markets). The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility.

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

During the first six months of 2013, the aggregate net cash provided by financing and operating activities was used primarily to increase Receivables. Net cash provided by operating activities was $353 million in the first six months of 2013. Net cash provided by financing activities totaled $1,852 million in the first six months of 2013, resulting primarily from an increase in payables to John Deere and a net increase in total external borrowings. Net cash used for investing activities totaled $2,468 million in the first six months of 2013, primarily due to an increase in wholesale receivables of $1,941 million and the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $505 million. Cash and cash equivalents decreased $277 million during the first six months of 2013.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 30, 2013, October 31, 2012 and April 30, 2012 was $1,855 million, $995 million and $907 million, respectively, while the total cash and cash equivalents position was $351 million, $628 million and $1,196 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $49 million, $52 million, and $47 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 30, 2013, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2013, $1,383 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2013, the Company issued $1,499 million and retired $1,767 million of long-term borrowings. The long-term borrowings retirements included $650 million of 5.10% Debentures due in January 2013. The remaining issuances and retirements were primarily medium-term notes. During the first six months of 2013, the Company also issued $1,347 million and retired $1,133 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,663 million. At April 30, 2013, the Company’s funding profile included $1,855 million of commercial paper, $3,788 million of securitization borrowings, $1,668 million of intercompany loans from John Deere, $18,403 million of unsecured term debt, and $3,152 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $25,731 million at April 30, 2013, compared with $23,783 million at October 31, 2012, and $22,816 million at April 30, 2012. Total short-term indebtedness amounted to $11,589 million at April 30, 2013, compared with $9,013 million at October 31, 2012, and $9,602 million at April 30, 2012. Total long-term indebtedness amounted to $14,142 million at April 30, 2013, compared with $14,770 million at October 31, 2012, and $13,214 million at April 30, 2012. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.2 to 1 at April 30, 2013, compared with 7.8 to 1 at October 31, 2012 and 8.4 to 1 at April 30, 2012.

Stockholder’s equity was $3,152 million at April 30, 2013, compared with $3,064 million at October 31, 2012 and $2,703 million at April 30, 2012. The increase in the first six months of 2013 resulted primarily from net income attributable to the Company of $211 million, partially offset by dividend payments of $125 million.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $6,016 million at April 30, 2013, $3,653 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the credit lines at April 30, 2013 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

John Deere Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $125 million in the first six months of fiscal 2013. In turn, JDFS paid comparable dividends to Deere & Company. John Deere Capital Corporation did not declare or pay cash dividends to JDFS in the first six months of fiscal 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 30, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Total comprehensive income for the years ended October 31 is presented below (in millions of dollars):

	2012	2011	2010	2009	2008

Net income	$382.7	$363.6	$319.4	$149.2	$282.4

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(29.2)	13.8	(7.2)	46.6	(52.5)
Unrealized loss on investments					(1.2)
Unrealized gain (loss) on derivatives	(3.3)	20.9	14.9	(4.1)	(31.7)
Other comprehensive income (loss) net of income taxes	(32.5)	34.7	7.7	42.5	(85.4)

Comprehensive income of consolidated group	350.2	398.3	327.1	191.7	197.0
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$350.2	$398.3	$327.1	$191.7	$197.0

Item 6.	Exhibits.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 30, 2013	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2013
(Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*             Incorporated by reference.  Copies of these exhibits are available from the Company upon request.