Form 10-K
period 2013-10-31
DEERE JOHN CAPITAL CORP
filed 2013-12-16
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2386361
(State of incorporation)	(IRS Employer Identification No.)

1 East First Street, Suite 600 Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
2.75% Senior Notes Due 2022	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒   No ☐

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

Yes ☐   No ☒

At November 30, 2013, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2013, the Company had 1,727 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes collectively referred to as the Equipment Operations. The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, Finland, China, India, Russia and Thailand.  The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties.

Worldwide net income attributable to Deere & Company in 2013 was $3,537 million, or $9.09 per share diluted ($9.18 basic), compared with $3,065 million, or $7.63 per share diluted ($7.72 basic), in 2012.

John Deere’s net sales and revenues increased 5 percent to $37,795 million in 2013, compared with $36,157 million in 2012. Net sales of the Equipment Operations increased 4 percent in 2013 to $34,998 million from $33,501 million last year. The sales increase included improved price realization of 3 percent and an unfavorable foreign currency translation effect of 1 percent. Net sales in the U.S. and Canada increased 5 percent in 2013. Net sales outside the U.S. and Canada increased by 4 percent in 2013, which included an unfavorable effect of 3 percent for foreign currency translation.

The agriculture and turf segment had net sales of $29,132 million in 2013, compared with $27,123 million in 2012. The construction and forestry segment had net sales of $5,866 million in 2013, compared with $6,378 million in 2012. The financial services segment had revenues of $2,349 million in 2013, compared with $2,235 million in 2012.

Outlook for John Deere

Deere & Company’s equipment sales are projected to decrease about 3 percent for fiscal year 2014 and decrease about 2 percent for the first quarter, compared with the same periods in 2013. For fiscal year 2014, net income attributable to Deere & Company is anticipated to be approximately $3.3 billion.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf equipment are forecast to decrease by about 6 percent for fiscal year 2014. The outlook contemplates the sale of a majority interest in the John Deere Landscapes operations. Although commodity prices and farm incomes are expected to remain at healthy levels in 2014 by historical standards, they are forecast to be lower than in 2013. Deere & Company believes the decline will have a dampening effect on demand, primarily for large farm equipment.

Industry sales for agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for the year, with the decline mainly reflecting lower sales of large equipment such as high-horsepower tractors and combines.

Fiscal year industry sales in the European Union 28 nations are forecast to decrease about 5 percent due to lower commodity prices and farm incomes. In South America, industry sales of tractors and combines are projected to decrease 5 to 10 percent from strong 2013 levels. Industry sales in the Commonwealth of Independent States are expected to decrease slightly for the year, while Asian sales are projected to increase slightly.

In the U.S. and Canada, industry sales of turf and utility equipment are expected to increase about 5 percent for 2014, reflecting improved market conditions.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 10 percent for fiscal 2014. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to increase for the year due to general economic growth and higher sales in European markets.

Financial Services.  Net income for the financial services operations in fiscal year 2014, which includes the Company, is expected to be approximately $600 million. The outlook reflects improvement primarily due to continued growth in the portfolio, partially offset by an increase in the provision for credit losses from the low level in 2013. Net income attributable to the Company for 2014, which does not include the financial services operations in Canada, Brazil, Finland, China, India, Russia and Thailand or the crop insurance operations in the U.S. or an insurance business related to extended equipment warranties, is projected to be approximately $500 million. The forecast increase from 2013 is primarily due to continued growth in the portfolio, partially offset by an increase in the provision for credit losses from the low level in 2013.

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

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2013 and 2012, the Capital Corporation’s ratios were 3.04 to 1 and 2.30 to 1, respectively, and never less than 2.75 to 1 and 2.02 to 1 for any fiscal quarter of 2013 and 2012, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2013 and 2012, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of the Company. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of John Deere Capital Corporation, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Revolving Plan, John Deere Financial multi-use and PowerPlan® throughout the U.S. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 8,000 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

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

Finance Rates on Retail Notes

As of October 31, 2013 and 2012, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2013	2012	2013	2012
Retail notes	54	54	29	31
New equipment:
Agriculture and turf equipment	52	52	27	30
Construction and forestry equipment	46	45	35	40
Used equipment:
Agriculture and turf equipment	58	58	31	32
Construction and forestry equipment	45	43	32	34
Financing leases	42	43	31	35
Equipment on operating leases	33	33	26	28

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2013 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year or less	Fixed rate	Variable rate	Fixed rate	Variable rate	2013 Total	2012	2011	2010	2009

Retail notes:
Agriculture and turf equipment	$5,242	$10,544	$482	$227	$6	$16,501	$14,334	$12,713	$11,111	$9,952
Construction and forestry equipment	742	987	15	1		1,745	1,395	1,155	1,138	1,386
Recreational products								4	5	6
Total retail notes	$5,984	$11,531	$497	$228	$6	18,246	15,729	13,872	12,254	11,344
Revolving charge accounts						2,535	2,428	2,452	2,288	2,192
Wholesale receivables						7,465	6,483	5,212	4,659	3,874
Financing leases						555	522	459	420	393
Operating loans						32	42	84	239	297
Equipment on operating leases						1,872	1,418	1,232	1,142	1,023
Total Receivables and Leases						$30,705	$26,622	$23,311	$21,002	$19,123

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2013	2012	2011	2010	2009
U.S.	$26,725	$22,943	$19,827	$18,038	$16,228
Outside the U.S.	3,980	3,679	3,484	2,964	2,895
Total Receivables and Leases	$30,705	$26,622	$23,311	$21,002	$19,123

Receivables and Leases have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector.

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2013	2012	2011	2010	2009
U.S.	$197.8	$167.2	$217.1	$289.6	$414.0
Outside the U.S.	35.4	32.6	22.6	37.3	130.7
Total	$233.2	$199.8	$239.7	$326.9	$544.7

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2013	2012	2011	2010	2009
U.S.	$40.4	$44.8	$58.1	$96.4	$126.1
Outside the U.S.	19.6	18.4	20.9	24.0	20.1
Total	$60.0	$63.2	$79.0	$120.4	$146.2

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2013	2012	2011	2010	2009

Allowance for credit losses, beginning of year	$114.0	$126.3	$148.6	$158.2	$105.2

Provision (credit) for credit losses	6.4	(.2)	1.9	79.7	177.5

Write-offs:
Retail notes:
Agriculture and turf equipment	(4.3)	(3.4)	(5.3)	(6.6)	(8.0)
Construction and forestry equipment	(5.1)	(4.0)	(9.5)	(23.1)	(62.4)
Recreational products			(.1)	(.4)	(1.2)
Total retail notes	(9.4)	(7.4)	(14.9)	(30.1)	(71.6)
Revolving charge accounts	(19.8)	(28.8)	(39.1)	(70.9)	(68.6)
Wholesale receivables	(.3)	(1.0)	(.6)	.7	(3.0)
Financing leases	(1.8)	(1.6)	(3.6)	(2.4)	(4.4)
Operating loans	(.1)	(1.9)	(3.3)	(17.5)
Total write-offs	(31.4)	(40.7)	(61.5)	(120.2)	(147.6)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.6	3.9	3.6	3.8	3.9
Construction and forestry equipment	2.3	2.9	3.5	3.2	2.6
Recreational products			.1	.2	.2
Total retail notes	5.9	6.8	7.2	7.2	6.7
Revolving charge accounts	15.3	21.4	28.2	22.7	13.8
Wholesale receivables	.2	.1	.1	.4	.3
Financing leases	.5	.3	.1	.4	.4
Operating loans	.6	.5	1.2	.2	.5
Total recoveries	22.5	29.1	36.8	30.9	21.7
Total net write-offs	(8.9)	(11.6)	(24.7)	(89.3)	(125.9)

Other changes (primarily translation adjustments)	(.1)	(.5)	.5		1.4

Allowance for credit losses, end of year	$111.4	$114.0	$126.3	$148.6	$158.2

Total net write-offs as a percentage of average Receivables	.03%	.05%	.12%	.48%	.70%

Allowance as a percentage of total Receivables, end of year	.39%	.45%	.57%	.75%	.87%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2013	2012	2011	2010	2009

Allowance for credit losses, beginning of year	$11.2	$11.2	$11.2	$9.9	$8.2

Provision for credit losses	.5	2.3	1.8	1.5	2.7

Write-offs	(2.2)	(2.8)	(2.8)	(1.0)	(3.1)
Recoveries	1.1	1.0	.6	.8	.7
Total net write-offs	(1.1)	(1.8)	(2.2)	(.2)	(2.4)

Other changes (primarily translation adjustments)		(.5)	.4		1.4

Allowance for credit losses, end of year	$10.6	$11.2	$11.2	$11.2	$9.9

Total net write-offs as a percentage of average Receivables from outside the U.S.	.03%	.05%	.07%	.01%	.09%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.27%	.31%	.32%	.38%	.34%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2013		2012		2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$24.2	57%	$24.7	57%	$25.7	58%	$23.3	56%	$18.5	55%
Construction and forestry equipment	26.5	6	31.7	5	41.9	5	58.4	6	57.9	8
Recreational products					.2		.4		.7
Total retail notes	50.7	63	56.4	62	67.8	63	82.1	62	77.1	63
Revolving charge accounts	39.7	9	40.2	10	39.7	11	43.3	12	41.8	12
Wholesale receivables	6.4	26	5.9	26	6.0	24	7.4	23	7.1	21
Financing leases	8.1	2	8.7	2	8.4	2	9.5	2	9.4	2
Operating loans	6.5		2.8		4.4		6.3	1	22.8	2
Total	$111.4	100%	$114.0	100%	$126.3	100%	$148.6	100%	$158.2	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2013		2012		2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$100.8	86%	$102.8	86%	$115.1	84%	$137.4	85%	$148.3	84%
Outside the U.S.	10.6	14	11.2	14	11.2	16	11.2	15	9.9	16
Total	$111.4	100%	$114.0	100%	$126.3	100%	$148.6	100%	$158.2	100%

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

The Company also reviews Receivables for impairment based on delinquencies and changes in cash flows or collateral. These Receivables consist of materially past due Receivables, customers that have provided bankruptcy notification and other Receivables requiring significant collection efforts including litigation. The Company identifies these Receivables during reviews of portfolio credit quality. The Company includes the impairment on non-performing Receivables as a separate component in the allowance unless it has already been recognized as a loss.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance. The total allowance reflects management’s estimate of credit losses inherent in the Receivables portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2013 and 2012.

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

The Thrift holds a federal thrift charter and is subject to regulation and examination by the OCC. The U.S. Federal Reserve Board has oversight of John Deere Capital Corporation, as the owner of the Thrift.

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

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 17, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 24-25, and the Notes to Consolidated Financial Statements beginning on page 39. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. One should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

The Company is subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to the Company. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company because such costs affect the Company’s ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to rating outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) and the regulations implementing the Act impose additional supervisory, financial and reporting requirements and compliance costs on the Company and could therefore adversely affect the Company.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until all the regulations have been finalized and implemented, the Act and its regulations impose additional reporting requirements, stress testing requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. The Board of Governors of the Federal Reserve System has recently finalized capital requirements for certain institutions including thrift holding companies. Under the final rules, certain risk-based capital levels will need to be maintained in order to avoid the imposition of new restrictions on making dividends and other capital payouts. Moreover, the Company’s and John Deere’s operations, including those outside of the U.S., will also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for John Deere agricultural equipment. Furthermore, embargoes and sanctions imposed by the U.S. and other governments prohibiting sales to specific persons or countries or based on product classification expose John Deere to criminal and civil sanctions. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws, violations of these laws could have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Changes in government banking, monetary and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on taxes and spending can also affect John Deere, especially its construction and forestry business due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to and its success in developing market share and operating profitably in additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies.  Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere’s global operations must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for the Company’s and John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment.  Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their propensity to purchase John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Sustained low levels or decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s and John Deere’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, and the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s and John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of the Company’s and John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, the availability of supplies and materials and on the demand for John Deere’s products.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency translation risk.

The Company operates in several areas of the world, involving transactions denominated in a variety of currencies. The Company is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which it earns revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the Company’s results.

Because the Company is a financing company, the Company’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales worldwide. The Company is exposed to the risk that customers and others will default on contractual obligations. The Company may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potentially high-growth markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes, or other storms, and droughts can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Miami, Florida; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Parla, Spain; and Schaffhausen, Switzerland.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         All of John Deere Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2013, John Deere Capital Corporation declared and paid cash dividends of $165 million to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company. John Deere Capital Corporation did not declare or pay cash dividends to JDFS in 2012. In 2013 and 2012, Deere & Company increased its investment in JDFS by $50 million and $160 million, respectively. In turn, JDFS increased its investment in the Capital Corporation by the same amounts.

(b)         Not applicable.

(c)          Not applicable.

Item 6.  Selected Financial Data.

Omitted pursuant to instruction I(2).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales increased 7 percent in 2013 and are forecast to decrease by about 6 percent for 2014. Industry agricultural machinery sales in the U.S. and Canada for 2014 are forecast to decrease 5 to 10 percent, compared to 2013. Industry sales in the European Union 28 nations are forecast to decrease about 5 percent in 2014, while South American industry sales of tractors and combines are projected to decrease 5 to 10 percent from strong 2013 levels. Industry sales in the Commonwealth of Independent States are expected to decrease slightly, while sales in Asia are forecast to increase slightly in 2014. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase approximately 5 percent. John Deere’s construction and forestry sales decreased 8 percent in 2013 and are forecast to increase by about 10 percent in 2014. Sales in world forestry markets are expected to increase in 2014. Net income attributable to the Company in 2014 is expected to be approximately $500 million. The forecast improvement from 2013 is primarily due to continued growth in the portfolio, partially offset by an increase in the provision for credit losses from the low level in 2013.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions and trade agreements. Significant volatility in the price of many commodities could also impact John Deere’s and the Company’s results.

John Deere believes its plan for helping meet the world’s need for food, shelter and infrastructure are firmly on track. John Deere’s financial results have generated healthy levels of cash flow, which have been used to fund global growth and provide direct benefit to investors through dividends and share repurchases.

2013 Compared with 2012

Net income attributable to the Company was $469 million in 2013, compared with $383 million in 2012. Results were higher primarily due to growth in the portfolio, partially offset by higher administrative and operating expenses. The ratio of earnings to fixed charges was 3.04 to 1 for 2013, compared with 2.30 to 1 for 2012.

Revenues totaled $1,768 million in 2013, compared with $1,675 million in 2012. The increase was primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on retail notes totaled $727 million in 2013, compared with $711 million in 2012. The increase was primarily due to a 16 percent increase in the average retail note portfolio balance, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $246 million in 2013, compared with $258 million earned during 2012. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $370 million in 2013, compared with $324 million in 2012. The increase was primarily due to a 25 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $352 million in 2013, compared with $311 million in 2012. The increase was primarily due to a 22 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $432 million in 2013, compared with $424 million in 2012.

Interest expense totaled $352 million in 2013, compared with $456 million in 2012. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 2.2 percent in 2012 to 1.5 percent in 2013, partially offset by higher average borrowings.

Administrative and operating expenses totaled $377 million in 2013, compared with $339 million in 2012. The increase was primarily due to higher employment costs due to growth.

Fees paid to John Deere totaled $70 million in 2013, compared with $79 million in 2012. The decrease was primarily due to lower corporate support fees.

The provision (credit) for credit losses was $6.4 million in 2013, compared with ($.2) million in 2012. The increase was primarily due to a reduction in the allowance for credit losses in 2012, partially offset by lower net write-offs in 2013. Total net write-offs of Receivables financed were $9 million during 2013, compared with $12 million in 2012. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .02 percent for 2013 and .00 percent for 2012.

Depreciation of equipment on operating leases was $235 million in 2013, compared with $202 million in 2012. The increases were primarily the result of higher average balances of equipment on operating leases.

Receivables and Leases Acquired and Held

For the 2013 and 2012 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2013	2012	% Change	2013	2012	% Change
Retail notes:
Agriculture and turf equipment	$9,646.3	$8,275.6	17%	$16,501.6	$14,333.8	15%
Construction and forestry equipment	1,204.3	950.8	27	1,744.9	1,395.0	25
Total retail notes	10,850.6	9,226.4	18	18,246.5	15,728.8	16
Revolving charge accounts	5,364.8	5,345.4		2,534.9	2,427.7	4
Wholesale receivables	38,455.2	34,772.3	11	7,464.7	6,483.1	15
Financing leases	321.8	300.9	7	555.3	522.4	6
Operating loans	8.0	16.5	(52)	31.9	42.3	(25)
Equipment on operating leases	1,307.3	882.4	48	1,872.1	1,418.2	32
Total Receivables and Leases	$56,307.7	$50,543.9	11%	$30,705.4	$26,622.5	15%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment and increased market coverage. Wholesale receivable volumes increased primarily due to increased shipments of John Deere equipment as a result of increased retail sales activity. Operating lease volumes increased primarily due to increased rentals of John Deere equipment. Operating loan volumes decreased primarily due to lower market coverage.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31 2013	October 31 2012
Receivables and Leases administered:
Owned by the Company	$26,538.2	$22,987.2
Owned by the Company — restricted due to securitization	4,167.2	3,635.3
Total Receivables and Leases owned by the Company	30,705.4	26,622.5
Administered - with limited recourse*	2.6	10.1
Administered - without recourse**	3.7	6.2
Total Receivables and Leases administered	$30,711.7	$26,638.8

*              The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2013 and 2012 was approximately $1 million and $2 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                 Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2013 and 2012, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $233 million at October 31, 2013, compared with $200 million at October 31, 2012. These past due amounts represented .81 percent and .79 percent of the Receivables financed at October 31, 2013 and 2012, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $60 million and $63 million at October 31, 2013 and 2012, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .21 percent and .25 percent at October 31, 2013 and 2012, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $174 million at October 31, 2013, compared with $172 million at October 31, 2012. The Company’s allowance for credit losses on all Receivables financed at October 31, 2013 totaled $111 million and represented .39 percent of the total Receivables financed, compared with $114 million and .45 percent, respectively, at October 31, 2012. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

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

Receivables and Leases administered by the Company were as follows (in millions):

	October 31 2012	October 31 2011
Receivables and Leases administered:
Owned by the Company	$22,987.2	$20,387.5
Owned by the Company — restricted due to securitization	3,635.3	2,923.2
Total Receivables and Leases owned by the Company	26,622.5	23,310.7
Administered - with limited recourse*	10.1	28.3
Administered - without recourse**	6.2	10.2
Total Receivables and Leases administered	$26,638.8	$23,349.2

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2012 and 2011 was approximately $2 million and $3 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

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

Capital Resources and Liquidity

The cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $936 million in 2013. Cash provided by financing activities totaled $3,175 million resulting from an increase in payables to John Deere of $1,686 million, a net increase in total external borrowings of $1,621 million, and a capital investment from Deere & Company of $50 million, partially offset by dividends paid of $165 million. Cash used for investing activities totaled $4,376 million in 2013, primarily due to the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collection of Receivables (excluding wholesale) and the proceeds from sales of equipment on operating leases by $3,391 million, and an increase in wholesale receivables of $949 million. Cash and cash equivalents decreased $249 million during 2013.

Over the last three years, operating activities have provided $2,216 million in cash. In addition, an increase in total borrowings of $8,021 million and capital investment from Deere & Company of $210 million provided cash inflows. These amounts have been used mainly to fund Receivable  (excluding wholesale) and Lease acquisitions, which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $7,691 million, to acquire wholesale receivables of $2,808 million, and to pay $459 million in dividends. Cash and cash equivalents increased $24 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2013 and 2012 was approximately $2,761 million and $995 million, respectively, while the total cash and cash equivalents position was $380 million and $628 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $77 million and $52 million at October 31, 2013 and 2012, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2013, the facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. The facility was renewed in November 2013 for the same capacity. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2013, $1,563 million of short-term securitization borrowings was outstanding under the agreement.

During 2013, the Company issued $3,166 million and retired $3,878 million of long-term borrowings. The long-term borrowings retirements included $650 million of 5.10% Debentures due in January 2013. The remaining issuances and retirements were primarily medium-term notes. During 2013, the Company also issued $2,789 million and retired $2,255 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,070 million. At October 31, 2013, the Company’s funding profile included $2,769 million of commercial paper and other notes payable, $4,109 million of securitization borrowings, $2,234 million of intercompany loans from John Deere, $17,797 million of unsecured term debt, and $3,431 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $26,909 million at October 31, 2013, compared with $23,783 million at October 31, 2012. Total short-term indebtedness amounted to $12,714 million at October 31, 2013, compared with $9,013 million at October 31, 2012. Total long-term indebtedness amounted to $14,195 million at October 31, 2013, compared with $14,770 million at October 31, 2012. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at October 31, 2013 and 2012.

Stockholder’s equity was $3,431 million at October 31, 2013, compared with $3,064 million at October 31, 2012. The increase in 2013 was primarily due to net income attributable to the Company of $469 million and Deere & Company’s additional $50 million investment in JDFS, which in turn increased its investment in John Deere Capital Corporation, partially offset by dividend payments of $165 million.

John Deere Capital Corporation declared and paid cash dividends to JDFS of $165 million in 2013. In turn, JDFS paid comparable dividends to Deere & Company. John Deere Capital Corporation did not declare or pay cash dividends to JDFS in 2012.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $6,007 million at October 31, 2013, $2,839 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2013 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities Exchange Commission (SEC) and other financial regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in and the political stability of the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility.

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought conditions in part of the U.S. and drier than normal conditions in certain other markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

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

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that potentially could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K) and other Deere & Company and Capital Corporation quarterly and other filings with the SEC.

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies totaling approximately $1 million at October 31, 2013, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2013 related to these contingencies was not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2013 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
On-balance-sheet
Total debt*	$26,687	**	$10,767	$8,363	$4,555	$3,002
Interest relating to debt***	1,360		301	389	348	322
Accounts payable	235		235
Deposits withheld from dealers and merchants	174		60	78	34	2
Off-balance-sheet
Purchase obligations	7		3	4
Operating leases	7		3	2	2
Total	$28,470		$11,369	$8,836	$4,939	$3,326

*                                         Principal payments.

**                                  Securitization borrowings of $4,109 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 8).

***                           Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $34 million at October 31, 2013 since the timing of future payments is not reasonably estimable at this time (see Note 15). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 18 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 8, 9 and 10, respectively, to the Consolidated Financial Statements.

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

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the Company’s Receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.  Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 31, 2013, 2012 and 2011 was $111 million, $114 million and $126 million, respectively. The decreases in 2013 and 2012 were primarily due to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .25 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .25 percent, the allowance for credit losses at October 31, 2013 would increase or decrease by approximately $72 million.

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

The total operating lease residual values at October 31, 2013, 2012 and 2011 were $1,346 million, $1,007 million and $859 million, respectively. The changes in 2013 and 2012 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $62 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2013 and 2012 would have been approximately $106 million and $87 million, respectively.

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

See accompanying table of contents of financial statements on page 32.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, using the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2013, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2013 and 2012, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2013 and 2012, were $2,906 thousand and $2,627 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2013 and 2012 were $189 thousand and $215 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2013 and 2012.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2013 and 2012.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2013 proxy statement.  During the fiscal year ended October 31, 2013, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)                                 Financial Statements

See the table of contents to financial statements on page 32.

(2)                                 Financial Statement Schedules

None.

(3)                                 Exhibits

See the index to exhibits on page 70.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date:                  December 16, 2013

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

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Principal Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)	December 16, 2013
David C. Gilmore		)
)
)
/s/ James A. Israel	Director and President	)
James A. Israel		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President	)
Rajesh Kalathur	and Principal Financial Officer	)
(and Principal Accounting Officer))

Signature	Title		Date

/s/ Michael J. Mack, Jr.	Director	)
Michael J. Mack, Jr.		)
)
)
/s/ Patrick E. Mack	Director	)
Patrick E. Mack		)
)
)
/s/ John C. May	Director	)	December 16, 2013
John C. May		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Bret C. Thomas	Director	)
Bret C. Thomas		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 16, 2013

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
Revenues
Finance income earned on retail notes	$726.8	$711.0	$699.3
Revolving charge account income	246.0	258.0	263.8
Finance income earned on wholesale receivables	369.8	324.2	289.3
Lease revenues	351.7	310.6	297.2
Operating loan income	2.0	2.7	7.4
Other income - net	71.2	68.1	64.4
Total revenues	1,767.5	1,674.6	1,621.4
Expenses
Interest expense	352.2	455.6	479.3
Operating expenses:
Administrative and operating expenses	377.3	339.3	332.8
Fees paid to John Deere	70.4	78.7	43.4
Provision (credit) for credit losses	6.4	(.2)	1.9
Depreciation of equipment on operating leases	235.4	202.1	192.4
Total operating expenses	689.5	619.9	570.5
Total expenses	1,041.7	1,075.5	1,049.8
Income of consolidated group before income taxes	725.8	599.1	571.6
Provision for income taxes	258.4	217.8	209.2
Income of consolidated group	467.4	381.3	362.4
Equity in income of unconsolidated affiliate	1.1	1.4	1.2
Net income	468.5	382.7	363.6
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$468.5	$382.7	$363.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011

Net income	$468.5	$382.7	$363.6

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	6.3	(29.2)	13.8
Unrealized gain (loss) on derivatives	7.7	(3.3)	20.9
Other comprehensive income (loss), net of income taxes	14.0	(32.5)	34.7

Comprehensive income of consolidated group	482.5	350.2	398.3
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$482.5	$350.2	$398.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2013 and 2012

(in millions)

	2013	2012
Assets
Cash and cash equivalents	$379.5	$628.4
Receivables:
Retail notes	14,079.3	12,093.5
Retail notes securitized	4,167.2	3,635.3
Revolving charge accounts	2,534.9	2,427.7
Wholesale receivables	7,464.7	6,483.1
Financing leases	555.3	522.4
Operating loans	31.9	42.3
Total receivables	28,833.3	25,204.3
Allowance for credit losses	(111.4)	(114.0)
Total receivables — net	28,721.9	25,090.3
Other receivables	32.8	31.2
Receivables from John Deere	176.6	365.7
Equipment on operating leases — net	1,872.1	1,418.2
Investment in unconsolidated affiliate	10.2	8.7
Deferred income taxes	11.7	14.6
Other assets	459.4	536.8
Total Assets	$31,664.2	$28,093.9

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,768.5	$1,009.3
Securitization borrowings	4,109.1	3,574.8
John Deere	2,234.1	516.4
Current maturities of long-term borrowings	3,602.2	3,912.9
Total short-term borrowings	12,713.9	9,013.4
Other payables to John Deere	85.9	28.2
Accounts payable and accrued expenses	729.5	757.7
Deposits withheld from dealers and merchants	173.8	171.8
Deferred income taxes	334.9	289.3
Long-term borrowings	14,195.1	14,769.9
Total liabilities	28,233.1	25,030.3
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,432.8
Retained earnings	1,912.3	1,608.8
Accumulated other comprehensive income	35.6	21.6
Total Company stockholder’s equity	3,430.7	3,063.2
Noncontrolling interests	.4	.4
Total stockholder’s equity	3,431.1	3,063.6
Total Liabilities and Stockholder’s Equity	$31,664.2	$28,093.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$468.5	$382.7	$363.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	6.4	(.2)	1.9
Provision for depreciation and amortization	245.0	218.7	211.8
Provision for deferred income taxes	44.4	.1	103.3
Undistributed earnings of unconsolidated affiliate	(.9)	(1.3)	(1.0)
Change in accounts payable and accrued expenses	37.6	(3.7)	26.9
Change in accrued income taxes payable/receivable	(9.0)	25.7	(28.7)
Other	144.2	(61.0)	40.9
Net cash provided by operating activities	936.2	561.0	718.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(16,555.3)	(14,889.2)	(13,607.7)
Collections of receivables (excluding wholesale)	13,828.7	12,874.4	11,983.6
Increase in wholesale receivables - net	(948.8)	(1,339.0)	(520.2)
Cost of equipment on operating leases acquired	(1,284.4)	(882.4)	(707.1)
Proceeds from sales of equipment on operating leases	619.8	496.7	431.9
Cost of notes receivable with John Deere			(24.5)
Collection of notes receivable with John Deere			600.0
Proceeds from sales of receivables	.7	34.5	2.4
Change in restricted cash	5.1	(5.6)	(.6)
Increase (decrease) in collateral on derivatives received - net	(34.1)	11.9	(60.7)
Other	(7.3)	41.3	21.1
Net cash used for investing activities	(4,375.6)	(3,657.4)	(1,881.8)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable — net	1,798.7	272.0	(649.2)
Increase in securitization borrowings — net	534.2	797.3	568.5
Increase (decrease) in payable to John Deere — net	1,685.9	(478.7)	(209.5)
Proceeds from issuance of long-term borrowings	3,165.9	7,233.7	4,620.5
Payments of long-term borrowings	(3,877.5)	(4,588.5)	(2,851.9)
Dividends paid	(165.0)		(294.0)
Capital investment from John Deere	50.0	160.0
Debt issuance costs	(17.5)	(31.7)	(27.8)
Net cash provided by financing activities	3,174.7	3,364.1	1,156.6

Effect of exchange rate changes on cash and cash equivalents	15.8	(1.4)	12.9
Net increase (decrease) in cash and cash equivalents	(248.9)	266.3	6.4
Cash and cash equivalents at the beginning of year	628.4	362.1	355.7
Cash and cash equivalents at the end of year	$379.5	$628.4	$362.1

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2011, 2012 and 2013

(in millions)

		Company Stockholder
				Total
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2010	$2,449.1	$1,272.8	$1,156.5	$19.4	$.4
Net income	363.6		363.6
Other comprehensive income	34.7			34.7
Dividends declared	(294.0)		(294.0)
Balance October 31, 2011	2,553.4	1,272.8	1,226.1	54.1	.4
Net income	382.7		382.7
Other comprehensive loss	(32.5)			(32.5)
Capital investment	160.0	160.0
Balance October 31, 2012	3,063.6	1,432.8	1,608.8	21.6	.4
Net income	468.5		468.5
Other comprehensive income	14.0			14.0
Dividends declared	(165.0)		(165.0)
Capital investment	50.0	50.0
Balance October 31, 2013	$3,431.1	$1,482.8	$1,912.3	$35.6	$.4

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

Principles of Consolidation

The consolidated financial statements include the financial statements of John Deere Capital Corporation and its subsidiaries. The consolidated financial statements represent primarily the consolidation of all companies in which John Deere Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the Capital Corporation has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Capital Corporation records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 23).

Variable Interest Entities

The Capital Corporation is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. These restricted retail notes are included in the retail notes securitized shown in the table in Note 6.

During the first quarter of 2011, the VIE created by the Capital Corporation’s parent, JDFS, that serves as a centralized hedging center, was merged into JDFS. As a result, the VIE was deconsolidated with no gains or losses recognized. All of the Capital Corporation’s derivative agreements and transactions outstanding with the VIE at the time of the merger were assumed by JDFS. In conjunction with this merger, the Capital Corporation began utilizing JDFS as a centralized hedging center to execute certain derivative transactions. Further detail regarding the structure of this centralized hedging center can be found in Note 21.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 21).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net loss for foreign exchange in 2013, 2012 and 2011 was $22.9 million, $28.0 million and $31.9 million, respectively.

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

Retail notes receivable by product category at October 31 were as follows (in millions of dollars):

	2013		2012
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf equipment — new	$7,798.0	$1,466.4	$6,884.7	$1,254.2
Agriculture and turf equipment — used	5,440.0	2,135.8	4,637.8	1,871.9
Construction and forestry equipment — new	1,003.6	509.1	734.9	442.2
Construction and forestry equipment — used	175.3	98.1	138.6	111.1
Total	14,416.9	4,209.4	12,396.0	3,679.4
Unearned finance income	(337.6)	(42.2)	(302.5)	(44.1)
Retail notes receivable	$14,079.3	$4,167.2	$12,093.5	$3,635.3

Retail notes acquired by the Company during the years ended October 31, 2013, 2012 and 2011 had an average original term (based on dollar amounts) of 54 months for each period. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2013, 2012 and 2011 was 29 months, 31 months and 34 months, respectively.

Gross retail note installments at October 31 were scheduled to be received as follows (in millions of dollars):

	2013		2012
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,457.7	$1,663.4	$3,882.0	$1,437.1
13-24 months	3,507.4	1,176.6	3,036.6	1,004.5
25-36 months	2,849.8	808.2	2,445.2	711.9
37-48 months	2,088.2	421.9	1,743.4	398.9
49-60 months	1,283.7	130.4	1,072.2	120.2
Over 60 months	230.1	8.9	216.6	6.8
Total	$14,416.9	$4,209.4	$12,396.0	$3,679.4

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2013, 2012 and 2011, the Company received proceeds from sales of Receivables of $1 million, $35 million and $2 million, respectively. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2013, 2012 and 2011 was approximately $1 million, $2 million and $3 million, respectively. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2013, 2012 and 2011, the balance of all Receivables and Leases administered, but not owned by the Company, was $6 million, $16 million and $39 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2013, the average effective yield on retail notes held by the Company was approximately 4.4 percent, compared with 5.0 percent in 2012 and 5.5 percent in 2011. Unearned finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced on retail notes and leases. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 23 percent, 23 percent and 20 percent in 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $167 million, $163 million and $140 million, respectively.

A deposit equal to one percent of the face amount of certain John Deere agriculture and turf equipment retail notes originating from each dealer is withheld by the Company from that dealer. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is generally no withholding of dealer deposits on John Deere construction and forestry equipment retail notes.

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

During 2013, 2012 and 2011, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $11 million, $10 million and $11 million, respectively. Revolving charge accounts receivable at October 31, 2013 and 2012 totaled $2,535 million and $2,428 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2013 and 2012 totaled $7,465 million and $6,483 million, respectively.

The Company purchases certain wholesale receivables (trade receivables) from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity. During 2013, 2012 and 2011, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $198 million, $200 million and $169 million, respectively.

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

Financing leases receivable by product category at October 31 were as follows (in millions of dollars):

	2013	2012
Agriculture and turf equipment	$393.2	$375.9
Construction and forestry equipment	154.1	154.1
Total	547.3	530.0
Estimated residual values	72.2	59.2
Unearned finance income	(64.2)	(66.8)
Financing leases receivable	$555.3	$522.4

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 were scheduled as follows (in millions of dollars):

	2013	2012
Due in:
0-12 months	$223.9	$207.3
13-24 months	149.7	144.1
25-36 months	92.2	101.8
37-48 months	52.5	49.9
Over 48 months	29.0	26.9
Total	$547.3	$530.0

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2013, 2012 and 2011, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $3 million, $2 million and $1 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Operating Loans

Operating loan income is generated from finance charges paid by customers on their outstanding account balances. Operating loans receivable totaled $32 million and $42 million at October 31, 2013 and 2012, respectively.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company generally retains as collateral a security interest in the goods associated with Receivables other than certain revolving charge accounts.

Note 5. Allowance for Credit Losses and Credit Quality of Receivables

Delinquencies

Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

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

An aging of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2013 was as follows (in millions of dollars):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$67.8	$23.3	$17.1	$108.2
Construction and forestry equipment	38.4	14.4	8.6	61.4
Revolving charge accounts:
Agriculture and turf equipment	14.6	4.5	2.2	21.3
Construction and forestry equipment	2.3	1.0	.5	3.8
Wholesale receivables:
Agriculture and turf equipment	10.0	4.9	3.0	17.9
Construction and forestry equipment	.3	.1	.9	1.3
Financing leases:
Agriculture and turf equipment	10.2	4.0	2.3	16.5
Construction and forestry equipment	2.2	.5		2.7
Operating loans:
Agriculture and turf equipment	.1			.1
Total Receivables	$145.9	$52.7	$34.6	$233.2

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$108.2	$34.1	$16,359.3	$16,501.6
Construction and forestry equipment	61.4	11.4	1,672.1	1,744.9
Revolving charge accounts:
Agriculture and turf equipment	21.3	.9	2,438.0	2,460.2
Construction and forestry equipment	3.8		70.9	74.7
Wholesale receivables:
Agriculture and turf equipment	17.9	.3	6,541.1	6,559.3
Construction and forestry equipment	1.3		904.1	905.4
Financing leases:
Agriculture and turf equipment	16.5	11.0	379.0	406.5
Construction and forestry equipment	2.7	2.0	144.1	148.8
Operating loans:
Agriculture and turf equipment	.1	.3	31.5	31.9
Total Receivables	$233.2	$60.0	$28,540.1	$28,833.3

An aging of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2012 was as follows (in millions of dollars):

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
2013
Allowance:
Beginning of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	(1.9)	4.0	.1	4.2	6.4
Write-offs	(9.4)	(19.8)	(.3)	(1.9)	(31.4)
Recoveries	5.9	15.3	.2	1.1	22.5
Other changes (primarily translation adjustments)	(.3)		.5	(.3)	(.1)
End of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Balance individually evaluated *			$.1	$3.7	$3.8

Receivables:
End of year balance	$18,246.5	$2,534.9	$7,464.7	$587.2	$28,833.3
Balance individually evaluated *	$21.3	$.3	$.1	$32.3	$54.0

*                 Remainder is collectively evaluated.

2012
Allowance:
Beginning of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(10.4)	7.9	.9	1.4	(.2)
Write-offs	(7.4)	(28.8)	(1.0)	(3.5)	(40.7)
Recoveries	6.8	21.4	.1	.8	29.1
Other changes (primarily translation adjustments)	(.4)		(.1)		(.5)
End of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Balance individually evaluated *		$.5	$.1		$.6

Receivables:
End of year balance	$15,728.8	$2,427.7	$6,483.1	$564.7	$25,204.3
Balance individually evaluated *	$10.6	$.5	$.2	$.3	$11.6

*                 Remainder is collectively evaluated.

2011
Allowance:
Beginning of year balance	$82.1	$43.3	$7.4	$15.8	$148.6
Provision (credit) for credit losses	(6.9)	7.3	(1.1)	2.6	1.9
Write-offs	(14.9)	(39.1)	(.6)	(6.9)	(61.5)
Recoveries	7.2	28.2	.1	1.3	36.8
Other changes (primarily translation adjustments)	.3		.2		.5
End of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Balance individually evaluated *	$.5		$.2	$.3	$1.0

Receivables:
End of year balance	$13,871.7	$2,452.5	$5,211.7	$542.7	$22,078.6
Balance individually evaluated *	$11.0	$.2	$4.8	$2.1	$18.1

*                 Remainder is collectively evaluated.

Investments in non-performing Receivables at October 31, 2013 and 2012 were $60 million and $63 million, respectively. These Receivables as a percentage of total Receivables outstanding were .21 percent and .25 percent at October 31, 2013 and 2012, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $233 million at October 31, 2013, compared with $200 million at October 31, 2012. These past due amounts represented .81 percent and .79 percent of total Receivables outstanding at October 31, 2013 and 2012, respectively. The allowance for credit losses represented .39 percent and .45 percent of Receivables outstanding at October 31, 2013 and 2012, respectively. In addition, at October 31, 2013 and 2012, the Company had $174 million and $172 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables, which are impaired, are generally classified as non-performing.

An analysis of impaired Receivables at October 31, 2013 and 2012 was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
2013 *
Receivables with specific allowance:
Wholesale receivables	$.1	$.1	$.1	$.2
Operating loans	18.0	17.9	3.7	18.8
Total with specific allowance	18.1	18.0	3.8	19.0
Receivables without specific allowance:
Retail notes	7.2	7.1		8.0
Total without specific allowance	7.2	7.1		8.0
Total	$25.3	$25.1	$3.8	$27.0

Agriculture and turf	$23.2	$23.0	$3.8	$24.6
Construction and forestry	2.1	2.1		2.4
Total	$25.3	$25.1	$3.8	$27.0

2012 *
Receivables with specific allowance:
Revolving charge accounts	$.5	$.5	$.5	$.5
Wholesale receivables	.2	.2	.1	.2
Total with specific allowance	.7	.7	.6	.7
Receivables without specific allowance:
Retail notes	8.5	8.4		8.4
Total without specific allowance	8.5	8.4		8.4
Total	$9.2	$9.1	$.6	$9.1

Agriculture and turf	$6.5	$6.4	$.6	$6.1
Construction and forestry	2.7	2.7		3.0
Total	$9.2	$9.1	$.6	$9.1

*                 Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2013, 2012 and 2011, the Company identified 92, 138 and 208 Receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $15.8 million, $4.8 million and $9.7 million pre-modification and $15.0 million, $4.3 million and $8.4 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(4.3)	(.03)%	$(3.4)	(.03)%	$(5.3)	(.05)%
Construction and forestry equipment	(5.1)	(.33)	(4.0)	(.32)	(9.5)	(.84)
Recreational products					(.1)	(2.38)
Total retail notes	(9.4)	(.06)	(7.4)	(.05)	(14.9)	(.12)
Revolving charge accounts	(19.8)	(.89)	(28.8)	(1.29)	(39.1)	(1.77)
Wholesale receivables	(.3)	(.00)	(1.0)	(.02)	(.6)	(.01)
Financing leases	(1.8)	(.34)	(1.6)	(.34)	(3.6)	(.84)
Operating loans	(.1)	(.25)	(1.9)	(3.12)	(3.3)	(1.91)
Total write-offs	(31.4)	(.12)	(40.7)	(.18)	(61.5)	(.30)
Recoveries:
Retail notes:
Agriculture and turf equipment	3.6	.03	3.9	.03	3.6	.03
Construction and forestry equipment	2.3	.15	2.9	.23	3.5	.31
Recreational products					.1	2.38
Total retail notes	5.9	.04	6.8	.05	7.2	.06
Revolving charge accounts	15.3	.69	21.4	.96	28.2	1.28
Wholesale receivables	.2	.00	.1	.00	.1	.00
Financing leases	.5	.09	.3	.06	.1	.02
Operating loans	.6	1.50	.5	.82	1.2	.69
Total recoveries	22.5	.09	29.1	.13	36.8	.18
Total net write-offs	$(8.9)	(.03)	$(11.6)	(.05)	$(24.7)	(.12)

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The resulting secured borrowings are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,626 million and $2,330 million at October 31, 2013 and 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,547 million and $2,262 million at October 31, 2013 and 2012, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $353 million and $324 million at October 31, 2013 and 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $338 million and $310 million at October 31, 2013 and 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,274 million and $1,049 million at October 31, 2013 and 2012, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,225 million and $1,004 million at October 31, 2013 and 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

2013
Carrying value of liabilities	$1,225
Maximum exposure to loss	1,274

The total assets of unconsolidated VIEs related to securitizations were approximately $42 billion at October 31, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2013	2012
Retail notes securitized	$4,167.2	$3,635.3
Allowance for credit losses	(14.1)	(17.7)
Other assets	100.2	85.6
Total restricted securitized assets	$4,253.3	$3,703.2

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2013	2012
Securitization borrowings	$4,109.1	$3,574.8
Accounts payable and accrued expenses	1.3	1.3
Total liabilities related to restricted securitized assets	$4,110.4	$3,576.1

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2013, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

Note 7.         Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2013, 2012 and 2011, the Company recorded no significant impairment losses on operating leases. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 31 was as follows (in millions of dollars):

	2013	2012
Agriculture and turf equipment	$1,706.2	$1,302.7
Construction and forestry equipment	542.1	465.8
Total	2,248.3	1,768.5
Accumulated depreciation	(376.2)	(350.3)
Equipment on operating leases — net	$1,872.1	$1,418.2

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 were scheduled as follows (in millions of dollars):

	2013	2012
Due in:
0-12 months	$284.0	$229.6
13-24 months	176.6	142.5
25-36 months	86.1	67.1
37-48 months	42.3	28.3
Over 48 months	5.6	4.4
Total	$594.6	$471.9

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. There are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2013, 2012 and 2011, the operating lease revenue earned from John Deere was $8 million, $6 million and $6 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $30 million and $20 million at October 31, 2013 and 2012, respectively.

Note 8.         Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2013		2012
Commercial paper and other notes payable	$2,768.5		$1,009.3
Securitization borrowings	4,109.1		3,574.8
John Deere	2,234.1		516.4
Current maturities of long-term borrowings	3,602.2	*	3,912.9	*
Total	$12,713.9		$9,013.4

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,109 million at October 31, 2013 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2014 - $2,162, 2015 - $1,177, 2016 - $577, 2017 - $166, 2018 - $25 and 2019 - $2. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2013 and 2012, was .6 percent and .9 percent, respectively.

Lines of credit available from U.S. and foreign banks were $6,007 million at October 31, 2013. Some of these credit lines are available to both the Capital Corporation and Deere & Company. At October 31, 2013, $2,839 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

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

Note 9. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2013		2012
Senior Debt:
Medium-term notes due 2014-2023 (principal $13,447 - 2013, $13,759 - 2012):	$13,693.4	*	$14,230.3	*
Average interest rate of 1.1% - 2013, 1.5% - 2012
2.75% Senior notes due 2022 ($500 principal):	491.1	*	518.4	*
Swapped $500 to variable interest rate of .9% - 2013, 1.1% - 2012
Other notes	25.1		37.9
Total senior debt	14,209.6		14,786.6
Unamortized debt discount	(14.5)		(16.7)
Total **	$14,195.1		$14,769.9

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2014 - $3,602, 2015 - $3,890, 2016 - $2,719, 2017 - $2,400 and 2018 - $1,964.

Note 10. Leases

Total rental expense for operating leases was $2 million, $4 million and $3 million for 2013, 2012 and 2011, respectively. At October 31, 2013, future minimum lease payments under operating leases amounted to $7 million as follows (in millions of dollars): 2014 - $3, 2015 - $1, 2016 - $1, 2017 - $1 and 2018 - $1.

Note 11. Capital Stock

All of John Deere Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2013 or 2012. At October 31, 2013 and 2012, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock. In addition, in 2013 and 2012, Deere & Company increased its investment in JDFS by $50 million and $160 million, respectively. In turn, JDFS increased its investment in the Capital Corporation by the same amounts.

Note 12. Dividends

In 2013, the Capital Corporation declared and paid cash dividends of $165 million to JDFS. In turn, JDFS paid comparable dividends to Deere & Company. The Capital Corporation did not declare or pay cash dividends to JDFS in 2012. In 2011, the Capital Corporation declared and paid cash dividends of $294 million to JDFS. In turn, JDFS paid comparable dividends to Deere & Company.

Note 13. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $8.7 million in 2013, $5.6 million in 2012 and $5.2 million in 2011. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $11.5 million in 2013, $7.9 million in 2012 and $8.1 million in 2011. Further disclosure for these plans is included in the notes to the Deere & Company 2013 Annual Report on Form 10-K.

Note 14. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2013, 2012 and 2011, the total share-based compensation expense was $4.9 million, $5.0 million and $5.1 million, respectively, with an income tax benefit recognized in net income of $1.8 million, $1.8 million and $1.9 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2013 Annual Report on Form 10-K.

Note 15. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2013	2012	2011
Current:
U.S.:
Federal	$174.6	$173.6	$66.5
State	6.8	10.1	14.4
Foreign	32.6	34.0	25.0
Total current	214.0	217.7	105.9

Deferred:
U.S.:
Federal	42.4	4.4	98.1
State	.8	1.6	2.8
Foreign	1.2	(5.9)	2.4
Total deferred	44.4	.1	103.3
Provision for income taxes	$258.4	$217.8	$209.2

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2013	2012	2011
U.S. federal income tax provision at a statutory rate of 35 percent	$254.0	$209.7	$200.1
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.4)	(1.5)	(1.6)
Tax rates on foreign earnings	(7.2)	(6.3)	(5.5)
State and local income taxes, net of federal income tax benefit	4.9	7.6	11.2
Other — net	8.1	8.3	5.0
Provision for income taxes	$258.4	$217.8	$209.2

At October 31, 2013, accumulated earnings in certain subsidiaries outside the U.S. totaled $231.2 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2013, the amount of cash and cash equivalents held by these foreign subsidiaries was $77.0 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 was as follows (in millions of dollars):

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$406.2		$345.6
Tax over book depreciation		2.9		2.0
Deferred retail note finance income		3.9		3.0
Allowance for credit losses	$43.1		$45.9
Unrealized gain/loss on derivatives	2.0		6.1
Accrual for retirement and other benefits	22.2		8.0
Federal taxes on deferred state tax deductions	12.6		12.2
Tax loss and tax credit carryforwards	5.4		3.9
Miscellaneous accruals and other	5.3		.2
Less valuation allowances	(.8)		(.4)
Deferred income tax assets and liabilities	$89.8	$413.0	$75.9	$350.6

At October 31, 2013, certain tax loss and tax credit carryforwards of $5.4 million were available, with $4.5 million expiring from 2014 through 2033 and $.9 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 was as follows (in millions of dollars):

	2013	2012	2011
Beginning of year balance	$32.5	$30.0	$30.3
Increases to tax positions taken during the current year	11.8	12.0	10.6
Increases to tax positions taken during prior years	1.1	.8	5.9
Decreases to tax positions taken during prior years	(7.8)	(6.6)	(14.7)
Decreases due to lapse of statute of limitations	(4.0)	(3.6)	(2.1)
Settlements			(.1)
Foreign exchange		(.1)	.1
End of year balance	$33.6	$32.5	$30.0

The amount of unrecognized tax benefits at October 31, 2013 that would affect the effective tax rate if the tax benefits were recognized was $19.0 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2013, 2012 and 2011, the total amount of expense from interest and penalties was $.4 million, $.2 million and $3.8 million and the interest income was not material for any of the periods. At October 31, 2013 and 2012, the liability for accrued interest and penalties totaled $12.8 million and $12.4 million, respectively.

Note 16.  Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2013	2012	2011
Other income - net
Fees from John Deere	$45.5	$43.0	$44.0
Other	25.7	25.1	20.4
Total	$71.2	$68.1	$64.4

Administrative and operating expenses
Compensation and benefits	$253.2	$209.6	$207.9
Other	124.1	129.7	124.9
Total	$377.3	$339.3	$332.8

Note 17.  Cash Flow Information

For purposes of the statement of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the securitization borrowings and current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2013, 2012 and 2011 were $364 million, $506 million and $486 million, respectively. Cash payments for income taxes during these same periods were $228 million, $204 million and $125 million, respectively.

Note 18.  Commitments and Contingencies

At October 31, 2013, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $400 million of commercial paper, $1,032 million of medium-term notes outstanding, and a fair value liability of $6 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,356 million that were guaranteed by John Deere Capital Corporation. The weighted average interest rate on the medium-term notes at October 31, 2013 was 3.6 percent with a maximum remaining maturity of approximately two years.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,104 million at October 31, 2013. The weighted average interest rate on the debt at October 31, 2013 was 2.3 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.0 billion at October 31, 2013. The amount of unused commitments to extend credit to customers was $29.5 billion at October 31, 2013. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2013, the Company had restricted other assets of approximately $7 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

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

Note 19. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income were as follows (in millions of dollars):

	2013	2012	2011
Cumulative translation adjustment:
Beginning of year balance	$33.2	$62.4	$48.6
Current period activity	6.3	(29.2)	13.8
End of year balance	$39.5	$33.2	$62.4

Unrealized gain (loss) on derivatives:
Beginning of year balance	$(11.6)	$(8.3)	$(29.2)
Current period activity	7.7	(3.3)	20.9
End of year balance	$(3.9)	$(11.6)	$(8.3)

Following are reclassifications and income tax effects included in other comprehensive income (loss) (in millions of dollars):

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2011
Cumulative translation adjustment	$13.8		$13.8
Unrealized gain on derivatives:
Hedging gain	31.4	$(11.1)	20.3
Reclassification of realized loss to net income	.9	(.3)	.6
Net unrealized gain on derivatives	32.3	(11.4)	20.9
Total other comprehensive income	$46.1	$(11.4)	$34.7

2012
Cumulative translation adjustment	$(29.2)		$(29.2)
Unrealized loss on derivatives:
Hedging loss	(60.5)	$21.4	(39.1)
Reclassification of realized loss to net income	55.4	(19.6)	35.8
Net unrealized loss on derivatives	(5.1)	1.8	(3.3)
Total other comprehensive loss	$(34.3)	$1.8	$(32.5)

2013
Cumulative translation adjustment	$6.3		$6.3
Unrealized gain on derivatives:
Hedging gain	33.3	$(11.6)	21.7
Reclassification of realized gain to net income	(21.5)	7.5	(14.0)
Net unrealized gain on derivatives	11.8	(4.1)	7.7
Total other comprehensive income	$18.1	$(4.1)	$14.0

Note 20.  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values at October 31 were as follows (in millions of dollars):

	2013		2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed - net	$24,569	$24,459	$21,472	$21,455
Retail notes securitized - net	4,153	4,124	3,618	3,615
Securitization borrowings	4,109	4,113	3,575	3,584
Current maturities of long-term borrowings	3,602	3,623	3,913	3,947
Long-term borrowings	14,195	14,331	14,770	15,048

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2013	2012

Receivables from John Deere
Derivatives:
Interest rate contracts	$175.5	$355.8
Cross-currency interest rate contracts	1.1	9.9
Other assets
Derivatives:
Interest rate contracts	156.8	227.6
Foreign exchange contracts	1.0	1.9
Cross-currency interest rate contracts	.1	.3
Total assets *	$334.5	$595.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$84.8	$25.3
Cross-currency interest rate contracts	1.1	2.9
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	29.9	41.3
Foreign exchange contracts	15.8	5.4
Cross-currency interest rate contracts	16.0	56.4
Total liabilities	$147.6	$131.3

*                                         Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements at October 31 were as follows (in millions of dollars):

	Fair Value*		Losses
	2013	2012	2013	2012	2011
Receivables:
Revolving charge accounts				$.5
Wholesale receivables		$.1		.1	$.3
Operating loans	$14.3		$3.7
Total Receivables	$14.3	$.1	$3.7	$.6	$.3

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

Note 21. Derivative Instruments

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that require the Company to post collateral based on reductions in credit ratings. At October 31, 2013 and 2012, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. The Company, due to its credit rating and amounts of net liability positions, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty and the size of other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was $158 million and $230 million as of October 31, 2013 and 2012, respectively. The amount of collateral received at October 31, 2013 and 2012 to offset this potential maximum loss was $2 million and $36 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the unrelated external counterparties to derivative instruments fail to meet their obligations by an additional $43 million and $63 million as of October 31, 2013 and 2012, respectively. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2013 and 2012.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparties would fail to meet their obligations, considering both the netting arrangements as well as the loss sharing agreement, was $111 million and $341 million as of October 31, 2013 and 2012, respectively.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2013 and 2012 were $3,100 million and $2,850 million, respectively. The total notional amount of the cross-currency interest rate contracts was $746 million and $853 million at October 31, 2013 and 2012, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2013 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 19 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2013 and 2012 were $6,864 million and $8,688 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $.2 million and a loss of $1.3 million during 2013 and 2012, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flow.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2013	2012
Interest rate contracts *	$(237.5)	$186.5
Borrowings **	237.7	(187.8)

*                                         Includes changes in fair value of interest rate contracts excluding net accrued interest income of $146.6 million and $145.9 million during 2013 and 2012, respectively.

**                                  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $237.9 million and $257.8 million during 2013 and 2012, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2013 and 2012 were $2,950 million and $2,380 million, the foreign exchange contracts were $1,339 million and $1,298 million, and the cross-currency interest rate contracts were $85 million and $78 million, respectively. At October 31, 2013 and 2012, there were also $1,641 million and $1,445 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2013	2012

Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$144.3	$314.2
Cross-currency interest rate contracts		8.7
Total designated	144.3	322.9

Not designated as hedging instruments:
Interest rate contracts	31.2	41.6
Cross-currency interest rate contracts	1.1	1.2
Total not designated	32.3	42.8

Other Assets
Designated as hedging instruments:
Interest rate contracts	140.5	197.0

Not designated as hedging instruments:
Interest rate contracts	16.3	30.6
Foreign exchange contracts	1.0	1.9
Cross-currency interest rate contracts	.1	.3
Total not designated	17.4	32.8

Total derivatives	$334.5	$595.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$71.0	$11.8
Cross-currency interest rate contracts	.4	2.2
Total designated	71.4	14.0

Not designated as hedging instruments:
Interest rate contracts	13.8	13.5
Cross-currency interest rate contracts	.7	.7
Total not designated	14.5	14.2

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts	16.0	56.3

Not designated as hedging instruments:
Interest rate contracts	29.9	41.3
Foreign exchange contracts	15.8	5.4
Cross-currency interest rate contracts		.1
Total not designated	45.7	46.8

Total derivatives	$147.6	$131.3

The classifications and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI Classification	2013	2012	2011
Fair Value Hedges
Interest rate contracts	Interest expense	$(90.9)	$332.4	$177.3

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(14.6)	(22.1)	(4.7)
Foreign exchange contracts	OCI (pretax) *	47.9	(38.4)	36.1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(17.8)	(13.1)	(20.2)
Foreign exchange contracts	Administrative and operating expenses *	39.3	(42.3)	19.3

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(4.5)	$(8.6)	$(.1)
Foreign exchange contracts	Administrative and operating expenses *	20.8	7.7	(78.3)
Total not designated		$16.3	$(.9)	$(78.4)

*      Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts are not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions was a loss of $100 million during 2013 and gains of $281 million and $194 million during 2012 and 2011, respectively. As referenced in the VIE section of Note 1, during the first quarter of 2011 the centralized hedging center VIE that was previously consolidated into the Company’s financial statements was merged into JDFS and thus deconsolidated from the Company. Due to this merger having occurred in January 2011, the affiliate party interest expense amounts referenced above for 2011 relate only to activity that took place between the merger date and October 31, 2011.

Note 22.  Geographic Area Information

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

Geographic area information for the years ended October 31, 2013, 2012 and 2011 is presented below (in millions of dollars):

	2013	2012	2011
Revenues:
U.S.	$1,529	$1,446	$1,387
Outside the U.S.	239	229	234
Total	$1,768	$1,675	$1,621

Operating profit:
U.S.	$606	$494	$474
Outside the U.S.	121	107	98
Total	$727	$601	$572

Receivables:
U.S.	$24,895	$21,554	$18,618
Outside the U.S.	3,938	3,650	3,461
Total	$28,833	$25,204	$22,079

Note 23.  Unconsolidated Affiliated Company

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

Summarized financial information of the unconsolidated affiliated company was as follows (in millions of dollars):

	Year Ended October 31
	2013	2012	2011
Operations:
Total revenue	$11.9	$11.2	$9.9
Net income	2.2	2.8	2.3
The Company’s equity in net income	1.1	1.4	1.2

	October 31
	2013	2012
Financial Position:
Total assets	$189.2	$137.2
Total external borrowings	165.7	110.7
Total net assets	20.5	17.4
The Company’s share of net assets	10.2	8.7

Note 24.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2013:
Revenues	$408.1	$431.3	$451.7	$476.4	$1,767.5
Interest expense	87.5	95.3	85.0	84.4	352.2
Operating expenses	165.7	166.9	170.0	186.9	689.5
Provision for income taxes	50.2	63.7	72.2	72.3	258.4
Equity in income of unconsolidated affiliate	.3	.5	.2	.1	1.1
Net income attributable to the Company	$105.0	$105.9	$124.7	$132.9	$468.5

2012:
Revenues	$394.9	$413.3	$422.7	$443.7	$1,674.6
Interest expense	119.3	125.4	109.2	101.7	455.6
Operating expenses	138.8	158.8	159.1	163.2	619.9
Provision for income taxes	44.0	51.1	56.0	66.7	217.8
Equity in income of unconsolidated affiliate	.5	.3	.1	.5	1.4
Net income attributable to the Company	$93.3	$78.3	$98.5	$112.6	$382.7

Note 25.  Subsequent Events

In December 2013, the Company issued medium-term notes with $500 million due in December 2015 and $750 million due in December 2018.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011*)

4.3

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.4

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited (Exhibit 4.3 to Form 10-K of the registrant for the year ended October 31, 2012, Securities and Exchange Commission File No. 1-6458*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.	Not applicable

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

First Amendment, dated February 25, 2013, to the Multi-Year Credit Agreement among registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 27, 2012 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission File Number 1-4121*)

10.11

2018 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 25, 2012 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2013, Securities and Exchange Commission File Number 1-4121*)

10.12

Multi-year Credit Agreement among registrant, Deere & Company, John Deere Bank S.A.,various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al, dated February 27, 2012 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission file number 1-4121*)

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2013 (Securities and Exchange Commission file number 1-4121*)

101.	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.