Form 10-Q
period 2014-07-31
DEERE JOHN CAPITAL CORP
filed 2014-08-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

At July 31, 2014, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 37

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013
Revenues
Finance income earned on retail notes	$185.7	$178.4	$548.8	$537.1
Revolving charge account income	66.7	68.2	172.6	175.1
Finance income earned on wholesale receivables	105.0	97.4	290.5	270.0
Lease revenues	112.5	89.2	311.4	254.7
Operating loan income	.1	.5	.6	1.5
Other income - net	17.6	18.0	50.0	52.7
Total revenues	487.6	451.7	1,373.9	1,291.1
Expenses
Interest expense	69.0	85.0	206.5	267.8
Operating expenses:
Administrative and operating expenses	104.5	88.9	302.8	274.1
Fees paid to John Deere	18.1	17.8	56.4	54.2
Provision for credit losses	17.1	3.2	24.0	5.0
Depreciation of equipment on operating leases	78.4	60.1	215.1	169.3
Total operating expenses	218.1	170.0	598.3	502.6
Total expenses	287.1	255.0	804.8	770.4
Income of consolidated group before income taxes	200.5	196.7	569.1	520.7
Provision for income taxes	71.6	72.2	180.7	186.1
Income of consolidated group	128.9	124.5	388.4	334.6
Equity in income of unconsolidated affiliate	.3	.2	1.6	1.0
Net income	129.2	124.7	390.0	335.6
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$129.2	$124.7	$390.0	$335.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013

Net income	$129.2	$124.7	$390.0	$335.6

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(2.1)	(9.4)	(1.4)	(10.7)
Unrealized gain on derivatives	1.8	3.0	4.2	6.9
Other comprehensive income (loss), net of income taxes	(.3)	(6.4)	2.8	(3.8)

Comprehensive income of consolidated group	128.9	118.3	392.8	331.8
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$128.9	$118.3	$392.8	$331.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	July 31	October 31	July 31
	2014	2013	2013
Assets
Cash and cash equivalents	$1,067.9	$379.5	$283.3
Receivables:
Retail notes	14,711.3	14,079.3	13,060.3
Retail notes securitized	4,276.3	4,167.2	3,903.1
Revolving charge accounts	2,493.8	2,534.9	2,519.4
Wholesale receivables	9,345.4	7,464.7	8,483.1
Financing leases	580.8	555.3	529.7
Operating loans	8.7	31.9	38.4
Total receivables	31,416.3	28,833.3	28,534.0
Allowance for credit losses	(119.4)	(111.4)	(112.0)
Total receivables – net	31,296.9	28,721.9	28,422.0
Other receivables	41.9	32.8	37.8
Receivables from John Deere	168.1	176.6	166.7
Equipment on operating leases – net	2,237.2	1,872.1	1,674.1
Investment in unconsolidated affiliate	11.3	10.2	9.7
Deferred income taxes	24.5	11.7	13.9
Other assets	457.0	459.4	462.7
Total Assets	$35,304.8	$31,664.2	$31,070.2
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,378.2	$2,768.5	$2,442.9
Securitization borrowings	4,142.8	4,109.1	3,780.1
John Deere	3,304.1	2,234.1	2,405.3
Current maturities of long-term borrowings	4,255.4	3,602.2	3,741.4
Total short-term borrowings	14,080.5	12,713.9	12,369.7
Other payables to John Deere	70.9	85.9	116.3
Accounts payable and accrued expenses	622.5	729.5	660.7
Deposits withheld from dealers and merchants	162.2	173.8	164.8
Deferred income taxes	317.4	334.9	309.6
Long-term borrowings	16,367.4	14,195.1	14,218.7
Total liabilities	31,620.9	28,233.1	27,839.8
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,432.8
Retained earnings	2,162.3	1,912.3	1,779.4
Accumulated other comprehensive income	38.4	35.6	17.8
Total Company stockholder’s equity	3,683.5	3,430.7	3,230.0
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	3,683.9	3,431.1	3,230.4
Total Liabilities and Stockholder’s Equity	$35,304.8	$31,664.2	$31,070.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Nine Months Ended July 31, 2014 and 2013

(Unaudited)

(in millions)

	2014	2013
Cash Flows from Operating Activities:
Net income	$390.0	$335.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24.0	5.0
Provision for depreciation and amortization	223.4	175.9
Provision (credit) for deferred income taxes	(32.6)	17.3
Undistributed earnings of unconsolidated affiliate	(1.4)	(.8)
Change in accounts payable and accrued expenses	.4	28.4
Change in accrued income taxes payable/receivable	24.6	14.2
Other	2.5	96.6
Net cash provided by operating activities	630.9	672.2

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(12,221.8)	(12,098.5)
Collections of receivables (excluding wholesale)	11,334.8	10,577.8
Increase in wholesale receivables - net	(1,896.7)	(2,015.3)
Cost of equipment on operating leases acquired	(1,185.4)	(902.9)
Proceeds from sales of equipment on operating leases	540.7	451.8
Proceeds from sales of receivables		.7
Change in restricted cash	4.4	13.5
Decrease in collateral on derivatives received - net	(2.4)	(30.0)
Other	(22.7)	(13.0)
Net cash used for investing activities	(3,449.1)	(4,015.9)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable - net	(380.4)	1,521.4
Increase in securitization borrowings - net	33.6	205.2
Increase in payable to John Deere - net	1,082.2	1,878.6
Proceeds from issuance of long-term borrowings	5,644.6	2,391.2
Payments of long-term borrowings	(2,709.2)	(2,839.6)
Dividends paid	(140.0)	(165.0)
Debt issuance costs	(24.9)	(12.7)
Net cash provided by financing activities	3,505.9	2,979.1

Effect of exchange rate changes on cash and cash equivalents	.7	19.5
Net increase (decrease) in cash and cash equivalents	688.4	(345.1)
Cash and cash equivalents at beginning of period	379.5	628.4
Cash and cash equivalents at end of period	$1,067.9	$283.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Nine Months Ended July 31, 2013 and 2014

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2012	$ 3,063.6	$ 1,432.8	$ 1,608.8	$ 21.6	$ .4
Net income	335.6		335.6
Other comprehensive loss	(3.8)			(3.8)
Dividends declared	(165.0)		(165.0)
Balance July 31, 2013	$ 3,230.4	$ 1,432.8	$ 1,779.4	$ 17.8	$ .4

Balance October 31, 2013	$ 3,431.1	$ 1,482.8	$ 1,912.3	$ 35.6	$ .4
Net income	390.0		390.0
Other comprehensive income	2.8			2.8
Dividends declared	(140.0)		(140.0)
Balance July 31, 2014	$ 3,683.9	$ 1,482.8	$ 2,162.3	$ 38.4	$ .4

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

(2)	New accounting standards adopted in the first nine months of 2014 were as follows:

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

New standards to be adopted are as follows:

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the Company’s consolidated financial statements.

(3)	The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2013	$ 39.5	$ (3.9)	$ 35.6
Other comprehensive income (loss) items before reclassification	(1.4)	(4.5)	(5.9)
Amounts reclassified from accumulated other comprehensive income		8.7	8.7
Net current period other comprehensive income (loss)	(1.4)	4.2	2.8
Balance July 31, 2014	$ 38.1	$ .3	$ 38.4

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

Three Months Ended July 31, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment	$(2.1)		$(2.1)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	.8	$(.3)	.5
Reclassification of realized loss to:
Interest rate contracts – Interest expense	2.0	(.7)	1.3
Net unrealized gain on derivatives	2.8	(1.0)	1.8
Total other comprehensive income (loss)	$.7	$(1.0)	$(.3)

Three Months Ended July 31, 2013
Cumulative translation adjustment	$(9.4)		$(9.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	10.6	$(3.7)	6.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4.6	(1.6)	3.0
Foreign exchange contracts – Administrative and operating expenses	(10.6)	3.7	(6.9)
Net unrealized gain on derivatives	4.6	(1.6)	3.0
Total other comprehensive income (loss)	$(4.8)	$(1.6)	$(6.4)

Nine Months Ended July 31, 2014
Cumulative translation adjustment	$(1.4)		$(1.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(6.9)	$2.4	(4.5)
Reclassification of realized loss to:
Interest rate contracts – Interest expense	7.9	(2.8)	5.1
Foreign exchange contracts – Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain on derivatives	6.5	(2.3)	4.2
Total other comprehensive income (loss)	$5.1	$(2.3)	$2.8

Nine Months Ended July 31, 2013
Cumulative translation adjustment	$(10.7)		$(10.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	13.3	$(4.6)	8.7
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13.7	(4.8)	8.9
Foreign exchange contracts – Administrative and operating expenses	(16.4)	5.7	(10.7)
Net unrealized gain on derivatives	10.6	(3.7)	6.9
Total other comprehensive income (loss)	$(.1)	$(3.7)	$(3.8)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

			July 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$69.5	$30.2	$24.3	$124.0
Construction and forestry equipment	60.1	19.3	12.0	91.4
Revolving charge accounts:
Agriculture and turf equipment	13.6	3.1	3.0	19.7
Construction and forestry equipment	3.5	.9	.4	4.8
Wholesale receivables:
Agriculture and turf equipment	5.8	1.3	2.7	9.8
Construction and forestry equipment	.6	.1	1.5	2.2
Financing leases:
Agriculture and turf equipment	4.8	5.6	1.0	11.4
Construction and forestry equipment	3.9	.6	.5	5.0
Operating loans:
Agriculture and turf equipment
Total Receivables	$161.8	$61.1	$45.4	$268.3

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$124.0	$51.0	$16,740.7	$16,915.7
Construction and forestry equipment	91.4	16.3	1,964.2	2,071.9
Revolving charge accounts:
Agriculture and turf equipment	19.7	1.3	2,392.2	2,413.2
Construction and forestry equipment	4.8		75.8	80.6
Wholesale receivables:
Agriculture and turf equipment	9.8	82.9	8,236.2	8,328.9
Construction and forestry equipment	2.2	.8	1,013.5	1,016.5
Financing leases:
Agriculture and turf equipment	11.4	13.3	391.1	415.8
Construction and forestry equipment	5.0	3.9	156.1	165.0
Operating loans:
Agriculture and turf equipment			8.7	8.7
Total Receivables	$268.3	$169.5	$30,978.5	$31,416.3

The increase in non-performing wholesale receivables at July 31, 2014 was primarily related to agricultural dealership payment defaults. An allowance for credit losses was recorded for the estimated uncollectible amount.

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	July 31, 2014
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$53.4	$39.7	$6.6	$10.0	$109.7
Provision for credit losses	1.9	6.3	8.4	.5	17.1
Write-offs	(2.7)	(10.1)		(.2)	(13.0)
Recoveries	1.5	4.0		.1	5.6
End of period balance	$54.1	$39.9	$15.0	$10.4	$119.4

	Nine Months Ended
	July 31, 2014
Allowance:
Beginning of period balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision (credit) for credit losses	9.4	9.7	8.7	(3.8)	24.0
Write-offs	(9.7)	(20.3)	(.3)	(.6)	(30.9)
Recoveries	3.9	10.8	.1	.2	15.0
Other changes (primarily translation adjustments)	(.2)		.1		(.1)
End of period balance	$54.1	$39.9	$15.0	$10.4	$119.4
Balance individually evaluated *	$1.5	$.2	$8.4	$1.8	$11.9

Receivables:
End of period balance	$18,987.6	$2,493.8	$9,345.4	$589.5	$31,416.3
Balance individually evaluated *	$43.8	$.9	$91.4	$9.8	$145.9

*                 Remainder is collectively evaluated.

	Three Months Ended
	July 31, 2013
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$51.1	$39.7	$6.4	$14.9	$112.1
Provision for credit losses	.6	2.5		.1	3.2
Write-offs	(2.6)	(6.3)		(.1)	(9.0)
Recoveries	1.8	3.8	.1	.3	6.0
Other changes (primarily translation adjustments)	(.2)			(.1)	(.3)
End of period balance	$50.7	$39.7	$6.5	$15.1	$112.0

	Nine Months Ended
	July 31, 2013
Allowance:
Beginning of period balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	(2.0)	3.1	.2	3.7	5.0
Write-offs	(7.9)	(15.1)	(.2)	(1.0)	(24.2)
Recoveries	4.9	11.5	.2	1.0	17.6
Other changes (primarily translation adjustments)	(.7)		.4	(.1)	(.4)
End of period balance	$50.7	$39.7	$6.5	$15.1	$112.0
Balance individually evaluated *			$.2	$3.7	$3.9

Receivables:
End of period balance	$16,963.4	$2,519.4	$8,483.1	$568.1	$28,534.0
Balance individually evaluated *	$15.0	$.2	$.2	$38.0	$53.4

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

An analysis of impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
July 31, 2014 *
Receivables with specific allowance:
Retail notes	$13.7	$13.7	$1.5	$13.7
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	91.2	91.2	8.4	91.2
Operating loans	8.7	8.6	1.8	10.6
Total with specific allowance	113.8	113.7	11.9	115.7

Receivables without specific allowance:
Retail notes	5.3	5.1		6.1
Total without specific allowance	5.3	5.1		6.1
Total	$119.1	$118.8	$11.9	$121.8

Agriculture and turf	$116.6	$116.4	$11.8	$119.1
Construction and forestry	2.5	2.4	.1	2.7
Total	$119.1	$118.8	$11.9	$121.8

October 31, 2013 *
Receivables with specific allowance:
Wholesale receivables	$.1	$.1	$.1	$.2
Operating loans	18.0	17.9	3.7	18.8
Total with specific allowance	18.1	18.0	3.8	19.0

Receivables without specific allowance:
Retail notes	7.2	7.1		8.0
Total without specific allowance	7.2	7.1		8.0
Total	$25.3	$25.1	$3.8	$27.0

Agriculture and turf	$23.2	$23.0	$3.8	$24.6
Construction and forestry	2.1	2.1		2.4
Total	$25.3	$25.1	$3.8	$27.0

July 31, 2013 *
Receivables with specific allowance:
Wholesale receivables	$.2	$.2	$.2	$.2
Operating loans	18.3	18.2	3.7	18.9
Total with specific allowance	18.5	18.4	3.9	19.1

Receivables without specific allowance:
Retail notes	7.5	7.4		8.1
Total without specific allowance	7.5	7.4		8.1
Total	$26.0	$25.8	$3.9	$27.2

Agriculture and turf	$23.8	$23.6	$3.9	$24.7
Construction and forestry	2.2	2.2		2.5
Total	$26.0	$25.8	$3.9	$27.2

*                          Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2014, the Company identified 51 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.4 million pre-modification and $1.2 million post-modification. During the first nine months of 2013, there were 79 Receivable contracts, primarily operating loans and retail notes, with $15.5 million pre-modification and $14.8 million post-modification balances. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 31, 2014, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,402 million, $2,626 million and $2,108 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,308 million, $2,547 million and $2,010 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $425 million, $353 million and $407 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $398 million, $338 million and $384 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,539 million, $1,274 million and $1,471 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,438 million, $1,225 million and $1,387 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

July 31 2014
Carrying value of liabilities	$1,438
Maximum exposure to loss	1,539

The total assets of unconsolidated VIEs related to securitizations were approximately $43 billion at July 31, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31 2014	October 31 2013	July 31 2013
Retail notes securitized	$4,276.3	$4,167.2	$3,903.1
Allowance for credit losses	(12.1)	(14.1)	(12.6)
Other assets	102.1	100.2	95.1
Total restricted securitized assets	$4,366.3	$4,253.3	$3,985.6

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 31 2014	October 31 2013	July 31 2013
Securitization borrowings	$4,142.8	$4,109.1	$3,780.1
Accounts payable and accrued expenses	1.0	1.3	.9
Total liabilities related to restricted securitized assets	$4,143.8	$4,110.4	$3,781.0

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2014, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)	Commitments and contingencies:

At July 31, 2014, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $133 million of commercial paper, $675 million of medium-term notes outstanding, and a fair value liability of $5 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $1,672 million that were guaranteed by John Deere Capital Corporation. The weighted average interest rate on the medium-term notes at July 31, 2014 was 4.1 percent with a maximum remaining maturity of approximately one year.

The Company has a variable interest in  John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,629 million at July 31, 2014. The weighted average interest rate on the debt at July 31, 2014 was 2.3 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $6.8 billion at July 31, 2014. The amount of unused commitments to extend credit to customers was $27.1 billion at July 31, 2014. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At July 31, 2014, the Company had restricted other assets of approximately $8 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

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

(7)

The Company’s unrecognized tax benefits at July 31, 2014 were $33.0 million, compared to $33.6 million at October 31, 2013. The liability at July 31, 2014 consisted of approximately $18.4 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes to the unrecognized tax benefits for the first nine months of 2014 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	July 31, 2014		October 31, 2013		July 31, 2013
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed – net	$ 27,033	$ 26,910	$ 24,569	$ 24,459	$ 24,531	$ 24,434
Retail notes securitized – net	4,264	4,222	4,153	4,124	3,891	3,868
Securitization borrowings	4,143	4,145	4,109	4,113	3,780	3,778
Current maturities of long-term borrowings	4,255	4,271	3,602	3,623	3,741	3,779
Long-term borrowings	16,367	16,576	14,195	14,331	14,219	14,346

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	July 31	October 31	July 31
	2014	2013	2013
Receivables from John Deere
Derivatives:
Interest rate contracts	$167.1	$175.5	$165.9
Cross-currency interest rate contracts	1.0	1.1	.8
Other assets
Derivatives:
Interest rate contracts	137.2	156.8	171.5
Foreign exchange contracts	4.5	1.0	.8
Cross-currency interest rate contracts		.1
Total assets *	$309.8	$334.5	$339.0

Other payables to John Deere
Derivatives:
Interest rate contracts	$70.0	$84.8	$114.1
Cross-currency interest rate contracts	.9	1.1	2.2
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	26.4	29.9	32.4
Foreign exchange contracts	4.5	15.8	13.9
Cross-currency interest rate contracts		16.0	38.3
Total liabilities	$101.8	$147.6	$200.9

*                 Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			(Gains) / Losses
				Three Months Ended		Nine Months Ended
	July 31	October 31	July 31	July 31		July 31
	2014	2013	2013	2014	2013	2014	2013
Receivables:
Retail notes	$12.2			$1.5		$1.5
Revolving charge accounts				.2		.2
Wholesale receivables	82.8			8.4		8.4	$.1
Operating loans	6.9	$14.3	$14.6			(1.9)	3.7
Total Receivables	$101.9	$14.3	$14.6	$10.1		$8.2	$3.8

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were $3,650 million, $3,100 million and $3,100 million, respectively. The notional amounts of cross-currency interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were none, $746 million and $746 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at July 31, 2014 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $3 million after-tax. These contracts mature in up to 27 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were $8,254 million, $6,864 million and $6,848 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2 million during both the third quarter of 2014 and 2013. The ineffective portions were a loss of $3 million and a gain of $.4 million during the first nine months of 2014 and 2013, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013
Interest rate contracts *	$31.6	$(286.8)	$(49.5)	$(286.6)
Borrowings **	(33.1)	284.6	47.0	287.0

*   Includes changes in fair value of interest rate contracts excluding net accrued interest income of $41.9 million and $36.1 million during the third quarter of 2014 and 2013 and $116.2 million and $111.2 million during the first nine months of 2014 and 2013, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $64.3 million and $57.9 million during the third quarter of 2014 and 2013 and $179.7 million and $181.5 million during the first nine months of 2014 and 2013, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at July 31, 2014, October 31, 2013 and July 31, 2013 were $3,148 million, $2,950 million and $2,874 million, the foreign exchange contracts were $1,357 million, $1,339 million and $1,438 million and the cross-currency interest rate contracts were $78 million, $85 million and $79 million, respectively. At July 31, 2014, October 31, 2013 and July 31, 2013 there were also $1,858 million, $1,641 million and $1,795 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	July 31 2014	October 31 2013	July 31 2013
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$129.9	$144.3	$131.9

Not designated as hedging instruments:
Interest rate contracts	37.2	31.2	34.0
Cross-currency interest rate contracts	1.0	1.1	.8
Total not designated	38.2	32.3	34.8

Other Assets
Designated as hedging instruments:
Interest rate contracts	124.7	140.5	152.9

Not designated as hedging instruments:
Interest rate contracts	12.5	16.3	18.6
Foreign exchange contracts	4.5	1.0	.8
Cross-currency interest rate contracts		.1
Total not designated	17.0	17.4	19.4

Total derivatives	$309.8	$334.5	$339.0

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$50.4	$71.0	$95.5
Cross-currency interest rate contracts		.4	.8
Total designated	50.4	71.4	96.3

Not designated as hedging instruments:
Interest rate contracts	19.6	13.8	18.6
Cross-currency interest rate contracts	.9	.7	1.4
Total not designated	20.5	14.5	20.0

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts		16.0	38.3

Not designated as hedging instruments:
Interest rate contracts	26.4	29.9	32.4
Foreign exchange contracts	4.5	15.8	13.9
Total not designated	30.9	45.7	46.3

Total derivatives	$101.8	$147.6	$200.9

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended July 31		Nine Months Ended July 31
	Classification	2014	2013	2014	2013
Fair Value Hedges:
Interest rate contracts	Interest expense	$73.5	$(250.7)	$66.7	$(175.4)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	.8	(2.1)	(2.8)	(9.8)
Foreign exchange contracts	OCI (pretax) *		12.7	(4.1)	23.1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(2.0)	(4.6)	(7.9)	(13.7)
Foreign exchange contracts	Administrative and operating expenses *		10.6	(5.5)	16.4

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.8	$.5	$5.7	$(3.6)
Foreign exchange contracts	Administrative and operating expenses *	(27.2)	86.9	(35.8)	82.1
Total not designated		$(26.4)	$87.4	$(30.1)	$78.5

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
** The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended July 31, 2014 and 2013 was a gain of $70 million and a loss of $233 million, respectively. The amount the Company recognized on these affiliate party transactions for the nine months ended July 31, 2014 and 2013 was a gain of $66 million and a loss of $178 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At July 31, 2014, October 31, 2013 and July 31, 2013, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $17 million, $17 million and $41 million as of July 31, 2014, October 31, 2013 and July 31, 2013.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

July 31, 2014
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$ 141.7	$ (27.4)		$ 114.3
John Deere	168.1	(68.6)		99.5
Liabilities
External	30.9	(27.4)		3.5
John Deere	70.9	(68.6)		2.3

October 31, 2013
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$ 157.9	$ (42.6)	$ (2.4)	$ 112.9
John Deere	176.6	(82.9)		93.7
Liabilities
External	61.7	(42.6)		19.1
John Deere	85.9	(82.9)		3.0

July 31, 2013
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$ 172.3	$ (44.8)	$ (6.4)	$ 121.1
John Deere	166.7	(112.5)		54.2
Liabilities
External	84.6	(44.8)		39.8
John Deere	116.3	(112.5)		3.8

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.7 million for the third quarter and $5.0 million for the first nine months of 2014, compared with $2.4 million and $6.8 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.1 million for the third quarter and $6.3 million for the first nine months of 2014, compared with $2.9 million and $8.6 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 31, 2014.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 10 percent for 2014. Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent. South American industry sales are projected to decrease about 15 percent.  Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2014, while Asian sales are projected to be approximately the same. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2014.  John Deere’s agriculture and turf segment sales decreased 11 percent for the third quarter and 8 percent for the first nine months of 2014.  These sales are forecast to decrease by about 10 percent for fiscal year 2014.  Construction equipment markets reflect further economic recovery and higher housing starts in the U.S., as well as increases outside the U.S and Canada. John Deere’s construction and forestry sales increased 19 percent in the third quarter and 8 percent for the first nine months of 2014 and are forecast to increase by about 10 percent for fiscal year 2014.

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

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events. Significant volatility in the price of many commodities could also impact the Company’s results.

John Deere’s results reflected moderating conditions in the global farm sector, which negatively affected demand for farm machinery.  John Deere’s construction and forestry and financial services segments had higher operating profit.  For the balance of the fiscal year, John Deere will scale back production in line with demand for its agricultural products. John Deere’s plans to expand market presence throughout the world are progressing.  In addition, John Deere believes it is well positioned to earn solid returns through the business cycle and to realize benefits from the world’s growing need for food, shelter and infrastructure.

2014 Compared with 2013

Net income attributable to the Company was $129.2 million in the third quarter and $390.0 million for the first nine months of 2014, compared with $124.7 million and $335.6 million for the same periods last year. Results improved for both periods primarily due to growth in the portfolio, partially offset by a higher provision for credit losses, and higher administrative and operating expenses. In addition, nine-month results benefited from a more favorable effective tax rate.

Revenues totaled $487.6 million in the third quarter and $1,373.9 million for the first nine months of 2014, compared with $451.7 million and $1,291.1 million for the same periods last year. Finance income earned on retail notes totaled $548.8 million for the first nine months of 2014, compared with $537.1 million for the same period in 2013. The increase was primarily due to a 15 percent increase in the average balance of retail notes, largely offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $172.6 million for the first nine months of 2014, compared with $175.1 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $290.5 million for the first nine months of 2014, compared with $270.0 million for the same period in 2013. The increase was primarily due to a 13 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $311.4 million for the first nine months of 2014, compared with $254.7 million in the first nine months of 2013. The increase was primarily due to a 26 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $120.8 million in the third quarter and $331.1 million for the first nine months of 2014, compared with $103.9 million and $307.4 million for the same periods last year. The increases were primarily the result of increased incentive compensation paid by John Deere.

Interest expense totaled $69.0 million in the third quarter and $206.5 million for the first nine months of 2014, compared with $85.0 million and $267.8 million for the same periods in 2013. The decreases were primarily due to lower average borrowing rates, partially offset by higher average borrowings.

Administrative and operating expenses were $104.5 million in the third quarter and $302.8 million for the first nine months of 2014, compared with $88.9 million and $274.1 million for the same periods in 2013. The increases were primarily due to growth initiatives.

During the third quarter and first nine months of 2014, the provision for credit losses totaled $17.1 million and $24.0 million, respectively, compared with $3.2 million and $5.0 million for the same periods in 2013. The increases were primarily due to an increase in the allowance for credit losses and net write-offs from the low levels of the prior year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .22 percent in the third quarter and .11 percent for the first nine months of 2014, compared with .05 percent and .03 percent for the same periods in 2013. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $78.4 million in the third quarter and $215.1 million for the first nine months of 2014, compared with $60.1 million and $169.3 million for the same periods in 2013. The increases were primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $71.6 million in the third quarter and $180.7 million for the first nine months of 2014, compared with $72.2 million and $186.1 million for the same periods in 2013. The year-to-date decrease was due to a more favorable effective tax rate, resulting primarily from a discrete item.

The Company’s ratio of earnings to fixed charges was 3.86 to 1 for the third quarter of 2014, compared with 3.29 to 1 for the third quarter of 2013. The Company’s ratio of earnings to fixed charges was 3.71 to 1 for the first nine months of 2014, compared with 2.92 to 1 for the first nine months of 2013. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended July 31
	2014	2013	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$2,107.9	$2,267.5	$(159.6)	(7)%
Construction and forestry equipment	377.1	293.0	84.1	29
Total retail notes	2,485.0	2,560.5	(75.5)	(3)
Revolving charge accounts	1,463.3	1,403.8	59.5	4
Wholesale receivables	10,011.0	9,923.4	87.6	1
Financing leases	100.1	80.6	19.5	24
Operating loans		.1	(.1)	(100)
Equipment on operating leases	484.0	333.0	151.0	45
Total Receivables and Leases	$14,543.4	$14,301.4	$242.0	2

	Nine Months
	Ended July 31
	2014	2013	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$6,629.7	$6,778.1	$(148.4)	(2)%
Construction and forestry equipment	1,082.7	830.6	252.1	30
Total retail notes	7,712.4	7,608.7	103.7	1
Revolving charge accounts	4,228.1	4,199.3	28.8	1
Wholesale receivables	29,191.1	28,714.9	476.2	2
Financing leases	241.2	228.6	12.6	6
Operating loans		7.8	(7.8)	(100)
Equipment on operating leases	1,128.7	867.2	261.5	30
Total Receivables and Leases	$42,501.5	$41,626.5	$875.0	2

Construction and forestry equipment retail note volumes increased in the third quarter and first nine months of 2014, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment and increased market share. Equipment on operating leases volume increased during the third quarter and first nine months of 2014, when compared to last year, primarily due to increased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	July 31	October 31	July 31
	2014	2013	2013
Retail notes:
Agriculture and turf equipment	$16,915.7	$16,501.6	$15,362.9
Construction and forestry equipment	2,071.9	1,744.9	1,600.5
Total retail notes	18,987.6	18,246.5	16,963.4
Revolving charge accounts	2,493.8	2,534.9	2,519.4
Wholesale receivables	9,345.4	7,464.7	8,483.1
Financing leases	580.8	555.3	529.7
Operating loans	8.7	31.9	38.4
Equipment on operating leases	2,237.2	1,872.1	1,674.1
Total Receivables and Leases	$33,653.5	$30,705.4	$30,208.1

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	July 31	October 31	July 31
	2014	2013	2013
Receivables and Leases administered:
Owned by the Company	$29,377.2	$26,538.2	$26,305.0
Owned by the Company – restricted due to securitization	4,276.3	4,167.2	3,903.1
Total Receivables and Leases owned by the Company	33,653.5	30,705.4	30,208.1
Administered – with limited recourse*	1.1	2.6	3.5
Administered – without recourse**	2.3	3.7	4.2
Total Receivables and Leases administered	$33,656.9	$30,711.7	$30,215.8

*                 The Company’s maximum exposure under all Receivable and Lease recourse provisions at July 31, 2014, October 31, 2013 and July 31, 2013 was not material. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**          Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $268 million, $233 million and $215 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. These past due amounts represented .85 percent, .81 percent and .75 percent of the Receivables financed at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $170 million, $60 million and $63 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .54 percent, .21 percent and .22 percent at July 31, 2014, October 31, 2013 and July 31, 2013, respectively. The increase in non-performing wholesale receivables at July 31, 2014 was primarily related to agricultural dealership payment defaults. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 31, 2014		July 31, 2013
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(1.0)	(.02)%	$(1.4)	(.04)%
Construction and forestry equipment	(1.7)	(.34)	(1.2)	(.32)
Total retail notes	(2.7)	(.06)	(2.6)	(.06)
Revolving charge accounts	(10.1)	(1.69)	(6.3)	(1.13)
Wholesale receivables
Financing leases	(.2)	(.14)	(.1)	(.08)
Operating loans
Total write-offs	(13.0)	(.17)	(9.0)	(.13)
Recoveries:
Retail notes:
Agriculture and turf equipment	1.0	.02	1.1	.03
Construction and forestry equipment	.5	.10	.7	.19
Total retail notes	1.5	.03	1.8	.04
Revolving charge accounts	4.0	.67	3.8	.72
Wholesale receivables			.1	.01
Financing leases	.1	.07	.3	.23
Operating loans
Total recoveries	5.6	.07	6.0	.09
Total net write-offs	$(7.4)	(.10)	$(3.0)	(.04)

	Nine Months Ended		Nine Months Ended
	July 31, 2014		July 31, 2013
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(4.3)	(.04)%	$(4.0)	(.04)%
Construction and forestry equipment	(5.4)	(.38)	(3.9)	(.35)
Total retail notes	(9.7)	(.07)	(7.9)	(.07)
Revolving charge accounts	(20.3)	(1.31)	(15.1)	(.97)
Wholesale receivables	(.3)		(.2)
Financing leases	(.5)	(.12)	(.9)	(.23)
Operating loans	(.1)	(.76)	(.1)	(.33)
Total write-offs	(30.9)	(.14)	(24.2)	(.12)
Recoveries:
Retail notes:
Agriculture and turf equipment	2.3	.02	3.1	.03
Construction and forestry equipment	1.6	.11	1.8	.16
Total retail notes	3.9	.03	4.9	.04
Revolving charge accounts	10.8	.70	11.5	.74
Wholesale receivables	.1		.2
Financing leases	.2	.05	.4	.10
Operating loans			.6	1.98
Total recoveries	15.0	.07	17.6	.09
Total net write-offs	$(15.9)	(.07)	$(6.6)	(.03)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $162 million at July 31, 2014, compared with $174 million at October 31, 2013 and $165 million at July 31, 2013.

The Company’s allowance for credit losses on all Receivables financed totaled $119 million at July 31, 2014, $111 million at October 31, 2013 and $112 million at July 31, 2013. The allowance for credit losses represented .38 percent of the total Receivables financed at July 31, 2014, .39 percent at October 31, 2013 and .39 percent at July 31, 2013. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. State debt crises also could negatively impact customers, demand for equipment, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

During the first nine months of 2014, the aggregate net cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $631 million in the first nine months of 2014. Net cash provided by financing activities totaled $3,506 million in the first nine months of 2014, resulting primarily from a net increase in total external borrowings of $2,589 million and an increase in payables to John Deere of $1,082 million, partially offset by dividends paid of $140 million.  Net cash used for investing activities totaled $3,449 million in the first nine months of 2014, primarily due to an increase in wholesale receivables of $1,897 million and the cost of Receivables (excluding wholesale) and the cost of equipment on operating leases exceeding the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $1,532 million. Cash and cash equivalents increased $688 million during the first nine months of 2014.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at July 31, 2014, October 31, 2013 and July 31, 2013 was $2,363 million, $2,761 million and $2,433 million, respectively, while the total cash and cash equivalents position was $1,068 million, $380 million and $283 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $66 million, $77 million and $52 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 31, 2014, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 31, 2014, $1,835 million of short-term securitization borrowings was outstanding under the agreement.

During the first nine months of 2014, the Company issued $5,645 million and retired $2,709 million of long-term borrowings, which were primarily medium-term notes. During the first nine months of 2014, the Company also issued $2,005 million and retired $1,971 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,486 million. At July 31, 2014, the Company’s funding profile included $2,378 million of commercial paper and other notes payable, $4,143 million of securitization borrowings, $3,304 million of intercompany loans from John Deere, $20,623 million of unsecured term debt, and $3,684 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $30,448 million at July 31, 2014, compared with $26,909 million at October 31, 2013, and $26,589 million at July 31, 2013. Total short-term indebtedness amounted to $14,081 million at July 31, 2014, compared with $12,714 million at October 31, 2013, and $12,370 million at July 31, 2013. Total long-term indebtedness amounted to $16,367 million at July 31, 2014, compared with $14,195 million at October 31, 2013, and $14,219 million at July 31, 2013. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.3 to 1 at July 31, 2014, compared with 7.8 to 1 at October 31, 2013 and 8.2 to 1 at July 31, 2013.

Stockholder’s equity was $3,684 million at July 31, 2014, compared with $3,431 million at October 31, 2013 and $3,230 million at July 31, 2013. The increase in the first nine months of 2014 resulted primarily from net income attributable to the Company of $390 million, partially offset by dividend payments of $140 million.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $6,015 million at July 31, 2014, $3,081 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the credit lines at July 31, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

John Deere Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $140 million and $165 million in the first nine months of fiscal 2014 and 2013, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

In August 2014, the Company entered into a retail note securitization transaction that will result in securitization borrowings of approximately $1,010 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of July 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 28, 2014	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended July 31, 2014
(Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.