Form 10-K
period 2014-10-31
DEERE JOHN CAPITAL CORP
filed 2014-12-19
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

At November 30, 2014, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

The Company

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company.  John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the United States (U.S.), and in several countries in Africa, Asia, Europe and Latin America.

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of other retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, financing leases and operating loans are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2014, the Company had 1,713 full-time and part-time employees.

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

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, Finland, China, India, Russia and Thailand. The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties. Deere & Company signed an agreement in December 2014 to sell the stock of the crop insurance operations.

Worldwide net income attributable to Deere & Company in 2014 was $3,162 million, or $8.63 per share diluted ($8.71 basic), compared with $3,537 million, or $9.09 per share diluted ($9.18 basic), in 2013.

John Deere’s net sales and revenues decreased 5 percent to $36,067 million in 2014, compared with $37,795 million in 2013. Net sales of the Equipment Operations decreased 6 percent in 2014 to $32,961 million from $34,998 million last year. The sales decrease was largely due to lower shipment volumes and an unfavorable foreign currency translation effect of 1 percent, partially offset by price realization of 2 percent. Net sales in the U.S. and Canada decreased 8 percent in 2014. Net sales outside the U.S. and Canada decreased 3 percent in 2014, which included an unfavorable effect of 1 percent for foreign currency translation.

The agriculture and turf segment had net sales of $26,380 million in 2014, compared with $29,132 million in 2013. The construction and forestry segment had net sales of $6,581 million in 2014, compared with $5,866 million in 2013. The financial services segment had revenues of $2,577 million in 2014, compared with $2,349 million in 2013.

Outlook for John Deere

Deere & Company’s equipment sales are projected to decrease about 15 percent for fiscal year 2015 and decrease about 21 percent for the first quarter, compared with the same periods in 2014. For fiscal year 2015, net income attributable to Deere & Company is anticipated to be about $1.9 billion.

Agriculture and Turf.  Worldwide sales of Deere & Company’s agriculture and turf equipment are forecast to decrease by about 20 percent for fiscal year 2015 as a result of weaker conditions in the global farm economy. Lower commodity prices and falling farm incomes are putting pressure on demand for agricultural machinery, especially for larger models. Conditions are more positive in the U.S. livestock sector, providing support to the sale of smaller sizes of equipment. Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 25 to 30 percent for 2015.

Fiscal year industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent due to lower crop prices and farm incomes as well as potential pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease about 10 percent as a result of the headwinds affecting agricultural producers. Industry sales in the Commonwealth of Independent States are expected to deteriorate further due in part to tight credit conditions. Asian sales are projected to decrease slightly, with most of the decline centered in China.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher, benefiting from general economic growth.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 5 percent for fiscal 2015. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to be about the same as the attractive levels of 2014.

Financial Services.  Net income for the financial services operations in fiscal year 2015, which includes the Company, is expected to be approximately $610 million. The outlook reflects a decline from the prior year due primarily to an expected increase in the provision for credit losses, versus the low level of 2014, and a less favorable tax rate. These factors are projected to be partially offset by growth in the portfolio and higher crop insurance margins. Net income attributable to the Company for 2015, which does not include the financial services operations in Canada, Brazil, Finland, China, India, Russia and Thailand or the crop insurance operations in the U.S. or an insurance business related to extended equipment warranties, is projected to be approximately $490 million. The forecast decline from 2014 is primarily due to an expected increase in the provision for credit losses, versus the low level of 2014, and a less favorable tax rate. These factors are projected to be partially offset by growth in the portfolio.

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

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2014 and 2013, the Capital Corporation’s ratios were 3.81 to 1 and 3.04 to 1, respectively, and never less than 3.32 to 1 and 2.75 to 1 for any fiscal quarter of 2014 and 2013, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable and operating loans. At October 31, 2014 and 2013, approximately 90 percent of the Receivables and Leases administered by the Company were for financing John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of the Company. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of John Deere Capital Corporation, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial multi-use, PowerPlan® and John Deere Financial Revolving Plan throughout the U.S. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 8,000 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

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

John Deere retail notes and wholesale receivables are generally supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws in the U.S. and by security in goods under applicable laws in other countries and jurisdictions. UCC financing statements are also prepared and filed on leases; however, filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2014 and 2013, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2014	2013	2014	2013
Retail notes	54	54	30	29
New equipment:
Agriculture and turf equipment	53	52	27	27
Construction and forestry equipment	47	46	31	35
Used equipment:
Agriculture and turf equipment	58	58	32	31
Construction and forestry equipment	46	45	33	32
Financing leases	41	42	33	31
Equipment on operating leases	33	33	25	26

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2014 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

		One to five years		Over five years
	One year	Fixed	Variable	Fixed	Variable	Total
	or less	rate	rate	rate	rate	2014	2013	2012	2011	2010

Retail notes:
Agriculture and turf equipment	$5,494	$11,103	$385	$218	$5	$17,205	$16,501	$14,334	$12,713	$11,111
Construction and forestry equipment	909	1,330	16	1		2,256	1,745	1,395	1,155	1,138
Recreational products									4	5
Total retail notes	$6,403	$12,433	$401	$219	$5	19,461	18,246	15,729	13,872	12,254
Revolving charge accounts						2,536	2,535	2,428	2,452	2,288
Wholesale receivables						7,919	7,465	6,483	5,212	4,659
Financing leases						590	555	522	459	420
Operating loans							32	42	84	239
Equipment on operating leases						2,590	1,872	1,418	1,232	1,142
Total Receivables and Leases						$33,096	$30,705	$26,622	$23,311	$21,002

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2014	2013	2012	2011	2010
U.S.	$29,107	$26,725	$22,943	$19,827	$18,038
Outside the U.S.	3,989	3,980	3,679	3,484	2,964
Total Receivables and Leases	$33,096	$30,705	$26,622	$23,311	$21,002

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2014	2013	2012	2011	2010
U.S.	$230.5	$197.8	$167.2	$217.1	$289.6
Outside the U.S.	35.7	35.4	32.6	22.6	37.3
Total	$266.2	$233.2	$199.8	$239.7	$326.9

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2014	2013	2012	2011	2010
U.S.	$49.5	$40.4	$44.8	$58.1	$96.4
Outside the U.S.	21.7	19.6	18.4	20.9	24.0
Total	$71.2	$60.0	$63.2	$79.0	$120.4

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2014	2013	2012	2011	2010

Allowance for credit losses, beginning of year	$111.4	$114.0	$126.3	$148.6	$158.2

Provision (credit) for credit losses	27.3	6.4	(.2)	1.9	79.7

Write-offs:
Retail notes:
Agriculture and turf equipment	(6.1)	(4.3)	(3.4)	(5.3)	(6.6)
Construction and forestry equipment	(6.6)	(5.1)	(4.0)	(9.5)	(23.1)
Recreational products				(.1)	(.4)
Total retail notes	(12.7)	(9.4)	(7.4)	(14.9)	(30.1)
Revolving charge accounts	(24.6)	(19.8)	(28.8)	(39.1)	(70.9)
Wholesale receivables	(7.7)	(.3)	(1.0)	(.6)	.7
Financing leases	(.5)	(1.8)	(1.6)	(3.6)	(2.4)
Operating loans	(.2)	(.1)	(1.9)	(3.3)	(17.5)
Total write-offs	(45.7)	(31.4)	(40.7)	(61.5)	(120.2)

Recoveries:
Retail notes:
Agriculture and turf equipment	3.3	3.6	3.9	3.6	3.8
Construction and forestry equipment	2.2	2.3	2.9	3.5	3.2
Recreational products				.1	.2
Total retail notes	5.5	5.9	6.8	7.2	7.2
Revolving charge accounts	14.3	15.3	21.4	28.2	22.7
Wholesale receivables	.1	.2	.1	.1	.4
Financing leases	.2	.5	.3	.1	.4
Operating loans	.1	.6	.5	1.2	.2
Total recoveries	20.2	22.5	29.1	36.8	30.9
Total net write-offs	(25.5)	(8.9)	(11.6)	(24.7)	(89.3)

Other changes (primarily translation adjustments)	(.8)	(.1)	(.5)	.5

Allowance for credit losses, end of year	$112.4	$111.4	$114.0	$126.3	$148.6

Total net write-offs as a percentage of average Receivables	.09%	.03%	.05%	.12%	.48%

Allowance as a percentage of total Receivables, end of year	.37%	.39%	.45%	.57%	.75%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2014	2013	2012	2011	2010

Allowance for credit losses, beginning of year	$10.6	$11.2	$11.2	$11.2	$9.9

Provision for credit losses	3.9	.5	2.3	1.8	1.5

Write-offs	(3.1)	(2.2)	(2.8)	(2.8)	(1.0)
Recoveries	.6	1.1	1.0	.6	.8
Total net write-offs	(2.5)	(1.1)	(1.8)	(2.2)	(.2)

Other changes (primarily translation adjustments)	(.8)		(.5)	.4

Allowance for credit losses, end of year	$11.2	$10.6	$11.2	$11.2	$11.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.06%	.03%	.05%	.07%	.01%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.28%	.27%	.31%	.32%	.38%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2014		2013		2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf equipment	$29.6	57%	$24.2	57%	$24.7	57%	$25.7	58%	$23.3	56%
Construction and forestry equipment	26.5	7	26.5	6	31.7	5	41.9	5	58.4	6
Recreational products							.2		.4
Total retail notes	56.1	64	50.7	63	56.4	62	67.8	63	82.1	62
Revolving charge accounts	39.9	8	39.7	9	40.2	10	39.7	11	43.3	12
Wholesale receivables	7.6	26	6.4	26	5.9	26	6.0	24	7.4	23
Financing leases	8.8	2	8.1	2	8.7	2	8.4	2	9.5	2
Operating loans			6.5		2.8		4.4		6.3	1
Total	$112.4	100%	$111.4	100%	$114.0	100%	$126.3	100%	$148.6	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2014		2013		2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$101.2	87%	$100.8	86%	$102.8	86%	$115.1	84%	$137.4	85%
Outside the U.S.	11.2	13	10.6	14	11.2	14	11.2	16	11.2	15
Total	$112.4	100%	$111.4	100%	$114.0	100%	$126.3	100%	$148.6	100%

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

The Company also reviews Receivables for impairment based on delinquencies and changes in cash flows or collateral. These Receivables consist of materially past due Receivables, customers that have provided bankruptcy notification and other Receivables requiring significant collection efforts, including litigation. The Company identifies these Receivables during reviews of portfolio credit quality. The Company includes the impairment on non-performing Receivables as a separate component in the allowance unless it has already been recognized as a loss.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance. The total allowance reflects management’s estimate of credit losses inherent in the Receivables portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in the U.S. during 2014 and 2013.

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

Regulation

In a number of U.S. states, state law limits the maximum finance rate on receivables. The present state limitations have not, thus far, significantly limited variable-rate finance charges or the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate, and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

In addition to rate regulation, various U.S. state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family or household use and John Deere Financial Revolving Plan, John Deere Financial multi-use and PowerPlan® accounts receivable. To date, these laws and regulations have not had a significant adverse effect on the Company.

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

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are not fully known until all the regulations have been finalized and implemented, the Act and its regulations impose additional reporting requirements, stress testing requirements, leverage, liquidity requirements, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. Moreover, the Company’s and John Deere’s operations, including those outside of the U.S., will also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales or transactions to specific persons, including financial institutions, or countries or based on product classification expose John Deere to potential criminal and civil sanctions. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, these laws and sanctions, particularly with respect to eastern Europe, are changing rapidly. Violations of these laws could have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

John Deere’s efforts to grow its businesses depend to a large extent upon access to and its success in developing market share and operating profitably in additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements and repatriation of earnings and advanced technologies.  Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere’s global operations must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for the Company’s and John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment.  Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Failure of increases in construction activity and housing starts to continue and be sustained could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s and John Deere’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

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

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales worldwide. The Company is exposed to the risk that customers and others will default on contractual obligations. The Company may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Item 3.  Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         All of John Deere Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2014 and 2013, John Deere Capital Corporation declared and paid cash dividends of $140 million and $165 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company. In 2013, Deere & Company increased its investment in JDFS by $50 million. In turn, JDFS increased its investment in the Capital Corporation by the same amount.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales decreased 9 percent in 2014 and are forecast to decrease by about 20 percent for 2015. Industry agricultural machinery sales in the U.S. and Canada for 2015 are forecast to decrease 25 to 30 percent, compared to 2014. Industry sales in the EU28 nations are forecast to decrease about 10 percent in 2015, while South American industry sales are projected to decrease about 10 percent from 2014 levels. Industry sales in the Commonwealth of Independent States are expected to decrease. Asian sales are projected to decrease slightly in 2015. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to 5 percent higher. John Deere’s construction and forestry sales increased 12 percent in 2014 and are forecast to increase by about 5 percent in 2015. Global forestry sales are expected to be approximately the same as the attractive levels of 2014. Net income attributable to the Company in 2015 is expected to be approximately $490 million.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events. Significant volatility in the price of many commodities could also impact the Company’s results.

John Deere completed a year of solid performance and produced healthy levels of cash flow in spite of weaker conditions in the global farm sector. Even with a significant decline in sales and continued pullback in the global agriculture sector, John Deere expects to remain solidly profitable in 2015. Longer term, John Deere believes it is well positioned to earn solid returns throughout the business cycle and realize substantial benefits from the world’s growing need for food, shelter and infrastructure.

2014 Compared with 2013

Net income attributable to the Company was $544 million in 2014, compared with $469 million in 2013. Results were higher primarily due to growth in the portfolio and a more favorable effective tax rate, partially offset by a higher provision for credit losses and higher administrative and operating expenses. The ratio of earnings to fixed charges was 3.81 to 1 for 2014, compared with 3.04 to 1 for 2013.

Revenues totaled $1,896 million in 2014, compared with $1,768 million in 2013. The increase was primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on retail notes totaled $748 million in 2014, compared with $727 million in 2013. The increase was primarily due to a 13 percent increase in the average retail note portfolio balance, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $245 million in 2014, compared with $246 million earned during 2013. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $397 million in 2014, compared with $370 million in 2013. The increase was primarily due to a 12 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $435 million in 2014, compared with $352 million in 2013. The increase was primarily due to a 27 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $451 million in 2014, compared with $432 million in 2013. The increase was primarily the result of increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in other income - net on the statement of consolidated income.

Interest expense totaled $281 million in 2014, compared with $352 million in 2013. The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 1.5 percent in 2013 to 1.1 percent in 2014, partially offset by higher average borrowings.

Administrative and operating expenses totaled $411 million in 2014, compared with $377 million in 2013. The increase was primarily due to higher employment costs and growth initiatives.

The provision for credit losses was $27 million in 2014, compared with $6 million in 2013. The increase was primarily due to higher net write-offs of wholesale receivables, revolving charge accounts and retail notes. Total net write-offs of Receivables financed were $26 million during 2014, compared with $9 million in 2013. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .09 percent for 2014 and .02 percent for 2013.

Depreciation of equipment on operating leases was $301 million in 2014, compared with $235 million in 2013. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $261 million in 2014, compared with $258 million in 2013. The increase was primarily due to higher pre-tax income, partially offset by a more favorable effective tax rate, resulting primarily from a discrete foreign tax benefit.

Receivables and Leases Acquired and Held

For the 2014 and 2013 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2014	2013	% Change	2014	2013	% Change
Retail notes:
Agriculture and turf equipment	$9,073.0	$9,646.3	(6)%	$17,205.5	$16,501.6	4%
Construction and forestry equipment	1,566.6	1,204.3	30	2,255.8	1,744.9	29
Total retail notes	10,639.6	10,850.6	(2)	19,461.3	18,246.5	7
Revolving charge accounts	5,529.6	5,364.8	3	2,535.9	2,534.9
Wholesale receivables	38,620.6	38,455.2		7,919.1	7,464.7	6
Financing leases	334.4	321.8	4	589.6	555.3	6
Operating loans		8.0	(100)		31.9	(100)
Equipment on operating leases	1,770.3	1,307.3	35	2,590.3	1,872.1	38
Total Receivables and Leases	$56,894.5	$56,307.7	1%	$33,096.2	$30,705.4	8%

Construction and forestry equipment retail note volumes increased primarily due to increases in retail sales of John Deere construction and forestry equipment and increased market coverage. Operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31 2014	October 31 2013
Receivables and Leases administered:
Owned by the Company	$28,480.3	$26,538.2
Owned by the Company — restricted due to securitization	4,615.9	4,167.2
Total Receivables and Leases owned by the Company	33,096.2	30,705.4
Administered - with limited recourse*	.9	2.6
Administered - without recourse**	1.1	3.7
Total Receivables and Leases administered	$33,098.2	$30,711.7

*                                         The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2014 and 2013 was not material. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                                  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2014 and 2013, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $266 million at October 31, 2014, compared with $233 million at October 31, 2013. These past due amounts represented .87 percent and .81 percent of the Receivables financed at October 31, 2014 and 2013, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $71 million and $60 million at October 31, 2014 and 2013, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .23 percent and .21 percent at October 31, 2014 and 2013, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $167 million at October 31, 2014, compared with $174 million at October 31, 2013. The Company’s allowance for credit losses on all Receivables financed at October 31, 2014 totaled $112 million and represented .37 percent of the total Receivables financed, compared with $111 million and .39 percent, respectively, at October 31, 2013. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

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

Capital Resources and Liquidity

The cash provided by financing and operating activities was used primarily to increase Receivables and Leases. Cash provided by operating activities was $894 million in 2014. Cash provided by financing activities totaled $2,959 million resulting primarily from a net increase in total external borrowings of $3,270 million, partially offset by a decrease in payables to John Deere of $140 million and dividends paid of $140 million. Cash used for investing activities totaled $3,168 million in 2014, primarily due to the cost of Receivables (excluding wholesale) and cost of equipment on operating leases exceeding the collection of Receivables (excluding wholesale) and the proceeds from sales of equipment on operating leases by $2,537 million, and an increase in wholesale receivables of $577 million. Cash and cash equivalents increased $680 million during 2014.

Over the last three years, operating activities have provided $2,391 million in cash. In addition, an increase in total borrowings of $9,673 million and capital investment from Deere & Company of $210 million provided cash inflows. These amounts have been used mainly to fund Receivable (excluding wholesale) and Lease acquisitions, which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $8,329 million, to acquire wholesale receivables of $2,865 million, and to pay $305 million in dividends. Cash and cash equivalents increased $697 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2014 and 2013 was approximately $2,146 million and $2,761 million, respectively, while the total cash and cash equivalents position was $1,059 million and $380 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $56 million and $77 million at October 31, 2014 and 2013, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2014, the facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. The facility was renewed in November 2014 with a capacity of $3,500 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2014, $1,617 million of short-term securitization borrowings was outstanding under the agreement.

During 2014, the Company issued $6,888 million and retired $3,577 million of long-term borrowings, which were primarily medium-term notes. During 2014, the Company also issued $3,014 million and retired $2,565 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,341 million. At October 31, 2014, the Company’s funding profile included $2,173 million of commercial paper and other notes payable, $4,559 million of securitization borrowings, $2,052 million of intercompany loans from John Deere, $20,955 million of unsecured term debt, and $3,805 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $29,739 million at October 31, 2014, compared with $26,909 million at October 31, 2013. Total short-term indebtedness amounted to $12,683 million at October 31, 2014, compared with $12,714 million at October 31, 2013. Total long-term indebtedness amounted to $17,056 million at October 31, 2014, compared with $14,195 million at October 31, 2013. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at October 31, 2014 and 2013.

Stockholder’s equity was $3,805 million at October 31, 2014, compared with $3,431 million at October 31, 2013. The increase in 2014 was primarily due to net income attributable to the Company of $544 million, partially offset by dividend payments of $140 million and a change in the cumulative translation adjustment of $34 million.

John Deere Capital Corporation declared and paid cash dividends to JDFS of $140 million and $165 million in 2014 and 2013, respectively. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $6,027 million at October 31, 2014, $3,367 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities Exchange Commission (SEC) and other financial regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility. Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact Company assets, operations, revenues, forecast and results.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at October 31, 2014 that were not material and for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2014 related to these contingencies was also not material.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2014 in millions of dollars is as follows:

	Total		Less than 1 year	2 & 3 years	4 & 5 years	More than 5 years
On-balance-sheet
Total debt*	$29,558	**	$10,507	$10,124	$5,403	$3,524
Interest relating to debt***	1,455		282	531	368	274
Accounts payable	217		217
Deposits withheld from dealers and merchants	167		59	75	31	2
Off-balance-sheet
Purchase obligations	5		3	2
Operating leases	5		2	2	1
Total	$31,407		$11,070	$10,734	$5,803	$3,800

*                                         Principal payments.

**                                  Securitization borrowings of $4,559 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 8).

***                           Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $36 million at October 31, 2014 since the timing of future payments is not reasonably estimable at this time (see Note 15). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 18 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 8, 9 and 10, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2014, 2013 and 2012 was $112 million, $111 million and $114 million, respectively. The increase in 2014 was primarily due to increases in loss experience. The decrease in 2013 was primarily due to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .13 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .13 percent, the allowance for credit losses at October 31, 2014 would increase or decrease by approximately $40 million.

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

The total operating lease residual values at October 31, 2014, 2013 and 2012 were $1,880 million, $1,346 million and $1,007 million, respectively. The changes in 2014 and 2013 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense.  If future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $90 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair value which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2014 and 2013 would have been approximately $79 million and $106 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, using the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2014, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2014 and 2013, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2014 and 2013, were $3,060 thousand and $2,906 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2014 and 2013 were $176 thousand and $189 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2014 and 2013.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2014 and 2013.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2014 proxy statement.  During the fiscal year ended October 31, 2014, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

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
Chairman and Chief Executive Officer

Date:                  December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, Michael J. Mack, Jr. and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Chief Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)	December 19, 2014
David C. Gilmore		)
)
)
/s/ Max A. Guinn	Director	)
Max A. Guinn		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President	)
Rajesh Kalathur	and Principal Financial Officer	)
)

Signature	Title		Date

/s/ Michael J. Mack, Jr.	Director and President	)
Michael J. Mack, Jr.		)
)
)
/s/ Patrick E. Mack	Director	)
Patrick E. Mack		)
)
)
/s/ John C. May	Director	)	December 19, 2014
John C. May		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Bret C. Thomas	Director	)
Bret C. Thomas		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

SCHEDULES OMITTED

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 19, 2014

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 31, 2014, 2013 and 2012

(in millions)

	2014	2013	2012
Revenues
Finance income earned on retail notes	$748.1	$726.8	$711.0
Revolving charge account income	245.1	246.0	258.0
Finance income earned on wholesale receivables	396.6	369.8	324.2
Lease revenues	435.1	351.7	310.6
Operating loan income	.6	2.0	2.7
Other income - net	70.3	71.2	68.1
Total revenues	1,895.8	1,767.5	1,674.6
Expenses
Interest expense	281.1	352.2	455.6
Operating expenses:
Administrative and operating expenses	410.6	377.3	339.3
Fees paid to John Deere	72.7	70.4	78.7
Provision (credit) for credit losses	27.3	6.4	(.2)
Depreciation of equipment on operating leases	301.2	235.4	202.1
Total operating expenses	811.8	689.5	619.9
Total expenses	1,092.9	1,041.7	1,075.5
Income of consolidated group before income taxes	802.9	725.8	599.1
Provision for income taxes	260.6	258.4	217.8
Income of consolidated group	542.3	467.4	381.3
Equity in income of unconsolidated affiliate	1.9	1.1	1.4
Net income	544.2	468.5	382.7
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$544.2	$468.5	$382.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 31, 2014, 2013 and 2012

(in millions)

	2014	2013	2012

Net income	$544.2	$468.5	$382.7

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(33.5)	6.3	(29.2)
Unrealized gain (loss) on derivatives	3.3	7.7	(3.3)
Other comprehensive income (loss), net of income taxes	(30.2)	14.0	(32.5)

Comprehensive income of consolidated group	514.0	482.5	350.2
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$514.0	$482.5	$350.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2014 and 2013

(in millions)

	2014	2013
Assets
Cash and cash equivalents	$1,059.4	$379.5
Receivables:
Retail notes	14,845.4	14,079.3
Retail notes securitized	4,615.9	4,167.2
Revolving charge accounts	2,535.9	2,534.9
Wholesale receivables	7,919.1	7,464.7
Financing leases	589.6	555.3
Operating loans		31.9
Total receivables	30,505.9	28,833.3
Allowance for credit losses	(112.4)	(111.4)
Total receivables — net	30,393.5	28,721.9
Other receivables	35.3	32.8
Receivables from John Deere	186.5	176.6
Equipment on operating leases — net	2,590.3	1,872.1
Investment in unconsolidated affiliate	10.9	10.2
Deferred income taxes	21.4	11.7
Other assets	482.4	459.4
Total Assets	$34,779.7	$31,664.2

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,172.8	$2,768.5
Securitization borrowings	4,558.5	4,109.1
John Deere	2,052.2	2,234.1
Current maturities of long-term borrowings	3,899.0	3,602.2
Total short-term borrowings	12,682.5	12,713.9
Other payables to John Deere	52.2	85.9
Accounts payable and accrued expenses	712.7	729.5
Deposits withheld from dealers and merchants	167.4	173.8
Deferred income taxes	303.5	334.9
Long-term borrowings	17,056.3	14,195.1
Total liabilities	30,974.6	28,233.1
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding - 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,316.5	1,912.3
Accumulated other comprehensive income	5.4	35.6
Total Company stockholder’s equity	3,804.7	3,430.7
Noncontrolling interests	.4	.4
Total stockholder’s equity	3,805.1	3,431.1
Total Liabilities and Stockholder’s Equity	$34,779.7	$31,664.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 31, 2014, 2013 and 2012

(in millions)

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$544.2	$468.5	$382.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	27.3	6.4	(.2)
Provision for depreciation and amortization	312.3	245.0	218.7
Provision (credit) for deferred income taxes	(42.9)	44.4	.1
Undistributed earnings of unconsolidated affiliate	(1.7)	(.9)	(1.3)
Change in accounts payable and accrued expenses	27.5	37.6	(3.7)
Change in accrued income taxes payable/receivable	3.1	(9.0)	25.7
Other	24.0	144.2	(61.0)
Net cash provided by operating activities	893.8	936.2	561.0

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(16,525.0)	(16,555.3)	(14,889.2)
Collections of receivables (excluding wholesale)	15,015.5	13,828.7	12,874.4
Increase in wholesale receivables - net	(576.7)	(948.8)	(1,339.0)
Cost of equipment on operating leases acquired	(1,759.5)	(1,284.4)	(882.4)
Proceeds from sales of equipment on operating leases	731.6	619.8	496.7
Proceeds from sales of receivables		.7	34.5
Change in restricted cash	(27.3)	5.1	(5.6)
Increase (decrease) in collateral on derivatives received - net	(2.4)	(34.1)	11.9
Other	(24.3)	(7.3)	41.3
Net cash used for investing activities	(3,168.1)	(4,375.6)	(3,657.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable — net	(491.1)	1,798.7	272.0
Increase in securitization borrowings — net	449.3	534.2	797.3
Increase (decrease) in payable to John Deere — net	(139.8)	1,685.9	(478.7)
Proceeds from issuance of long-term borrowings	6,888.4	3,165.9	7,233.7
Payments of long-term borrowings	(3,577.0)	(3,877.5)	(4,588.5)
Dividends paid	(140.0)	(165.0)
Capital investment from John Deere		50.0	160.0
Debt issuance costs	(31.0)	(17.5)	(31.7)
Net cash provided by financing activities	2,958.8	3,174.7	3,364.1

Effect of exchange rate changes on cash and cash equivalents	(4.6)	15.8	(1.4)
Net increase (decrease) in cash and cash equivalents	679.9	(248.9)	266.3
Cash and cash equivalents at the beginning of year	379.5	628.4	362.1
Cash and cash equivalents at the end of year	$1,059.4	$379.5	$628.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2012, 2013 and 2014

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2011	$2,553.4	$1,272.8	$1,226.1	$54.1	$.4
Net income	382.7		382.7
Other comprehensive loss	(32.5)			(32.5)
Capital investment	160.0	160.0
Balance October 31, 2012	3,063.6	1,432.8	1,608.8	21.6	.4
Net income	468.5		468.5
Other comprehensive income	14.0			14.0
Dividends declared	(165.0)		(165.0)
Capital investment	50.0	50.0
Balance October 31, 2013	3,431.1	1,482.8	1,912.3	35.6	.4
Net income	544.2		544.2
Other comprehensive loss	(30.2)			(30.2)
Dividends declared	(140.0)		(140.0)
Balance October 31, 2014	$3,805.1	$1,482.8	$2,316.5	$5.4	$.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation and its subsidiaries (Capital Corporation), and its other consolidated entities are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of John Deere Capital Corporation. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Africa, Asia, Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2014, 2013 and 2012 were $27.4 million, $22.9 million and $28.0 million, respectively.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation - Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the Company’s consolidated financial statements.

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 31 were as follows (in millions of dollars):

	2014		2013
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf equipment — new	$7,951.6	$1,606.0	$7,798.0	$1,466.4
Agriculture and turf equipment — used	5,649.5	2,368.6	5,440.0	2,135.8
Construction and forestry equipment — new	1,395.5	610.3	1,003.6	509.1
Construction and forestry equipment — used	224.6	86.9	175.3	98.1
Total	15,221.2	4,671.8	14,416.9	4,209.4
Unearned finance income	(375.8)	(55.9)	(337.6)	(42.2)
Retail notes receivable	$14,845.4	$4,615.9	$14,079.3	$4,167.2

Retail notes acquired by the Company during the years ended October 31, 2014, 2013 and 2012 had an average original term (based on dollar amounts) of 54 months for each period. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2014, 2013 and 2012 was 30 months, 29 months and 31 months, respectively.

Gross retail note installments at October 31 were scheduled to be received as follows (in millions of dollars):

	2014		2013
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,716.1	$1,878.5	$4,457.7	$1,663.4
13-24 months	3,753.8	1,330.7	3,507.4	1,176.6
25-36 months	3,070.5	880.1	2,849.8	808.2
37-48 months	2,215.7	456.7	2,088.2	421.9
49-60 months	1,243.0	120.0	1,283.7	130.4
Over 60 months	222.1	5.8	230.1	8.9
Total	$15,221.2	$4,671.8	$14,416.9	$4,209.4

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down Payment	Contract Terms
Agriculture and turf equipment (new and used):
Seasonal payments	10% - 30%	3-7 years
Monthly payments	10% - 20%	36-84 months
Construction and forestry equipment:
New	10%	48-60 months
Used	15%	36-48 months

During 2014, 2013 and 2012, the Company received proceeds from sales of Receivables of none, $1 million and $35 million, respectively. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2014, 2013 and 2012 was not material. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews. At October 31, 2014, 2013 and 2012, the balance of all Receivables and Leases administered, but not owned by the Company, was $2 million, $6 million and $16 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2014, the average effective yield on retail notes held by the Company was approximately 4.0 percent, compared with 4.4 percent in 2013 and 5.0 percent in 2012. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 24 percent, 23 percent and 23 percent in 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $178 million, $167 million and $163 million, respectively.

A deposit is withheld by the Company on certain John Deere agriculture and turf equipment retail notes originating from dealers. Any subsequent retail note losses are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is generally no withholding of dealer deposits on John Deere construction and forestry equipment retail notes.

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

During 2014, 2013 and 2012, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $11 million, $11 million and $10 million, respectively. Revolving charge accounts receivable at October 31, 2014 and 2013 totaled $2,536 million and $2,535 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2014 and 2013 totaled $7,919 million and $7,465 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity. During 2014, 2013 and 2012, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $203 million, $198 million and $200 million, respectively.

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

Financing leases receivable by product category at October 31 were as follows (in millions of dollars):

	2014	2013
Agriculture and turf equipment	$387.0	$393.2
Construction and forestry equipment	170.8	154.1
Total	557.8	547.3
Estimated residual values	92.2	72.2
Unearned finance income	(60.4)	(64.2)
Financing leases receivable	$589.6	$555.3

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 were scheduled as follows (in millions of dollars):

	2014	2013
Due in:
0-12 months	$231.5	$223.9
13-24 months	145.4	149.7
25-36 months	98.2	92.2
37-48 months	55.4	52.5
Over 48 months	27.3	29.0
Total	$557.8	$547.3

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2014, 2013 and 2012, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $2 million, $3 million and $2 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral a security interest in the goods associated with those Receivables or with the use of other financial securities.

Note 5.         Allowance for Credit Losses and Credit Quality of Receivables

Delinquencies

Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. Generally, when a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2014 was as follows (in millions of dollars):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$85.0	$30.8	$24.0	$139.8
Construction and forestry equipment	53.6	15.6	7.0	76.2
Revolving charge accounts:
Agriculture and turf equipment	11.3	3.7	.9	15.9
Construction and forestry equipment	2.4	1.2	.3	3.9
Wholesale receivables:
Agriculture and turf equipment	4.1	3.4	4.5	12.0
Construction and forestry equipment	.2		1.5	1.7
Financing leases:
Agriculture and turf equipment	7.5	5.1	.6	13.2
Construction and forestry equipment	2.5	.8	.2	3.5
Total Receivables	$166.6	$60.6	$39.0	$266.2

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$139.8	$41.8	$17,023.9	$17,205.5
Construction and forestry equipment	76.2	14.3	2,165.3	2,255.8
Revolving charge accounts:
Agriculture and turf equipment	15.9	1.1	2,437.0	2,454.0
Construction and forestry equipment	3.9	.1	77.9	81.9
Wholesale receivables:
Agriculture and turf equipment	12.0	1.1	6,961.0	6,974.1
Construction and forestry equipment	1.7		943.3	945.0
Financing leases:
Agriculture and turf equipment	13.2	11.5	396.0	420.7
Construction and forestry equipment	3.5	1.3	164.1	168.9
Total Receivables	$266.2	$71.2	$30,168.5	$30,505.9

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
2014
Allowance:
Beginning of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision (credit) for credit losses	13.2	10.5	9.0	(5.4)	27.3
Write-offs	(12.7)	(24.6)	(7.7)	(.7)	(45.7)
Recoveries	5.5	14.3	.1	.3	20.2
Other changes (primarily translation adjustments)	(.6)		(.2)		(.8)
End of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of year balance	$19,461.3	$2,535.9	$7,919.1	$589.6	$30,505.9
Balance individually evaluated *	$24.5	$.2	$1.2		$25.9

*                      Remainder is collectively evaluated.

2013
Allowance:
Beginning of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	(1.9)	4.0	.1	4.2	6.4
Write-offs	(9.4)	(19.8)	(.3)	(1.9)	(31.4)
Recoveries	5.9	15.3	.2	1.1	22.5
Other changes (primarily translation adjustments)	(.3)		.5	(.3)	(.1)
End of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Balance individually evaluated *			$.1	$3.7	$3.8

Receivables:
End of year balance	$18,246.5	$2,534.9	$7,464.7	$587.2	$28,833.3
Balance individually evaluated *	$21.3	$.3	$.1	$32.3	$54.0

*                      Remainder is collectively evaluated.

2012
Allowance:
Beginning of year balance	$67.8	$39.7	$6.0	$12.8	$126.3
Provision (credit) for credit losses	(10.4)	7.9	.9	1.4	(.2)
Write-offs	(7.4)	(28.8)	(1.0)	(3.5)	(40.7)
Recoveries	6.8	21.4	.1	.8	29.1
Other changes (primarily translation adjustments)	(.4)		(.1)		(.5)
End of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Balance individually evaluated *		$.5	$.1		$.6

Receivables:
End of year balance	$15,728.8	$2,427.7	$6,483.1	$564.7	$25,204.3
Balance individually evaluated *	$10.6	$.5	$.2	$.3	$11.6

*                      Remainder is collectively evaluated.

Investments in non-performing Receivables at October 31, 2014 and 2013 were $71 million and $60 million, respectively. These Receivables as a percentage of total Receivables outstanding were .23 percent and .21 percent at October 31, 2014 and 2013, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $266 million at October 31, 2014, compared with $233 million at October 31, 2013. These past due amounts represented .87 percent and .81 percent of total Receivables outstanding at October 31, 2014 and 2013, respectively. The allowance for credit losses represented .37 percent and .39 percent of Receivables outstanding at October 31, 2014 and 2013, respectively. In addition, at October 31, 2014 and 2013, the Company had $167 million and $174 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

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

An analysis of impaired Receivables at October 31, 2014 and 2013 was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
2014 *
Receivables with specific allowance:
Retail notes	$7.0	$6.9	$1.7	$8.4
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	7.3	7.2	2.0	8.7

Receivables without specific allowance:
Retail notes	5.9	5.7		6.1
Total without specific allowance	5.9	5.7		6.1
Total	$13.2	$12.9	$2.0	$14.8

Agriculture and turf	$11.7	$11.4	$2.0	$13.0
Construction and forestry	1.5	1.5		1.8
Total	$13.2	$12.9	$2.0	$14.8

2013 *
Receivables with specific allowance:
Wholesale receivables	$.1	$.1	$.1	$.2
Operating loans	18.0	17.9	3.7	18.8
Total with specific allowance	18.1	18.0	3.8	19.0

Receivables without specific allowance:
Retail notes	7.2	7.1		8.0
Total without specific allowance	7.2	7.1		8.0
Total	$25.3	$25.1	$3.8	$27.0

Agriculture and turf	$23.2	$23.0	$3.8	$24.6
Construction and forestry	2.1	2.1		2.4
Total	$25.3	$25.1	$3.8	$27.0

*                 Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2014, 2013 and 2012, the Company identified 66, 92 and 138 Receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $3 million, $16 million and $5 million pre-modification and $2 million, $15 million and $4 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2014, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(6.1)	(.04)%	$(4.3)	(.03)%	$(3.4)	(.03)%
Construction and forestry equipment	(6.6)	(.33)	(5.1)	(.33)	(4.0)	(.32)
Total retail notes	(12.7)	(.07)	(9.4)	(.06)	(7.4)	(.05)
Revolving charge accounts	(24.6)	(1.11)	(19.8)	(.89)	(28.8)	(1.29)
Wholesale receivables	(7.7)	(.09)	(.3)	(.00)	(1.0)	(.02)
Financing leases	(.5)	(.09)	(1.8)	(.34)	(1.6)	(.34)
Operating loans	(.2)	(1.45)	(.1)	(.25)	(1.9)	(3.12)
Total write-offs	(45.7)	(.16)	(31.4)	(.12)	(40.7)	(.18)
Recoveries:
Retail notes:
Agriculture and turf equipment	3.3	.02	3.6	.03	3.9	.03
Construction and forestry equipment	2.2	.11	2.3	.15	2.9	.23
Total retail notes	5.5	.03	5.9	.04	6.8	.05
Revolving charge accounts	14.3	.65	15.3	.69	21.4	.96
Wholesale receivables	.1	.00	.2	.00	.1	.00
Financing leases	.2	.04	.5	.09	.3	.06
Operating loans	.1	.73	.6	1.50	.5	.82
Total recoveries	20.2	.07	22.5	.09	29.1	.13
Total net write-offs	$(25.5)	(.09)	$(8.9)	(.03)	$(11.6)	(.05)

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,011 million and $2,626 million at October 31, 2014 and 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,942 million and $2,547 million at October 31, 2014 and 2013, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $368 million and $353 million at October 31, 2014 and 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $351 million and $338 million at October 31, 2014 and 2013, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,331 million and $1,274 million at October 31, 2014 and 2013, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,267 million and $1,225 million at October 31, 2014 and 2013, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 31 was as follows (in millions of dollars):

2014
Carrying value of liabilities	$1,267.1
Maximum exposure to loss	1,330.8

The total assets of unconsolidated VIEs related to securitizations were approximately $40 billion at October 31, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2014	2013
Retail notes securitized	$4,615.9	$4,167.2
Allowance for credit losses	(13.6)	(14.1)
Other assets	107.6	100.2
Total restricted securitized assets	$4,709.9	$4,253.3

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2014	2013
Securitization borrowings	$4,558.5	$4,109.1
Accounts payable and accrued expenses	1.5	1.3
Total liabilities related to restricted securitized assets	$4,560.0	$4,110.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2014, the maximum remaining term of all restricted securitized retail notes was approximately six years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially determined based upon appraisals and estimates. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2014, the Company recorded impairment losses on operating leases of $3 million. There were no significant impairment losses recorded during 2013 or 2012. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 31 was as follows (in millions of dollars):

	2014	2013
Agriculture and turf equipment	$2,229.9	$1,706.2
Construction and forestry equipment	819.6	542.1
Total	3,049.5	2,248.3
Accumulated depreciation	(459.2)	(376.2)
Equipment on operating leases — net	$2,590.3	$1,872.1

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 were scheduled as follows (in millions of dollars):

	2014	2013
Due in:
0-12 months	$372.7	$284.0
13-24 months	235.7	176.6
25-36 months	115.3	86.1
37-48 months	52.2	42.3
Over 48 months	10.3	5.6
Total	$786.2	$594.6

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. There are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2014, 2013 and 2012, the operating lease revenue earned from John Deere was $12 million, $8 million and $6 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $44 million and $30 million at October 31, 2014 and 2013, respectively.

Note 8. Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2014		2013
Commercial paper and other notes payable	$2,172.8		$2,768.5
Securitization borrowings	4,558.5		4,109.1
John Deere	2,052.2		2,234.1
Current maturities of long-term borrowings	3,899.0	*	3,602.2	*
Total	$12,682.5		$12,713.9

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,559 million at October 31, 2014 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2015 - $2,383, 2016 - $1,342, 2017 - $636, 2018 - $176, 2019 - $21 and 2020 - $1. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2014 and 2013, was .6 percent.

Lines of credit available from U.S. and foreign banks were $6,027 million at October 31, 2014. Some of these credit lines are available to both the Capital Corporation and Deere & Company. At October 31, 2014, $3,367 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

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

Note 9.  Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2014		2013
Senior Debt:
Medium-term notes due 2015-2024 (principal $16,375 - 2014, $13,447 - 2013):	$16,573.0	*	$13,693.4	*
Average interest rate of 1.1% - 2014 and 2013
2.75% Senior notes due 2022 ($500 principal):	498.1	*	491.1	*
Swapped $500 to variable interest rate of .9% - 2014 and 2013
Other notes	.2		25.1
Total senior debt	17,071.3		14,209.6
Unamortized debt discount	(15.0)		(14.5)
Total **	$17,056.3		$14,195.1

*                                         Includes unamortized fair value adjustments related to interest rate swaps.

**                                  All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2015 - $3,899, 2016 - $4,496, 2017 - $3,650, 2018 - $2,678 and 2019 - $2,528.

Note 10. Leases

Total rental expense for operating leases was $3 million, $2 million and $4 million for 2014, 2013 and 2012, respectively. At October 31, 2014, future minimum lease payments under operating leases amounted to $5 million as follows (in millions of dollars): 2015 - $2, 2016 - $1, 2017 - $1 and 2018 - $1.

Note 11. Capital Stock

All of John Deere Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2014 or 2013. At October 31, 2014 and 2013, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock. In addition, in 2013, Deere & Company increased its investment in JDFS by $50 million. In turn, JDFS increased its investment in the Capital Corporation by the same amount.

Note 12. Dividends

In 2014 and 2013, the Capital Corporation declared and paid cash dividends of $140 million and $165 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company. The Capital Corporation did not declare or pay cash dividends to JDFS in 2012.

Note 13.  Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $6.4 million in 2014, $8.7 million in 2013 and $5.6 million in 2012. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $8.4 million in 2014, $11.5 million in 2013 and $7.9 million in 2012. Further disclosure for these plans is included in the notes to the Deere & Company 2014 Annual Report on Form 10-K.

Note 14.  Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2014, 2013 and 2012, the total share-based compensation expense was $5.3 million, $4.9 million and $5.0 million, respectively, with an income tax benefit recognized in net income of $2.0 million, $1.8 million and $1.8 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2014 Annual Report on Form 10-K.

Note 15.  Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2014	2013	2012
Current:
U.S.:
Federal	$274.4	$174.6	$173.6
State	7.9	6.8	10.1
Foreign	21.2	32.6	34.0
Total current	303.5	214.0	217.7

Deferred:
U.S.:
Federal	(33.7)	42.4	4.4
State	.6	.8	1.6
Foreign	(9.8)	1.2	(5.9)
Total deferred	(42.9)	44.4	.1
Provision for income taxes	$260.6	$258.4	$217.8

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2014	2013	2012
U.S. federal income tax provision at a statutory rate of 35 percent	$281.0	$254.0	$209.7
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.4)	(1.4)	(1.5)
Tax rates on foreign earnings	(8.0)	(7.2)	(6.3)
Foreign tax benefit	(23.1)
State and local income taxes, net of federal income tax benefit	5.5	4.9	7.6
Other — net	6.6	8.1	8.3
Provision for income taxes	$260.6	$258.4	$217.8

At October 31, 2014, accumulated earnings in certain subsidiaries outside the U.S. totaled $303.6 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2014, the amount of cash and cash equivalents held by these foreign subsidiaries was $56.4 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 was as follows (in millions of dollars):

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Lease transactions		$381.2		$406.2
Tax over book depreciation		5.0		2.9
Deferred retail note finance income		4.1		3.9
Allowance for credit losses	$46.0		$43.1
Unrealized gain/loss on derivatives	.3		2.0
Accrual for retirement and other benefits	25.5		22.2
Federal taxes on deferred state tax deductions	13.6		12.6
Tax loss and tax credit carryforwards	5.3		5.4
Miscellaneous accruals and other	18.6		5.3
Less valuation allowances	(1.1)		(.8)
Deferred income tax assets and liabilities	$108.2	$390.3	$89.8	$413.0

At October 31, 2014, certain tax loss and tax credit carryforwards of $5.3 million were available, with $4.4 million expiring from 2015 through 2034 and $.9 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 was as follows (in millions of dollars):

	2014	2013	2012
Beginning of year balance	$33.6	$32.5	$30.0
Increases to tax positions taken during the current year	12.1	11.8	12.0
Increases to tax positions taken during prior years	.7	1.1	.8
Decreases to tax positions taken during prior years	(7.0)	(7.8)	(6.6)
Decreases due to lapse of statute of limitations	(3.2)	(4.0)	(3.6)
Foreign exchange			(.1)
End of year balance	$36.2	$33.6	$32.5

The amount of unrecognized tax benefits at October 31, 2014 that would affect the effective tax rate if the tax benefits were recognized was $20.2 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2009. The years’ 2009 through 2012 federal income tax returns are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2014, 2013 and 2012, the total amount of expense from interest and penalties was $1.7 million, $.4 million and $.2 million and the interest income was not material for any of the periods. At October 31, 2014 and 2013, the liability for accrued interest and penalties totaled $14.4 million and $12.8 million, respectively.

Note 16.  Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2014	2013	2012
Other income - net
Fees from John Deere	$43.2	$45.5	$43.0
Other	27.1	25.7	25.1
Total	$70.3	$71.2	$68.1

Administrative and operating expenses
Compensation and benefits	$261.2	$253.2	$209.6
Other	149.4	124.1	129.7
Total	$410.6	$377.3	$339.3

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

Cash payments by the Company for interest in 2014, 2013 and 2012 were $315 million, $364 million and $506 million, respectively. Cash payments for income taxes during these same periods were $301 million, $228 million and $204 million, respectively.

Note 18.  Commitments and Contingencies

At October 31, 2014, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $442 million of commercial paper, $469 million of medium-term notes outstanding, and a fair value liability of $8 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,364 million that were guaranteed by John Deere Capital Corporation. The weighted average interest rate on the medium-term notes at October 31, 2014 was 4.8 percent with a maximum remaining maturity of approximately one year.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,565 million at October 31, 2014. The weighted average interest rate on the debt at October 31, 2014 was 2.3 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.0 billion at October 31, 2014. The amount of unused commitments to extend credit to customers was $27.2 billion at October 31, 2014. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2014, the Company had restricted other assets of approximately $33 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

Note 19. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2014	2013	2012
Cumulative translation adjustment:
Beginning of year balance	$39.5	$33.2	$62.4
Current period activity	(33.5)	6.3	(29.2)
End of year balance	$6.0	$39.5	$33.2

Unrealized gain (loss) on derivatives:
Beginning of year balance	$(3.9)	$(11.6)	$(8.3)
Current period activity	3.3	7.7	(3.3)
End of year balance	$(.6)	$(3.9)	$(11.6)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2014
Cumulative translation adjustment	$(33.5)		$(33.5)
Unrealized gain (loss) on derivatives:
Unrealized hedging loss	(10.2)	$3.6	(6.6)
Reclassification of realized (gain) loss to:
Interest rate contracts — Interest expense	9.8	(3.5)	6.3
Foreign exchange contracts — Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain on derivatives	5.1	(1.8)	3.3
Total other comprehensive income (loss)	$(28.4)	$(1.8)	$(30.2)

2013
Cumulative translation adjustment	$6.3		$6.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	33.3	$(11.6)	21.7
Reclassification of realized (gain) loss to:
Interest rate contracts — Interest expense	17.8	(6.2)	11.6
Foreign exchange contracts — Administrative and operating expenses	(39.3)	13.7	(25.6)
Net unrealized gain on derivatives	11.8	(4.1)	7.7
Total other comprehensive income (loss)	$18.1	$(4.1)	$14.0

2012
Cumulative translation adjustment	$(29.2)		$(29.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging loss	(60.5)	$21.4	(39.1)
Reclassification of realized (gain) loss to:
Interest rate contracts — Interest expense	13.1	(4.6)	8.5
Foreign exchange contracts — Administrative and operating expenses	42.3	(15.0)	27.3
Net unrealized loss on derivatives	(5.1)	1.8	(3.3)
Total other comprehensive income (loss)	$(34.3)	$1.8	$(32.5)

Note 20.  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values at October 31 were as follows (in millions of dollars):

	2014		2013
	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed - net	$25,791.2	$25,716.9	$24,568.8	$24,458.9
Retail notes securitized - net	4,602.3	4,573.4	4,153.1	4,124.4
Securitization borrowings	4,558.5	4,561.6	4,109.1	4,112.8
Current maturities of long-term borrowings	3,899.0	3,910.1	3,602.2	3,623.1
Long-term borrowings	17,056.3	17,212.9	14,195.1	14,331.3

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2014	2013

Receivables from John Deere
Derivatives:
Interest rate contracts	$183.7	$175.5
Cross-currency interest rate contracts	2.8	1.1
Other assets
Derivatives:
Interest rate contracts	117.3	156.8
Foreign exchange contracts	3.1	1.0
Cross-currency interest rate contracts		.1
Total assets *	$306.9	$334.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$52.2	$84.8
Cross-currency interest rate contracts		1.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	23.0	29.9
Foreign exchange contracts	8.6	15.8
Cross-currency interest rate contracts		16.0
Total liabilities	$83.8	$147.6

*                                         Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 31 were as follows (in millions of dollars):

	Fair Value		(Gains) / Losses
	2014	2013	2014	2013	2012
Receivables:
Retail notes	$5.3		$1.7
Revolving charge accounts			.2		$.5
Wholesale receivables					.1
Operating loans		$14.3	(3.7)	$3.7
Total Receivables	$5.3	$14.3	$(1.8)	$3.7	$.6

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

Note 21. Derivative Instruments

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2014 and 2013 were $3,050 million and $3,100 million, respectively. The total notional amount of the cross-currency interest rate contracts was none and $746 million at October 31, 2014 and 2013, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2014 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 37 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2014 and 2013 were $8,228 million and $6,864 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2.0 million and a gain of $.2 million during 2014 and 2013, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flow.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2014	2013
Interest rate contracts *	$(12.8)	$(237.5)
Borrowings **	10.8	237.7

*                                         Includes changes in fair value of interest rate contracts excluding net accrued interest income of $161.0 million and $146.6 million during 2014 and 2013, respectively.

**                                  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $248.0 million and $237.9 million during 2014 and 2013, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2014 and 2013 were $3,076 million and $2,950 million, the foreign exchange contracts were $1,364 million and $1,339 million, and the cross-currency interest rate contracts were $98 million and $85 million, respectively. At October 31, 2014 and 2013, there were also $1,703 million and $1,641 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2014	2013

Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$148.1	$144.3

Not designated as hedging instruments:
Interest rate contracts	35.6	31.2
Cross-currency interest rate contracts	2.8	1.1
Total not designated	38.4	32.3

Other Assets
Designated as hedging instruments:
Interest rate contracts	107.5	140.5

Not designated as hedging instruments:
Interest rate contracts	9.8	16.3
Foreign exchange contracts	3.1	1.0
Cross-currency interest rate contracts		.1
Total not designated	12.9	17.4

Total derivatives	$306.9	$334.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$35.3	$71.0
Cross-currency interest rate contracts		.4
Total designated	35.3	71.4

Not designated as hedging instruments:
Interest rate contracts	16.9	13.8
Cross-currency interest rate contracts		.7
Total not designated	16.9	14.5

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Cross-currency interest rate contracts		16.0

Not designated as hedging instruments:
Interest rate contracts	23.0	29.9
Foreign exchange contracts	8.6	15.8
Total not designated	31.6	45.7

Total derivatives	$83.8	$147.6

The classifications and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI Classification	2014	2013	2012
Fair Value Hedges
Interest rate contracts	Interest expense	$148.2	$(90.9)	$332.4

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(6.1)	(14.6)	(22.1)
Foreign exchange contracts	OCI (pretax) *	(4.1)	47.9	(38.4)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(9.8)	(17.8)	(13.1)
Foreign exchange contracts	Administrative and operating expenses *	(5.5)	39.3	(42.3)

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$5.0	$(4.5)	$(8.6)
Foreign exchange contracts	Administrative and operating expenses *	52.6	20.8	7.7
Total not designated		$57.6	$16.3	$(.9)

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amounts are not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions were gains of $146 million and $281 million during 2014 and 2012, respectively, and a loss of $100 million during 2013.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At October 31, 2014 and 2013, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty, the credit default swap spread of the counterparty and other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default or early termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was the gross amount of the external derivatives shown in the subsequent table. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2014 and 2013.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $8 million and $17 million as of October 31, 2014 and 2013, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2014

Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$120.4	$(24.3)		$96.1
John Deere	186.5	(50.4)		136.1
Liabilities
External	31.6	(24.3)		7.3
John Deere	52.2	(50.4)		1.8

2013

Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$157.9	$(42.6)	$(2.4)	$112.9
John Deere	176.6	(82.9)		93.7
Liabilities
External	61.7	(42.6)		19.1
John Deere	85.9	(82.9)		3.0

Note 22.  Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues, operating profit, which is income of consolidated group before income taxes plus equity in income of unconsolidated affiliate, and Receivables attributed to the U.S. and countries outside the U.S. is disclosed below. No individual foreign country’s revenues, operating profit or Receivables were material for disclosure purposes.

Geographic area information as of and for the years ended October 31, 2014, 2013 and 2012 is presented below (in millions of dollars):

	2014	2013	2012
Revenues:
U.S.	$1,646.0	$1,528.7	$1,445.6
Outside the U.S.	249.8	238.8	229.0
Total	$1,895.8	$1,767.5	$1,674.6

Operating profit:
U.S.	$682.2	$605.7	$494.2
Outside the U.S.	122.6	121.2	106.3
Total	$804.8	$726.9	$600.5

Receivables:
U.S.	$26,570.0	$24,895.1	$21,553.9
Outside the U.S.	3,935.9	3,938.2	3,650.4
Total	$30,505.9	$28,833.3	$25,204.3

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

Summarized financial information of the unconsolidated affiliated company was as follows (in millions of dollars):

	Year Ended October 31
	2014	2013	2012
Operations:
Total revenue	$13.7	$11.9	$11.2
Net income	3.8	2.2	2.8
The Company’s equity in net income	1.9	1.1	1.4

	October 31
	2014	2013
Financial Position:
Total assets	$202.8	$189.2
Total external borrowings	176.3	165.7
Total net assets	21.9	20.5
The Company’s share of net assets	10.9	10.2

Note 24.  Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2014:
Revenues	$431.8	$454.5	$487.6	$521.9	$1,895.8
Interest expense	74.1	63.4	69.0	74.6	281.1
Operating expenses	183.5	196.7	218.1	213.5	811.8
Provision for income taxes	38.5	70.6	71.6	79.9	260.6
Equity in income of unconsolidated affiliate	.8	.5	.3	.3	1.9
Net income attributable to the Company	$136.5	$124.3	$129.2	$154.2	$544.2

2013:
Revenues	$408.1	$431.3	$451.7	$476.4	$1,767.5
Interest expense	87.5	95.3	85.0	84.4	352.2
Operating expenses	165.7	166.9	170.0	186.9	689.5
Provision for income taxes	50.2	63.7	72.2	72.3	258.4
Equity in income of unconsolidated affiliate	.3	.5	.2	.1	1.1
Net income attributable to the Company	$105.0	$105.9	$124.7	$132.9	$468.5

Note 25.  Subsequent Events

In December 2014, the Capital Corporation paid a $100 million dividend to JDFS. JDFS in turn, paid a $100 million dividend to Deere & Company.

In December 2014, the Company issued Australian dollar denominated medium-term notes of $227 million due in December 2019.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011*)

4.3

Second Supplemental Senior Indenture dated as of April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003*)

4.5

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited (Exhibit 4.3 to Form 10-K of the registrant for the year ended October 31, 2012, Securities and Exchange Commission File No. 1-6458*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.	Not applicable

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

2018 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 24, 2014 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.11

2019 Credit Agreement among registrant, Deere & Company, John Deere Bank S.A.,various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al, dated February 24, 2014 (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended January 31, 2014, Securities and Exchange Commission file number 1-4121*)

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2014 (Securities and Exchange Commission file number 1-4121*)

100.	Not applicable

101.	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.