Form 10-Q
period 2015-01-31
DEERE JOHN CAPITAL CORP
filed 2015-02-26
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

At January 31, 2015, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 34

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Three Months Ended January 31, 2015 and 2014

(Unaudited)

(in millions)

	2015	2014
Revenues
Finance income earned on retail notes	$190.6	$179.2
Revolving charge account income	48.9	50.0
Finance income earned on wholesale receivables	93.8	86.7
Lease revenues	128.9	98.7
Operating loan income		.3
Other income - net	14.6	16.9
Total revenues	476.8	431.8
Expenses
Interest expense	74.6	74.1
Operating expenses:
Administrative and operating expenses	96.4	95.2
Fees paid to John Deere	13.6	18.3
Provision for credit losses	.9	2.3
Depreciation of equipment on operating leases	91.4	67.7
Total operating expenses	202.3	183.5
Total expenses	276.9	257.6
Income of consolidated group before income taxes	199.9	174.2
Provision for income taxes	66.7	38.5
Income of consolidated group	133.2	135.7
Equity in income of unconsolidated affiliate	.4	.8
Net income	133.6	136.5
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$133.6	$136.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Three Months Ended January 31, 2015 and 2014

(Unaudited)

(in millions)

	2015	2014

Net income	$133.6	$136.5

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(48.2)	(9.1)
Unrealized gain (loss) on derivatives	(1.0)	2.1
Other comprehensive income (loss), net of income taxes	(49.2)	(7.0)

Comprehensive income of consolidated group	84.4	129.5
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$84.4	$129.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 31	October 31	January 31
	2015	2014	2014
Assets
Cash and cash equivalents	$1,036.7	$1,059.4	$357.6
Receivables:
Retail notes	14,928.4	14,845.4	14,820.2
Retail notes securitized	3,905.1	4,615.9	3,502.1
Revolving charge accounts	1,839.4	2,535.9	1,760.0
Wholesale receivables	7,784.8	7,919.1	7,638.3
Financing leases	541.0	589.6	529.9
Operating loans			25.3
Total receivables	28,998.7	30,505.9	28,275.8
Allowance for credit losses	(111.5)	(112.4)	(111.0)
Total receivables – net	28,887.2	30,393.5	28,164.8
Other receivables	42.5	35.3	35.9
Receivables from John Deere	326.6	186.5	169.3
Equipment on operating leases – net	2,621.0	2,590.3	1,854.2
Investment in unconsolidated affiliate	10.2	10.9	10.9
Deferred income taxes	20.3	21.4	24.8
Other assets	541.6	482.4	504.5
Total Assets	$33,486.1	$34,779.7	$31,122.0
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,457.3	$2,172.8	$2,177.7
Securitization borrowings	3,887.9	4,558.5	3,490.8
John Deere	1,317.8	2,052.2	2,119.9
Current maturities of long-term borrowings	3,704.3	3,899.0	3,903.1
Total short-term borrowings	11,367.3	12,682.5	11,691.5
Other payables to John Deere	22.1	52.2	108.5
Accounts payable and accrued expenses	656.0	712.7	565.7
Deposits withheld from dealers and merchants	164.8	167.4	169.5
Deferred income taxes	435.0	303.5	340.9
Long-term borrowings	17,051.4	17,056.3	14,685.3
Total liabilities	29,696.6	30,974.6	27,561.4
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,350.1	2,316.5	2,048.8
Accumulated other comprehensive income (loss)	(43.8)	5.4	28.6
Total Company stockholder’s equity	3,789.1	3,804.7	3,560.2
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	3,789.5	3,805.1	3,560.6
Total Liabilities and Stockholder’s Equity	$33,486.1	$34,779.7	$31,122.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Three Months Ended January 31, 2015 and 2014

(Unaudited)

(in millions)

	2015	2014
Cash Flows from Operating Activities:
Net income	$133.6	$136.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	.9	2.3
Provision for depreciation and amortization	94.0	70.1
Provision (credit) for deferred income taxes	133.2	(8.2)
Undistributed earnings of unconsolidated affiliate	(.4)	(.8)
Change in accounts payable and accrued expenses	(5.5)	(36.5)
Change in accrued income taxes payable/receivable	15.7	12.0
Other	10.9	(8.3)
Net cash provided by operating activities	382.4	167.1

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,533.8)	(4,080.6)
Collections of receivables (excluding wholesale)	4,696.0	4,647.1
Increase in wholesale receivables - net	(26.7)	(205.5)
Cost of equipment on operating leases acquired	(378.6)	(307.1)
Proceeds from sales of equipment on operating leases	158.3	187.4
Change in restricted cash	(9.3)	(33.9)
Other	(5.6)	(6.6)
Net cash provided by investing activities	900.3	200.8

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable - net	390.3	(530.8)
Decrease in securitization borrowings - net	(670.6)	(618.3)
Decrease in payable to John Deere - net	(691.0)	(107.8)
Proceeds from issuance of long-term borrowings	977.2	1,772.7
Payments of long-term borrowings	(1,201.4)	(883.9)
Dividends paid	(100.0)
Debt issuance costs	(5.2)	(6.8)
Net cash used for financing activities	(1,300.7)	(374.9)

Effect of exchange rate changes on cash and cash equivalents	(4.7)	(14.9)
Net decrease in cash and cash equivalents	(22.7)	(21.9)
Cash and cash equivalents at beginning of period	1,059.4	379.5
Cash and cash equivalents at end of period	$1,036.7	$357.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2014 and 2015

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2013	$ 3,431.1	$ 1,482.8	$ 1,912.3	$ 35.6	$ .4
Net income	136.5		136.5
Other comprehensive loss	(7.0)			(7.0)
Balance January 31, 2014	$ 3,560.6	$ 1,482.8	$ 2,048.8	$ 28.6	$ .4

Balance October 31, 2014	$ 3,805.1	$ 1,482.8	$ 2,316.5	$ 5.4	$ .4
Net income	133.6		133.6
Other comprehensive loss	(49.2)			(49.2)
Dividends declared	(100.0)		(100.0)
Balance January 31, 2015	$ 3,789.5	$ 1,482.8	$ 2,350.1	$ (43.8)	$ .4

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

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of other retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, financing leases and operating loans are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

(2)	New accounting standards to be adopted are as follows:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

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

(3)	The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2014	$ 6.0	$ (.6)	$ 5.4
Other comprehensive income (loss) items before reclassification	(48.2)	(2.3)	(50.5)
Amounts reclassified from accumulated other comprehensive income		1.3	1.3
Net current period other comprehensive income (loss)	(48.2)	(1.0)	(49.2)
Balance January 31, 2015	$ (42.2)	$ (1.6)	$ (43.8)

Balance October 31, 2013	$ 39.5	$ (3.9)	$ 35.6
Other comprehensive income (loss) items before reclassification	(9.1)	(3.8)	(12.9)
Amounts reclassified from accumulated other comprehensive income		5.9	5.9
Net current period other comprehensive income (loss)	(9.1)	2.1	(7.0)
Balance January 31, 2014	$ 30.4	$ (1.8)	$ 28.6

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

Three Months Ended January 31, 2015	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment	$(48.2)		$(48.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(3.6)	$1.3	(2.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.1	(.8)	1.3
Net unrealized (loss) on derivatives	(1.5)	.5	(1.0)
Total other comprehensive income (loss)	$(49.7)	$.5	$(49.2)

Three Months Ended January 31, 2014
Cumulative translation adjustment	$(9.1)		$(9.1)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(5.9)	$2.1	(3.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.6	(1.3)	2.3
Foreign exchange contracts – Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain on derivatives	3.2	(1.1)	2.1
Total other comprehensive income (loss)	$(5.9)	$(1.1)	$(7.0)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

			January 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$108.6	$34.6	$35.0	$178.2
Construction and forestry equipment	57.9	25.2	10.6	93.7
Revolving charge accounts:
Agriculture and turf equipment	20.3	5.3	1.1	26.7
Construction and forestry equipment	2.8	.9	.4	4.1
Wholesale receivables:
Agriculture and turf equipment	5.1	3.9	2.1	11.1
Construction and forestry equipment	.1	.1	1.4	1.6
Financing leases:
Agriculture and turf equipment	7.3	3.7	.8	11.8
Construction and forestry equipment	4.1	1.8	.9	6.8
Total Receivables	$206.2	$75.5	$52.3	$334.0

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$178.2	$42.3	$16,238.8	$16,459.3
Construction and forestry equipment	93.7	11.6	2,268.9	2,374.2
Revolving charge accounts:
Agriculture and turf equipment	26.7	1.0	1,738.9	1,766.6
Construction and forestry equipment	4.1		68.7	72.8
Wholesale receivables:
Agriculture and turf equipment	11.1	1.0	6,886.8	6,898.9
Construction and forestry equipment	1.6		884.3	885.9
Financing leases:
Agriculture and turf equipment	11.8	14.1	346.9	372.8
Construction and forestry equipment	6.8	2.3	159.1	168.2
Total Receivables	$334.0	$72.3	$28,592.4	$28,998.7

			October 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$85.0	$30.8	$24.0	$139.8
Construction and forestry equipment	53.6	15.6	7.0	76.2
Revolving charge accounts:
Agriculture and turf equipment	11.3	3.7	.9	15.9
Construction and forestry equipment	2.4	1.2	.3	3.9
Wholesale receivables:
Agriculture and turf equipment	4.1	3.4	4.5	12.0
Construction and forestry equipment	.2		1.5	1.7
Financing leases:
Agriculture and turf equipment	7.5	5.1	.6	13.2
Construction and forestry equipment	2.5	.8	.2	3.5
Total Receivables	$166.6	$60.6	$39.0	$266.2

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$139.8	$41.8	$17,023.9	$17,205.5
Construction and forestry equipment	76.2	14.3	2,165.3	2,255.8
Revolving charge accounts:
Agriculture and turf equipment	15.9	1.1	2,437.0	2,454.0
Construction and forestry equipment	3.9	.1	77.9	81.9
Wholesale receivables:
Agriculture and turf equipment	12.0	1.1	6,961.0	6,974.1
Construction and forestry equipment	1.7		943.3	945.0
Financing leases:
Agriculture and turf equipment	13.2	11.5	396.0	420.7
Construction and forestry equipment	3.5	1.3	164.1	168.9
Total Receivables	$266.2	$71.2	$30,168.5	$30,505.9

	January 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$93.3	$33.3	$21.8	$148.4
Construction and forestry equipment	50.2	19.4	9.9	79.5
Revolving charge accounts:
Agriculture and turf equipment	19.9	5.0	1.7	26.6
Construction and forestry equipment	4.0	1.3	.5	5.8
Wholesale receivables:
Agriculture and turf equipment	11.1	5.2	6.3	22.6
Construction and forestry equipment	.2	.2	.2	.6
Financing leases:
Agriculture and turf equipment	4.4	3.9	1.4	9.7
Construction and forestry equipment	2.9	.4	.4	3.7
Operating loans:
Agriculture and turf equipment
Total Receivables	$186.0	$68.7	$42.2	$296.9

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$148.4	$42.0	$16,251.1	$16,441.5
Construction and forestry equipment	79.5	14.1	1,787.2	1,880.8
Revolving charge accounts:
Agriculture and turf equipment	26.6	1.0	1,665.0	1,692.6
Construction and forestry equipment	5.8	.1	61.5	67.4
Wholesale receivables:
Agriculture and turf equipment	22.6	.5	6,795.4	6,818.5
Construction and forestry equipment	.6		819.2	819.8
Financing leases:
Agriculture and turf equipment	9.7	11.4	353.2	374.3
Construction and forestry equipment	3.7	.9	151.0	155.6
Operating loans:
Agriculture and turf equipment			25.3	25.3
Total Receivables	$296.9	$70.0	$27,908.9	$28,275.8

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 31, 2015
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision (credit) for credit losses	.9	(.3)	.1	.2	.9
Write-offs	(2.3)	(3.6)	(.2)		(6.1)
Recoveries	1.3	3.9			5.2
Other changes (primarily translation adjustments)	(.5)		(.2)	(.2)	(.9)
End of period balance	$55.5	$39.9	$7.3	$8.8	$111.5
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of period balance	$18,833.5	$1,839.4	$7,784.8	$541.0	$28,998.7
Balance individually evaluated *	$23.4	$.5	$3.8	$1.2	$28.9

	Three Months Ended
	January 31, 2014
Allowance:
Beginning of period balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision for credit losses	1.0	1.1		.2	2.3
Write-offs	(2.3)	(4.5)		(.3)	(7.1)
Recoveries	1.4	3.4			4.8
Other changes (primarily translation adjustments)	(.4)				(.4)
End of period balance	$50.4	$39.7	$6.4	$14.5	$111.0
Balance individually evaluated *			$.1	$3.7	$3.8

Receivables:
End of period balance	$18,322.3	$1,760.0	$7,638.3	$555.2	$28,275.8
Balance individually evaluated *	$14.0	$.2	$.3	$25.5	$40.0

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

An analysis of impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
January 31, 2015 *
Receivables with specific allowance:
Retail notes	$5.8	$5.7	$1.7	$6.6
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	6.1	6.0	2.0	6.9

Receivables without specific allowance:
Retail notes	5.5	5.3		5.6
Total without specific allowance	5.5	5.3		5.6
Total	$11.6	$11.3	$2.0	$12.5

Agriculture and turf	$10.2	$10.0	$2.0	$11.1
Construction and forestry	1.4	1.3		1.4
Total	$11.6	$11.3	$2.0	$12.5

October 31, 2014 *
Receivables with specific allowance:
Retail notes	$7.0	$6.9	$1.7	$8.4
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	7.3	7.2	2.0	8.7

Receivables without specific allowance:
Retail notes	5.9	5.7		6.1
Total without specific allowance	5.9	5.7		6.1
Total	$13.2	$12.9	$2.0	$14.8

Agriculture and turf	$11.7	$11.4	$2.0	$13.0
Construction and forestry	1.5	1.5		1.8
Total	$13.2	$12.9	$2.0	$14.8

January 31, 2014 *
Receivables with specific allowance:
Wholesale receivables	$.1	$.1	$.1	$.1
Operating loans	17.7	17.7	3.7	18.0
Total with specific allowance	17.8	17.8	3.8	18.1

Receivables without specific allowance:
Retail notes	6.5	6.3		6.9
Total without specific allowance	6.5	6.3		6.9
Total	$24.3	$24.1	$3.8	$25.0

Agriculture and turf	$22.4	$22.2	$3.8	$23.0
Construction and forestry	1.9	1.9		2.0
Total	$24.3	$24.1	$3.8	$25.0

*                                         Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2015, the Company identified nine Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $.1 million pre-modification and $.1 million post-modification. During the first quarter of 2014, there were six Receivable contracts, primarily retail notes, with aggregate balances of $.2 million pre-modification and $.2 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,563 million, $3,011 million and $2,223 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) of these SPEs totaled $2,500 million, $2,942 million and $2,159 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $184 million, $368 million and $296 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) were $179 million, $351 million and $289 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,246 million, $1,331 million and $1,069 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (securitization borrowings and accounts payable and accrued expenses) related to these conduits were $1,211 million, $1,267 million and $1,044 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 31 2015
Carrying value of liabilities	$1,210.7
Maximum exposure to loss	1,246.3

The total assets of unconsolidated VIEs related to securitizations were approximately $53 billion at January 31, 2015.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31 2015	October 31 2014	January 31 2014
Retail notes securitized	$3,905.1	$4,615.9	$3,502.1
Allowance for credit losses	(11.8)	(13.6)	(11.2)
Other assets	99.2	107.6	97.2
Total restricted securitized assets	$3,992.5	$4,709.9	$3,588.1

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31 2015	October 31 2014	January 31 2014
Securitization borrowings	$3,887.9	$4,558.5	$3,490.8
Accounts payable and accrued expenses	1.6	1.5	.8
Total liabilities related to restricted securitized assets	$3,889.5	$4,560.0	$3,491.6

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)                                 Commitments and contingencies:

At January 31, 2015, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $312 million of commercial paper, $416 million of medium-term notes outstanding, and a fair value liability of $31 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,469 million that were guaranteed by John Deere Capital Corporation. The weighted average interest rate on the medium-term notes at January 31, 2015 was 4.8 percent with a maximum remaining maturity of less than one year.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,387 million at January 31, 2015. The weighted average interest rate on the debt at January 31, 2015 was 2.3 percent with a maximum remaining maturity of approximately four years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.3 billion at January 31, 2015. The amount of unused commitments to extend credit to customers was $27.7 billion at January 31, 2015. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2015, the Company had restricted other assets of approximately $46 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)

The Company’s unrecognized tax benefits at January 31, 2015 were $31 million, compared to $36 million at October 31, 2014. The liability at January 31, 2015 consisted of approximately $16 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes to the unrecognized tax benefits for the first three months of 2015 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 31, 2015	October 31, 2014		January 31, 2014
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed – net	$ 24,993.9	$ 24,927.3	$ 25,791.2	$ 25,716.9	$ 24,673.9	$ 24,557.4
Retail notes securitized – net	3,893.3	3,867.6	4,602.3	4,573.4	3,490.9	3,463.3
Securitization borrowings	3,887.9	3,891.2	4,558.5	4,561.6	3,490.8	3,492.4
Current maturities of long-term borrowings	3,704.3	3,712.4	3,899.0	3,910.1	3,903.1	3,911.9
Long-term borrowings	17,051.4	17,242.9	17,056.3	17,212.9	14,685.3	14,851.9

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 31	October 31	January 31
	2015	2014	2014
Receivables from John Deere
Derivatives:
Interest rate contracts	$316.2	$183.7	$165.1
Cross-currency interest rate contracts	10.4	2.8	4.2
Other assets
Derivatives:
Interest rate contracts	122.2	117.3	147.3
Foreign exchange contracts	25.7	3.1	13.0
Cross-currency interest rate contracts			.1
Total assets *	$474.5	$306.9	$329.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$22.1	$52.2	$108.5
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	27.1	23.0	29.3
Foreign exchange contracts	2.4	8.6	6.2
Total liabilities	$51.6	$83.8	$144.0

*

Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value *
	January 31	October 31	January 31
	2015	2014	2014
Receivables:
Retail notes	$ 4.1	$ 5.3
Operating loans			$ 14.0
Total Receivables	$ 4.1	$ 5.3	$ 14.0

*			There were no gains or losses recorded for the three months ended January 31, 2015 or 2014.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were $2,550 million, $3,050 million and $3,600 million, respectively. The notional amounts of cross-currency interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were none. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2015 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $3 million after-tax. These contracts mature in up to 34 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were $7,903 million, $8,228 million and $7,611 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. During the first three months of 2015 and 2014, the ineffective portions were a gain of $3 million and a loss of $2 million, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended January 31
	2015	2014
Interest rate contracts *	$168.2	$(70.6)
Borrowings **	(165.4)	68.7

* Includes changes in fair value of interest rate contracts excluding net accrued interest income of $43.0 million and $34.7 million during the first three months of 2015 and 2014, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $65.6 million and $54.5 million during the first three months of 2015 and 2014, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 31, 2015, October 31, 2014 and January 31, 2014 were $2,753 million, $3,076 million and $3,118 million, the foreign exchange contracts were $1,084 million, $1,364 million and $1,555 million and the cross-currency interest rate contracts were $97 million, $98 million and $86 million, respectively. At January 31, 2015, October 31, 2014 and January 31, 2014 there were also $1,502 million, $1,703 million and $1,458 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 31 2015	October 31 2014	January 31 2014
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$276.9	$148.1	$130.4

Not designated as hedging instruments:
Interest rate contracts	39.3	35.6	34.7
Cross-currency interest rate contracts	10.4	2.8	4.2
Total not designated	49.7	38.4	38.9

Other Assets
Designated as hedging instruments:
Interest rate contracts	116.2	107.5	140.1

Not designated as hedging instruments:
Interest rate contracts	6.0	9.8	7.2
Foreign exchange contracts	25.7	3.1	13.0
Cross-currency interest rate contracts			.1
Total not designated	31.7	12.9	20.3

Total derivatives	$474.5	$306.9	$329.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$6.6	$35.3	$94.6

Not designated as hedging instruments:
Interest rate contracts	15.5	16.9	13.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts	27.1	23.0	29.3
Foreign exchange contracts	2.4	8.6	6.2
Total not designated	29.5	31.6	35.5

Total derivatives	$51.6	$83.8	$144.0

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI	Three Months Ended January 31
	Classification	2015	2014
Fair Value Hedges:
Interest rate contracts	Interest expense	$211.2	$(35.9)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(3.6)	(1.8)
Foreign exchange contracts	OCI (pretax) *		(4.1)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(2.1)	(3.6)
Foreign exchange contracts	Administrative and operating expenses *		(5.5)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$(3.7)	$2.7
Foreign exchange contracts	Administrative and operating expenses *	128.2	53.5
Total not designated		$124.5	$56.2

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended January 31, 2015 and 2014 was a gain of $210 million and a loss of $31 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 31, 2015, October 31, 2014 and January 31, 2014, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $5 million, $8 million and $36 million as of January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 31, 2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount

Assets
External	$147.9	$ (29.3)		$ 118.6
John Deere	326.6	(21.5)		305.1
Liabilities
External	29.5	(29.3)		.2
John Deere	22.1	(21.5)		.6

October 31, 2014
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount

Assets
External	$120.4	$ (24.3)		$ 96.1
John Deere	186.5	(50.4)		136.1
Liabilities
External	31.6	(24.3)		7.3
John Deere	52.2	(50.4)		1.8

January 31, 2014

Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount

Assets
External	$160.4	$ (29.5)	$ (2.4)	$ 128.5
John Deere	169.3	(105.9)		63.4
Liabilities
External	35.5	(29.5)		6.0
John Deere	108.5	(105.9)		2.6

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.5 million and $1.5 million for the first three months of 2015 and 2014, respectively. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.0 million and $2.2 million the first three months of 2015 and 2014, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2015.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 25 to 30 percent for 2015. Industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent. South American industry sales of tractors and combines are projected to decrease 10 to 15 percent.  Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2015, while Asian sales are projected to be down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2015.  John Deere’s agriculture and turf segment sales decreased 27 percent for the first quarter of 2015 and are forecast to decrease by about 23 percent for fiscal year 2015.  Construction equipment markets reflect economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions. Global forestry sales are expected to remain the same as the attractive levels of 2014. John Deere’s construction and forestry sales increased 13 percent in the first quarter of 2015 and are forecast to increase by about 5 percent for fiscal year 2015.

Net income attributable to the Company in fiscal year 2015 is expected to be approximately $505 million, compared to $544 million in fiscal year 2014. The forecast decline from 2014 is primarily due to lower financing spreads, an expected increase in the provision for credit losses from the low level in 2014 and a less favorable effective tax rate. These factors are projected to be partially offset by growth in the portfolio.

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

John Deere’s results reflected weaker conditions in the global farm sector, which negatively affected demand for agricultural machinery, particularly larger models. John Deere’s construction and forestry and financial services segments improved profits during the same period. Even with the weaker agriculture sector, John Deere expects to remain solidly profitable in 2015. John Deere’s plans to reach out to new markets and customers are making progress. Global population growth and rising living standards provide confidence John Deere is well positioned to earn solid returns through the business cycle and to benefit from the world’s need for productive equipment in the future.

2015 Compared with 2014

Net income attributable to the Company was $133.6 million in the first quarter of 2015, compared with $136.5 million for the same period last year. Lower results for the quarter were primarily due to a less favorable effective tax rate and lower financing spreads, partially offset by growth in the portfolio.

Revenues totaled $476.8 million in the first quarter of 2015, compared with $431.8 million for the same period last year. Finance income earned on retail notes totaled $190.6 million for the first quarter of 2015, compared with $179.2 million for the same period in 2014. The increase was primarily due to an increase in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $48.9 million for the first quarter of 2015, compared with $50.0 million during the same period last year. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $93.8 million for the first quarter of 2015, compared with $86.7 million for the same period in 2014. The increase was primarily due to an increase in the average balance of wholesale receivables. Lease revenues totaled $128.9 million for the first quarter of 2015, compared with $98.7 million in the first quarter of 2014. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $106.9 million in the first quarter of 2015, compared with $98.6 million for the same period last year. The increase was primarily the result of increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $74.6 million in the first quarter of 2015, compared with $74.1 million for the same period in 2014. The increase was primarily due to higher average borrowings, largely offset by lower average borrowing rates.

Fees paid to John Deere totaled $13.6 million in the first quarter of 2015, compared with $18.3 million for the same period in 2014. The decrease was primarily due to lower corporate support fees.

During the first quarter of 2015, the provision for credit losses totaled $.9 million, compared with $2.3 million for the same period in 2014. The decrease was primarily due to lower net write-offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .01 percent in the first quarter of 2015, compared with .03 percent for the same period in 2014. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $91.4 million in the first quarter of 2015, compared with $67.7 million for the same period in 2014. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $66.7 million in the first quarter of 2015, compared with $38.5 million for the same period in 2014. The increase was primarily due to a less favorable effective tax rate, resulting from a discrete foreign tax benefit in the first quarter of 2014, and higher pretax income.

The Company’s ratio of earnings to fixed charges was 3.64 to 1 for the first quarter of 2015, compared with 3.32 to 1 for the first quarter of 2014. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended January 31
	2015	2014	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,655.0	$2,243.0	$(588.0)	(26)%
Construction and forestry equipment	418.0	367.7	50.3	14
Total retail notes	2,073.0	2,610.7	(537.7)	(21)
Revolving charge accounts	1,413.0	1,358.6	54.4	4
Wholesale receivables	6,820.0	8,519.3	(1,699.3)	(20)
Financing leases	55.1	63.3	(8.2)	(13)
Equipment on operating leases	312.7	245.1	67.6	28
Total Receivables and Leases	$10,673.8	$12,797.0	$(2,123.2)	(17)

Agriculture and turf equipment retail note volumes decreased in the first quarter of 2015, when compared to last year, primarily due to decreases in retail sales of John Deere agriculture and turf equipment. Construction and forestry equipment retail note volumes increased in the first quarter of 2015, when compared to last year, primarily due to increases in retail sales of John Deere construction and forestry equipment and increased financing market share. Wholesale receivables decreased in the first quarter of 2015, when compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity. Equipment on operating leases volume increased during the first quarter of 2015, when compared to last year, primarily due to increased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 31	October 31	January 31
	2015	2014	2014
Retail notes:
Agriculture and turf equipment	$16,459.3	$17,205.5	$16,441.5
Construction and forestry equipment	2,374.2	2,255.8	1,880.8
Total retail notes	18,833.5	19,461.3	18,322.3
Revolving charge accounts	1,839.4	2,535.9	1,760.0
Wholesale receivables	7,784.8	7,919.1	7,638.3
Financing leases	541.0	589.6	529.9
Operating loans			25.3
Equipment on operating leases	2,621.0	2,590.3	1,854.2
Total Receivables and Leases	$31,619.7	$33,096.2	$30,130.0

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31	October 31	January 31
	2015	2014	2014
Receivables and Leases administered:
Owned by the Company	$27,714.6	$28,480.3	$26,627.9
Owned by the Company – restricted due to securitization	3,905.1	4,615.9	3,502.1
Total Receivables and Leases owned by the Company	31,619.7	33,096.2	30,130.0
Administered – with limited recourse*	.8	.9	2.1
Administered – without recourse**	.8	1.1	3.1
Total Receivables and Leases administered	$31,621.3	$33,098.2	$30,135.2

*          The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2015, October 31, 2014 and January 31, 2014 was not material. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**                        Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $334 million, $266 million and $297 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. These past due amounts represented 1.15 percent, .87 percent and 1.05 percent of the Receivables financed at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $72 million, $71 million and $70 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .25 percent, .23 percent and .25 percent at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31, 2015		January 31, 2014
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(.5)	(.01)%	$(1.5)	(.04)%
Construction and forestry equipment	(1.8)	(.31)	(.8)	(.19)
Total retail notes	(2.3)	(.05)	(2.3)	(.05)
Revolving charge accounts	(3.6)	(.70)	(4.5)	(.94)
Wholesale receivables	(.2)	(.01)
Financing leases			(.3)	(.23)
Total write-offs	(6.1)	(.08)	(7.1)	(.10)
Recoveries:
Retail notes:
Agriculture and turf equipment	1.1	.02	.8	.02
Construction and forestry equipment	.2	.04	.6	.14
Total retail notes	1.3	.03	1.4	.03
Revolving charge accounts	3.9	.76	3.4	.71
Wholesale receivables
Financing leases
Total recoveries	5.2	.07	4.8	.07
Total net write-offs	$(.9)	(.01)	$(2.3)	(.03)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $165 million at January 31, 2015, compared with $167 million at October 31, 2014 and $170 million at January 31, 2014.

The Company’s allowance for credit losses on all Receivables financed totaled $112 million at January 31, 2015, $112 million at October 31, 2014 and $111 million at January 31, 2014. The allowance for credit losses represented .38 percent of the total Receivables financed at January 31, 2015, .37 percent at October 31, 2014 and .39 percent at January 31, 2014. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities Exchange Commission (SEC) and other financial regulators; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility. Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact Company assets, operations, revenues, forecasts and results.

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

The liquidity and ongoing profitability of the Company depends largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first three months of 2015, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $382 million in the first three months of 2015. Net cash provided by investing activities totaled $900 million in the first three months of 2015, primarily due to the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $942 million, partially offset by an increase in wholesale receivables of $27 million. Net cash used for financing activities totaled $1,301 million in the first three months of 2015, resulting primarily from a decrease in payables to John Deere of $691 million, a net decrease in total external borrowings of $505 million and dividends paid of $100 million.  Cash and cash equivalents decreased $23 million during the first three months of 2015.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2015, October 31, 2014 and January 31, 2014 was $2,448 million, $2,146 million and $2,175 million, respectively, while the total cash and cash equivalents position was $1,037 million, $1,059 million and $358 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $35 million, $56 million and $52 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2014, the agreement was renewed with a total capacity, or “financial limit,” of $3,500 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2015, $1,389 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2015, the Company issued $977 million and retired $1,201 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2015, the Company also retired $671 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,615 million. At January 31, 2015, the Company’s funding profile included $2,457 million of commercial paper and other notes payable, $3,888 million of securitization borrowings, $1,318 million of intercompany loans from John Deere, $20,756 million of unsecured term debt, and $3,790 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $28,419 million at January 31, 2015, compared with $29,739 million at October 31, 2014, and $26,377 million at January 31, 2014. Total short-term indebtedness amounted to $11,367 million at January 31, 2015, compared with $12,683 million at October 31, 2014, and $11,692 million at January 31, 2014. Total long-term indebtedness amounted to $17,051 million at January 31, 2015, compared with $17,056 million at October 31, 2014, and $14,685 million at January 31, 2014. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.5 to 1 at January 31, 2015, compared with 7.8 to 1 at October 31, 2014 and 7.4 to 1 at January 31, 2014.

Stockholder’s equity was $3,790 million at January 31, 2015, compared with $3,805 million at October 31, 2014 and $3,561 million at January 31, 2014. The decrease in the first three months of 2015 resulted primarily from dividend payments of $100 million and a change in the cumulative translation adjustment of $48 million, partially offset by net income attributable to the Company of $134 million.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $6,009 million at January 31, 2015, $2,598 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the credit lines at January 31, 2015 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. In February 2015, the Company revised its credit facility agreements, which increased and extended the agreements to $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

John Deere Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $100 million in the first three months of 2015. In turn, JDFS paid comparable dividends to Deere & Company. John Deere Capital Corporation did not declare or pay cash dividends to JDFS in the first three months of 2014.

On February 24, 2015, John Deere Capital Corporation declared a $125 million dividend to be paid to JDFS on March 11, 2015. JDFS, in turn, declared a $125 million dividend to Deere & Company, also payable on March 11, 2015.

In February 2015, the Company entered into a retail note securitization transaction resulting in securitization borrowings of approximately $600 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.	Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 26, 2015	By:	/s/ Rajesh Kalathur
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

10.1

2019 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015.

10.2

2020 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2015 (Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.