Form 10-Q
period 2015-04-30
DEERE JOHN CAPITAL CORP
filed 2015-05-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

At April 30, 2015, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 36

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30		April 30

	2015	2014	2015	2014

Revenues
Finance income earned on retail notes	$179.5	$183.9	$370.1	$363.1
Revolving charge account income	56.5	55.9	105.4	105.9
Finance income earned on wholesale receivables	95.7	98.8	189.5	185.5
Lease revenues	136.2	100.2	265.1	198.9
Operating loan income		.2		.5
Other income - net	7.1	15.5	21.7	32.4
Total revenues	475.0	454.5	951.8	886.3
Expenses
Interest expense	77.7	63.4	152.3	137.5
Operating expenses:
Administrative and operating expenses	85.6	103.1	182.0	198.3
Fees paid to John Deere	17.6	20.0	31.2	38.3
Provision for credit losses	11.2	4.6	12.1	6.9
Depreciation of equipment on operating leases	99.7	69.0	191.1	136.7
Total operating expenses	214.1	196.7	416.4	380.2
Total expenses	291.8	260.1	568.7	517.7
Income of consolidated group before income taxes	183.2	194.4	383.1	368.6
Provision for income taxes	67.7	70.6	134.4	109.1
Income of consolidated group	115.5	123.8	248.7	259.5
Equity in income of unconsolidated affiliate	.4	.5	.8	1.3
Net income	115.9	124.3	249.5	260.8
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$115.9	$124.3	$249.5	$260.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30		April 30

	2015	2014	2015	2014

Net income	$115.9	$124.3	$249.5	$260.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	2.5	9.8	(45.8)	.7
Unrealized gain on derivatives	1.0	.3		2.4
Other comprehensive income (loss), net of income taxes	3.5	10.1	(45.8)	3.1

Comprehensive income of consolidated group	119.4	134.4	203.7	263.9
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$119.4	$134.4	$203.7	$263.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	April 30	October 31	April 30
	2015	2014	2014
Assets
Cash and cash equivalents	$1,085.5	$1,059.4	$1,089.8
Receivables:
Retail notes	13,696.9	14,845.4	14,026.6
Retail notes securitized	4,755.4	4,615.9	4,355.7
Revolving charge accounts	2,290.7	2,535.9	2,158.4
Wholesale receivables	8,856.2	7,919.1	9,258.6
Financing leases	535.2	589.6	548.4
Operating loans			9.9
Total receivables	30,134.4	30,505.9	30,357.6
Allowance for credit losses	(111.2)	(112.4)	(109.7)
Total receivables – net	30,023.2	30,393.5	30,247.9
Other receivables	59.6	35.3	47.6
Receivables from John Deere	228.8	186.5	155.5
Equipment on operating leases – net	2,853.6	2,590.3	1,983.1
Investment in unconsolidated affiliate	10.5	10.9	11.5
Deferred income taxes	20.8	21.4	25.0
Other assets	515.6	482.4	460.8
Total Assets	$34,797.6	$34,779.7	$34,021.2
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$3,106.5	$2,172.8	$3,098.6
Securitization borrowings	4,702.7	4,558.5	4,329.5
John Deere	1,271.7	2,052.2	2,592.3
Current maturities of long-term borrowings	4,063.7	3,899.0	3,625.2
Total short-term borrowings	13,144.6	12,682.5	13,645.6
Other payables to John Deere	32.3	52.2	107.3
Accounts payable and accrued expenses	701.9	712.7	616.8
Deposits withheld from dealers and merchants	149.1	167.4	161.6
Deferred income taxes	424.5	303.5	328.6
Long-term borrowings	16,561.4	17,056.3	15,546.3
Total liabilities	31,013.8	30,974.6	30,406.2
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,341.0	2,316.5	2,093.1
Accumulated other comprehensive income (loss)	(40.4)	5.4	38.7
Total Company stockholder’s equity	3,783.4	3,804.7	3,614.6
Noncontrolling interests	.4	.4	.4
Total stockholder’s equity	3,783.8	3,805.1	3,615.0
Total Liabilities and Stockholder’s Equity	$34,797.6	$34,779.7	$34,021.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Six Months Ended April 30, 2015 and 2014

(Unaudited)

(in millions)

	2015	2014
Cash Flows from Operating Activities:
Net income	$249.5	$260.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12.1	6.9
Provision for depreciation and amortization	196.3	141.8
Provision (credit) for deferred income taxes	121.6	(20.9)
Undistributed earnings of unconsolidated affiliate	(.8)	(1.3)
Change in accounts payable and accrued expenses	(5.7)	(47.0)
Change in accrued income taxes payable/receivable	17.0	20.0
Other	42.8	24.1
Net cash provided by operating activities	632.8	384.4

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(7,172.1)	(8,148.9)
Collections of receivables (excluding wholesale)	8,235.7	8,298.3
Increase in wholesale receivables - net	(1,113.5)	(1,788.9)
Cost of equipment on operating leases acquired	(925.8)	(680.0)
Proceeds from sales of equipment on operating leases	376.3	393.0
Change in restricted cash	(3.9)	(9.3)
Decrease in collateral on derivatives received - net		(2.4)
Other	(27.5)	(19.1)
Net cash used for investing activities	(630.8)	(1,957.3)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable - net	1,089.5	349.3
Increase in securitization borrowings - net	144.2	220.3
Increase (decrease) in payable to John Deere - net	(731.9)	353.2
Proceeds from issuance of long-term borrowings	1,968.4	3,646.3
Payments of long-term borrowings	(2,202.8)	(2,168.2)
Dividends paid	(225.0)	(80.0)
Debt issuance costs	(13.3)	(19.4)
Net cash provided by financing activities	29.1	2,301.5

Effect of exchange rate changes on cash and cash equivalents	(5.0)	(18.3)
Net increase in cash and cash equivalents	26.1	710.3
Cash and cash equivalents at beginning of period	1,059.4	379.5
Cash and cash equivalents at end of period	$1,085.5	$1,089.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2014 and 2015

(Unaudited)

(in millions)

		Company Stockholder
	Total Stockholder’s Equity	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2013	$3,431.1	$1,482.8	$1,912.3	$35.6	$.4
Net income	260.8		260.8
Other comprehensive income	3.1			3.1
Dividends declared	(80.0)		(80.0)
Balance April 30, 2014	$3,615.0	$1,482.8	$2,093.1	$38.7	$.4

Balance October 31, 2014	$3,805.1	$1,482.8	$2,316.5	$5.4	$.4
Net income	249.5		249.5
Other comprehensive loss	(45.8)			(45.8)
Dividends declared	(225.0)		(225.0)
Balance April 30, 2015	$3,783.8	$1,482.8	$2,341.0	$(40.4)	$.4

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB issued a proposed ASU to defer the effective date by one year. If the proposed ASU is finalized, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The adoption will use one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015–03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835–30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. This treatment is consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs.  The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015–05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles–Goodwill and Other–Internal–Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  The effective date will be the first quarter of fiscal year 2017 and can be adopted prospectively or retrospectively. The Company has not determined the potential effects on the consolidated financial statements.

(3)	The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2014	$6.0	$(.6)	$5.4
Other comprehensive income (loss) items before reclassification	(45.8)	(2.5)	(48.3)
Amounts reclassified from accumulated other comprehensive income		2.5	2.5
Net current period other comprehensive income (loss)	(45.8)		(45.8)
Balance April 30, 2015	$(39.8)	$(.6)	$(40.4)

Balance October 31, 2013	$39.5	$(3.9)	$35.6
Other comprehensive income (loss) items before reclassification	.7	(5.0)	(4.3)
Amounts reclassified from accumulated other comprehensive income		7.4	7.4
Net current period other comprehensive income	.7	2.4	3.1
Balance April 30, 2014	$40.2	$(1.5)	$38.7

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

Three Months Ended April 30, 2015	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment	$2.5		$2.5
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.3)	$.1	(.2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.8	(.6)	1.2
Net unrealized gain (loss) on derivatives	1.5	(.5)	1.0
Total other comprehensive income (loss)	$4.0	$(.5)	$3.5

Six Months Ended April 30, 2015
Cumulative translation adjustment	$(45.8)		$(45.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.9)	$1.4	(2.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.9	(1.4)	2.5
Net unrealized gain (loss) on derivatives
Total other comprehensive income (loss)	$(45.8)	$	$(45.8)

Three Months Ended April 30, 2014
Cumulative translation adjustment	$9.8		$9.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.8)	$.6	(1.2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.3	(.8)	1.5
Net unrealized gain (loss) on derivatives	.5	(.2)	.3
Total other comprehensive income (loss)	$10.3	$(.2)	$10.1

Six Months Ended April 30, 2014
Cumulative translation adjustment	$.7		$.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(7.7)	$2.7	(5.0)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.9	(2.1)	3.8
Foreign exchange contracts – Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain (loss) on derivatives	3.7	(1.3)	2.4
Total other comprehensive income (loss)	$4.4	$(1.3)	$3.1

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	April 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$95.9	$48.2	$42.2	$186.3
Construction and forestry equipment	52.4	23.7	12.0	88.1
Revolving charge accounts:
Agriculture and turf equipment	12.4	8.6	19.0	40.0
Construction and forestry equipment	2.9	.7	.4	4.0
Wholesale receivables:
Agriculture and turf equipment	2.9	1.6	2.0	6.5
Construction and forestry equipment	1.5		1.4	2.9
Financing leases:
Agriculture and turf equipment	14.0	2.9	.3	17.2
Construction and forestry equipment	1.4	1.8	.1	3.3
Total Receivables	$183.4	$87.5	$77.4	$348.3

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$186.3	$42.6	$15,856.3	$16,085.2
Construction and forestry equipment	88.1	16.4	2,262.6	2,367.1
Revolving charge accounts:
Agriculture and turf equipment	40.0	1.2	2,175.8	2,217.0
Construction and forestry equipment	4.0		69.7	73.7
Wholesale receivables:
Agriculture and turf equipment	6.5	.4	7,558.2	7,565.1
Construction and forestry equipment	2.9		1,288.2	1,291.1
Financing leases:
Agriculture and turf equipment	17.2	13.1	333.4	363.7
Construction and forestry equipment	3.3	4.3	163.9	171.5
Total Receivables	$348.3	$78.0	$29,708.1	$30,134.4

	October 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$85.0	$30.8	$24.0	$139.8
Construction and forestry equipment	53.6	15.6	7.0	76.2
Revolving charge accounts:
Agriculture and turf equipment	11.3	3.7	.9	15.9
Construction and forestry equipment	2.4	1.2	.3	3.9
Wholesale receivables:
Agriculture and turf equipment	4.1	3.4	4.5	12.0
Construction and forestry equipment	.2		1.5	1.7
Financing leases:
Agriculture and turf equipment	7.5	5.1	.6	13.2
Construction and forestry equipment	2.5	.8	.2	3.5
Total Receivables	$166.6	$60.6	$39.0	$266.2

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$139.8	$41.8	$17,023.9	$17,205.5
Construction and forestry equipment	76.2	14.3	2,165.3	2,255.8
Revolving charge accounts:
Agriculture and turf equipment	15.9	1.1	2,437.0	2,454.0
Construction and forestry equipment	3.9	.1	77.9	81.9
Wholesale receivables:
Agriculture and turf equipment	12.0	1.1	6,961.0	6,974.1
Construction and forestry equipment	1.7		943.3	945.0
Financing leases:
Agriculture and turf equipment	13.2	11.5	396.0	420.7
Construction and forestry equipment	3.5	1.3	164.1	168.9
Total Receivables	$266.2	$71.2	$30,168.5	$30,505.9

	April 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail notes:
Agriculture and turf equipment	$80.1	$26.2	$24.1	$130.4
Construction and forestry equipment	56.5	18.2	11.3	86.0
Revolving charge accounts:
Agriculture and turf equipment	11.4	6.6	16.1	34.1
Construction and forestry equipment	3.6	1.3	.5	5.4
Wholesale receivables:
Agriculture and turf equipment	3.2	.9	5.4	9.5
Construction and forestry equipment	1.7		.4	2.1
Financing leases:
Agriculture and turf equipment	8.6	3.1	.8	12.5
Construction and forestry equipment	4.0	.8	.3	5.1
Operating loans:
Agriculture and turf equipment
Total Receivables	$169.1	$57.1	$58.9	$285.1

	Total Past Due	Total Non- Performing	Current	Total Receivables
Retail notes:
Agriculture and turf equipment	$130.4	$40.0	$16,249.7	$16,420.1
Construction and forestry equipment	86.0	13.6	1,862.6	1,962.2
Revolving charge accounts:
Agriculture and turf equipment	34.1	2.2	2,048.6	2,084.9
Construction and forestry equipment	5.4		68.1	73.5
Wholesale receivables:
Agriculture and turf equipment	9.5	.2	8,248.5	8,258.2
Construction and forestry equipment	2.1		998.3	1,000.4
Financing leases:
Agriculture and turf equipment	12.5	13.0	365.7	391.2
Construction and forestry equipment	5.1	1.8	150.3	157.2
Operating loans:
Agriculture and turf equipment			9.9	9.9
Total Receivables	$285.1	$70.8	$30,001.7	$30,357.6

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended April 30, 2015
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$55.5	$39.9	$7.3	$8.8	$111.5
Provision (credit) for credit losses	3.7	7.7	(.5)	.3	11.2
Write-offs	(5.0)	(11.2)		(.6)	(16.8)
Recoveries	1.6	3.5	.4		5.5
Other changes (primarily translation adjustments)	(.1)			(.1)	(.2)
End of period balance	$55.7	$39.9	$7.2	$8.4	$111.2

	Six Months Ended
	April 30, 2015
Allowance:
Beginning of period balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision (credit) for credit losses	4.6	7.5	(.4)	.4	12.1
Write-offs	(7.4)	(14.8)	(.2)	(.5)	(22.9)
Recoveries	3.0	7.3	.4		10.7
Other changes (primarily translation adjustments)	(.6)		(.2)	(.3)	(1.1)
End of period balance	$55.7	$39.9	$7.2	$8.4	$111.2
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of period balance	$18,452.3	$2,290.7	$8,856.2	$535.2	$30,134.4
Balance individually evaluated *	$19.1	$.2	$2.7		$22.0

*      Remainder is collectively evaluated.

	Three Months Ended
	April 30, 2014
	Retail Notes	Revolving Charge Accounts	Wholesale Receivables	Other	Total Receivables
Allowance:
Beginning of period balance	$50.4	$39.7	$6.4	$14.5	$111.0
Provision (credit) for credit losses	6.6	2.2	.3	(4.5)	4.6
Write-offs	(4.8)	(5.7)	(.2)	(.1)	(10.8)
Recoveries	1.1	3.5		.1	4.7
Other changes (primarily translation adjustments)	.1		.1		.2
End of period balance	$53.4	$39.7	$6.6	$10.0	$109.7

	Six Months Ended
	April 30, 2014
Allowance:
Beginning of period balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision (credit) for credit losses	7.6	3.3	.3	(4.3)	6.9
Write-offs	(7.1)	(10.2)	(.2)	(.4)	(17.9)
Recoveries	2.4	6.9	.1	.1	9.5
Other changes (primarily translation adjustments)	(.2)				(.2)
End of period balance	$53.4	$39.7	$6.6	$10.0	$109.7
Balance individually evaluated *			$.1	$1.8	$1.9

Receivables:
End of period balance	$18,382.3	$2,158.4	$9,258.6	$558.3	$30,357.6
Balance individually evaluated *	$21.3	$2.8	$.3	$10.9	$35.3

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

An analysis of impaired Receivables was as follows (in millions of dollars):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
April 30, 2015 *
Receivables with specific allowance:
Retail notes	$2.8	$2.7	$1.7	$5.2
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	3.1	3.0	2.0	5.5

Receivables without specific allowance:
Retail notes	11.4	11.2		11.9
Total without specific allowance	11.4	11.2		11.9
Total	$14.5	$14.2	$2.0	$17.4

Agriculture and turf	$8.6	$8.3	$2.0	$11.4
Construction and forestry	5.9	5.9		6.0
Total	$14.5	$14.2	$2.0	$17.4

October 31, 2014 *
Receivables with specific allowance:
Retail notes	$7.0	$6.9	$1.7	$8.4
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	7.3	7.2	2.0	8.7

Receivables without specific allowance:
Retail notes	5.9	5.7		6.1
Total without specific allowance	5.9	5.7		6.1
Total	$13.2	$12.9	$2.0	$14.8

Agriculture and turf	$11.7	$11.4	$2.0	$13.0
Construction and forestry	1.5	1.5		1.8
Total	$13.2	$12.9	$2.0	$14.8

April 30, 2014 *
Receivables with specific allowance:
Wholesale receivables	$.1	$.1	$.1	$.1
Operating loans	9.9	9.8	1.8	11.4
Total with specific allowance	10.0	9.9	1.9	11.5

Receivables without specific allowance:
Retail notes	5.6	5.5		6.4
Total without specific allowance	5.6	5.5		6.4
Total	$15.6	$15.4	$1.9	$17.9

Agriculture and turf	$13.8	$13.6	$1.9	$16.0
Construction and forestry	1.8	1.8		1.9
Total	$15.6	$15.4	$1.9	$17.9

*      Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2015, the Company identified 50 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.5 million pre-modification and $1.1 million post-modification. During the first six months of 2014, there were 20 Receivable contracts, primarily retail notes, with aggregate balances of $1.0 million pre-modification and $.8 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,083 million, $3,011 million and $2,843 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. The liabilities (securitization borrowings and secured interest) of these SPEs totaled $3,007 million, $2,942 million and $2,777 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $228 million, $368 million and $350 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. The liabilities (securitization borrowings and accrued interest) were $218 million, $351 million and $337 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,545 million, $1,331 million and $1,267 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,480 million, $1,267 million and $1,217 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

	April 30 2015
	Carrying value of liabilities	$1,479.9
	Maximum exposure to loss	1,545.0

	The total assets of unconsolidated VIEs related to securitizations were approximately $47 billion at April 30, 2015.

	The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

		April 30 2015	October 31 2014	April 30 2014
	Retail notes securitized	$4,755.4	$4,615.9	$4,355.7
	Allowance for credit losses	(14.3)	(13.6)	(10.3)
	Other assets	114.4	107.6	114.6
	Total restricted securitized assets	$4,855.5	$4,709.9	$4,460.0

	The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

		April 30 2015	October 31 2014	April 30 2014
	Securitization borrowings	$4,702.7	$4,558.5	$4,329.5
	Accrued interest on borrowings	2.2	1.5	1.1
	Total liabilities related to restricted securitized assets	$4,704.9	$4,560.0	$4,330.6

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)	Commitments and contingencies:

At April 30, 2015, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $427 million of commercial paper, $311 million of medium-term notes outstanding, and a fair value liability of $29 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,721 million that were guaranteed by John Deere Capital Corporation. The weighted average interest rate on the medium-term notes at April 30, 2015 was 5.5 percent with a maximum remaining maturity of less than one year.

The Company has a variable interest in  John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,615 million at April 30, 2015. The weighted average interest rate on the debt at April 30, 2015 was 2.3 percent with a maximum remaining maturity of approximately seven years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.3 billion at April 30, 2015. The amount of unused commitments to extend credit to customers was $27.3 billion at April 30, 2015. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At April 30, 2015, the Company had restricted other assets of approximately $25 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)

The Company’s unrecognized tax benefits at April 30, 2015 were $35 million, compared to $36 million at October 31, 2014. The liability at April 30, 2015 consisted of approximately $19 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2015 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)	The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2015		October 31, 2014		April 30, 2014
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Receivables financed – net	$ 25,282.1	$ 25,252.7	$ 25,791.2	$ 25,716.9	$ 25,902.4	$ 25,793.7
Retail notes securitized – net	4,741.1	4,716.0	4,602.3	4,573.4	4,345.5	4,308.3
Securitization borrowings	4,702.7	4,706.9	4,558.5	4,561.6	4,329.5	4,333.3
Current maturities of long-term borrowings	4,063.7	4,069.3	3,899.0	3,910.1	3,625.2	3,639.7
Long-term borrowings	16,561.4	16,756.5	17,056.3	17,212.9	15,546.3	15,741.9

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 30	October 31	April 30
	2015	2014	2014
Receivables from John Deere
Derivatives:
Interest rate contracts	$216.4	$183.7	$153.4
Cross-currency interest rate contracts	12.4	2.8	2.1
Other assets
Derivatives:
Interest rate contracts	97.4	117.3	127.9
Foreign exchange contracts	.6	3.1	2.9
Total assets *	$326.8	$306.9	$286.3

Other payables to John Deere
Derivatives:
Interest rate contracts	$32.3	$52.2	$107.0
Cross-currency interest rate contracts			.3
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	21.5	23.0	24.7
Foreign exchange contracts	19.7	8.6	7.7
Total liabilities	$73.5	$83.8	$139.7

*

Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			(Gains) / Losses
				Three Months Ended		Six Months Ended
	April 30	October 31	April 30	April 30		April 30
	2015	2014	2014	2015	2014	2015	2014
Receivables:
Retail notes	$ 1.1	$ 5.3
Operating loans			$ 8.1		$ (1.9)		$ (1.9)
Total Receivables	$ 1.1	$ 5.3	$ 8.1		$ (1.9)		$ (1.9)

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were $2,550 million, $3,050 million and $3,400 million, respectively. The notional amounts of cross-currency interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were none. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at April 30, 2015 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $2 million after-tax. These contracts mature in up to 31 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were $7,979 million, $8,228 million and $8,015 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1 million and a gain of $1 million during the second quarter of 2015 and 2014 and were a gain of $1 million and a loss of $1 million in the first six months of 2015 and 2014, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Interest rate contracts *	$(116.1)	$(10.5)	$52.1	$(81.1)
Borrowings **	114.7	11.4	(50.7)	80.1

*   Includes changes in fair value of interest rate contracts excluding net accrued interest income of $42.5 million and $39.6 million during the second quarter of 2015 and 2014, respectively, and $85.5 million and $74.3 million during the first six months of 2015 and 2014, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $64.6 million and $60.9 million during the second quarter of 2015 and 2014, respectively, and $130.2 million and $115.4 million during the first six months of 2015 and 2014, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 30, 2015, October 31, 2014 and April 30, 2014 were $2,744 million, $3,076 million and $3,149 million, the foreign exchange contracts were $945 million, $1,364 million and $1,391 million and the cross-currency interest rate contracts were $94 million, $98 million and $88 million, respectively. At April 30, 2015, October 31, 2014 and April 30, 2014 there were also $1,756 million, $1,703 million and $1,597 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	April 30 2015	October 31 2014	April 30 2014
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$178.6	$148.1	$118.9

Not designated as hedging instruments:
Interest rate contracts	37.8	35.6	34.5
Cross-currency interest rate contracts	12.4	2.8	2.1
Total not designated	50.2	38.4	36.6

Other Assets
Designated as hedging instruments:
Interest rate contracts	91.5	107.5	118.2

Not designated as hedging instruments:
Interest rate contracts	5.9	9.8	9.7
Foreign exchange contracts	.6	3.1	2.9
Total not designated	6.5	12.9	12.6

Total derivatives	$326.8	$306.9	$286.3

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$14.4	$35.3	$91.9

Not designated as hedging instruments:
Interest rate contracts	17.9	16.9	15.1
Cross-currency interest rate contracts			.3
Total not designated	17.9	16.9	15.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts	21.5	23.0	24.7
Foreign exchange contracts	19.7	8.6	7.7
Total not designated	41.2	31.6	32.4

Total derivatives	$73.5	$83.8	$139.7

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):
	Expense or OCI	Three Months Ended April 30		Six Months Ended April 30
	Classification	2015	2014	2015	2014
Fair Value Hedges:
Interest rate contracts	Interest expense	$(73.6)	$29.1	$137.6	$(6.8)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(.3)	(1.8)	(3.9)	(3.6)
Foreign exchange contracts	OCI (pretax) *				(4.1)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(1.8)	(2.3)	(3.9)	(5.9)
Foreign exchange contracts	Administrative and operating expenses *				(5.5)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.3	$2.2	$(3.4)	$4.9
Foreign exchange contracts	Administrative and operating expenses *	(16.0)	(62.1)	112.2	(8.6)
Total not designated		$(15.7)	$(59.9)	$108.8	$(3.7)

*		Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**		The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended April 30, 2015 and 2014 was a loss of $71 million and a gain of $27 million, respectively. The amount the Company recognized on these affiliate party transactions for the six months ended April 30, 2015 and 2014 was a gain of $139 million and a loss of $4 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At April 30, 2015, October 31, 2014 and April 30, 2014, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $8 million, $8 million and $43 million as of April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

	April 30, 2015
	Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
	Assets
	External	$98.0	$(21.8)		$76.2
	John Deere	228.8	(32.3)		196.5
	Liabilities
	External	41.2	(21.8)		19.4
	John Deere	32.3	(32.3)

	October 31, 2014
	Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
	Assets
	External	$120.4	$(24.3)		$96.1
	John Deere	186.5	(50.4)		136.1
	Liabilities
	External	31.6	(24.3)		7.3
	John Deere	52.2	(50.4)		1.8

	April 30, 2014
	Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
	Assets
	External	$130.8	$(25.9)		$104.9
	John Deere	155.5	(105.4)		50.1
	Liabilities
	External	32.4	(25.9)		6.5
	John Deere	107.3	(105.4)		1.9

(10)

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.5 million for the second quarter and $5.0 million for the first six months of 2015, compared with $1.8 million and $3.3 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.9 million for the second quarter and $1.9 million the first six months of 2015, compared with $2.0 million and $4.2 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2015.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 25 percent for 2015. Industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent. South American industry sales of tractors and combines are projected to decrease 15 to 20 percent. Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2015, while Asian sales are projected to be down modestly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2015.  John Deere’s agriculture and turf segment sales decreased 25 percent for the second quarter and 26 percent for the first six months of 2015 and are forecast to decrease by about 24 percent for fiscal year 2015. Construction equipment markets reflect economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions.  Global forestry sales are expected to remain about the same as the attractive levels of 2014. John Deere’s construction and forestry segment sales increased 2 percent in the second quarter and 7 percent for the first six months of 2015 and are forecast to increase by about 2 percent for fiscal year 2015.

Net income attributable to the Company in fiscal year 2015 is expected to be approximately $505 million, compared to $544 million in fiscal year 2014. The forecast decline from 2014 is primarily due to less favorable financing spreads, an expected increase in the provision for credit losses from 2014’s low level and a less favorable effective tax rate. These factors are projected to be partially offset by growth in the portfolio.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

John Deere’s performance reflected continued weak conditions in the global agricultural sector. John Deere’s construction and forestry and financial services segments had higher results for the quarter, and its agriculture and turf segment remained profitable despite lower demand for large models of farm machinery. John Deere also saw benefits from developing a more responsive cost and asset structure, and expects to be solidly profitable in 2015. These results illustrate success establishing a wider range of revenue sources and a more durable business model. John Deere remains confident in its ability to meet customer needs for advanced machinery and innovative services in the years ahead.

2015 Compared with 2014

Net income attributable to the Company was $115.9 million in the second quarter and $249.5 million for the first six months of 2015, compared with $124.3 million and $260.8 million for the same periods last year. The decline for the quarter was primarily due to less favorable financing spreads and a higher provision for credit losses, partially offset by lower administrative and operating expenses. The decline in year-to-date results was primarily due to less favorable financing spreads and a higher provision for credit losses, partially offset by growth in the credit portfolio and lower administrative and operating expenses. Last year’s year-to-date results also benefited from a favorable effective tax rate.

Revenues totaled $475.0 million in the second quarter and $951.8 million for the first six months of 2015, compared with $454.5 million and $886.3 million for the same periods last year. Finance income earned on retail notes totaled $370.1 million for the first six months of 2015, compared with $363.1 million for the same period in 2014. The increase was primarily due to an increase in the average balance of retail notes, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $105.4 million for the first six months of 2015, compared with $105.9 million during the same period last year. Finance income earned on wholesale receivables totaled $189.5 million for the first six months of 2015, compared with $185.5 million for the same period in 2014. The increase was primarily due to an increase in the average balance of wholesale receivables. Lease revenues totaled $265.1 million for the first six months of 2015, compared with $198.9 million in the first six months of 2014. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $106.3 million in the second quarter and $213.2 million for the first six months of 2015, compared with $111.7 million and $210.3 million for the same periods last year. The decrease for the quarter was primarily due to lower service fee income. The year-to-date increase was primarily the result of increased incentive compensation paid by John Deere, partially offset by lower service fee income. Revenues earned from John Deere are included in the revenue amounts discussed above, and in “Other income – net” on the statement of consolidated income.

Other income - net totaled $7.1 million in the second quarter and $21.7 million for the first six months of 2015, compared with $15.5 million and $32.4 million for the same periods in 2014. The decreases were primarily due to lower service fee income from John Deere.

Interest expense totaled $77.7 million in the second quarter and $152.3 million for the first six months of 2015, compared with $63.4 million and $137.5 million for the same periods in 2014. The increases were primarily due to higher average borrowings.

Administrative and operating expenses were $85.6 million in the second quarter and $182.0 million for the first six months of 2015, compared with $103.1 million and $198.3 million for the same periods in 2014. The decreases were primarily due to lower employment costs.

Fees paid to John Deere totaled $17.6 million in the second quarter and $31.2 million for the first six months of 2015, compared with $20.0 million and $38.3 million for the same periods in 2014. The decreases were primarily due to lower corporate support fees.

During the second quarter and first six months of 2015, the provision for credit losses totaled $11.2 million and $12.1 million, respectively, compared with $4.6 million and $6.9 million for the same periods in 2014. The increases were primarily due to higher net write-offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .15 percent in the second quarter and .08 percent for the first six months of 2015, compared with .06 percent and .05 percent for the same periods in 2014. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

Depreciation of equipment on operating leases was $99.7 million in the second quarter and $191.1 million for the first six months of 2015, compared with $69.0 million and $136.7 million for the same periods in 2014. The increases were primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $67.7 million in the second quarter and $134.4 million for the first six months of 2015, compared with $70.6 million and $109.1 million for the same periods in 2014. The year-to-date increase was primarily due to a less favorable effective tax rate, resulting from a discrete foreign tax benefit in the first quarter of 2014, and higher pretax income.

The Company’s ratio of earnings to fixed charges was 3.32 to 1 for the second quarter of 2015, compared with 4.01 to 1 for the second quarter of 2014. The Company’s ratio of earnings to fixed charges was 3.48 to 1 for the first six months of 2015, compared with 3.64 to 1 for the first six months of 2014. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months
	Ended April 30
	2015	2014	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$1,822.9	$2,278.9	$(456.0)	(20)%
Construction and forestry equipment	296.0	337.9	(41.9)	(12)
Total retail notes	2,118.9	2,616.8	(497.9)	(19)
Revolving charge accounts	1,456.2	1,406.2	50.0	4
Wholesale receivables	8,239.5	10,660.7	(2,421.2)	(23)
Financing leases	67.2	77.8	(10.6)	(14)
Equipment on operating leases	575.3	399.6	175.7	44
Total Receivables and Leases	$12,457.1	$15,161.1	$(2,704.0)	(18)

	Six Months
	Ended April 30
	2015	2014	$ Change	% Change
Retail notes:
Agriculture and turf equipment	$3,477.8	$4,521.9	$(1,044.1)	(23)%
Construction and forestry equipment	714.0	705.6	8.4	1
Total retail notes	4,191.8	5,227.5	(1,035.7)	(20)
Revolving charge accounts	2,869.3	2,764.8	104.5	4
Wholesale receivables	15,059.4	19,180.1	(4,120.7)	(21)
Financing leases	122.3	141.1	(18.8)	(13)
Equipment on operating leases	888.0	644.6	243.4	38
Total Receivables and Leases	$23,130.8	$27,958.1	$(4,827.3)	(17)

Agriculture and turf equipment retail note volumes decreased in the second quarter and first six months of 2015, when compared to last year, primarily due to decreases in retail sales of John Deere agriculture and turf equipment. Wholesale receivables decreased in the second quarter and first six months of 2015, when compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity. Equipment on operating leases volume increased during the second quarter and first six months of 2015, when compared to last year, primarily due to increased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 30	October 31	April 30
	2015	2014	2014
Retail notes:
Agriculture and turf equipment	$16,085.2	$17,205.5	$16,420.1
Construction and forestry equipment	2,367.1	2,255.8	1,962.2
Total retail notes	18,452.3	19,461.3	18,382.3
Revolving charge accounts	2,290.7	2,535.9	2,158.4
Wholesale receivables	8,856.2	7,919.1	9,258.6
Financing leases	535.2	589.6	548.4
Operating loans			9.9
Equipment on operating leases	2,853.6	2,590.3	1,983.1
Total Receivables and Leases	$32,988.0	$33,096.2	$32,340.7

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30	October 31	April 30
	2015	2014	2014
Receivables and Leases administered:
Owned by the Company	$28,232.6	$28,480.3	$27,985.0
Owned by the Company – restricted due to securitization	4,755.4	4,615.9	4,355.7
Total Receivables and Leases owned by the Company	32,988.0	33,096.2	32,340.7
Administered – with limited recourse*	.6	.9	1.5
Administered – without recourse**	.4	1.1	2.8
Total Receivables and Leases administered	$32,989.0	$33,098.2	$32,345.0

*

The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2015, October 31, 2014 and April 30, 2014 was not material. The Company does not record the recourse obligations as liabilities as they are contingent liabilities that are remote at this time. However, the probable loss on Receivables and Leases that have been sold was accrued at the time of sale, and any subsequent necessary adjustments are made as part of ongoing reviews.

**	Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $348 million, $266 million and $285 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. These past due amounts represented 1.16 percent, .87 percent and .94 percent of the Receivables financed at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $78 million, $71 million and $71 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .26 percent, .23 percent and .23 percent at April 30, 2015, October 31, 2014 and April 30, 2014, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	April 30, 2015		April 30, 2014
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(3.1)	(.07)%	$(1.9)	(.05)%
Construction and forestry equipment	(1.9)	(.32)	(2.9)	(.61)
Total retail notes	(5.0)	(.11)	(4.8)	(.10)
Revolving charge accounts	(11.2)	(2.24)	(5.7)	(1.20)
Wholesale receivables			(.2)	(.01)
Financing leases	(.6)	(.45)
Operating loans			(.1)	(2.56)
Total write-offs	(16.8)	(.23)	(10.8)	(.15)
Recoveries:
Retail notes:
Agriculture and turf equipment	.9	.02	.6	.02
Construction and forestry equipment	.7	.12	.5	.11
Total retail notes	1.6	.03	1.1	.02
Revolving charge accounts	3.5	.70	3.5	.74
Wholesale receivables	.4	.02
Financing leases			.1	.08
Operating loans
Total recoveries	5.5	.07	4.7	.07
Total net write-offs	$(11.3)	(.16)	$(6.1)	(.08)

	Six Months Ended		Six Months Ended
	April 30, 2015		April 30, 2014
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf equipment	$(3.7)	(.05)%	$(3.4)	(.05)%
Construction and forestry equipment	(3.7)	(.32)	(3.7)	(.40)
Total retail notes	(7.4)	(.08)	(7.1)	(.08)
Revolving charge accounts	(14.8)	(1.46)	(10.2)	(1.07)
Wholesale receivables	(.2)	(.01)	(.2)	(.01)
Financing leases	(.5)	(.18)	(.3)	(.12)
Operating loans			(.1)	(.91)
Total write-offs	(22.9)	(.16)	(17.9)	(.13)
Recoveries:
Retail notes:
Agriculture and turf equipment	2.1	.03	1.4	.02
Construction and forestry equipment	.9	.08	1.0	.11
Total retail notes	3.0	.03	2.4	.03
Revolving charge accounts	7.3	.72	6.9	.72
Wholesale receivables	.4	.01	.1
Financing leases			.1	.04
Operating loans
Total recoveries	10.7	.08	9.5	.07
Total net write-offs	$(12.2)	(.08)	$(8.4)	(.06)

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $149 million at April 30, 2015, compared with $167 million at October 31, 2014 and $162 million at April 30, 2014.

The Company’s allowance for credit losses on all Receivables financed totaled $111 million at April 30, 2015, $112 million at October 31, 2014 and $110 million at April 30, 2014. The allowance for credit losses represented .37 percent of the total Receivables financed at April 30, 2015, .37 percent at October 31, 2014 and .36 percent at April 30, 2014. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions; borrowings and repayment practices; and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

During the first six months of 2015, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $633 million in the first six months of 2015. Net cash provided by financing activities totaled $29 million in the first six months of 2015, resulting primarily from a net increase in total external borrowings of $999 million, mostly offset by a decrease in payables to John Deere of $732 million and dividends paid of $225 million. Net cash used for investing activities totaled $631 million in the first six months of 2015, primarily due to the increase in wholesale receivables of $1,114 million, partially offset by collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $514 million. Cash and cash equivalents increased $26 million during the first six months of 2015.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 30, 2015, October 31, 2014 and April 30, 2014 was $3,097 million, $2,146 million and $3,084 million, respectively, while the total cash and cash equivalents position was $1,086 million, $1,059 million and $1,090 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $34 million, $56 million and $86 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 30, 2015, this facility had a total capacity, or “financing limit,” of up to $3,500 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2015, $1,697 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2015, the Company issued $1,968 million and retired $2,203 million of long-term borrowings, which were primarily medium-term notes. During the first six months of 2015, the Company also issued $1,597 million and retired $1,453 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,351 million. At April 30, 2015, the Company’s funding profile included $3,107 million of commercial paper and other notes payable, $4,703 million of securitization borrowings, $1,272 million of intercompany loans from John Deere, $20,625 million of unsecured term debt, and $3,784 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $29,706 million at April 30, 2015, compared with $29,739 million at October 31, 2014, and $29,192 million at April 30, 2014. Total short-term indebtedness amounted to $13,145 million at April 30, 2015, compared with $12,683 million at October 31, 2014, and $13,646 million at April 30, 2014. Total long-term indebtedness amounted to $16,561 million at April 30, 2015, compared with $17,056 million at October 31, 2014, and $15,546 million at April 30, 2014. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.9 to 1 at April 30, 2015, compared with 7.8 to 1 at October 31, 2014 and 8.1 to 1 at April 30, 2014.

Stockholder’s equity was $3,784 million at April 30, 2015, compared with $3,805 million at October 31, 2014 and $3,615 million at April 30, 2014. The decrease in the first six months of 2015 resulted primarily from dividend payments of $225 million and a change in the cumulative translation adjustment of $46 million, partially offset by net income attributable to the Company of $250 million.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $7,010 million at April 30, 2015, $3,430 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and Deere & Company were considered to constitute utilization. Included in the credit lines at April 30, 2015 were long-term credit facility agreements of $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

John Deere Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $225 million and $80 million in the first six months of 2015 and 2014, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 26, 2015, John Deere Capital Corporation declared a $60 million dividend to be paid to JDFS on June 10, 2015. JDFS, in turn, declared a $60 million dividend to Deere & Company, also payable on June 10, 2015.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.                                 Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 30, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 28, 2015	By:	/s/ Rajesh Kalathur
Rajesh Kalathur Senior Vice President and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2015 (Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.