Form 10-K
period 2015-10-31
DEERE JOHN CAPITAL CORP
filed 2015-12-18
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

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

Yes ☐   No ☒

At November 30, 2015,  2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of other retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

The Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 30, 2015, the Company had 1,592 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts – including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

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

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes collectively referred to as the “Equipment Operations.” The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, China, India, Russia and Thailand. The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers extended equipment warranties.

Worldwide net income attributable to Deere & Company in 2015 was $1,940 million, or $5.77 per share diluted ($5.81 basic), compared with $3,162 million, or $8.63 per share diluted ($8.71 basic), in 2014.

John Deere’s net sales and revenues decreased 20 percent to $28,863 million in 2015, compared with $36,067 million in 2014. Net sales of the Equipment Operations declined 22 percent in 2015 to $25,775 million from $32,961 million last year. Sales included price realization of 1 percent and an unfavorable currency translation effect of 5 percent. Net sales in the U.S. and Canada decreased 18 percent for 2015. Outside the U.S. and Canada, net sales decreased 28 percent for the year, with an unfavorable currency translation effect of 10 percent for 2015.

The agriculture and turf segment had net sales of $19,812 million in 2015, compared with $26,380 million in 2014. The construction and forestry segment had net sales of $5,963 million in 2015, compared with $6,581 million in 2014. The financial services segment had revenues of $2,591 million in 2015, compared with $2,577 million in 2014.

Outlook for John Deere

Deere & Company’s equipment sales are projected to decrease 7 percent for fiscal year 2016 and decrease about 11 percent for the first quarter, compared with the same periods in 2015. For fiscal year 2016, net income attributable to Deere & Company is anticipated to be about $1.4 billion.

Agriculture and Turf.    Deere & Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 8 percent for fiscal year 2016, including a negative currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for 2016. The decline, which reflects the impact of low commodity prices and stagnant farm incomes, is expected to be most pronounced in the sale of higher horsepower models.

Full year 2016 industry sales in the European Union (EU)28 nations are forecast to be about the same to 5 percent lower, with the decline attributable to low commodity prices and farm incomes, including further pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease 10 to 15 percent mainly as a result of economic concerns in Brazil and uncertainty about government sponsored financing. Asian sales are projected to be about the same to down slightly, due in part to weakness in China.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2016, benefiting from general economic growth.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to decrease about 5 percent for 2016, including a negative currency translation effect of about 1 percent. The forecast decline in sales reflects the impact of weak conditions in the North American energy sector, especially in Canada, as well as lower sales outside the U.S. and Canada. In forestry, global sales are expected to decrease 5 to 10 percent from 2015’s strong levels, primarily as a result of lower sales in the U.S. and Canada.

Financial Services.  Net income for the financial services operations in fiscal year 2016, which includes the Company, is expected to be approximately $550 million. The outlook reflects less favorable financing spreads and an increased provision for credit losses. Additionally, 2015 results benefited from a gain on the sale of the crop insurance operations. Net income attributable to the Company for 2016, which does not include the financial services operations in Canada, Brazil, China, India, Russia and Thailand or the insurance business related to extended equipment warranties, is projected to be approximately $445 million. The forecast decline from 2015 reflects less-favorable financing spreads and an increased provision for credit losses.

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

The basis on which John Deere acquires retail notes and wholesale receivables from the dealers is governed by agreements with the John Deere dealers, which may be terminated in accordance with applicable state law. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees’ creditworthiness, the anticipated residual values of the equipment and the intended uses of the equipment.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2015 and 2014, the Capital Corporation’s ratios were 3.42 to 1 and 3.81 to 1, respectively, and never less than 3.26 to 1 and 3.32 to 1 for any fiscal quarter of 2015 and 2014, respectively. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At October 31, 2015 and 2014, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of the Company. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of John Deere Capital Corporation, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial multi-use, PowerPlan® and John Deere Financial Revolving Plan throughout the U.S. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 7,500 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

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

John Deere retail notes and wholesale receivables are generally supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes and state motor vehicle laws in the U.S. and by security in goods under applicable laws in other countries and jurisdictions. UCC financing statements are also prepared and filed on leases; however, these filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 31, 2015 and 2014,  approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and financing leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2015	2014	2015	2014
Retail notes	55	54	33	30
New equipment:
Agriculture and turf	55	53	31	27
Construction and forestry	48	47	31	31
Used equipment:
Agriculture and turf	57	58	36	32
Construction and forestry	45	46	30	33
Financing leases	41	41	32	33
Equipment on operating leases	32	33	23	25

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2015 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2015	2014	2013	2012	2011
Retail notes:
Agriculture and turf	$5,409.3	$10,269.7	$323.5	$188.1	$4.3	$16,194.9	$17,205.5	$16,501.6	$14,333.8	$12,712.7
Construction and forestry	1,026.3	1,427.6	9.8	.4		2,464.1	2,255.8	1,744.9	1,395.0	1,155.5
Recreational products										3.5
Total retail notes	$6,435.6	$11,697.3	$333.3	$188.5	$4.3	18,659.0	19,461.3	18,246.5	15,728.8	13,871.7
Revolving charge accounts						2,680.8	2,535.9	2,534.9	2,427.7	2,452.5
Wholesale receivables						7,185.5	7,919.1	7,464.7	6,483.1	5,211.7
Financing leases						567.1	589.6	555.3	522.4	458.7
Operating loans								31.9	42.3	84.0
Equipment on operating leases						3,609.8	2,590.3	1,872.1	1,418.2	1,232.1
Total Receivables and Leases						$32,702.2	$33,096.2	$30,705.4	$26,622.5	$23,310.7

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2015	2014	2013	2012	2011
U.S.	$29,335.7	$29,107.5	$26,725.5	$22,943.3	$19,826.6
Outside the U.S.	3,366.5	3,988.7	3,979.9	3,679.2	3,484.1
Total Receivables and Leases	$32,702.2	$33,096.2	$30,705.4	$26,622.5	$23,310.7

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2015	2014	2013	2012	2011
U.S.	$322.9	$230.5	$197.8	$167.2	$217.1
Outside the U.S.	23.2	35.7	35.4	32.6	22.6
Total	$346.1	$266.2	$233.2	$199.8	$239.7

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2015	2014	2013	2012	2011
U.S.	$60.3	$49.5	$40.4	$44.8	$58.1
Outside the U.S.	26.2	21.7	19.6	18.4	20.9
Total	$86.5	$71.2	$60.0	$63.2	$79.0

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2015	2014	2013	2012	2011

Allowance for credit losses, beginning of year	$112.4	$111.4	$114.0	$126.3	$148.6

Provision (credit) for credit losses	32.3	27.3	6.4	(.2)	1.9

Write-offs:
Retail notes:
Agriculture and turf	(9.5)	(6.1)	(4.3)	(3.4)	(5.3)
Construction and forestry	(8.3)	(6.6)	(5.1)	(4.0)	(9.5)
Recreational products					(.1)
Total retail notes	(17.8)	(12.7)	(9.4)	(7.4)	(14.9)
Revolving charge accounts	(36.2)	(24.6)	(19.8)	(28.8)	(39.1)
Wholesale receivables	(.3)	(7.7)	(.3)	(1.0)	(.6)
Financing leases	(1.6)	(.5)	(1.8)	(1.6)	(3.6)
Operating loans		(.2)	(.1)	(1.9)	(3.3)
Total write-offs	(55.9)	(45.7)	(31.4)	(40.7)	(61.5)

Recoveries:
Retail notes:
Agriculture and turf	4.7	3.3	3.6	3.9	3.6
Construction and forestry	1.8	2.2	2.3	2.9	3.5
Recreational products					.1
Total retail notes	6.5	5.5	5.9	6.8	7.2
Revolving charge accounts	15.3	14.3	15.3	21.4	28.2
Wholesale receivables	.6	.1	.2	.1	.1
Financing leases	.2	.2	.5	.3	.1
Operating loans		.1	.6	.5	1.2
Total recoveries	22.6	20.2	22.5	29.1	36.8
Total net write-offs	(33.3)	(25.5)	(8.9)	(11.6)	(24.7)

Other changes (primarily translation adjustments)	(1.6)	(.8)	(.1)	(.5)	.5

Allowance for credit losses, end of year	$109.8	$112.4	$111.4	$114.0	$126.3

Total net write-offs as a percentage of average Receivables	.11%	.09%	.03%	.05%	.12%

Allowance as a percentage of total Receivables, end of year	.38%	.37%	.39%	.45%	.57%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2015	2014	2013	2012	2011

Allowance for credit losses, beginning of year	$11.2	$10.6	$11.2	$11.2	$11.2

Provision for credit losses	4.4	3.9	.5	2.3	1.8

Write-offs	(3.7)	(3.1)	(2.2)	(2.8)	(2.8)
Recoveries	.5	.6	1.1	1.0	.6
Total net write-offs	(3.2)	(2.5)	(1.1)	(1.8)	(2.2)

Other changes (primarily translation adjustments)	(1.6)	(.8)		(.5)	.4

Allowance for credit losses, end of year	$10.8	$11.2	$10.6	$11.2	$11.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.09%	.06%	.03%	.05%	.07%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.33%	.28%	.27%	.31%	.32%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2015		2014		2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$27.2	56%	$29.6	57%	$24.2	57%	$24.7	57%	$25.7	58%
Construction and forestry	26.1	8	26.5	7	26.5	6	31.7	5	41.9	5
Recreational products									.2
Total retail notes	53.3	64	56.1	64	50.7	63	56.4	62	67.8	63
Revolving charge accounts	39.7	9	39.9	8	39.7	9	40.2	10	39.7	11
Wholesale receivables	8.1	25	7.6	26	6.4	26	5.9	26	6.0	24
Financing leases	8.7	2	8.8	2	8.1	2	8.7	2	8.4	2
Operating loans					6.5		2.8		4.4
Total	$109.8	100%	$112.4	100%	$111.4	100%	$114.0	100%	$126.3	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2015		2014		2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$99.0	89%	$101.2	87%	$100.8	86%	$102.8	86%	$115.1	84%
Outside the U.S.	10.8	11	11.2	13	10.6	14	11.2	14	11.2	16
Total	$109.8	100%	$112.4	100%	$111.4	100%	$114.0	100%	$126.3	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2015 and 2014.

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

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to the Company. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company because such costs affect the Company’s ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin–the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to rating outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

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

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

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

John Deere’s global operations must comply with all applicable laws, which include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal and civil sanctions and have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

The Company operates in many areas of the world, involving transactions denominated in a variety of currencies. The Company is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which it earns revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the Company’s results.

Because the Company is a financing company, the Company’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales in many of the countries in which the Company operates. The Company is exposed to the risk that customers and others will default on contractual obligations. The Company may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potentially high-growth and emerging markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business. In addition, as security threats continue to evolve the Company may need to invest additional resources to protect the security of its systems.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

All of John Deere Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2015 and 2014, John Deere Capital Corporation declared and paid cash dividends of $485.0 million and $140.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales decreased 25 percent in 2015 and are forecast to decrease by about 8 percent for 2016. Industry agricultural machinery sales in the U.S. and Canada for 2016 are forecast to decrease 15 to 20 percent, compared to 2015. Industry sales in the EU28 nations are forecast to be approximately the same to 5 percent lower in 2016, while South American industry sales are projected to decrease about 10 to 15 percent from 2015 levels. Asian sales are projected to be about the same or decrease slightly in 2016. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to 5 percent higher. John Deere’s construction and forestry sales decreased 9 percent in 2015 and are forecast to decrease about 5 percent in 2016. Global forestry industry sales are expected to decline 5 to 10 percent from the strong levels in 2015. Net income attributable to the Company in 2016 is expected to be approximately $445 million.

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

John Deere completed a successful year even with further weakness in the global agricultural sector and slowdown in construction equipment markets.  The John Deere forecast calls for lower results in 2016, but the outlook is considerably better than previous downturns. John Deere remains in a strong position to carry out its growth plans and attract new customers throughout the world. John Deere’s plans to help meet the world’s increasing need for food, shelter and infrastructure continue to move ahead. John Deere remains confident in the present direction and believes it is on track to deliver value to customers and investors in the years to come.

2015 Compared with 2014

Net income attributable to the Company was $498.2 million in 2015, compared with $544.2 million in 2014. Results were lower primarily due to less favorable financing spreads, higher losses on residual values primarily for construction-equipment operating leases and the unfavorable effects of foreign-currency exchange translation, partially offset by growth in the average portfolio and lower selling, administrative and general expenses. The results in 2014 also benefited from a more favorable effective tax rate. The ratio of earnings to fixed charges was 3.42 to 1 for 2015, compared with 3.81 to 1 for 2014.

Revenues totaled $1,951.7 million in 2015, compared with $1,895.8 million in 2014. Finance income earned on retail notes totaled $723.0 million in 2015, compared with $748.1 million in 2014. The decrease was primarily due to lower average financing rates and the unfavorable effects of foreign currency exchange translation. Revenues earned on revolving charge accounts amounted to $241.4 million in 2015, compared with $245.1 million earned during 2014. The decrease was primarily due to lower average financing rates, partially offset by a 3 percent increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $376.2 million in 2015, compared with $396.6 million in 2014. The decrease was primarily due to the unfavorable effects of foreign currency exchange translation and lower average financing rates. Lease revenues totaled $578.7 million in 2015, compared with $435.1 million in 2014. The increase was primarily due to a 31 percent increase in the average balance of leases. Revenues earned from John Deere totaled $431.8 million in 2015, compared with $450.8 million in 2014. The decrease was primarily the result of lower service fee income, partially offset by increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in other income - net on the statement of consolidated income.

Other income – net totaled $32.4 million in 2015, compared with $70.3 million in 2014. The decrease was primarily due to lower service fee income from John Deere related to support provided to a business divested during 2015.

Interest expense totaled $311.9 million in 2015, compared with $281.1 million in 2014. The increase was primarily due to higher average borrowing rates and higher average borrowings.

Administrative and operating expenses totaled $374.7 million in 2015, compared with $410.6 million in 2014. The decrease was primarily due to lower employment costs and the effects of currency translation, partially offset by higher losses on residual values primarily for construction equipment operating leases.

Fees paid to John Deere totaled $50.0 million in 2015, compared with $72.7 million in 2014. The decrease was primarily due to lower corporate support fees.

The provision for credit losses was $32.3 million in 2015, compared with $27.3 million in 2014. The increase was primarily due to higher net write-offs of retail notes and revolving charge accounts, partially offset by lower net write-offs of wholesale receivables. Total net write-offs of Receivables financed were $33.3 million during 2015, compared with $25.5 million in 2014. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .11 percent for 2015 and .09 percent for 2014.

Depreciation of equipment on operating leases was $415.9 million in 2015, compared with $301.2 million in 2014. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $269.9 million in 2015, compared with $260.6 million in 2014. The increase was primarily due to a less favorable effective tax rate, resulting from a discrete foreign tax benefit in 2014, partially offset by lower pretax income.

Receivables and Leases Acquired and Held

For the 2015 and 2014 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2015	2014	% Change	2015	2014	% Change
Retail notes:
Agriculture and turf	$7,067.9	$9,073.0	(22)%	$16,194.9	$17,205.5	(6)%
Construction and forestry	1,429.3	1,566.6	(9)	2,464.1	2,255.8	9
Total retail notes	8,497.2	10,639.6	(20)	18,659.0	19,461.3	(4)
Revolving charge accounts	5,490.4	5,529.6	(1)	2,680.8	2,535.9	6
Wholesale receivables	30,005.3	38,620.6	(22)	7,185.5	7,919.1	(9)
Financing leases	301.4	334.4	(10)	567.1	589.6	(4)
Equipment on operating leases	2,296.3	1,770.3	30	3,609.8	2,590.3	39
Total Receivables and Leases	$46,590.6	$56,894.5	(18)%	$32,702.2	$33,096.2	(1)%

Retail note volumes decreased primarily due to decreases in retail sales of John Deere equipment. Wholesale receivable volumes decreased primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity. Operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31	October 31
	2015	2014
Receivables and Leases administered:
Owned by the Company	$27,853.8	$28,480.3
Owned by the Company – restricted due to securitization	4,848.4	4,615.9
Total Receivables and Leases owned by the Company	32,702.2	33,096.2
Administered – with limited recourse*		.9
Administered – without recourse**	.2	1.1
Total Receivables and Leases administered	$32,702.4	$33,098.2

*             The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2015 was none and at October 31, 2014 was not material.

**           Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2015 and 2014, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $346.1 million at October 31, 2015, compared with $266.2 million at October 31, 2014. These past due amounts represented 1.19 percent and .87 percent of the Receivables financed at October 31, 2015 and 2014, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $86.5 million and $71.2 million at October 31, 2015 and 2014, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .30 percent and .23 percent at October 31, 2015 and 2014, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $151.9 million at October 31, 2015, compared with $167.4 million at October 31, 2014. The Company’s allowance for credit losses on all Receivables financed at October 31, 2015 totaled $109.8 million and represented .38 percent of the total Receivables financed, compared with $112.4 million and .37 percent, respectively, at October 31, 2014. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

2014 Compared with 2013

Net income attributable to the Company was $544.2 million in 2014, compared with $468.5 million in 2013.  Results were higher primarily due to growth in the portfolio and a more favorable effective tax rate, partially offset by a higher provision for credit losses and higher administrative and operating expenses. The ratio of earnings to fixed charges was 3.81 to 1 for 2014, compared with 3.04 to 1 for 2013.

Revenues totaled $1,895.8 million in 2014, compared with $1,767.5 million in 2013.  The increase was primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on retail notes totaled $748.1 million in 2014, compared with $726.8 million in 2013.  The increase was primarily due to a 13 percent increase in the average retail note portfolio balance, partially offset by lower average financing rates. Revenues earned on revolving charge accounts amounted to $245.1 million in 2014, compared with $246.0 million earned during 2013. The decrease was primarily due to lower average financing rates. Finance income earned on wholesale receivables totaled $396.6 million in 2014, compared with $369.8 million in 2013.  The increase was primarily due to a 12 percent increase in the average balance of wholesale receivables, partially offset by lower average financing rates. Lease revenues totaled $435.1 million in 2014, compared with $351.7 million in 2013.  The increase was primarily due to a 27 percent increase in the average balance of leases, partially offset by lower average financing rates. Revenues earned from John Deere totaled $450.9 million in 2014, compared with $432.1 million in 2013. The increase was primarily the result of increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in other income – net on the statement of consolidated income.

Interest expense totaled $281.1 million in 2014, compared with $352.2 million in 2013.  The decrease was primarily due to a decrease in the weighted-average annual interest rate incurred on all borrowings from 1.5 percent in 2013 to 1.1 percent in 2014, partially offset by higher average borrowings.

Administrative and operating expenses totaled $410.6 million in 2014, compared with $377.3 million in 2013.  The increase was primarily due to higher employment costs and growth initiatives.

The provision for credit losses was $27.3 million in 2014, compared with $6.4 million in 2013.  The increase was primarily due to higher net write-offs of wholesale receivables, revolving charge accounts and retail notes. Total net write-offs of Receivables financed were $25.5 million during 2014, compared with $8.9 million in 2013. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .09 percent for 2014 and .02 percent for 2013.

Depreciation of equipment on operating leases was $301.2 million in 2014, compared with $235.4 million in 2013. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $260.6 million in 2014, compared with $258.4 million in 2013. The increase was primarily due to higher pre-tax income, partially offset by a more favorable effective tax rate, resulting primarily from a discrete foreign tax benefit.

Receivables and Leases Acquired and Held

For the 2014 and 2013 fiscal years, Receivable and Lease acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2014	2013	% Change	2014	2013	% Change
Retail notes:
Agriculture and turf	$9,073.0	$9,646.3	(6)%	$17,205.5	$16,501.6	4%
Construction and forestry	1,566.6	1,204.3	30	2,255.8	1,744.9	29
Total retail notes	10,639.6	10,850.6	(2)	19,461.3	18,246.5	7
Revolving charge accounts	5,529.6	5,364.8	3	2,535.9	2,534.9
Wholesale receivables	38,620.6	38,455.2		7,919.1	7,464.7	6
Financing leases	334.4	321.8	4	589.6	555.3	6
Operating loans		8.0	(100)		31.9	(100)
Equipment on operating leases	1,770.3	1,307.3	35	2,590.3	1,872.1	38
Total Receivables and Leases	$56,894.5	$56,307.7	1%	$33,096.2	$30,705.4	8%

Construction and forestry equipment retail note volumes increased primarily due to increases in retail sales of John Deere construction and forestry equipment and increased market coverage. Operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Receivables and Leases administered by the Company were as follows (in millions):

	October 31	October 31
	2014	2013
Receivables and Leases administered:
Owned by the Company	$28,480.3	$26,538.2
Owned by the Company – restricted due to securitization	4,615.9	4,167.2
Total Receivables and Leases owned by the Company	33,096.2	30,705.4
Administered – with limited recourse*	.9	2.6
Administered – without recourse**	1.1	3.7
Total Receivables and Leases administered	$33,098.2	$30,711.7

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

Total Receivable amounts 30 days or more past due and still accruing finance income were $266.2 million at October 31, 2014, compared with $233.2 million at October 31, 2013. These past due amounts represented .87 percent and .81 percent of the Receivables financed at October 31, 2014 and 2013, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $71.2 million and $60.0 million at October 31, 2014 and 2013, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .23 percent and .21 percent at October 31, 2014 and 2013, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $167.4 million at October 31, 2014, compared with $173.8 million at October 31, 2013. The Company's allowance for credit losses on all Receivables financed at October 31, 2014 totaled $112.4 million and represented .37 percent of the total Receivables financed, compared with $111.4 million and .39 percent, respectively, at October 31, 2013. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

Capital Resources and Liquidity

The cash provided by operating activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,279.7 million in 2015. Cash used for investing activities totaled $785.8 million in 2015, primarily due to the cost of equipment on operating leases exceeding the proceeds from sales of equipment on operating leases by $1,556.8 million. These factors were partially offset by collections of Receivables (excluding wholesale) exceeding the cost of Receivables (excluding wholesale) by $317.0 million and a decrease in wholesale receivables of $497.3 million. Cash used for financing activities totaled $379.3 million resulting primarily from a decrease in payables to John Deere of $870.7 million and dividends paid of $485.0 million, partially offset by a net increase in total external borrowings of $1,000.0 million. Cash and cash equivalents increased $104.3 million during 2015.

Over the last three years, operating activities have provided $3,109.7 million in cash. In addition, an increase in total borrowings of $6,566.3 million and capital investment from Deere & Company of $50.0 million provided cash inflows. These amounts have been used mainly to fund Receivable (excluding wholesale) and Lease acquisitions, which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $7,168.4 million, to acquire wholesale receivables of $1,028.2 million, and to pay $790.0 million in dividends. Cash and cash equivalents increased $535.3 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2015 and 2014 was approximately $2,335.7 million and $2,145.8 million, respectively, while the total cash and cash equivalents position was $1,163.7 million and $1,059.4 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $110.1 million and $56.4 million at October 31, 2015 and 2014, respectively.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2015, the facility had a total capacity, or “financing limit,” of up to $3,500.0 million of secured financings at any time. The facility was renewed in November 2015 with a capacity of $3,880.0 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2015, $1,848.1 million of short-term securitization borrowings was outstanding under the agreement.

During 2015, the Company issued $4,478.8 million and retired $3,889.2 million of long-term borrowings, which were primarily medium-term notes. During 2015, the Company also issued $2,716.2 million and retired $2,684.8 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,734.2 million. At October 31, 2015, the Company’s funding profile included $2,343.6 million of commercial paper and other notes payable, $4,590.0 million of securitization borrowings, $1,123.5 million of intercompany loans from John Deere, $21,445.9 million of unsecured term debt, and $3,749.8 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $29,503.0 million at October 31, 2015, compared with $29,738.8 million at October 31, 2014. Total short-term indebtedness amounted to $12,522.5 million at October 31, 2015, compared with $12,682.5 million at October 31, 2014. Total long-term indebtedness amounted to $16,980.5 million at October 31, 2015, compared with $17,056.3 million at October 31, 2014. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.9 to 1 and 7.8 to 1 at October 31, 2015 and 2014, respectively.

Stockholder’s equity was $3,749.8 million at October 31, 2015, compared with $3,805.1 million at October 31, 2014. The decrease in 2015 was primarily due to dividend payments of $485.0 million and a change in the cumulative translation adjustment of $66.4 million, partially offset by net income attributable to the Company of $498.2 million.

John Deere Capital Corporation declared and paid cash dividends to JDFS of $485.0 million and $140.0 million in 2015 and 2014, respectively. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Capital Corporation has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Capital Corporation and Deere & Company. Worldwide lines of credit totaled $7,007.9 million at October 31, 2015, $4,031.6 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2015 were long-term credit facility agreements of $2,900.0 million, expiring in April 2019, and $2,900.0 million, expiring in April 2020. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought and drier than normal conditions in certain markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof and the response thereto;  natural disasters; and the spread of major epidemics.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at October 31, 2015 that were not material and for which it believes the probability for payment is substantially remote. The Company’s accrued liability at October 31, 2015 related to these contingencies was none.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2015 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt*	$29,257.6	**	$10,260.9	$10,953.4	$4,698.4	$3,344.9
Interest relating to debt***	1,378.5		315.3	522.6	312.4	228.2
Accounts payable	248.4		248.4
Deposits withheld from dealers and merchants	151.9		55.8	69.7	25.0	1.4
Off-balance-sheet
Purchase obligations	8.5		4.5	4.0
Operating leases	4.4		1.6	1.9	.2	.7
Total	$31,049.3		$10,886.5	$11,551.6	$5,036.0	$3,575.2

*             Principal payments.

 **           Securitization borrowings of $4,590.3 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 8).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $36.0 million at October 31, 2015 since the timing of future payments is not reasonably estimable at this time (see Note 15). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 18 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 8, 9 and 10, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2015, 2014 and 2013 was $109.8 million, $112.4 million and $111.4 million, respectively. The changes in 2015 and 2014 were primarily due to changes in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .03 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .03 percent, the allowance for credit losses at October 31, 2015 would increase or decrease by approximately $9 million.

Operating Lease Residual Values

The carrying value of the equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values).  Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sales price. The residual values are dependent on current economic conditions and are reviewed when events or circumstances necessitate an evaluation. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

The total operating lease residual values at October 31, 2015, 2014 and 2013 were $2,711.8 million, $1,880.3 million and $1,346.1 million, respectively. The changes in 2015 and 2014 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $141 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2015 and 2014 would have been approximately $90.4 million and $79.3 million, respectively.

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

See accompanying table of contents of financial statements on page 31.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2015, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2015 and 2014, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2015 and 2014, were $2,793 thousand and $3,060 thousand, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2015 and 2014 were $197 thousand and $176 thousand, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2015 and 2014.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2015 and 2014.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2015 proxy statement. During the fiscal year ended October 31, 2015, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 31.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 69.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer

Date:December 18, 2015

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

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Chief Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)	December 18, 2015
David C. Gilmore		)
)
)
/s/ Max A. Guinn	Director	)
Max A. Guinn		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President	)
Rajesh Kalathur	and Principal Financial Officer	)
)
)
/s/ Michael J. Mack, Jr.	Director and President	)
Michael J. Mack, Jr.		)
)
)

Signature	Title		Date

/s/ Michael J. Matera	Director	)
Michael J. Matera		)
)
)
/s/ John C. May	Director	)	December 18, 2015
John C. May		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2015

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Revenues
Finance income earned on retail notes	$723.0	$748.1	$726.8
Revolving charge account income	241.4	245.1	246.0
Finance income earned on wholesale receivables	376.2	396.6	369.8
Lease revenues	578.7	435.1	351.7
Operating loan income		.6	2.0
Other income – net	32.4	70.3	71.2
Total revenues	1,951.7	1,895.8	1,767.5
Expenses
Interest expense	311.9	281.1	352.2
Operating expenses:
Administrative and operating expenses	374.7	410.6	377.3
Fees paid to John Deere	50.0	72.7	70.4
Provision for credit losses	32.3	27.3	6.4
Depreciation of equipment on operating leases	415.9	301.2	235.4
Total operating expenses	872.9	811.8	689.5
Total expenses	1,184.8	1,092.9	1,041.7
Income of consolidated group before income taxes	766.9	802.9	725.8
Provision for income taxes	269.9	260.6	258.4
Income of consolidated group	497.0	542.3	467.4
Equity in income of unconsolidated affiliate	1.2	1.9	1.1
Net income	498.2	544.2	468.5
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$498.2	$544.2	$468.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013

Net income	$498.2	$544.2	$468.5

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(66.4)	(33.5)	6.3
Unrealized gain (loss) on derivatives	(2.1)	3.3	7.7
Other comprehensive income (loss), net of income taxes	(68.5)	(30.2)	14.0

Comprehensive income of consolidated group	429.7	514.0	482.5
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$429.7	$514.0	$482.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2015 and 2014

(in millions)

	2015	2014
Assets
Cash and cash equivalents	$1,163.7	$1,059.4
Receivables:
Retail notes	13,810.6	14,845.4
Retail notes securitized	4,848.4	4,615.9
Revolving charge accounts	2,680.8	2,535.9
Wholesale receivables	7,185.5	7,919.1
Financing leases	567.1	589.6
Total receivables	29,092.4	30,505.9
Allowance for credit losses	(109.8)	(112.4)
Total receivables – net	28,982.6	30,393.5
Other receivables	49.2	35.3
Receivables from John Deere	253.1	186.5
Equipment on operating leases – net	3,609.8	2,590.3
Investment in unconsolidated affiliate	10.5	10.9
Deferred income taxes	25.8	21.4
Other assets	558.1	482.4
Total Assets	$34,652.8	$34,779.7

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,343.6	$2,172.8
Securitization borrowings	4,590.0	4,558.5
John Deere	1,123.5	2,052.2
Current maturities of long-term borrowings	4,465.4	3,899.0
Total short-term borrowings	12,522.5	12,682.5
Other payables to John Deere	22.5	52.2
Accounts payable and accrued expenses	793.6	712.7
Deposits withheld from dealers and merchants	151.9	167.4
Deferred income taxes	432.0	303.5
Long-term borrowings	16,980.5	17,056.3
Total liabilities	30,903.0	30,974.6
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,329.7	2,316.5
Accumulated other comprehensive income (loss)	(63.1)	5.4
Total Company stockholder’s equity	3,749.4	3,804.7
Noncontrolling interests	.4	.4
Total stockholder’s equity	3,749.8	3,805.1
Total Liabilities and Stockholder’s Equity	$34,652.8	$34,779.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$498.2	$544.2	$468.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32.3	27.3	6.4
Provision for depreciation and amortization	427.1	312.3	245.0
Provision (credit) for deferred income taxes	125.3	(42.9)	44.4
Undistributed earnings of unconsolidated affiliate	(1.0)	(1.7)	(.9)
Change in accounts payable and accrued expenses	82.0	27.5	37.6
Change in accrued income taxes payable/receivable	5.9	3.1	(9.0)
Other	109.9	24.0	144.2
Net cash provided by operating activities	1,279.7	893.8	936.2

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(14,287.7)	(16,525.0)	(16,555.3)
Collections of receivables (excluding wholesale)	14,604.7	15,015.5	13,828.7
Decrease (increase) in wholesale receivables – net	497.3	(576.7)	(948.8)
Cost of equipment on operating leases acquired	(2,293.9)	(1,759.5)	(1,284.4)
Proceeds from sales of equipment on operating leases	737.1	731.6	619.8
Proceeds from sales of receivables			.7
Change in restricted cash	(7.0)	(27.3)	5.1
Decrease in collateral on derivatives received – net		(2.4)	(34.1)
Other	(36.3)	(24.3)	(7.3)
Net cash used for investing activities	(785.8)	(3,168.1)	(4,375.6)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	379.0	(491.1)	1,798.7
Increase in securitization borrowings – net	31.4	449.3	534.2
Increase (decrease) in payable to John Deere – net	(870.7)	(139.8)	1,685.9
Proceeds from issuance of long-term borrowings	4,478.8	6,888.4	3,165.9
Payments of long-term borrowings	(3,889.2)	(3,577.0)	(3,877.5)
Dividends paid	(485.0)	(140.0)	(165.0)
Capital investment from John Deere			50.0
Debt issuance costs	(23.6)	(31.0)	(17.5)
Net cash provided by (used for) financing activities	(379.3)	2,958.8	3,174.7

Effect of exchange rate changes on cash and cash equivalents	(10.3)	(4.6)	15.8
Net increase (decrease) in cash and cash equivalents	104.3	679.9	(248.9)
Cash and cash equivalents at the beginning of year	1,059.4	379.5	628.4
Cash and cash equivalents at the end of year	$1,163.7	$1,059.4	$379.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2013, 2014 and 2015

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2012	$3,063.6	$1,432.8	$1,608.8	$21.6	$.4
Net income	468.5		468.5
Other comprehensive income	14.0			14.0
Dividends declared	(165.0)		(165.0)
Capital investment	50.0	50.0
Balance October 31, 2013	3,431.1	1,482.8	1,912.3	35.6	.4
Net income	544.2		544.2
Other comprehensive loss	(30.2)			(30.2)
Dividends declared	(140.0)		(140.0)
Balance October 31, 2014	3,805.1	1,482.8	2,316.5	5.4	.4
Net income	498.2		498.2
Other comprehensive loss	(68.5)			(68.5)
Dividends declared	(485.0)		(485.0)
Balance October 31, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4

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

Retail notes, revolving charge accounts, wholesale receivables and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

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

Fiscal Year

The Company has historically and continues to use a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2015, 2014 and 2013 were November 1, 2015, November 2, 2014 and October 27, 2013, respectively. Fiscal year 2014 contained 53 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated October 31.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 21).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2015, 2014 and 2013 were $19.7 million, $27.4 million and $22.9 million, respectively.

Note 3. New Accounting Standards

New Accounting Standards to be Adopted

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

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere equipment retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 31 were as follows (in millions of dollars):

	2015		2014
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf – new	$7,221.9	$1,786.5	$7,951.6	$1,606.0
Agriculture and turf – used	5,126.9	2,449.4	5,649.5	2,368.6
Construction and forestry – new	1,603.1	600.2	1,395.5	610.3
Construction and forestry – used	241.8	86.0	224.6	86.9
Total	14,193.7	4,922.1	15,221.2	4,671.8
Unearned finance income	(383.1)	(73.7)	(375.8)	(55.9)
Retail notes receivable	$13,810.6	$4,848.4	$14,845.4	$4,615.9

Retail notes acquired by the Company during the years ended October 31, 2015, 2014 and 2013 had an average original term (based on dollar amounts) of 55 months, 54 months and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2015, 2014 and 2013 was 33 months, 30 months and 29 months, respectively.

Gross retail note installments at October 31 were scheduled to be received as follows (in millions of dollars):

	2015		2014
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,568.6	$2,057.1	$4,716.1	$1,878.5
13-24 months	3,606.8	1,417.5	3,753.8	1,330.7
25-36 months	2,873.6	921.4	3,070.5	880.1
37-48 months	1,944.6	425.9	2,215.7	456.7
49-60 months	1,007.8	94.9	1,243.0	120.0
Over 60 months	192.3	5.3	222.1	5.8
Total	$14,193.7	$4,922.1	$15,221.2	$4,671.8

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture and turf (new and used):
Seasonal payments	10% - 30%	3 - 7 years
Monthly payments	10% - 20%	36 - 84 months
Construction and forestry:
New	10%	48 - 60 months
Used	15%	36 - 48 months

During 2015 and 2014, the Company did not receive any proceeds from sales of Receivables.  During 2013, the Company received proceeds from sales of Receivables of $.7 million. The Company’s maximum exposure under all Receivable and Lease recourse provisions at October 31, 2015 was none and at October 31, 2014 and 2013 was not material. At October 31, 2015, 2014 and 2013, the balance of all Receivables and Leases administered, but not owned by the Company, was $.2 million, $2.0 million and $6.3 million, respectively.

Finance income is recognized over the lives of the retail notes using the interest method. During 2015, the average effective yield on retail notes held by the Company was approximately 3.9 percent, compared with 4.0 percent in 2014 and 4.4 percent in 2013. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 26 percent, 24 percent and 23 percent in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $184.9 million, $178.2 million and $167.4 million, respectively.

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

During 2015, 2014 and 2013, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $11.4 million, $11.3 million and $10.6 million, respectively. Revolving charge accounts receivable at October 31, 2015 and 2014 totaled $2,680.8 million and $2,535.9 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2015 and 2014 totaled $7,185.5 million and $7,919.1 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity. During 2015, 2014 and 2013, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $196.9 million, $203.4 million and $198.2 million, respectively.

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

Financing leases receivable by product category at October 31 were as follows (in millions of dollars):

	2015	2014
Agriculture and turf	$338.9	$387.0
Construction and forestry	184.2	170.8
Total	523.1	557.8
Estimated residual values	95.1	92.2
Unearned finance income	(51.1)	(60.4)
Financing leases receivable	$567.1	$589.6

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 were scheduled as follows (in millions of dollars):

	2015	2014
Due in:
0-12 months	$206.6	$231.5
13-24 months	145.0	145.4
25-36 months	95.4	98.2
37-48 months	48.5	55.4
Over 48 months	27.6	27.3
Total	$523.1	$557.8

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2015, 2014 and 2013, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $2.0 million, $2.3 million and $2.6 million, respectively.

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2015 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$100.2	$48.8	$43.3	$192.3
Construction and forestry	61.7	28.5	12.1	102.3
Revolving charge accounts:
Agriculture and turf	11.4	5.1	.8	17.3
Construction and forestry	2.1	.8	.3	3.2
Wholesale receivables:
Agriculture and turf	2.0	2.1	.6	4.7
Construction and forestry	.8		1.4	2.2
Financing leases:
Agriculture and turf	12.3	5.7	2.2	20.2
Construction and forestry	2.8	.7	.4	3.9
Total Receivables	$193.3	$91.7	$61.1	$346.1

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$192.3	$45.8	$15,956.8	$16,194.9
Construction and forestry	102.3	17.0	2,344.8	2,464.1
Revolving charge accounts:
Agriculture and turf	17.3	1.8	2,579.5	2,598.6
Construction and forestry	3.2	.1	78.9	82.2
Wholesale receivables:
Agriculture and turf	4.7	10.3	5,981.2	5,996.2
Construction and forestry	2.2		1,187.1	1,189.3
Financing leases:
Agriculture and turf	20.2	8.2	360.8	389.2
Construction and forestry	3.9	3.3	170.7	177.9
Total Receivables	$346.1	$86.5	$28,659.8	$29,092.4

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2014 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$85.0	$30.8	$24.0	$139.8
Construction and forestry	53.6	15.6	7.0	76.2
Revolving charge accounts:
Agriculture and turf	11.3	3.7	.9	15.9
Construction and forestry	2.4	1.2	.3	3.9
Wholesale receivables:
Agriculture and turf	4.1	3.4	4.5	12.0
Construction and forestry	.2		1.5	1.7
Financing leases:
Agriculture and turf	7.5	5.1	.6	13.2
Construction and forestry	2.5	.8	.2	3.5
Total Receivables	$166.6	$60.6	$39.0	$266.2

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$139.8	$41.8	$17,023.9	$17,205.5
Construction and forestry	76.2	14.3	2,165.3	2,255.8
Revolving charge accounts:
Agriculture and turf	15.9	1.1	2,437.0	2,454.0
Construction and forestry	3.9	.1	77.9	81.9
Wholesale receivables:
Agriculture and turf	12.0	1.1	6,961.0	6,974.1
Construction and forestry	1.7		943.3	945.0
Financing leases:
Agriculture and turf	13.2	11.5	396.0	420.7
Construction and forestry	3.5	1.3	164.1	168.9
Total Receivables	$266.2	$71.2	$30,168.5	$30,505.9

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale		Total
	Notes	Accounts	Receivables	Other	Receivables
2015
Allowance:
Beginning of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision for credit losses	9.4	20.7	.6	1.6	32.3
Write-offs	(17.8)	(36.2)	(.3)	(1.6)	(55.9)
Recoveries	6.5	15.3	.6	.2	22.6
Other changes (primarily translation adjustments)	(.9)		(.4)	(.3)	(1.6)
End of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Balance individually evaluated *			$1.0	$.2	$1.2

Receivables:
End of year balance	$18,659.0	$2,680.8	$7,185.5	$567.1	$29,092.4
Balance individually evaluated *	$20.2	$.2	$10.9	$.8	$32.1

*  Remainder is collectively evaluated.

2014
Allowance:
Beginning of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision (credit) for credit losses	13.2	10.5	9.0	(5.4)	27.3
Write-offs	(12.7)	(24.6)	(7.7)	(.7)	(45.7)
Recoveries	5.5	14.3	.1	.3	20.2
Other changes (primarily translation adjustments)	(.6)		(.2)		(.8)
End of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of year balance	$19,461.3	$2,535.9	$7,919.1	$589.6	$30,505.9
Balance individually evaluated *	$24.5	$.2	$1.2		$25.9

*  Remainder is collectively evaluated.

2013
Allowance:
Beginning of year balance	$56.4	$40.2	$5.9	$11.5	$114.0
Provision (credit) for credit losses	(1.9)	4.0	.1	4.2	6.4
Write-offs	(9.4)	(19.8)	(.3)	(1.9)	(31.4)
Recoveries	5.9	15.3	.2	1.1	22.5
Other changes (primarily translation adjustments)	(.3)		.5	(.3)	(.1)
End of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Balance individually evaluated *			$.1	$3.7	$3.8

Receivables:
End of year balance	$18,246.5	$2,534.9	$7,464.7	$587.2	$28,833.3
Balance individually evaluated *	$21.3	$.3	$.1	$32.3	$54.0

*  Remainder is collectively evaluated.

Investments in non-performing Receivables at October 31, 2015 and 2014 were $86.5 million and $71.2 million, respectively. These Receivables as a percentage of total Receivables outstanding were .30 percent and .23 percent at October 31, 2015 and 2014, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $346.1 million at October 31, 2015, compared with $266.2 million at October 31, 2014. These past due amounts represented 1.19 percent and .87 percent of total Receivables outstanding at October 31, 2015 and 2014, respectively. The allowance for credit losses represented .38 percent and .37 percent of Receivables outstanding at October 31, 2015 and 2014, respectively. In addition, at October 31, 2015 and 2014, the Company had $151.9 million and $167.4 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

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

An analysis of impaired Receivables at October 31, 2015 and 2014 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2015 *
Receivables with specific allowance:
Wholesale receivables	$9.7	$9.7	$1.0	$9.7
Financing leases	.8	.7	.2	.7
Total with specific allowance	10.5	10.4	1.2	10.4

Receivables without specific allowance:
Retail notes	9.5	9.5		11.8
Wholesale receivables	.6	.6		.7
Total without specific allowance	10.1	10.1		12.5
Total	$20.6	$20.5	$1.2	$22.9

Agriculture and turf	$16.9	$16.8	$1.0	$18.0
Construction and forestry	3.7	3.7	.2	4.9
Total	$20.6	$20.5	$1.2	$22.9

2014 *
Receivables with specific allowance:
Retail notes	$7.0	$6.9	$1.7	$8.4
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	7.3	7.2	2.0	8.7

Receivables without specific allowance:
Retail notes	5.9	5.7		6.1
Total without specific allowance	5.9	5.7		6.1
Total	$13.2	$12.9	$2.0	$14.8

Agriculture and turf	$11.7	$11.4	$2.0	$13.0
Construction and forestry	1.5	1.5		1.8
Total	$13.2	$12.9	$2.0	$14.8

*  Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2015, 2014 and 2013, the Company identified 106, 66 and 92 Receivable contracts, primarily retail notes and operating loans, as troubled debt restructurings with aggregate balances of $3.1 million, $2.6 million and $15.8 million pre-modification and $2.4 million, $2.2 million and $15.0 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(9.5)	(.06)%	$(6.1)	(.04)%	$(4.3)	(.03)%
Construction and forestry	(8.3)	(.35)	(6.6)	(.33)	(5.1)	(.33)
Total retail notes	(17.8)	(.10)	(12.7)	(.07)	(9.4)	(.06)
Revolving charge accounts	(36.2)	(1.58)	(24.6)	(1.11)	(19.8)	(.89)
Wholesale receivables	(.3)	(.00)	(7.7)	(.09)	(.3)	(.00)
Financing leases	(1.6)	(.29)	(.5)	(.09)	(1.8)	(.34)
Operating loans			(.2)	(1.45)	(.1)	(.25)
Total write-offs	(55.9)	(.19)	(45.7)	(.16)	(31.4)	(.12)
Recoveries:
Retail notes:
Agriculture and turf	4.7	.03	3.3	.02	3.6	.03
Construction and forestry	1.8	.08	2.2	.11	2.3	.15
Total retail notes	6.5	.03	5.5	.03	5.9	.04
Revolving charge accounts	15.3	.68	14.3	.65	15.3	.69
Wholesale receivables	.6	.01	.1	.00	.2	.00
Financing leases	.2	.04	.2	.04	.5	.09
Operating loans			.1	.73	.6	1.50
Total recoveries	22.6	.08	20.2	.07	22.5	.09
Total net write-offs	$(33.3)	(.11)%	$(25.5)	(.09)%	$(8.9)	(.03)%

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,005.4 million and $3,011.1 million at October 31, 2015 and 2014, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,743.2 million and $2,942.4 million at October 31, 2015 and 2014, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228.0 million of securitization borrowings, with a balance of $189.3 million at October 31, 2015. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $249.2 million and $368.0 million at October 31, 2015 and 2014, respectively. The liabilities (securitization borrowings and accrued interest) were $237.7 million and $350.5 million at October 31, 2015 and 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,689.4 million and $1,330.8 million at October 31, 2015 and 2014, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,611.2 million and $1,267.1 million at October 31, 2015 and 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 31 was as follows (in millions of dollars):

2015
Carrying value of liabilities	$1,611.2
Maximum exposure to loss	1,689.4

The total assets of unconsolidated VIEs related to securitizations were approximately $53.9 billion at October 31, 2015.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2015	2014
Retail notes securitized	$4,848.4	$4,615.9
Allowance for credit losses	(13.8)	(13.6)
Other assets	109.4	107.6
Total restricted securitized assets	$4,944.0	$4,709.9

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2015	2014
Securitization borrowings	$4,590.0	$4,558.5
Accrued interest on borrowings	2.1	1.5
Total liabilities related to restricted securitized assets	$4,592.1	$4,560.0

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six  years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2015 and 2014, the Company recorded impairment losses on operating leases of $10.3 million and $3.4 million, respectively. There were no significant impairment losses recorded during 2013. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 31 was as follows (in millions of dollars):

	2015	2014
Agriculture and turf	$3,067.0	$2,229.9
Construction and forestry	1,172.3	819.6
Total	4,239.3	3,049.5
Accumulated depreciation	(629.5)	(459.2)
Equipment on operating leases – net	$3,609.8	$2,590.3

Initial lease terms for equipment on operating leases generally range from 4 months to 60 months. Rental payments for equipment on operating leases at October 31 were scheduled as follows (in millions of dollars):

	2015	2014
Due in:
0-12 months	$474.1	$372.7
13-24 months	307.9	235.7
25-36 months	142.7	115.3
37-48 months	62.6	52.2
Over 48 months	10.9	10.3
Total	$998.2	$786.2

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. There are no deposits withheld from dealers on operating leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2015, 2014 and 2013, the operating lease revenue earned from John Deere was $20.7 million,  $12.4 million and $8.2 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in other assets at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated. During 2015,  the Company recorded impairment losses on matured operating lease inventory of $9.1 million. There were no significant impairment losses recorded during 2014 or 2013. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $71.3 million and $44.0 million at October 31, 2015 and 2014, respectively.

Note 8. Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2015		2014
Commercial paper and other notes payable	$2,343.6		$2,172.8
Securitization borrowings	4,590.0		4,558.5
John Deere	1,123.5		2,052.2
Current maturities of long-term borrowings	4,465.4	*	3,899.0	*
Total	$12,522.5		$12,682.5

*  Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,590.3 million at October 31, 2015 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2016 - $2,337.0, 2017 - $1,413.2, 2018 - $660.9, 2019 - $157.1, 2020 - $20.6 and 2021 - $1.5. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2015 and 2014, was .8 percent and .6 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,007.9 million at October 31, 2015. Some of these credit lines are available to both the Capital Corporation and Deere & Company. At October 31, 2015, $4,031.6 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Capital Corporation and John Deere were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,900.0 million, expiring in April 2019, and $2,900.0 million, expiring in April 2020. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Capital Corporation’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Capital Corporation based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of John Deere Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of John Deere Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 9. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2015		2014
Senior Debt:
Medium-term notes due 2016-2025 (principal $16,243.4 - 2015, $16,374.9 - 2014):	$16,482.8	*	$16,573.0	*
Average interest rate of 1.3% - 2015, 1.1% - 2014
2.75% Senior notes due 2022 ($500.0 principal):	512.4	*	498.1	*
Swapped $500.0 to variable interest rate of 1.1% - 2015, .9% - 2014
Other notes			.2
Total senior debt	16,995.2		17,071.3
Unamortized debt discount	(14.7)		(15.0)
Total **	$16,980.5		$17,056.3

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2016 - $4,456.8, 2017 - $4,500.0, 2018 - $4,379.3, 2019 - $2,479.3 and 2020 - $2,041.4.

Note 10. Leases

Total rental expense for operating leases was $2.2 million, $2.7 million and $2.2 million for 2015, 2014 and 2013, respectively. At October 31, 2015, future minimum lease payments under operating leases amounted to $4.4 million as follows (in millions of dollars): 2016 - $1.6, 2017 - $1.2, 2018 - $.7, 2019 - $.1, 2020 - $.1 and later years $.7.

Note 11. Capital Stock

All of John Deere Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of John Deere Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2015 or 2014. At October 31, 2015 and 2014, John Deere Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 12. Dividends

In 2015, 2014 and 2013, the Capital Corporation declared and paid cash dividends of $485.0 million,  $140.0 million and $165.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 13. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $9.7 million in 2015, $6.4 million in 2014 and $8.7 million in 2013. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $3.7 million in 2015, $8.4 million in 2014 and $11.5 million in 2013. Further disclosure for these plans is included in the notes to the Deere & Company 2015 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $12.4 million in 2015, $12.5 million in 2014 and $11.2 million in 2013. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 14. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2015, 2014 and 2013, the total share-based compensation expense was $5.7 million, $5.3 million and $4.9 million, respectively, with an income tax benefit recognized in net income of $2.1 million, $2.0 million and $1.8 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2015 Annual Report on Form 10-K.

Note 15. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if John Deere Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2015	2014	2013
Current:
U.S.:
Federal	$119.1	$274.4	$174.6
State	5.4	7.9	6.8
Foreign	20.1	21.2	32.6
Total current	144.6	303.5	214.0

Deferred:
U.S.:
Federal	121.2	(33.7)	42.4
State	1.7	.6	.8
Foreign	2.4	(9.8)	1.2
Total deferred	125.3	(42.9)	44.4
Provision for income taxes	$269.9	$260.6	$258.4

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2015	2014	2013
U.S. federal income tax provision at a statutory rate of 35 percent	$268.4	$281.0	$254.0
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.4)	(1.4)	(1.4)
Tax rates on foreign earnings	(6.0)	(8.0)	(7.2)
Foreign tax benefit		(23.1)
State and local income taxes, net of federal income tax benefit	4.6	5.5	4.9
Other – net	4.3	6.6	8.1
Provision for income taxes	$269.9	$260.6	$258.4

At October 31, 2015, accumulated earnings in certain subsidiaries outside the U.S. totaled $340.9 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2015, the amount of cash and cash equivalents held by these foreign subsidiaries was $110.1 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 was as follows (in millions of dollars):

	2015		2014
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$505.4		$381.2
Tax over book depreciation		9.7		5.0
Deferred retail note finance income		6.2		4.1
Allowance for credit losses	$45.3		$46.0
Accrual for retirement and other benefits	27.4		25.5
Federal taxes on deferred state tax deductions	14.1		13.6
Tax loss and tax credit carryforwards	11.8		5.3
Miscellaneous accruals and other	17.6		18.9
Less valuation allowances	(1.1)		(1.1)
Deferred income tax assets and liabilities	$115.1	$521.3	$108.2	$390.3

At October 31, 2015, certain tax loss and tax credit carryforwards of $11.8 million were available, with $10.2 million expiring from 2016 through 2035 and $1.6 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 was as follows (in millions of dollars):

	2015	2014	2013
Beginning of year balance	$36.2	$33.6	$32.5
Increases to tax positions taken during the current year	11.1	12.1	11.8
Increases to tax positions taken during prior years	1.6	.7	1.1
Decreases to tax positions taken during prior years	(7.8)	(7.0)	(7.8)
Decreases due to lapse of statute of limitations	(3.9)	(3.2)	(4.0)
Settlements	(1.1)
Foreign exchange	(.1)
End of year balance	$36.0	$36.2	$33.6

The amount of unrecognized tax benefits at October 31, 2015 that would affect the effective tax rate if the tax benefits were recognized was $19.2 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2015, 2014 and 2013, the total amount of expense from interest and penalties was $1.4 million, $1.7 million and $.4 million and the interest income was not material for any of the periods. At October 31, 2015 and 2014, the liability for accrued interest and penalties totaled $15.8 million and $14.4 million, respectively.

Note 16. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2015	2014	2013
Other income – net
Fees from John Deere	$15.9	$43.2	$45.5
Fees from customers	21.4	16.7	13.5
Other	(4.9)	10.4	12.2
Total	$32.4	$70.3	$71.2

Administrative and operating expenses
Compensation and benefits	$231.4	$261.2	$253.2
Other	143.3	149.4	124.1
Total	$374.7	$410.6	$377.3

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

Cash payments by the Company for interest in 2015, 2014 and 2013 were $308.3 million, $315.1 million and $364.1 million, respectively. Cash payments for income taxes during these same periods were $134.5 million, $301.0 million and $227.5 million, respectively.

Note 18. Commitments and Contingencies

At October 31, 2015, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $407.4 million of commercial paper and a fair value liability of $22.6 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,234.4 million that were guaranteed by John Deere Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,708.4 million at October 31, 2015. The weighted average interest rate on the debt at October 31, 2015 was 2.2 percent with a maximum remaining maturity of approximately seven years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.9 billion at October 31, 2015. The amount of unused commitments to extend credit to customers was $27.9 billion at October 31, 2015. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2015, the Company had restricted other assets of approximately $31.2 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

Note 19. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2015	2014	2013
Cumulative translation adjustment:
Beginning of year balance	$6.0	$39.5	$33.2
Current period activity	(66.4)	(33.5)	6.3
End of year balance	$(60.4)	$6.0	$39.5

Unrealized gain (loss) on derivatives:
Beginning of year balance	$(.6)	$(3.9)	$(11.6)
Current period activity	(2.1)	3.3	7.7
End of year balance	$(2.7)	$(.6)	$(3.9)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2015
Cumulative translation adjustment	$(66.4)		$(66.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging loss	(11.9)	$4.2	(7.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	8.6	(3.0)	5.6
Net unrealized loss on derivatives	(3.3)	1.2	(2.1)
Total other comprehensive income (loss)	$(69.7)	$1.2	$(68.5)

2014
Cumulative translation adjustment	$(33.5)		$(33.5)
Unrealized gain (loss) on derivatives:
Unrealized hedging loss	(10.2)	$3.6	(6.6)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9.8	(3.5)	6.3
Foreign exchange contracts – Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain on derivatives	5.1	(1.8)	3.3
Total other comprehensive income (loss)	$(28.4)	$(1.8)	$(30.2)

2013
Cumulative translation adjustment	$6.3		$6.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	33.3	$(11.6)	21.7
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	17.8	(6.2)	11.6
Foreign exchange contracts – Administrative and operating expenses	(39.3)	13.7	(25.6)
Net unrealized gain on derivatives	11.8	(4.1)	7.7
Total other comprehensive income (loss)	$18.1	$(4.1)	$14.0

Note 20. Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values at October 31 were as follows (in millions of dollars):

	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$24,148.0	$24,126.5	$25,791.2	$25,716.9
Retail notes securitized – net	4,834.6	4,820.5	4,602.3	4,573.4
Securitization borrowings	4,590.0	4,590.2	4,558.5	4,561.6
Current maturities of long-term borrowings	4,465.4	4,478.7	3,899.0	3,910.1
Long-term borrowings	16,980.5	17,007.6	17,056.3	17,212.9

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2015	2014

Receivables from John Deere
Derivatives:
Interest rate contracts	$241.6	$183.7
Cross-currency interest rate contracts	11.5	2.8
Other assets
Derivatives:
Interest rate contracts	83.7	117.3
Foreign exchange contracts	11.3	3.1
Total assets *	$348.1	$306.9

Other payables to John Deere
Derivatives:
Interest rate contracts	$22.4	$52.2
Cross-currency interest rate contracts	.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	19.8	23.0
Foreign exchange contracts	5.6	8.6
Total liabilities	$47.9	$83.8

*    Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 31 were as follows (in millions of dollars):

	Fair Value		(Gains) / Losses
	2015	2014	2015	2014	2013
Receivables:
Retail notes		$5.3	$(1.7)	$1.7
Revolving charge accounts			(.2)	.2
Wholesale receivables	$8.7		1.0
Financing leases	.6		.2
Operating loans				(3.7)	$3.7
Equipment on operating leases – net	478.7		10.3
Other assets	96.2		9.1
Total	$584.2	$5.3	$18.7	$(1.8)	$3.7

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

Equipment on operating leases – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of equipment sale price at lease maturity. Inputs include realized sales values.

Other assets – Impairments are based on the fair value of the inventory, which is measured using a market approach. Inputs include realized sales values.

Note 21. Derivative Instruments

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2015 and 2014 were $2,800.0 million and $3,050.0 million, respectively. The total notional amount of the cross-currency interest rate contracts was none at October 31, 2015 and 2014, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2015 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $3.1 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2015 and 2014 were $8,048.6 million and $8,228.4 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $1.7 million and a loss of $2.0 million during 2015 and 2014, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flow.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2015	2014
Interest rate contracts *	$102.5	$(12.8)
Borrowings **	(100.8)	10.8

*     Includes changes in fair value of interest rate contracts excluding net accrued interest income of $166.2 million and $161.0 million during 2015 and 2014, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $257.0 million and $248.0 million during 2015 and 2014, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2015 and 2014 were $2,679.5 million and $3,075.9 million, the foreign exchange contracts were $966.6 million and $1,364.5 million, and the cross-currency interest rate contracts were $75.6 million and $98.1 million, respectively. At October 31, 2015 and 2014, there were also $1,902.1 million and $1,703.5 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2015	2014

Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$207.2	$148.1

Not designated as hedging instruments:
Interest rate contracts	34.4	35.6
Cross-currency interest rate contracts	11.5	2.8
Total not designated	45.9	38.4

Other Assets
Designated as hedging instruments:
Interest rate contracts	80.9	107.5

Not designated as hedging instruments:
Interest rate contracts	2.8	9.8
Foreign exchange contracts	11.3	3.1
Total not designated	14.1	12.9

Total derivatives	$348.1	$306.9

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$7.1	$35.3

Not designated as hedging instruments:
Interest rate contracts	15.3	16.9
Cross-currency interest rate contracts	.1
Total not designated	15.4	16.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts	19.8	23.0
Foreign exchange contracts	5.6	8.6
Total not designated	25.4	31.6

Total derivatives	$47.9	$83.8

The classifications and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI
	Classification	2015	2014	2013
Fair Value Hedges
Interest rate contracts	Interest expense	$268.7	$148.2	$(90.9)

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI -pretax *	(11.9)	(6.1)	(14.6)
Foreign exchange contracts	OCI -pretax *		(4.1)	47.9

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(8.6)	(9.8)	(17.8)
Foreign exchange contracts	Administrative and operating expenses *		(5.5)	39.3

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(8.2)	$5.0	$(4.5)
Foreign exchange contracts	Administrative and operating expenses *	165.6	52.6	20.8
Total not designated		$157.4	$57.6	$16.3

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts are not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions were gains of $262.7 million and $145.8 million during 2015 and 2014, respectively, and a loss of $100.0 million during 2013.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At October 31, 2015 and 2014, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty, the credit default swap spread of the counterparty and other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default or termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was the gross amount of the external derivatives shown in the subsequent table. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2015 and 2014.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $2.2 million and $8.0 million as of October 31, 2015 and 2014, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$95.0	$(20.3)		$74.7
John Deere	253.1	(22.5)		230.6
Liabilities
External	25.4	(20.3)		5.1
John Deere	22.5	(22.5)

2014
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$120.4	$(24.3)		$96.1
John Deere	186.5	(50.4)		136.1
Liabilities
External	31.6	(24.3)		7.3
John Deere	52.2	(50.4)		1.8

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

Geographic area information as of and for the years ended October 31, 2015, 2014 and 2013 is presented below (in millions of dollars):

	2015	2014	2013
Revenues:
U.S.	$1,736.9	$1,646.0	$1,528.7
Outside the U.S.	214.8	249.8	238.8
Total	$1,951.7	$1,895.8	$1,767.5

Operating profit:
U.S.	$681.6	$682.2	$605.7
Outside the U.S.	86.5	122.6	121.2
Total	$768.1	$804.8	$726.9

Receivables:
U.S.	$25,779.4	$26,570.0	$24,895.1
Outside the U.S.	3,313.0	3,935.9	3,938.2
Total	$29,092.4	$30,505.9	$28,833.3

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

Summarized financial information of the unconsolidated affiliated company was as follows (in millions of dollars):

	Year Ended October 31
	2015	2014	2013
Operations:
Total revenue	$11.3	$13.7	$11.9
Net income	2.4	3.8	2.2
The Company’s equity in net income	1.2	1.9	1.1

	October 31
	2015	2014
Financial Position:
Total assets	$189.2	$202.8
Total external borrowings	163.2	176.3
Total net assets	21.0	21.9
The Company’s share of net assets	10.5	10.9

Note 24. Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2015:
Revenues	$476.8	$475.0	$493.4	$506.5	$1,951.7
Interest expense	74.6	77.7	78.8	80.8	311.9
Operating expenses	202.3	214.1	216.7	239.8	872.9
Provision for income taxes	66.7	67.7	71.1	64.4	269.9
Equity in income of unconsolidated affiliate	.4	.4	.1	.3	1.2
Net income attributable to the Company	$133.6	$115.9	$126.9	$121.8	$498.2

2014:
Revenues	$431.8	$454.5	$487.6	$521.9	$1,895.8
Interest expense	74.1	63.4	69.0	74.6	281.1
Operating expenses	183.5	196.7	218.1	213.5	811.8
Provision for income taxes	38.5	70.6	71.6	79.9	260.6
Equity in income of unconsolidated affiliate	.8	.5	.3	.3	1.9
Net income attributable to the Company	$136.5	$124.3	$129.2	$154.2	$544.2

Note 25. Subsequent Events

In December 2015, the Capital Corporation paid a $200.0 million dividend to JDFS. JDFS in turn, paid a $200.0 million dividend to Deere & Company.

Index to Exhibits

2.	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

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

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

2019 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2015, Securities and Exchange Commission File Number 1-4121*)

10.11

2020 Credit Agreement among registrant, Deere & Company, John Deere Bank S.A.,various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al, dated February 23, 2015 (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended January 31, 2015, Securities and Exchange Commission file number 1-4121*)

11.	Not applicable

12.	Computation of Ratio of Earnings to Fixed Charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Omitted pursuant to instruction I(2)

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Parts I and II of the Deere & Company Form 10-K for the fiscal year ended October 31, 2015 (Securities and Exchange Commission file number 1-4121*)

100.	Not applicable

101.	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.