Form 10-Q
period 2016-01-31
DEERE JOHN CAPITAL CORP
filed 2016-02-25
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Yes ☐No ☒

At January 31, 2016,  2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 36

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Three Months Ended January 31, 2016 and 2015

(Unaudited)

(in millions)

	2016	2015
Revenues
Finance income earned on retail notes	$177.1	$190.6
Revolving charge account income	51.8	48.9
Finance income earned on wholesale receivables	82.4	93.8
Lease revenues	173.5	128.9
Other income – net	2.4	14.6
Total revenues	487.2	476.8
Expenses
Interest expense	89.6	74.6
Operating expenses:
Administrative and operating expenses	101.8	96.4
Fees paid to John Deere	12.1	13.6
Provision for credit losses	7.4	.9
Depreciation of equipment on operating leases	128.4	91.4
Total operating expenses	249.7	202.3
Total expenses	339.3	276.9
Income of consolidated group before income taxes	147.9	199.9
Provision for income taxes	48.9	66.7
Income of consolidated group	99.0	133.2
Equity in income of unconsolidated affiliate	.8	.4
Net income	99.8	133.6
Less: Net loss attributable to noncontrolling interests	(.1)
Net income attributable to the Company	$99.9	$133.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Three Months Ended January 31, 2016 and 2015

(Unaudited)

(in millions)

	2016	2015

Net income	$99.8	$133.6

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(12.7)	(48.2)
Unrealized gain (loss) on derivatives	.1	(1.0)
Other comprehensive income (loss), net of income taxes	(12.6)	(49.2)

Comprehensive income of consolidated group	87.2	84.4
Less: Comprehensive loss attributable to noncontrolling interests	(.1)
Comprehensive income attributable to the Company	$87.3	$84.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 31	October 31	January 31
	2016	2015	2015
Assets
Cash and cash equivalents	$1,064.3	$1,163.7	$1,036.7
Receivables:
Retail notes	13,862.1	13,810.6	14,928.4
Retail notes securitized	4,015.0	4,848.4	3,905.1
Revolving charge accounts	2,112.1	2,680.8	1,839.4
Wholesale receivables	7,301.2	7,185.5	7,784.8
Financing leases	518.6	567.1	541.0
Total receivables	27,809.0	29,092.4	28,998.7
Allowance for credit losses	(109.8)	(109.8)	(111.5)
Total receivables – net	27,699.2	28,982.6	28,887.2
Other receivables	64.1	49.2	42.5
Receivables from John Deere	332.7	253.1	326.6
Equipment on operating leases – net	3,810.9	3,609.8	2,621.0
Investment in unconsolidated affiliate	11.3	10.5	10.2
Deferred income taxes	25.1	25.8	20.3
Other assets	550.8	558.1	541.6
Total Assets	$33,558.4	$34,652.8	$33,486.1
Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,705.5	$2,343.6	$2,457.3
Securitization borrowings	3,878.9	4,590.0	3,887.9
John Deere	790.0	1,123.5	1,317.8
Current maturities of long-term borrowings	4,442.7	4,465.4	3,704.3
Total short-term borrowings	10,817.1	12,522.5	11,367.3
Other payables to John Deere	19.8	22.5	22.1
Accounts payable and accrued expenses	782.4	793.6	656.0
Deposits withheld from dealers and merchants	143.7	151.9	164.8
Deferred income taxes	609.9	432.0	435.0
Long-term borrowings	17,548.5	16,980.5	17,051.4
Total liabilities	29,921.4	30,903.0	29,696.6
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,229.6	2,329.7	2,350.1
Accumulated other comprehensive income (loss)	(75.7)	(63.1)	(43.8)
Total Company stockholder’s equity	3,636.7	3,749.4	3,789.1
Noncontrolling interests	.3	.4	.4
Total stockholder’s equity	3,637.0	3,749.8	3,789.5
Total Liabilities and Stockholder’s Equity	$33,558.4	$34,652.8	$33,486.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Three Months Ended January 31, 2016 and 2015

(Unaudited)

(in millions)

	2016	2015
Cash Flows from Operating Activities:
Net income	$99.8	$133.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	7.4	.9
Provision for depreciation and amortization	131.4	94.0
Provision for deferred income taxes	178.5	133.2
Impairment charges	12.6
Undistributed earnings of unconsolidated affiliate	(.8)	(.4)
Change in accounts payable and accrued expenses	27.7	(5.5)
Change in accrued income taxes payable/receivable	(6.5)	15.7
Other	24.4	10.9
Net cash provided by operating activities	474.5	382.4

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,236.3)	(3,533.8)
Collections of receivables (excluding wholesale)	4,604.5	4,696.0
Increase in wholesale receivables – net	(138.8)	(26.7)
Cost of equipment on operating leases acquired	(653.8)	(378.6)
Proceeds from sales of equipment on operating leases	212.9	158.3
Change in restricted cash	40.7	(9.3)
Other	(12.3)	(5.6)
Net cash provided by investing activities	816.9	900.3

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(637.4)	390.3
Decrease in securitization borrowings – net	(711.2)	(670.6)
Decrease in payable to John Deere – net	(320.4)	(691.0)
Proceeds from issuance of long-term borrowings	1,499.4	977.2
Payments of long-term borrowings	(1,011.5)	(1,201.4)
Dividends paid	(200.0)	(100.0)
Debt issuance costs	(7.2)	(5.2)
Net cash used for financing activities	(1,388.3)	(1,300.7)

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(4.7)
Net decrease in cash and cash equivalents	(99.4)	(22.7)
Cash and cash equivalents at beginning of period	1,163.7	1,059.4
Cash and cash equivalents at end of period	$1,064.3	$1,036.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2015 and 2016

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2014	$3,805.1	$1,482.8	$2,316.5	$5.4	$.4
Net income	133.6		133.6
Other comprehensive loss	(49.2)			(49.2)
Dividends declared	(100.0)		(100.0)
Balance January 31, 2015	$3,789.5	$1,482.8	$2,350.1	$(43.8)	$.4

Balance October 31, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4
Net income (loss)	99.8		99.9		(.1)
Other comprehensive loss	(12.6)			(12.6)
Dividends declared	(200.0)		(200.0)
Balance January 31, 2016	$3,637.0	$1,482.8	$2,229.6	$(75.7)	$.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)    The interim consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10‑K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2016 and 2015 were January 31, 2016 and February 1, 2015, respectively. Both periods contained 13 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated January 31.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. This treatment is consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment. The ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Additional disclosure of financial assets and financial liabilities by measurement category and form is also required. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The amendment will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company has not determined the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company has not determined the potential effects on the consolidated financial statements.

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 31, 2015	$(60.4)	$(2.7)	$(63.1)
Other comprehensive income (loss) items before reclassification	(12.7)	(1.3)	(14.0)
Amounts reclassified from accumulated other comprehensive income		1.4	1.4
Net current period other comprehensive income (loss)	(12.7)	.1	(12.6)
Balance January 31, 2016	$(73.1)	$(2.6)	$(75.7)

Balance October 31, 2014	$6.0	$(.6)	$5.4
Other comprehensive income (loss) items before reclassification	(48.2)	(2.3)	(50.5)
Amounts reclassified from accumulated other comprehensive income		1.3	1.3
Net current period other comprehensive income (loss)	(48.2)	(1.0)	(49.2)
Balance January 31, 2015	$(42.2)	$(1.6)	$(43.8)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$(12.7)		$(12.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2.0)	$.7	(1.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.1	(.7)	1.4
Net unrealized gain (loss) on derivatives	.1		.1
Total other comprehensive income (loss)	$(12.6)		$(12.6)

Three Months Ended January 31, 2015
Cumulative translation adjustment	$(48.2)		$(48.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.6)	$1.3	(2.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.1	(.8)	1.3
Net unrealized gain (loss) on derivatives	(1.5)	.5	(1.0)
Total other comprehensive income (loss)	$(49.7)	$.5	$(49.2)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	January 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$130.4	$56.4	$62.7	$249.5
Construction and forestry	66.8	31.5	28.1	126.4
Revolving charge accounts:
Agriculture and turf	25.2	10.3	1.9	37.4
Construction and forestry	2.2	1.2	.5	3.9
Wholesale receivables:
Agriculture and turf	4.5	1.2	1.6	7.3
Construction and forestry	.5		1.4	1.9
Financing leases:
Agriculture and turf	6.9	4.7	1.3	12.9
Construction and forestry	2.5	.9	.8	4.2
Total Receivables	$239.0	$106.2	$98.3	$443.5

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$249.5	$51.7	$15,080.7	$15,381.9
Construction and forestry	126.4	15.5	2,353.3	2,495.2
Revolving charge accounts:
Agriculture and turf	37.4	1.8	2,002.9	2,042.1
Construction and forestry	3.9		66.1	70.0
Wholesale receivables:
Agriculture and turf	7.3	9.5	6,273.5	6,290.3
Construction and forestry	1.9		1,009.0	1,010.9
Financing leases:
Agriculture and turf	12.9	9.5	322.0	344.4
Construction and forestry	4.2	3.0	167.0	174.2
Total Receivables	$443.5	$91.0	$27,274.5	$27,809.0

	October 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$100.2	$48.8	$43.3	$192.3
Construction and forestry	61.7	28.5	12.1	102.3
Revolving charge accounts:
Agriculture and turf	11.4	5.1	.8	17.3
Construction and forestry	2.1	.8	.3	3.2
Wholesale receivables:
Agriculture and turf	2.0	2.1	.6	4.7
Construction and forestry	.8		1.4	2.2
Financing leases:
Agriculture and turf	12.3	5.7	2.2	20.2
Construction and forestry	2.8	.7	.4	3.9
Total Receivables	$193.3	$91.7	$61.1	$346.1

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$192.3	$45.8	$15,956.8	$16,194.9
Construction and forestry	102.3	17.0	2,344.8	2,464.1
Revolving charge accounts:
Agriculture and turf	17.3	1.8	2,579.5	2,598.6
Construction and forestry	3.2	.1	78.9	82.2
Wholesale receivables:
Agriculture and turf	4.7	10.3	5,981.2	5,996.2
Construction and forestry	2.2		1,187.1	1,189.3
Financing leases:
Agriculture and turf	20.2	8.2	360.8	389.2
Construction and forestry	3.9	3.3	170.7	177.9
Total Receivables	$346.1	$86.5	$28,659.8	$29,092.4

	January 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$108.6	$34.6	$35.0	$178.2
Construction and forestry	57.9	25.2	10.6	93.7
Revolving charge accounts:
Agriculture and turf	20.3	5.3	1.1	26.7
Construction and forestry	2.8	.9	.4	4.1
Wholesale receivables:
Agriculture and turf	5.1	3.9	2.1	11.1
Construction and forestry	.1	.1	1.4	1.6
Financing leases:
Agriculture and turf	7.3	3.7	.8	11.8
Construction and forestry	4.1	1.8	.9	6.8
Total Receivables	$206.2	$75.5	$52.3	$334.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables

Retail notes:
Agriculture and turf	$178.2	$42.3	$16,238.8	$16,459.3
Construction and forestry	93.7	11.6	2,268.9	2,374.2
Revolving charge accounts:
Agriculture and turf	26.7	1.0	1,738.9	1,766.6
Construction and forestry	4.1		68.7	72.8
Wholesale receivables:
Agriculture and turf	11.1	1.0	6,886.8	6,898.9
Construction and forestry	1.6		884.3	885.9
Financing leases:
Agriculture and turf	11.8	14.1	346.9	372.8
Construction and forestry	6.8	2.3	159.1	168.2
Total Receivables	$334.0	$72.3	$28,592.4	$28,998.7

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 31, 2016
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	5.4	1.7		.3	7.4
Write-offs	(6.3)	(6.2)			(12.5)
Recoveries	1.1	4.5			5.6
Other changes (primarily translation adjustments)	(.3)			(.2)	(.5)
End of period balance	$53.2	$39.7	$8.1	$8.8	$109.8
Balance individually evaluated *			$1.0	$.2	$1.2

Receivables:
End of period balance	$17,877.1	$2,112.1	$7,301.2	$518.6	$27,809.0
Balance individually evaluated *	$20.0	$2.7	$10.1	$.9	$33.7

	Three Months Ended
	January 31, 2015
Allowance:
Beginning of period balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision (credit) for credit losses	.9	(.3)	.1	.2	.9
Write-offs	(2.3)	(3.6)	(.2)		(6.1)
Recoveries	1.3	3.9			5.2
Other changes (primarily translation adjustments)	(.5)		(.2)	(.2)	(.9)
End of period balance	$55.5	$39.9	$7.3	$8.8	$111.5
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of period balance	$18,833.5	$1,839.4	$7,784.8	$541.0	$28,998.7
Balance individually evaluated *	$23.4	$.5	$3.8	$1.2	$28.9

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 31, 2016 *
Receivables with specific allowance:
Wholesale receivables	$9.0	$9.0	$1.0	$9.0
Financing leases	.9	.8	.2	.9
Total with specific allowance	9.9	9.8	1.2	9.9

Receivables without specific allowance:
Retail notes	8.4	8.3		8.5
Wholesale receivables	.5	.5		.6
Total without specific allowance	8.9	8.8		9.1
Total	$18.8	$18.6	$1.2	$19.0

Agriculture and turf	$15.1	$14.9	$1.0	$15.2
Construction and forestry	3.7	3.7	.2	3.8
Total	$18.8	$18.6	$1.2	$19.0

October 31, 2015 *
Receivables with specific allowance:
Wholesale receivables	$9.7	$9.7	$1.0	$9.7
Financing leases	.8	.7	.2	.7
Total with specific allowance	10.5	10.4	1.2	10.4

Receivables without specific allowance:
Retail notes	9.5	9.5		11.8
Wholesale receivables	.6	.6		.7
Total without specific allowance	10.1	10.1		12.5
Total	$20.6	$20.5	$1.2	$22.9

Agriculture and turf	$16.9	$16.8	$1.0	$18.0
Construction and forestry	3.7	3.7	.2	4.9
Total	$20.6	$20.5	$1.2	$22.9

January 31, 2015 *
Receivables with specific allowance:
Retail notes	$5.8	$5.7	$1.7	$6.6
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	6.1	6.0	2.0	6.9

Receivables without specific allowance:
Retail notes	5.5	5.3		5.6
Total without specific allowance	5.5	5.3		5.6
Total	$11.6	$11.3	$2.0	$12.5

Agriculture and turf	$10.2	$10.0	$2.0	$11.1
Construction and forestry	1.4	1.3		1.4
Total	$11.6	$11.3	$2.0	$12.5

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2016, the Company identified 18 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $.3 million pre-modification and $.3 million post-modification. During the first quarter of 2015, there were nine Receivable contracts, primarily retail notes, with aggregate balances of $.1 million pre-modification and $.1 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2016, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,464.0 million, $3,005.4 million and $2,562.4 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,321.1 million, $2,743.2 million and $2,500.2 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228.0 million of securitization borrowings, with a balance of $113.5 million and $189.3 million at January 31, 2016 and October 31, 2015, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $212.7 million, $249.2 million and $183.8 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively. The liabilities (securitization borrowings and accrued interest) were $205.0 million, $237.7 million and $178.6 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,405.0 million, $1,689.4 million and $1,246.3 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,354.8 million, $1,611.2 million and $1,210.7 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 31
2016
Carrying value of liabilities	$1,354.8
Maximum exposure to loss	1,405.0

The total assets of unconsolidated VIEs related to securitizations were approximately $57.8 billion at January 31, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Retail notes securitized	$4,015.0	$4,848.4	$3,905.1
Allowance for credit losses	(11.8)	(13.8)	(11.8)
Other assets	78.5	109.4	99.2
Total restricted securitized assets	$4,081.7	$4,944.0	$3,992.5

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Securitization borrowings	$3,878.9	$4,590.0	$3,887.9
Accrued interest on borrowings	2.0	2.1	1.6
Total liabilities related to restricted securitized assets	$3,880.9	$4,592.1	$3,889.5

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2016, the maximum remaining term of all restricted securitized retail notes was approximately five years.

(6)  Commitments and contingencies:

At January 31, 2016, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $238.5 million of commercial paper and a fair value liability of $26.0 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,643.4 million that were guaranteed by Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,604.0 million at January 31, 2016. The weighted average interest rate on the debt at January 31, 2016 was 2.2 percent with a maximum remaining maturity of approximately six years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.8 billion at January 31, 2016. The amount of unused commitments to extend credit to customers was $27.7 billion at January 31, 2016. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts.

At January 31, 2016, the Company had restricted other assets of approximately $20.0 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)    The Company’s unrecognized tax benefits at January 31, 2016 were $29.4 million, compared to $36.0 million at October 31, 2015. The liability at January 31, 2016 consisted of approximately $15.0 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2016 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)    The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 31, 2016		October 31, 2015		January 31, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$23,696.0	$23,639.3	$24,148.0	$24,126.5	$24,993.9	$24,927.3
Retail notes securitized – net	4,003.2	3,986.5	4,834.6	4,820.5	3,893.3	3,867.6
Securitization borrowings	3,878.9	3,881.8	4,590.0	4,590.2	3,887.9	3,891.2
Current maturities of long‑term borrowings	4,442.7	4,457.6	4,465.4	4,478.7	3,704.3	3,712.4
Long‑term borrowings	17,548.5	17,555.7	16,980.5	17,007.6	17,051.4	17,242.9

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Receivables from John Deere
Derivatives:
Interest rate contracts	$318.9	$241.6	$316.2
Cross-currency interest rate contracts	13.8	11.5	10.4
Other assets
Derivatives:
Interest rate contracts	89.2	83.7	122.2
Foreign exchange contracts	13.6	11.3	25.7
Total assets *	$435.5	$348.1	$474.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$19.5	$22.4	$22.1
Cross-currency interest rate contracts	.3	.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	21.6	19.8	27.1
Foreign exchange contracts	5.6	5.6	2.4
Total liabilities	$47.0	$47.9	$51.6

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			(Gains) / Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2016	2015	2015	2016	2015
Receivables:
Retail notes			$4.1
Wholesale receivables	$8.0	$8.7
Financing leases	.7	.6
Equipment on operating leases – net	469.3	478.7		$3.8
Other assets	125.9	96.2		8.8
Total	$603.9	$584.2	$4.1	$12.6

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

Equipment on operating leases - net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of equipment sale price at lease maturity. Inputs include realized sales values.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2016,  October 31, 2015 and January 31, 2015 were $2,650.0 million,  $2,800.0 million and $2,550.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2016 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $2.1 million after-tax. These contracts mature in up to 23 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2016,  October 31, 2015 and January 31, 2015 were $8,297.9 million,  $8,048.6 million and $7,902.9 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $.5 million and a gain of $2.8 million during the first three months of 2016 and 2015, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended
	January 31
	2016	2015
Interest rate contracts *	$71.7	$168.2
Borrowings **	(72.2)	(165.4)

*    Includes changes in fair value of interest rate contracts excluding net accrued interest income of $38.2 million and $43.0 million during the first three months of 2016 and 2015, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $64.1 million and $65.6 million during the first three months of 2016 and 2015, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 31, 2016,  October 31, 2015 and January 31, 2015 were $2,603.8 million,  $2,679.5 million and $2,752.8 million, the foreign exchange contracts were $1,109.7 million,  $966.6 million and $1,083.6 million and the cross-currency interest rate contracts were $73.1 million,  $75.6 million and $96.8 million, respectively. At January 31, 2016,  October 31, 2015 and January 31, 2015 there were also $1,668.7 million, $1,902.1 million and $1,501.5 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$282.9	$207.2	$276.9

Not designated as hedging instruments:
Interest rate contracts	36.0	34.4	39.3
Cross-currency interest rate contracts	13.8	11.5	10.4
Total not designated	49.8	45.9	49.7

Other Assets
Designated as hedging instruments:
Interest rate contracts	87.6	80.9	116.2

Not designated as hedging instruments:
Interest rate contracts	1.6	2.8	6.0
Foreign exchange contracts	13.6	11.3	25.7
Total not designated	15.2	14.1	31.7

Total derivatives	$435.5	$348.1	$474.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$7.2	$7.1	$6.6

Not designated as hedging instruments:
Interest rate contracts	12.3	15.3	15.5
Cross-currency interest rate contracts	.3	.1
Total not designated	12.6	15.4	15.5

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts	21.6	19.8	27.1
Foreign exchange contracts	5.6	5.6	2.4
Total not designated	27.2	25.4	29.5

Total derivatives	$47.0	$47.9	$51.6

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended
	Expense or OCI	January 31
	Classification	2016	2015
Fair Value Hedges:
Interest rate contracts	Interest expense	$109.9	$211.2

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	(2.0)	(3.6)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	(2.1)	(2.1)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	(.9)	(3.7)
Foreign exchange contracts	Administrative and operating expenses *	48.6	128.2
Total not designated		$47.7	$124.5

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount of gain the Company recognized on these affiliate party transactions for the three months ended January 31, 2016 and 2015 was $110.9 million and $209.6 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 31, 2016,  October 31, 2015 and January 31, 2015, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $1.0 million,  $2.2 million and $5.2 million as of January 31, 2016,  October 31, 2015 and January 31, 2015, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 31, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$102.8	$(25.0)		$77.8
John Deere	332.7	(19.8)		312.9
Liabilities
External	27.2	(25.0)		2.2
John Deere	19.8	(19.8)

October 31, 2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$95.0	$(20.3)		$74.7
John Deere	253.1	(22.5)		230.6
Liabilities
External	25.4	(20.3)		5.1
John Deere	22.5	(22.5)

January 31, 2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$147.9	$(29.3)		$118.6
John Deere	326.6	(21.5)		305.1
Liabilities
External	29.5	(29.3)		.2
John Deere	22.1	(21.5)		.6

(10)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.6 million and $2.5 million for the first three months of 2016 and 2015, respectively. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.6 million and $1.0 million for the first three months of 2016 and 2015, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2016.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for 2016. Industry sales in the European Union (EU)28 nations are forecast to be about the same to down 5 percent. In South America, industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian sales are projected to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2016.  John Deere’s agriculture and turf segment sales decreased 12 percent for the first quarter and are forecast to decrease by about 10 percent for fiscal year 2016. Construction equipment markets reflect the impact of weak conditions in the North American energy sector, as well as lower sales outside the U.S. and Canada. In forestry, global sales are expected to be down 5 to 10 percent from last year’s strong levels. John Deere’s construction and forestry segment sales decreased 23 percent in the first quarter and are forecast to be down about 11 percent for fiscal year 2016.

Net income attributable to the Company in fiscal year 2016 is expected to be approximately $420 million, compared to $498 million in fiscal year 2015. The forecast decline from 2015 reflects less favorable financing spreads and an increased provision for credit losses.

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

All of John Deere’s segments remained solidly profitable in the first quarter of 2016, even with the continuing impact of the downturn in the global agricultural economy and lower demand for construction equipment. John Deere anticipates a higher level of net income than previous downturns that illustrates a more durable business model and a wider range of revenue sources. John Deere is well positioned to continue investing in innovative products, advanced technology and new markets, which John Deere believes will provide value to customers and investors in the years ahead.

2016 Compared with 2015

Net income attributable to the Company was $99.9 million in the first quarter of 2016, compared with $133.6 million for the same period last year. The decline for the quarter was primarily due to less favorable financing spreads, higher losses on residual values primarily for construction equipment operating leases and a higher provision for credit losses.

Revenues totaled $487.2 million in the first quarter of 2016, compared with $476.8 million for the same period last year. Finance income earned on retail notes totaled $177.1 million for the first quarter of 2016, compared with $190.6 million for the same period in 2015. The decrease was primarily due to a decline in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $51.8 million for the first quarter of 2016, compared with $48.9 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $82.4 million for the first quarter of 2016, compared with $93.8 million for the same period in 2015.  The decrease was primarily due to a decline in the average balance of wholesale receivables. Lease revenues totaled $173.5 million for the first quarter of 2016, compared with $128.9 million in the first quarter of 2015. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $104.5 million in the first quarter of 2016, compared with $106.9 million for the same period last year. The decrease was primarily the result of lower service fee income, partially offset by increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in “Other income – net” on the statement of consolidated income.

Other income – net totaled $2.4 million in the first quarter of 2016, compared with $14.6 million for the same period in 2015. The decrease was primarily due to lower service fee income from John Deere related to support provided to a business divested during 2015.

Interest expense totaled $89.6 million in the first quarter of 2016, compared with $74.6 million for the same period in 2015. The increase for the quarter was primarily due to higher average borrowing rates, partially offset by lower average borrowings.

Administrative and operating expenses were $101.8 million in the first quarter of 2016, compared with $96.4 million for the same period in 2015.  The increase was primarily due to higher losses on residual values primarily for construction equipment operating leases, partially offset by lower employment costs.

Fees paid to John Deere totaled $12.1 million in the first quarter of 2016, compared with $13.6 million for the same period in 2015. The decrease was primarily due to lower corporate support fees.

During the first quarter of 2016, the provision for credit losses totaled $7.4 million, compared with $.9 million for the same period in 2015. The increase was primarily due to higher net write-offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .11 percent in the first quarter of 2016, compared with .01 percent for the same period in 2015. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $128.4 million in the first quarter of 2016, compared with $91.4 million for the same period in 2015. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $48.9 million in the first quarter of 2016, compared with $66.7 million for the same period in 2015. The decrease was primarily due to lower pretax income.

The Company’s ratio of earnings to fixed charges was 2.63 to 1 for the first quarter of 2016, compared with 3.64 to 1 for the first quarter of 2015. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	Ended January 31
	2016	2015	$ Change	% Change
Retail notes:
Agriculture and turf	$1,321.1	$1,655.0	$(333.9)	(20)%
Construction and forestry	350.6	418.0	(67.4)	(16)
Total retail notes	1,671.7	2,073.0	(401.3)	(19)
Revolving charge accounts	1,550.4	1,413.0	137.4	10
Wholesale receivables	5,930.9	6,820.0	(889.1)	(13)
Financing leases	44.0	55.1	(11.1)	(20)
Equipment on operating leases	590.3	312.7	277.6	89
Total Receivables and Leases	$9,787.3	$10,673.8	$(886.5)	(8)%

Retail note volumes decreased in the first quarter of 2016, compared to last year, primarily due to decreases in retail sales of John Deere equipment. Wholesale receivable volumes decreased in the first quarter of 2016, compared to last year, primarily due to decreased shipments of John Deere equipment as a result of decreased retail sales activity. Equipment on operating leases volume increased during the first quarter, compared to last year, primarily due to increased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Retail notes:
Agriculture and turf	$15,381.9	$16,194.9	$16,459.3
Construction and forestry	2,495.2	2,464.1	2,374.2
Total retail notes	17,877.1	18,659.0	18,833.5
Revolving charge accounts	2,112.1	2,680.8	1,839.4
Wholesale receivables	7,301.2	7,185.5	7,784.8
Financing leases	518.6	567.1	541.0
Equipment on operating leases	3,810.9	3,609.8	2,621.0
Total Receivables and Leases	$31,619.9	$32,702.2	$31,619.7

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	January 31	October 31	January 31
	2016	2015	2015
Receivables and Leases administered:
Owned by the Company	$27,604.9	$27,853.8	$27,714.6
Owned by the Company – restricted due to securitization	4,015.0	4,848.4	3,905.1
Total Receivables and Leases owned by the Company	31,619.9	32,702.2	31,619.7
Administered – with limited recourse *			.8
Administered – without recourse **	.1	.2	.8
Total Receivables and Leases administered	$31,620.0	$32,702.4	$31,621.3

*    The Company’s maximum exposure under all Receivable and Lease recourse provisions at January 31, 2016 and October 31, 2015 was none and at January 31, 2015 was not material.

**  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $443.5 million,  $346.1 million and $334.0 million at January 31, 2016,  October 31, 2015 and January 31, 2015, respectively. These past due amounts represented 1.59 percent, 1.19 percent and 1.15 percent of the Receivables financed at January 31, 2016,  October 31, 2015 and January 31, 2015, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $91.0 million,  $86.5 million and $72.3 million at January 31, 2016,  October 31, 2015 and January 31, 2015, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .33 percent, .30 percent and .25 percent at January 31, 2016,  October 31, 2015 and January 31, 2015, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 31, 2016		January 31, 2015
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(.7)	(.02)%	$(.5)	(.01)%
Construction and forestry	(5.6)	(.91)	(1.8)	(.31)
Total retail notes	(6.3)	(.14)	(2.3)	(.05)
Revolving charge accounts	(6.2)	(1.13)	(3.6)	(.70)
Wholesale receivables			(.2)	(.01)
Financing leases
Total write-offs	(12.5)	(.18)	(6.1)	(.08)
Recoveries:
Retail notes:
Agriculture and turf	.7	.02	1.1	.02
Construction and forestry	.4	.07	.2	.04
Total retail notes	1.1	.02	1.3	.03
Revolving charge accounts	4.5	.82	3.9	.76
Wholesale receivables
Financing leases
Total recoveries	5.6	.08	5.2	.07
Total net write-offs	$(6.9)	(.10)%	$(.9)	(.01)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $143.7 million at January 31, 2016, compared with $151.9 million at October 31, 2015 and $164.8 million at January 31, 2015.

The Company’s allowance for credit losses on all Receivables financed totaled $109.8 million at January 31, 2016,  $109.8 million at October 31, 2015 and $111.5 million at January 31, 2015. The allowance for credit losses represented .39 percent of the total Receivables financed at January 31, 2016, .38 percent at October 31, 2015 and .38 percent at January 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC) and other financial regulators; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility. Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact Company assets, operations, revenues, forecasts and results.

Customer and Company operations and results could be affected by changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof and the response thereto; natural disasters; and the spread of major epidemics.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first three months of 2016, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $474.5 million in the first three months of 2016.  Net cash provided by investing activities totaled $816.9 million in the first three months of 2016, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables (excluding wholesale) by $1,368.2 million, partially offset by the cost of equipment on operating leases exceeding proceeds from sales of equipment on operating leases by $440.9 million and an increase in wholesale receivables of $138.8 million.  Net cash used for financing activities totaled $1,388.3 million in the first three months of 2016, resulting primarily from a net decrease in total external borrowings of $860.7 million,  a decrease in payables to John Deere of $320.4 million and dividends paid of $200.0 million. Cash and cash equivalents decreased $99.4 million during the first three months of 2016.

During the first three months of 2015, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $382.4 million in the first three months of 2015. Net cash provided by investing activities totaled $900.3 million in the first three months of 2015, primarily due to the collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $941.9 million, partially offset by an increase in wholesale receivables of $26.7 million. Net cash used for financing activities totaled $1,300.7 million in the first three months of 2015, resulting primarily from a decrease in payables to John Deere of $691.0 million, a net decrease in total external borrowings of $504.5 million and dividends paid of $100.0 million.  Cash and cash equivalents decreased $22.7 million during the first three months of 2015.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2016,  October 31, 2015 and January 31, 2015 was $1,690.6 million, $2,335.7 million and $2,447.8 million, respectively, while the total cash and cash equivalents position was $1,064.3 million,  $1,163.7 million and $1,036.7 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $59.0 million, $110.1 million and $35.2 million at January 31, 2016,  October 31, 2015 and January 31, 2015, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2015, the agreement was renewed with a total capacity, or “financing limit,” of $3,880.0 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2016, $1,559.0 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2016, the Company issued $1,499.4 million and retired $1,011.5 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2016, the Company also retired $711.2 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,357.8 million. At January 31, 2016, the Company’s funding profile included $1,705.5 million of commercial paper and other notes payable, $3,878.9 million of securitization borrowings, $790.0 million of loans from John Deere, $21,991.2 million of unsecured term debt, and $3,637.0 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $28,365.6 million at January 31, 2016, compared with $29,503.0 million at October 31, 2015, and $28,418.7 million at January 31, 2015. Total short-term indebtedness amounted to $10,817.1 million at January 31, 2016, compared with $12,522.5 million at October 31, 2015, and $11,367.3 million at January 31, 2015. Total long-term indebtedness amounted to $17,548.5 million at January 31, 2016, compared with $16,980.5 million at October 31, 2015, and $17,051.4 million at January 31, 2015. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at January 31, 2016, compared with 7.9 to 1 at October 31, 2015 and 7.5 to 1 at January 31, 2015.

Stockholder’s equity was $3,637.0 million at January 31, 2016, compared with $3,749.8 million at October 31, 2015 and $3,789.5 million at January 31, 2015. The decrease in the first three months of 2016 was primarily due to dividend payments of $200.0 million and a change in the cumulative translation adjustment of $12.7 million, partially offset by net income attributable to the Company of $99.9 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,014.8 million at January 31, 2016, $4,436.1 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were considered to constitute utilization. Included in the credit lines at January 31, 2016 were long-term credit facility agreements of $2,900.0 million expiring in April 2019, and $2,900.0 million expiring in April 2020. In February 2016, the Company revised its credit facility agreements, which extended the agreements with $2,900.0 million expiring in April 2020, and $2,900.0 million expiring in April 2021. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $200.0 million and $100.0 million in the first three months of 2016 and 2015, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

In February 2016, the Company entered into two retail note securitization transactions, which resulted in approximately $1,451.3 million of secured borrowings.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 25, 2016	By:	/s/ Rajesh Kalathur
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

10.1

2020 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 22, 2016.

10.2

2021 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 22, 2016.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended January 31, 2016 (Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*     Incorporated by reference.  Copies of these exhibits are available from the Company upon request.