Form 10-Q
period 2016-04-30
DEERE JOHN CAPITAL CORP
filed 2016-05-26
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Yes ☐No ☒

At April 30, 2016, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 40

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Revenues
Finance income earned on retail notes	$172.5	$179.5	$349.5	$370.1
Revolving charge account income	59.9	56.5	111.7	105.4
Finance income earned on wholesale receivables	94.8	95.7	177.2	189.5
Lease revenues	180.9	136.2	354.4	265.1
Other income – net	18.8	7.1	21.2	21.7
Total revenues	526.9	475.0	1,014.0	951.8
Expenses
Interest expense	105.6	77.7	195.2	152.3
Operating expenses:
Administrative and operating expenses	143.1	85.6	244.9	182.0
Fees paid to John Deere	13.2	17.6	25.3	31.2
Provision for credit losses	20.2	11.2	27.6	12.1
Depreciation of equipment on operating leases	136.1	99.7	264.5	191.1
Total operating expenses	312.6	214.1	562.3	416.4
Total expenses	418.2	291.8	757.5	568.7
Income of consolidated group before income taxes	108.7	183.2	256.5	383.1
Provision for income taxes	39.3	67.7	88.2	134.4
Income of consolidated group	69.4	115.5	168.3	248.7
Equity in income of unconsolidated affiliate	.2	.4	1.0	.8
Net income	69.6	115.9	169.3	249.5
Less: Net loss attributable to noncontrolling interests			(.1)
Net income attributable to the Company	$69.6	$115.9	$169.4	$249.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015

Net income	$69.6	$115.9	$169.3	$249.5

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	19.7	2.5	7.0	(45.8)
Unrealized gain on derivatives	.9	1.0	1.0
Other comprehensive income (loss), net of income taxes	20.6	3.5	8.0	(45.8)

Comprehensive income of consolidated group	90.2	119.4	177.3	203.7
Less: Comprehensive loss attributable to noncontrolling interests			(.1)
Comprehensive income attributable to the Company	$90.2	$119.4	$177.4	$203.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	April 30	October 31	April 30
	2016	2015	2015
Assets
Cash and cash equivalents	$1,218.3	$1,163.7	$1,085.5
Receivables:
Retail notes	12,744.5	13,810.6	13,696.9
Retail notes securitized	4,748.8	4,848.4	4,755.4
Revolving charge accounts	2,581.7	2,680.8	2,290.7
Wholesale receivables	8,711.0	7,185.5	8,856.2
Financing leases	537.4	567.1	535.2
Total receivables	29,323.4	29,092.4	30,134.4
Allowance for credit losses	(112.4)	(109.8)	(111.2)
Total receivables – net	29,211.0	28,982.6	30,023.2
Other receivables	62.2	49.2	59.6
Receivables from John Deere	338.3	253.1	228.8
Equipment on operating leases – net	3,996.5	3,609.8	2,853.6
Investment in unconsolidated affiliate	11.9	10.5	10.5
Deferred income taxes	25.6	25.8	20.8
Other assets	625.3	558.1	515.6
Total Assets	$35,489.1	$34,652.8	$34,797.6

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,164.2	$2,343.6	$3,106.5
Securitization borrowings	4,641.8	4,590.0	4,702.7
John Deere	1,372.4	1,123.5	1,271.7
Current maturities of long-term borrowings	4,505.6	4,465.4	4,063.7
Total short-term borrowings	12,684.0	12,522.5	13,144.6
Other payables to John Deere	22.4	22.5	32.3
Accounts payable and accrued expenses	766.2	793.6	701.9
Deposits withheld from dealers and merchants	200.2	151.9	149.1
Deferred income taxes	620.6	432.0	424.5
Long-term borrowings	17,468.6	16,980.5	16,561.4
Total liabilities	31,762.0	30,903.0	31,013.8
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,299.1	2,329.7	2,341.0
Accumulated other comprehensive income (loss)	(55.1)	(63.1)	(40.4)
Total Company stockholder’s equity	3,726.8	3,749.4	3,783.4
Noncontrolling interests	.3	.4	.4
Total stockholder’s equity	3,727.1	3,749.8	3,783.8
Total Liabilities and Stockholder’s Equity	$35,489.1	$34,652.8	$34,797.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Six Months Ended April 30, 2016 and 2015

(Unaudited)

(in millions)

	2016	2015
Cash Flows from Operating Activities:
Net income	$169.3	$249.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	27.6	12.1
Provision for depreciation and amortization	270.3	196.3
Provision for deferred income taxes	188.2	121.6
Impairment charges	49.7
Undistributed earnings of unconsolidated affiliate	(1.0)	(.8)
Change in accounts payable and accrued expenses	(10.1)	(5.7)
Change in accrued income taxes payable/receivable	(.9)	17.0
Other	91.4	42.8
Net cash provided by operating activities	784.5	632.8

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(6,723.4)	(7,172.1)
Collections of receivables (excluding wholesale)	7,988.5	8,235.7
Increase in wholesale receivables – net	(1,474.4)	(1,113.5)
Cost of equipment on operating leases acquired	(1,306.6)	(925.8)
Proceeds from sales of equipment on operating leases	452.2	376.3
Change in restricted cash	10.4	(3.9)
Other	37.0	(27.5)
Net cash used for investing activities	(1,016.3)	(630.8)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(220.8)	1,089.5
Increase in securitization borrowings – net	51.7	144.2
Increase (decrease) in payable to John Deere – net	246.5	(731.9)
Proceeds from issuance of long-term borrowings	2,788.3	1,968.4
Payments of long-term borrowings	(2,369.2)	(2,202.8)
Dividends paid	(200.0)	(225.0)
Debt issuance costs	(17.2)	(13.3)
Net cash provided by financing activities	279.3	29.1

Effect of exchange rate changes on cash and cash equivalents	7.1	(5.0)
Net increase in cash and cash equivalents	54.6	26.1
Cash and cash equivalents at beginning of period	1,163.7	1,059.4
Cash and cash equivalents at end of period	$1,218.3	$1,085.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2015 and 2016

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2014	$3,805.1	$1,482.8	$2,316.5	$5.4	$.4
Net income	249.5		249.5
Other comprehensive loss	(45.8)			(45.8)
Dividends declared	(225.0)		(225.0)
Balance April 30, 2015	$3,783.8	$1,482.8	$2,341.0	$(40.4)	$.4

Balance October 31, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4
Net income (loss)	169.3		169.4		(.1)
Other comprehensive income	8.0			8.0
Dividends declared	(200.0)		(200.0)
Balance April 30, 2016	$3,727.1	$1,482.8	$2,299.1	$(55.1)	$.3

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2016 and 2015 were May 1, 2016 and May 3, 2015, respectively. Both periods contained 13 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated April 30.

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

(2)  New accounting standards to be adopted are as follows:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09. As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09. ASU No. 2016-08 provides additional guidance for revenue transactions that involve a third party in providing goods or services to a customer. The reporting entity must determine if the obligation to the customer is to provide the goods or services, i.e., as the principal, or to arrange for a third party to provide the goods or services, i.e., as the agent. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends ASU 2014‑09. ASU No. 2016-10 clarifies that goods or services that are immaterial in the context of the contract are not required to be identified as separate performance obligations. In addition, the ASU provides an accounting policy election to treat shipping and handling activities as a fulfillment cost and not part of the revenue transaction. The ASU also provides guidance regarding licensing arrangements to determine whether the license grants the right to use functional or symbolic intellectual property. Revenue for licenses of functional intellectual property, such as software, is generally recognized at a point in time, while revenue for licenses of symbolic intellectual property, such as tradenames, is generally recognized over time. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. The adoption will use one of two retrospective application methods. The Company is evaluating the potential effects on the consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment. The ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Additional disclosure of financial assets and financial liabilities by measurement category and form is also required. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The amendment will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323 Investments - Equity Method and Joint Ventures. This ASU eliminates the requirement to retroactively restate the investment, results of operations and retained earnings on a step by step basis when an investment qualifies for use of the equity method as a result of an increase in ownership or degree of influence. The ASU requires that the equity method investor add the cost of acquiring the additional ownership interest to the current basis of the entity’s previously held interest and adopt the equity method of accounting as of that date. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted, and will be adopted prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. This ASU simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The ASU also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes will be recognized prospectively. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The ASU also provides an accounting policy election to account for award forfeitures in compensation cost when the forfeitures occur. The requirement for an award to qualify for equity classification was also modified by the ASU to permit withholding up to maximum statutory tax rates in the applicable jurisdictions. The modification regarding award forfeitures and withholding rates are adopted by a cumulative effect adjustment to equity at the beginning of the period adopted. The ASU clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 31, 2014	$6.0	$(.6)	$5.4
Other comprehensive income (loss) items before reclassification	(45.8)	(2.5)	(48.3)
Amounts reclassified from accumulated other comprehensive income		2.5	2.5
Net current period other comprehensive income (loss)	(45.8)		(45.8)
Balance April 30, 2015	$(39.8)	$(.6)	$(40.4)

Balance October 31, 2015	$(60.4)	$(2.7)	$(63.1)
Other comprehensive income (loss) items before reclassification	7.0	(1.1)	5.9
Amounts reclassified from accumulated other comprehensive income		2.1	2.1
Net current period other comprehensive income (loss)	7.0	1.0	8.0
Balance April 30, 2016	$(53.4)	$(1.7)	$(55.1)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$19.7		$19.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.3	$(.1)	.2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.4)	.7
Net unrealized gain (loss) on derivatives	1.4	(.5)	.9
Total other comprehensive income (loss)	$21.1	$(.5)	$20.6

Six Months Ended April 30, 2016
Cumulative translation adjustment	$7.0		$7.0
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.7)	$.6	(1.1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.2	(1.1)	2.1
Net unrealized gain (loss) on derivatives	1.5	(.5)	1.0
Total other comprehensive income (loss)	$8.5	$(.5)	$8.0

Three Months Ended April 30, 2015
Cumulative translation adjustment	$2.5		$2.5
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.3)	$.1	(.2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.8	(.6)	1.2
Net unrealized gain (loss) on derivatives	1.5	(.5)	1.0
Total other comprehensive income (loss)	$4.0	$(.5)	$3.5

Six Months Ended April 30, 2015
Cumulative translation adjustment	$(45.8)		$(45.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.9)	$1.4	(2.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.9	(1.4)	2.5
Net unrealized gain (loss) on derivatives
Total other comprehensive income (loss)	$(45.8)		$(45.8)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	April 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$121.0	$54.7	$66.1	$241.8
Construction and forestry	75.0	28.3	28.1	131.4
Revolving charge accounts:
Agriculture and turf	16.9	6.1	30.5	53.5
Construction and forestry	2.1	1.0	.5	3.6
Wholesale receivables:
Agriculture and turf	1.9	5.9	.5	8.3
Construction and forestry	2.6		2.2	4.8
Financing leases:
Agriculture and turf	8.0	2.7	.9	11.6
Construction and forestry	2.7	.8	.4	3.9
Total Receivables	$230.2	$99.5	$129.2	$458.9

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$241.8	$61.8	$14,687.9	$14,991.5
Construction and forestry	131.4	20.0	2,350.4	2,501.8
Revolving charge accounts:
Agriculture and turf	53.5	1.9	2,453.2	2,508.6
Construction and forestry	3.6		69.5	73.1
Wholesale receivables:
Agriculture and turf	8.3	11.8	7,516.5	7,536.6
Construction and forestry	4.8		1,169.6	1,174.4
Financing leases:
Agriculture and turf	11.6	9.3	338.4	359.3
Construction and forestry	3.9	3.6	170.6	178.1
Total Receivables	$458.9	$108.4	$28,756.1	$29,323.4

	October 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$100.2	$48.8	$43.3	$192.3
Construction and forestry	61.7	28.5	12.1	102.3
Revolving charge accounts:
Agriculture and turf	11.4	5.1	.8	17.3
Construction and forestry	2.1	.8	.3	3.2
Wholesale receivables:
Agriculture and turf	2.0	2.1	.6	4.7
Construction and forestry	.8		1.4	2.2
Financing leases:
Agriculture and turf	12.3	5.7	2.2	20.2
Construction and forestry	2.8	.7	.4	3.9
Total Receivables	$193.3	$91.7	$61.1	$346.1

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$192.3	$45.8	$15,956.8	$16,194.9
Construction and forestry	102.3	17.0	2,344.8	2,464.1
Revolving charge accounts:
Agriculture and turf	17.3	1.8	2,579.5	2,598.6
Construction and forestry	3.2	.1	78.9	82.2
Wholesale receivables:
Agriculture and turf	4.7	10.3	5,981.2	5,996.2
Construction and forestry	2.2		1,187.1	1,189.3
Financing leases:
Agriculture and turf	20.2	8.2	360.8	389.2
Construction and forestry	3.9	3.3	170.7	177.9
Total Receivables	$346.1	$86.5	$28,659.8	$29,092.4

	April 30, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$95.9	$48.2	$42.2	$186.3
Construction and forestry	52.4	23.7	12.0	88.1
Revolving charge accounts:
Agriculture and turf	12.4	8.6	19.0	40.0
Construction and forestry	2.9	.7	.4	4.0
Wholesale receivables:
Agriculture and turf	2.9	1.6	2.0	6.5
Construction and forestry	1.5		1.4	2.9
Financing leases:
Agriculture and turf	14.0	2.9	.3	17.2
Construction and forestry	1.4	1.8	.1	3.3
Total Receivables	$183.4	$87.5	$77.4	$348.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$186.3	$42.6	$15,856.3	$16,085.2
Construction and forestry	88.1	16.4	2,262.6	2,367.1
Revolving charge accounts:
Agriculture and turf	40.0	1.2	2,175.8	2,217.0
Construction and forestry	4.0		69.7	73.7
Wholesale receivables:
Agriculture and turf	6.5	.4	7,558.2	7,565.1
Construction and forestry	2.9		1,288.2	1,291.1
Financing leases:
Agriculture and turf	17.2	13.1	333.4	363.7
Construction and forestry	3.3	4.3	163.9	171.5
Total Receivables	$348.3	$78.0	$29,708.1	$30,134.4

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	April 30, 2016
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$53.2	$39.7	$8.1	$8.8	$109.8
Provision for credit losses	8.9	10.3	.1	.9	20.2
Write-offs	(8.8)	(14.8)		(1.1)	(24.7)
Recoveries	1.9	4.5		.2	6.6
Other changes (primarily translation adjustments)	.3		.2		.5
End of period balance	$55.5	$39.7	$8.4	$8.8	$112.4

	Six Months Ended
	April 30, 2016
Allowance:
Beginning of period balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	14.3	12.0	.1	1.2	27.6
Write-offs	(15.1)	(21.0)		(1.1)	(37.2)
Recoveries	3.0	9.0		.2	12.2
Other changes (primarily translation adjustments)			.2	(.2)
End of period balance	$55.5	$39.7	$8.4	$8.8	$112.4
Balance individually evaluated *	$1.6		$1.3	$.1	$3.0

Receivables:
End of period balance	$17,493.3	$2,581.7	$8,711.0	$537.4	$29,323.4
Balance individually evaluated *	$33.5	$1.8	$16.7	$1.3	$53.3

*    Remainder is collectively evaluated.

	Three Months Ended
	April 30, 2015
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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 30, 2016 *
Receivables with specific allowance:
Retail notes	$9.7	$9.2	$1.6	$9.7
Wholesale receivables	11.8	11.8	1.3	11.8
Financing leases	.5	.4	.1	.3
Total with specific allowance	22.0	21.4	3.0	21.8

Receivables without specific allowance:
Retail notes	10.9	10.8		9.4
Wholesale receivables	.3	.3		.5
Total without specific allowance	11.2	11.1		9.9
Total	$33.2	$32.5	$3.0	$31.7

Agriculture and turf	$26.8	$26.2	$2.9	$27.3
Construction and forestry	6.4	6.3	.1	4.4
Total	$33.2	$32.5	$3.0	$31.7

October 31, 2015 *
Receivables with specific allowance:
Wholesale receivables	$9.7	$9.7	$1.0	$9.7
Financing leases	.8	.7	.2	.7
Total with specific allowance	10.5	10.4	1.2	10.4

Receivables without specific allowance:
Retail notes	9.5	9.5		11.8
Wholesale receivables	.6	.6		.7
Total without specific allowance	10.1	10.1		12.5
Total	$20.6	$20.5	$1.2	$22.9

Agriculture and turf	$16.9	$16.8	$1.0	$18.0
Construction and forestry	3.7	3.7	.2	4.9
Total	$20.6	$20.5	$1.2	$22.9

April 30, 2015 *
Receivables with specific allowance:
Retail notes	$2.8	$2.7	$1.7	$5.2
Revolving charge accounts	.2	.2	.2	.2
Wholesale receivables	.1	.1	.1	.1
Total with specific allowance	3.1	3.0	2.0	5.5

Receivables without specific allowance:
Retail notes	11.4	11.2		11.9
Total without specific allowance	11.4	11.2		11.9
Total	$14.5	$14.2	$2.0	$17.4

Agriculture and turf	$8.6	$8.3	$2.0	$11.4
Construction and forestry	5.9	5.9		6.0
Total	$14.5	$14.2	$2.0	$17.4

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2016, the Company identified 44 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.2 million pre-modification and $.7 million post-modification. During the first six months of 2015, there were 50 Receivable contracts, primarily retail notes, with aggregate balances of $1.5 million pre-modification and $1.1 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2016, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,782.2 million, $3,005.4 million and $3,082.5 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,712.1 million, $2,743.2 million and $3,006.7 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228.0 million of securitization borrowings, with a balance of $22.2 million and $189.3 million at April 30, 2016 and October 31, 2015, respectively. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $270.5 million, $249.2 million and $228.0 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (securitization borrowings and accrued interest) were $253.9 million, $237.7 million and $218.3 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,787.0 million, $1,689.4 million and $1,545.0 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,678.4 million, $1,611.2 million and $1,479.9 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 30
2016
Carrying value of liabilities	$1,678.4
Maximum exposure to loss	1,787.0

The total assets of unconsolidated VIEs related to securitizations were approximately $59.0 billion at April 30, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Retail notes securitized	$4,748.8	$4,848.4	$4,755.4
Allowance for credit losses	(14.1)	(13.8)	(14.3)
Other assets	105.0	109.4	114.4
Total restricted securitized assets	$4,839.7	$4,944.0	$4,855.5

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Securitization borrowings	$4,641.8	$4,590.0	$4,702.7
Accrued interest on borrowings	2.6	2.1	2.2
Total liabilities related to restricted securitized assets	$4,644.4	$4,592.1	$4,704.9

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2016, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)  Commitments and contingencies:

At April 30, 2016, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $211.0 million of commercial paper and a fair value liability of $19.1 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,186.3 million that were guaranteed by Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,792.8 million at April 30, 2016. The weighted average interest rate on the debt at April 30, 2016 was 2.2 percent with a maximum remaining maturity of approximately six years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.5 billion at April 30, 2016. The amount of unused commitments to extend credit to customers was $27.4 billion at April 30, 2016. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts.

At April 30, 2016, the Company had restricted other assets of approximately $24.4 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)    The Company’s unrecognized tax benefits at April 30, 2016 were $31.0 million, compared to $36.0 million at October 31, 2015. The liability at April 30, 2016 consisted of approximately $15.9 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2016 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)    The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2016		October 31, 2015		April 30, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$24,476.3	$24,432.8	$24,148.0	$24,126.5	$25,282.1	$25,252.7
Retail notes securitized – net	4,734.7	4,723.4	4,834.6	4,820.5	4,741.1	4,716.0
Securitization borrowings	4,641.8	4,641.8	4,590.0	4,590.2	4,702.7	4,706.9
Current maturities of long‑term borrowings	4,505.6	4,528.2	4,465.4	4,478.7	4,063.7	4,069.3
Long‑term borrowings	17,468.6	17,625.9	16,980.5	17,007.6	16,561.4	16,756.5

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Receivables from John Deere
Derivatives:
Interest rate contracts	$329.1	$241.6	$216.4
Cross-currency interest rate contracts	9.2	11.5	12.4
Other assets
Derivatives:
Interest rate contracts	67.2	83.7	97.4
Foreign exchange contracts	4.5	11.3	.6
Total assets *	$410.0	$348.1	$326.8

Other payables to John Deere
Derivatives:
Interest rate contracts	$21.4	$22.4	$32.3
Cross-currency interest rate contracts	1.0	.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	16.9	19.8	21.5
Foreign exchange contracts	16.6	5.6	19.7
Total liabilities	$55.9	$47.9	$73.5

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			(Gains) / Losses
				Three Months Ended		Six Months Ended
	April 30	October 31	April 30	April 30		April 30
	2016	2015	2015	2016	2015	2016	2015
Receivables:
Retail notes	$8.1		$1.1	$1.6		$1.6
Wholesale receivables	10.5	$8.7		.3		.3
Financing leases	.4	.6		(.1)		(.1)
Equipment on operating leases – net	725.1	478.7		25.8		29.6
Other assets	165.6	96.2		11.3		20.1
Total	$909.7	$584.2	$1.1	$38.9		$51.5

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2016, October 31, 2015 and April 30, 2015 were $1,600.0 million, $2,800.0 million and $2,550.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at April 30, 2016 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.5 million after-tax. These contracts mature in up to 20 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2016, October 31, 2015 and April 30, 2015 were $9,325.2 million, $8,048.6 million and $7,978.8 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were losses of $.7 million and $1.4 million during the second quarter of 2016 and 2015, respectively, and a loss of $1.2 million and a gain of $1.4 million during the first six months of 2016 and 2015, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Interest rate contracts *	$(3.4)	$(116.1)	$68.3	$52.1
Borrowings **	2.7	114.7	(69.5)	(50.7)

*    Includes changes in fair value of interest rate contracts excluding net accrued interest income of $37.6 million and $42.5 million during the second quarter of 2016 and 2015, respectively, and $75.8 million and $85.5 million during the first six months of 2016 and 2015, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $71.2 million and $64.6 million during the second quarter of 2016 and 2015, respectively, and $135.3 million and $130.2 million during the first six months of 2016 and 2015, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 30, 2016, October 31, 2015 and April 30, 2015 were $2,703.8 million, $2,679.5 million and $2,743.8 million, the foreign exchange contracts were $1,181.2 million, $966.6 million and $945.0 million and the cross-currency interest rate contracts were $73.5 million, $75.6 million and $94.2 million, respectively. At April 30, 2016, October 31, 2015 and April 30, 2015 there were also $1,986.2 million, $1,902.1 million and $1,755.5 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$294.2	$207.2	$178.6

Not designated as hedging instruments:
Interest rate contracts	34.9	34.4	37.8
Cross-currency interest rate contracts	9.2	11.5	12.4
Total not designated	44.1	45.9	50.2

Other Assets
Designated as hedging instruments:
Interest rate contracts	66.0	80.9	91.5

Not designated as hedging instruments:
Interest rate contracts	1.2	2.8	5.9
Foreign exchange contracts	4.5	11.3	.6
Total not designated	5.7	14.1	6.5

Total derivatives	$410.0	$348.1	$326.8

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$7.4	$7.1	$14.4

Not designated as hedging instruments:
Interest rate contracts	14.0	15.3	17.9
Cross-currency interest rate contracts	1.0	.1
Total not designated	15.0	15.4	17.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts	16.9	19.8	21.5
Foreign exchange contracts	16.6	5.6	19.7
Total not designated	33.5	25.4	41.2

Total derivatives	$55.9	$47.9	$73.5

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended		Six Months Ended
	Expense or OCI	April 30		April 30
	Classification	2016	2015	2016	2015
Fair Value Hedges:
Interest rate contracts	Interest expense	$34.2	$(73.6)	$144.1	$137.6

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	.3	(.3)	(1.7)	(3.9)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	(1.1)	(1.8)	(3.2)	(3.9)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.3	$.3	$(.6)	$(3.4)
Foreign exchange contracts	Administrative and operating expenses *	(65.7)	(16.0)	(17.1)	112.2
Total not designated		$(65.4)	$(15.7)	$(17.7)	$108.8

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amount is not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended April 30, 2016 and 2015 was a gain of $30.3 million and a loss of $70.7 million, respectively. The amount the Company recognized on these affiliate party transactions for the six months ended April 30, 2016 and 2015 were gains of $141.2 million and $138.9 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At April 30, 2016, October 31, 2015 and April 30, 2015, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company.  The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $.4 million, $2.2 million and $7.6 million as of April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

April 30, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$71.7	$(19.6)		$52.1
John Deere	338.3	(22.4)		315.9
Liabilities
External	33.5	(19.6)		13.9
John Deere	22.4	(22.4)

October 31, 2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$95.0	$(20.3)		$74.7
John Deere	253.1	(22.5)		230.6
Liabilities
External	25.4	(20.3)		5.1
John Deere	22.5	(22.5)

April 30, 2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$98.0	$(21.8)		$76.2
John Deere	228.8	(32.3)		196.5
Liabilities
External	41.2	(21.8)		19.4
John Deere	32.3	(32.3)

(10)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.6 million for the second quarter and $3.2 million for the first six months of 2016, compared with $2.5 million and $5.0 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.6 million for the second quarter and $1.2 million for the first six months of 2016, compared with $.9 million and $1.9 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 30, 2016.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 15 to 20 percent for 2016. Industry sales in the European Union (EU)28 nations are forecast to be about the same to 5 percent lower. In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent. Asian sales are projected to be about the same to slightly lower. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2016.  John Deere’s agriculture and turf segment sales were approximately the same in the second quarter and decreased 5 percent for the first six months and are forecast to decrease by about 8 percent for fiscal year 2016. Construction equipment markets reflect the impact of weak conditions in North America. In forestry, global industry sales are expected to be down 5 to 10 percent from last year’s strong levels. John Deere’s construction and forestry segment sales decreased 16 percent in the second quarter and 20 percent for the first six months, and are forecast to be down about 13 percent for fiscal year 2016.

Net income attributable to the Company in fiscal year 2016 is expected to be approximately $360 million, compared to $498 million in fiscal year 2015. The forecast decline from 2015 reflects less favorable financing spreads, higher losses on lease residual values and an increased provision for credit losses.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

John Deere’s second quarter results reflected the continuing impact of the downturn in the global farm economy and further weakness in the construction equipment sector. Although the full year forecast calls for lower results, John Deere continues to perform at a much higher level than in previous downturns. John Deere’s financial position remains strong and management believes John Deere is well positioned to capitalize on growth opportunities that will deliver value to customers and investors in the future, while continuing to focus on streamlining operations to be more efficient and profitable.

2016 Compared with 2015

Net income attributable to the Company was $69.6 million in the second quarter of 2016 and $169.4 million for the first six months of 2016, compared with $115.9 million and $249.5 million for the same periods last year. The decline for both periods was primarily due to higher losses on lease residual values, less favorable financing spreads and a higher provision for credit losses.

Revenues totaled $526.9 million in the second quarter and $1,014.0 million for the first six months of 2016, compared with $475.0 million and $951.8 million for the same periods last year. Finance income earned on retail notes totaled $349.5 million for the first six months of 2016, compared with $370.1 million for the same period in 2015. The decrease was primarily due to a decline in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $111.7 million for the first six months of 2016, compared with $105.4 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower average financing rates. Finance income earned on wholesale receivables totaled $177.2 million for the first six months of 2016, compared with $189.5 million for the same period in 2015. The decrease was primarily due to a decline in the average balance of wholesale receivables. Lease revenues totaled $354.4 million for the first six months of 2016, compared with $265.1 million in the first six months of 2015. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $122.2 million in the second quarter and $226.7 million for the first six months of 2016, compared with $106.3 million and $213.2 million for the same periods last year. The increase for the quarter was primarily due to increased incentive compensation paid by John Deere. The year-to-date increase was primarily the result of increased incentive compensation paid by John Deere, partially offset by lower service fee income. Revenues earned from John Deere are included in the revenue amounts discussed above, and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $105.6 million in the second quarter and $195.2 million for the first six months of 2016, compared with $77.7 million and $152.3 million for the same periods in 2015. The increases were primarily due to higher average borrowing rates.

Administrative and operating expenses were $143.1 million in the second quarter and $244.9 million for the first six months of 2016, compared with $85.6 million and $182.0 million for the same periods in 2015. The increases were primarily due to higher losses on lease residual values.

During the second quarter and first six months of 2016, the provision for credit losses totaled $20.2 million and $27.6 million, respectively, compared with $11.2 million and $12.1 million for the same periods in 2015. The increases were primarily due to higher net write-offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .28 percent in the second quarter and .20 percent for the first six months of 2016, compared with .15 percent and .08 percent for the same periods in 2015. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $136.1 million in the second quarter and $264.5 million for the first six months of 2016, compared with $99.7 million and $191.1 million for the same periods in 2015. The increases were primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $39.3 million in the second quarter and $88.2 million for the first six months of 2016, compared with $67.7 million and $134.4 million for the same periods in 2015. The decreases were primarily due to lower pretax income.

The Company’s ratio of earnings to fixed charges was 2.01 to 1 for the second quarter of 2016, compared with 3.32 to 1 for the second quarter of 2015. The Company’s ratio of earnings to fixed charges was 2.30 to 1 for the first six months of 2016, compared with 3.48 to 1 for the first six months of 2015. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	Ended April 30
	2016	2015	$ Change	% Change
Retail notes:
Agriculture and turf	$1,588.5	$1,822.9	$(234.4)	(13)%
Construction and forestry	328.6	296.0	32.6	11
Total retail notes	1,917.1	2,118.9	(201.8)	(10)
Revolving charge accounts	1,475.0	1,456.2	18.8	1
Financing leases	75.2	67.2	8.0	12
Equipment on operating leases	677.2	575.3	101.9	18
Total Receivables and Leases (excluding wholesale)	$4,144.5	$4,217.6	$(73.1)	(2)%

	Six Months Ended
	Ended April 30
	2016	2015	$ Change	% Change
Retail notes:
Agriculture and turf	$2,909.6	$3,477.8	$(568.2)	(16)%
Construction and forestry	679.2	714.0	(34.8)	(5)
Total retail notes	3,588.8	4,191.8	(603.0)	(14)
Revolving charge accounts	3,025.4	2,869.3	156.1	5
Financing leases	119.2	122.3	(3.1)	(3)
Equipment on operating leases	1,267.5	888.0	379.5	43
Total Receivables and Leases (excluding wholesale)	$8,000.9	$8,071.4	$(70.5)	(1)%

Retail note volumes decreased in the second quarter and first six months of 2016, compared to last year, primarily due to decreases in retail sales of John Deere equipment. Equipment on operating leases volume increased during the second quarter and first six months of 2016, compared to last year, primarily due to increased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Retail notes:
Agriculture and turf	$14,991.5	$16,194.9	$16,085.2
Construction and forestry	2,501.8	2,464.1	2,367.1
Total retail notes	17,493.3	18,659.0	18,452.3
Revolving charge accounts	2,581.7	2,680.8	2,290.7
Wholesale receivables	8,711.0	7,185.5	8,856.2
Financing leases	537.4	567.1	535.2
Equipment on operating leases	3,996.5	3,609.8	2,853.6
Total Receivables and Leases	$33,319.9	$32,702.2	$32,988.0

Receivables and Leases administered by the Company were as follows (in millions of dollars):

	April 30	October 31	April 30
	2016	2015	2015
Receivables and Leases administered:
Owned by the Company	$28,571.1	$27,853.8	$28,232.6
Owned by the Company – restricted due to securitization	4,748.8	4,848.4	4,755.4
Total Receivables and Leases owned by the Company	33,319.9	32,702.2	32,988.0
Administered – with limited recourse *			.6
Administered – without recourse **	.1	.2	.4
Total Receivables and Leases administered	$33,320.0	$32,702.4	$32,989.0

*    The Company’s maximum exposure under all Receivable and Lease recourse provisions at April 30, 2016 and October 31, 2015 was none and at April 30, 2015 was not material.

**  Represents Receivables and Leases that the Company has sold but continues to administer for a fee.

Total Receivable amounts 30 days or more past due and still accruing finance income were $458.9 million, $346.1 million and $348.3 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. These past due amounts represented 1.56 percent, 1.19 percent and 1.16 percent of the Receivables financed at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $108.4 million, $86.5 million and $78.0 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .37 percent, .30 percent and .26 percent at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	April 30, 2016		April 30, 2015
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.4)	(.12)%	$(3.1)	(.07)%
Construction and forestry	(4.4)	(.71)	(1.9)	(.32)
Total retail notes	(8.8)	(.20)	(5.0)	(.11)
Revolving charge accounts	(14.8)	(2.59)	(11.2)	(2.24)
Wholesale receivables
Financing leases	(1.1)	(.85)	(.6)	(.45)
Total write-offs	(24.7)	(.35)	(16.8)	(.23)
Recoveries:
Retail notes:
Agriculture and turf	1.5	.04	.9	.02
Construction and forestry	.4	.06	.7	.12
Total retail notes	1.9	.04	1.6	.03
Revolving charge accounts	4.5	.79	3.5	.70
Wholesale receivables			.4	.02
Financing leases	.2	.15
Total recoveries	6.6	.10	5.5	.07
Total net write-offs	$(18.1)	(.25)%	$(11.3)	(.16)%

	Six Months Ended		Six Months Ended
	April 30, 2016		April 30, 2015
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(5.1)	(.07)%	$(3.7)	(.05)%
Construction and forestry	(10.0)	(.81)	(3.7)	(.32)
Total retail notes	(15.1)	(.17)	(7.4)	(.08)
Revolving charge accounts	(21.0)	(1.87)	(14.8)	(1.46)
Wholesale receivables			(.2)	(.01)
Financing leases	(1.1)	(.41)	(.5)	(.18)
Total write-offs	(37.2)	(.26)	(22.9)	(.16)
Recoveries:
Retail notes:
Agriculture and turf	2.2	.03	2.1	.03
Construction and forestry	.8	.06	.9	.08
Total retail notes	3.0	.03	3.0	.03
Revolving charge accounts	9.0	.80	7.3	.72
Wholesale receivables			.4	.01
Financing leases	.2	.07
Total recoveries	12.2	.08	10.7	.08
Total net write-offs	$(25.0)	(.18)%	$(12.2)	(.08)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $200.2 million at April 30, 2016, compared with $151.9 million at October 31, 2015 and $149.1 million at April 30, 2015.

The Company’s allowance for credit losses on all Receivables financed totaled $112.4 million at April 30, 2016, $109.8 million at October 31, 2015 and $111.2 million at April 30, 2015. The allowance for credit losses represented .38 percent of the total Receivables financed at April 30, 2016, .38 percent at October 31, 2015 and .37 percent at April 30, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

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

During the first six months of 2016, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $784.5 million in the first six months of 2016. Net cash provided by financing activities totaled $279.3 million in the first six months of 2016, resulting primarily from a net increase in total external borrowings of $250.0 million and an increase in payables to John Deere of $246.5 million, partially offset by dividends paid of $200.0 million. Net cash used for investing activities totaled $1,016.3 million in the first six months of 2016, primarily due to an increase in wholesale receivables of $1,474.4 million and the cost of equipment on operating leases exceeding proceeds from sales of equipment on operating leases by $854.4 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables (excluding wholesale) by $1,265.1 million. Cash and cash equivalents increased $54.6 million during the first six months of 2016.

During the first six months of 2015, the aggregate net cash provided by operating and financing activities was used primarily to increase Receivables and Leases. Net cash provided by operating activities was $632.8 million in the first six months of 2015. Net cash provided by financing activities totaled $29.1 million in the first six months of 2015, resulting primarily from a net increase in total external borrowings of $999.3 million, mostly offset by a decrease in payables to John Deere of $731.9 million and dividends paid of $225.0 million. Net cash used for investing activities totaled $630.8 million in the first six months of 2015, primarily due to the increase in wholesale receivables of $1,113.5 million, partially offset by collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of Receivables (excluding wholesale) and cost of equipment on operating leases by $514.1 million. Cash and cash equivalents increased $26.1 million during the first six months of 2015.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 30, 2016, October 31, 2015 and April 30, 2015 was $2,127.4 million, $2,335.7 million and $3,096.7 million, respectively, while the total cash and cash equivalents position was $1,218.3 million, $1,163.7 million and $1,085.5 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $166.2 million, $110.1 million and $34.0 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 30, 2016, this facility had a total capacity, or “financing limit,” of $3,880.0 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2016, $1,931.2 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2016, the Company issued $2,788.3 million and retired $2,369.2 million of long-term borrowings, which were primarily medium-term notes. During the first six months of 2016, the Company also issued $1,451.3 million and retired $1,399.6 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,088.5 million. At April 30, 2016, the Company’s funding profile included $2,164.2 million of commercial paper and other notes payable, $4,641.8 million of securitization borrowings, $1,372.4 million of loans from John Deere, $21,974.2 million of unsecured term debt, and $3,727.1 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $30,152.6 million at April 30, 2016, compared with $29,503.0 million at October 31, 2015, and $29,706.0 million at April 30, 2015. Total short-term indebtedness amounted to $12,684.0 million at April 30, 2016, compared with $12,522.5 million at October 31, 2015, and $13,144.6 million at April 30, 2015. Total long-term indebtedness amounted to $17,468.6 million at April 30, 2016, compared with $16,980.5 million at October 31, 2015, and $16,561.4 million at April 30, 2015. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.1 to 1 at April 30, 2016, compared with 7.9 to 1 at October 31, 2015 and 7.9 to 1 at April 30, 2015.

Stockholder’s equity was $3,727.1 million at April 30, 2016, compared with $3,749.8 million at October 31, 2015 and $3,783.8 million at April 30, 2015. The decrease in the first six months of 2016 was primarily due to dividend payments of $200.0 million, partially offset by net income attributable to the Company of $169.4 million and a change in the cumulative translation adjustment of $7.0 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,036.8 million at April 30, 2016, $3,993.9 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the credit lines at April 30, 2016 were long-term credit facility agreements of $2,900.0 million expiring in April 2020, and $2,900.0 million expiring in April 2021. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $200.0 million and $225.0 million in the first six months of 2016 and 2015, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 26, 2016, Capital Corporation declared a $135.0 million dividend to be paid to JDFS on June 8, 2016. JDFS, in turn, declared a $135.0 million dividend to Deere & Company, also payable on June 8, 2016.

In May 2016, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $980.0 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 30, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 26, 2016	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Part I of Deere & Company Form 10-Q for the quarter ended April 30, 2016 (Securities and Exchange Commission file number 1-4121*)

101	Interactive Data File

*     Incorporated by reference.  Copies of these exhibits are available from the Company upon request.