Form 10-K
period 2016-10-31
DEERE JOHN CAPITAL CORP
filed 2016-12-19
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2386361
(State of incorporation)	(IRS Employer Identification No.)

10587 Double R Boulevard, Suite 100 Reno, Nevada	89521	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
2.75% Senior Notes Due 2022	New York Stock Exchange

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

Yes ☐   No ☒

At November 30, 2016, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Safe Harbor Statement” in this Annual Report on Form 10-K.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the United States (U.S.), and in several countries in Africa, Asia, Europe and Latin America.

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

Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At October 31, 2016, the Company had 1,632 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts – including large, medium and utility tractors; loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; related front-end harvesting equipment; sugarcane loaders and pull‑behind scrapers; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

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

Worldwide net income attributable to Deere & Company in 2016 was $1,524 million, or $4.81 per share diluted ($4.83 basic), compared with $1,940 million, or $5.77 per share diluted ($5.81 basic), in 2015.

John Deere’s net sales and revenues decreased 8 percent to $26,644 million in 2016, compared with $28,863 million in 2015. Net sales of the Equipment Operations declined 9 percent in 2016 to $23,387 million from $25,775 million last year. Sales included price realization of 2 percent and an unfavorable currency translation effect of 2 percent. Net sales in the U.S. and Canada decreased 13 percent for 2016. Outside the U.S. and Canada, net sales decreased 3 percent for the year, with an unfavorable currency translation effect of 4 percent for 2016.

The agriculture and turf segment had net sales of $18,487 million in 2016, compared with $19,812 million in 2015. The construction and forestry segment had net sales of $4,900 million in 2016, compared with $5,963 million in 2015. The financial services segment had revenues of $2,694 million in 2016, compared with $2,591 million in 2015.

Outlook for John Deere

Deere & Company’s equipment sales are projected to decrease 1 percent for fiscal year 2017 and decrease about 4 percent for the first quarter, compared with the same periods in 2016. For fiscal year 2017, net income attributable to Deere & Company is anticipated to be about $1.4 billion.

Agriculture and Turf.  Deere & Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 1 percent for fiscal year 2017, including a positive currency translation effect of about 1 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 5 to 10 percent for 2017. The decline, which reflects the continuing impact of low commodity prices and weak farm incomes, is expected to be felt in the sale of both large and small models of equipment.

Full year 2017 industry sales in the European Union (EU)28 member nations are forecast to decline about 5 percent, with the decline attributable to low commodity prices and farm incomes. South American industry sales of tractors and combines are projected to increase about 15 percent as a result of improving economic and political conditions in Brazil and Argentina. Asian sales are projected to be about the same to up slightly, benefiting from higher sales in India.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017, with John Deere sales outpacing the industry.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are forecast to increase about 1 percent for 2017, including a positive currency translation effect of about 1 percent. The forecast reflects the impact of generally slow economic growth worldwide. In forestry, global industry sales are expected to be about the same as in 2016 with some moderation in the North American market.

Financial Services.  Net income for the financial services operations in fiscal year 2017, which includes the Company, is expected to increase about 3% to approximately $480 million. The outlook reflects lower losses on lease residual values, partially offset by less favorable financing spreads and an increased provision for credit losses. Net income attributable to the Company for 2017, which does not include the financial services operations in Canada, Brazil, China, India, Russia and Thailand or the insurance business related to extended equipment warranties, is projected to increase about 1% to approximately $345 million. The outlook reflects lower losses on lease residual values, partially offset by less favorable financing spreads and an increased provision for credit losses.

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

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2016 and 2015, the Company’s ratios were 2.22 to 1 and 3.42 to 1, respectively, and never less than 2.01 to 1 and 3.26 to 1 for any fiscal quarter of 2016 and 2015, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At October 31, 2016 and 2015, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of Capital Corporation. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial multi-use, PowerPlan® and John Deere Financial Revolving Plan throughout the U.S. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by approximately 7,500 participating agribusinesses to their retail customers for the purchase of goods and services. John Deere Financial multi-use account holders purchase equipment parts and service at implement dealerships and farm inputs such as feed, seed, fertilizer, bulk fuel and building supplies from other agribusinesses. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

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

Finance Rates on Retail Notes

As of October 31, 2016 and 2015, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2016	2015	2016	2015
Retail notes:	55	55	37	33
New equipment:
Agriculture and turf	56	55	35	31
Construction and forestry	48	48	33	31
Used equipment:
Agriculture and turf	57	57	41	36
Construction and forestry	46	45	31	30
Financing leases	39	41	35	32
Equipment on operating leases	33	32	25	23

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 31, 2016 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2016	2015	2014	2013	2012
Retail notes:
Agriculture and turf	$5,259.0	$9,221.7	$284.0	$193.4	$7.7	$14,965.8	$16,194.9	$17,205.5	$16,501.6	$14,333.8
Construction and forestry	1,084.7	1,408.4	6.9	2.4		2,502.4	2,464.1	2,255.8	1,744.9	1,395.0
Total retail notes	$6,343.7	$10,630.1	$290.9	$195.8	$7.7	17,468.2	18,659.0	19,461.3	18,246.5	15,728.8
Revolving charge accounts						3,078.5	2,680.8	2,535.9	2,534.9	2,427.7
Wholesale receivables						6,562.5	7,185.5	7,919.1	7,464.7	6,483.1
Financing leases						605.3	567.1	589.6	555.3	522.4
Operating loans									31.9	42.3
Equipment on operating leases						4,396.2	3,609.8	2,590.3	1,872.1	1,418.2
Total Receivables and Leases						$32,110.7	$32,702.2	$33,096.2	$30,705.4	$26,622.5

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2016	2015	2014	2013	2012
U.S.	$28,640.7	$29,335.7	$29,107.5	$26,725.5	$22,943.3
Outside the U.S.	3,470.0	3,366.5	3,988.7	3,979.9	3,679.2
Total Receivables and Leases	$32,110.7	$32,702.2	$33,096.2	$30,705.4	$26,622.5

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2016	2015	2014	2013	2012
U.S.	$376.2	$322.9	$230.5	$197.8	$167.2
Outside the U.S.	25.1	23.2	35.7	35.4	32.6
Total	$401.3	$346.1	$266.2	$233.2	$199.8

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2016	2015	2014	2013	2012
U.S.	$110.3	$60.3	$49.5	$40.4	$44.8
Outside the U.S.	13.9	26.2	21.7	19.6	18.4
Total	$124.2	$86.5	$71.2	$60.0	$63.2

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2016	2015	2014	2013	2012

Allowance for credit losses, beginning of year	$109.8	$112.4	$111.4	$114.0	$126.3

Provision (credit) for credit losses	68.8	32.3	27.3	6.4	(.2)

Write-offs:
Retail notes:
Agriculture and turf	(10.5)	(9.5)	(6.1)	(4.3)	(3.4)
Construction and forestry	(19.4)	(8.3)	(6.6)	(5.1)	(4.0)
Total retail notes	(29.9)	(17.8)	(12.7)	(9.4)	(7.4)
Revolving charge accounts	(54.3)	(36.2)	(24.6)	(19.8)	(28.8)
Wholesale receivables	(4.1)	(.3)	(7.7)	(.3)	(1.0)
Financing leases	(3.0)	(1.6)	(.5)	(1.8)	(1.6)
Operating loans			(.2)	(.1)	(1.9)
Total write-offs	(91.3)	(55.9)	(45.7)	(31.4)	(40.7)

Recoveries:
Retail notes:
Agriculture and turf	4.3	4.7	3.3	3.6	3.9
Construction and forestry	1.5	1.8	2.2	2.3	2.9
Total retail notes	5.8	6.5	5.5	5.9	6.8
Revolving charge accounts	18.5	15.3	14.3	15.3	21.4
Wholesale receivables	.1	.6	.1	.2	.1
Financing leases	.5	.2	.2	.5	.3
Operating loans			.1	.6	.5
Total recoveries	24.9	22.6	20.2	22.5	29.1
Total net write-offs	(66.4)	(33.3)	(25.5)	(8.9)	(11.6)

Other changes (primarily translation adjustments)	(.5)	(1.6)	(.8)	(.1)	(.5)

Allowance for credit losses, end of year	$111.7	$109.8	$112.4	$111.4	$114.0

Total net write-offs as a percentage of average Receivables	.23%	.11%	.09%	.03%	.05%

Allowance as a percentage of total Receivables, end of year	.40%	.38%	.37%	.39%	.45%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2016	2015	2014	2013	2012

Allowance for credit losses, beginning of year	$10.8	$11.2	$10.6	$11.2	$11.2

Provision for credit losses	7.1	4.4	3.9	.5	2.3

Write-offs	(7.3)	(3.7)	(3.1)	(2.2)	(2.8)
Recoveries	.6	.5	.6	1.1	1.0
Total net write-offs	(6.7)	(3.2)	(2.5)	(1.1)	(1.8)

Other changes (primarily translation adjustments)	(.5)	(1.6)	(.8)		(.5)

Allowance for credit losses, end of year	$10.7	$10.8	$11.2	$10.6	$11.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.20%	.09%	.06%	.03%	.05%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.31%	.33%	.28%	.27%	.31%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 31, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2016		2015		2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$29.5	54%	$27.2	56%	$29.6	57%	$24.2	57%	$24.7	57%
Construction and forestry	26.8	9	26.1	8	26.5	7	26.5	6	31.7	5
Total retail notes	56.3	63	53.3	64	56.1	64	50.7	63	56.4	62
Revolving charge accounts	39.7	11	39.7	9	39.9	8	39.7	9	40.2	10
Wholesale receivables	7.2	24	8.1	25	7.6	26	6.4	26	5.9	26
Financing leases	8.5	2	8.7	2	8.8	2	8.1	2	8.7	2
Operating loans							6.5		2.8
Total	$111.7	100%	$109.8	100%	$112.4	100%	$111.4	100%	$114.0	100%

The total Receivable allowance for credit losses, by geographic area, at October 31, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2016		2015		2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$101.0	88%	$99.0	89%	$101.2	87%	$100.8	86%	$102.8	86%
Outside the U.S.	10.7	12	10.8	11	11.2	13	10.6	14	11.2	14
Total	$111.7	100%	$109.8	100%	$112.4	100%	$111.4	100%	$114.0	100%

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2016 and 2015.

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

The Thrift holds a federal thrift charter and is subject to regulation and examination by the OCC. The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift.

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

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 17, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 22-23, the Notes to Consolidated Financial Statements beginning on page 38, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.

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

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, systemically important financial institutions, holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry will not be fully known until all the regulations have been finalized and implemented, the Act and its regulations impose, or may impose, additional reporting, stress testing, leverage, liquidity, and capital requirements; and other supervisory and financial standards and restrictions that increase regulatory compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. Moreover, the Company’s and John Deere’s operations, including those outside of the U.S., will also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere’s competitive position. Additionally, John Deere’s competitive position and results could be adversely affected by changes in—or uncertainty surrounding—U.S. trade policy. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales or transactions to specific persons, including financial institutions, or countries or based on product classification expose John Deere to potential criminal and civil sanctions. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, these laws and sanctions, particularly with respect to eastern Europe, Cuba, and Iran, are changing rapidly. Violations of these laws could have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

John Deere’s efforts to grow its businesses depend to a large extent upon access to additional geographic markets including, but not limited to, Brazil, China, India and Russia, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements, repatriation of earnings, and advanced technologies.  Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty related to the potential withdrawal of the United Kingdom from the European Union, and the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s and John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of the Company’s and John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere’s products.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk.

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

The Company’s results could be adversely affected by a decrease in the value or higher than estimated return experience of equipment leased to customers.

Leased equipment represent estimates of the value of the operating lease equipment at the end of the lease term. The Company estimates the end-of-lease term residual value at the inception of the lease based on a number of factors, including historical sales, end-of-lease term return experience, intended use of the equipment and current economic conditions in John Deere’s markets.

Used equipment values may decrease as a result of any one or a combination of factors including market conditions, supply of and demand for used equipment and technological advancements in new equipment. Lower residual value estimates could result in increasing operating lease depreciation and impairment losses, which would decrease the Company’s earnings.

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

The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (PII) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales, and adversely affect our business.

The Company’s ability to execute its strategy is dependent upon the ability to attract, train and retain qualified personnel.

The Company’s continued success depends, in part, on its ability to identify, attract, motivate, train and retain qualified personnel in key functions. In particular, the Company is dependent on its ability to identify, attract, motivate, train and retain qualified personnel with the requisite education, background and industry experience. Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the allocation of inadequate resources to training, integration and retention of qualified personnel, could impair the Company’s ability to execute its business strategy and could adversely affect the Company’s business. In addition, while the Company strives to reduce the impact of the departure of its employees, the Company’s operations or ability to execute its business strategy may be impacted by the loss of personnel.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Miami, Florida; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Ormes, France; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Parla, Spain; and Schaffhausen, Switzerland.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In both 2016 and 2015, Capital Corporation declared and paid cash dividends of $485.0 million to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales decreased 7 percent in 2016 and are forecast to decrease 1 percent for 2017. Industry agricultural machinery sales in the U.S. and Canada for 2017 are forecast to decrease 5 to 10 percent, compared to 2016. Industry sales in the EU28 member nations are forecast to decline approximately 5 percent in 2017, while South American industry sales are projected to increase about 15 percent from 2016 levels. Asian sales are projected to be about the same or increase slightly in 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same for 2017. John Deere’s construction and forestry sales decreased 18 percent in 2016 and are forecast to increase about 1 percent in 2017. Global forestry industry sales are expected to be approximately the same in 2017, compared to 2016. Net income attributable to the Company in 2017 is expected to be approximately $345 million.

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

John Deere completed a successful year in spite of continuing weakness in the global agricultural and construction equipment sectors. John Deere’s results reflect adept execution of the operating plans and disciplined cost management as well as the impact of a broad product portfolio. The John Deere forecast calls for lower results in 2017, but the outlook is considerably better than in earlier downturns with a more durable business model and a focus on further efficiency gains. John Deere remains in a strong position to carry out its growth plans and attract new customers throughout the world. John Deere is confident in the present direction and believes it will provide value to customers and investors in the future.

2016 Compared with 2015

Net income attributable to the Company was $341.6 million in 2016, compared with $498.2 million in 2015. Results were lower primarily due to less favorable financing spreads, higher losses on lease residual values and a higher provision for credit losses. The ratio of earnings to fixed charges was 2.22 to 1 for 2016, compared with 3.42 to 1 for 2015.

Revenues totaled $2,094.2 million in 2016, compared with $1,951.7 million in 2015. Finance income earned on retail notes totaled $695.0 million in 2016, compared with $723.0 million in 2015. The decrease was primarily due to a decline in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $260.7 million in 2016, compared with $241.4 million earned during 2015. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower average financing rates. Finance income earned on wholesale receivables totaled $354.5 million in 2016, compared with $376.2 million in 2015. The decrease was primarily due to a decline in the average balance of wholesale receivables. Lease revenues totaled $740.2 million in 2016, compared with $578.7 million in 2015. The increase was primarily due to a 31 percent increase in the average balance of leases. Revenues earned from John Deere totaled $469.5 million in 2016, compared with $431.8 million in 2015. The increase was primarily the result of increased incentive compensation paid by John Deere. Revenues earned from John Deere are included in the revenue amounts discussed above, and in other income – net on the statement of consolidated income.

Interest expense totaled $422.1 million in 2016, compared with $311.9 million in 2015. The increase was primarily due to higher average borrowing rates.

Administrative and operating expenses totaled $466.9 million in 2016, compared with $374.7 million in 2015. The increase was primarily due to higher losses on lease residual values.

The provision for credit losses was $68.8 million in 2016, compared with $32.3 million in 2015. The increase was primarily due to higher net write-offs of retail notes and revolving charge accounts. Total net write-offs of Receivables financed were $66.4 million during 2016, compared with $33.3 million in 2015. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .24 percent for 2016 and .11 percent for 2015.

Depreciation of equipment on operating leases was $564.5 million in 2016, compared with $415.9 million in 2015. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was $180.3 million in 2016, compared with $269.9 million in 2015. The decrease was primarily due to lower pretax income.

Receivables and Leases Acquired and Held

For the 2016 and 2015 fiscal years, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2016	2015	% Change	2016	2015	% Change
Retail notes:
Agriculture and turf	$6,225.6	$7,067.9	(12)%	$14,965.8	$16,194.9	(8)%
Construction and forestry	1,335.4	1,429.3	(7)	2,502.4	2,464.1	2
Total retail notes	7,561.0	8,497.2	(11)	17,468.2	18,659.0	(6)
Revolving charge accounts	5,687.9	5,490.4	4	3,078.5	2,680.8	15
Financing leases	331.3	301.4	10	605.3	567.1	7
Equipment on operating leases	2,470.8	2,296.3	8	4,396.2	3,609.8	22
Total Receivables and Leases (excluding wholesale)	$16,051.0	$16,585.3	(3)%	$25,548.2	$25,516.7

Retail note volumes decreased primarily due to decreases in retail sales of John Deere equipment. Equipment on operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 31, 2016 and 2015, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $401.3 million at October 31, 2016, compared with $346.1 million at October 31, 2015. These past due amounts represented 1.45 percent and 1.19 percent of the Receivables financed at October 31, 2016 and 2015, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $124.2 million and $86.5 million at October 31, 2016 and 2015, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .45 percent and .30 percent at October 31, 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $205.9 million at October 31, 2016, compared with $151.9 million at October 31, 2015. The Company’s allowance for credit losses on all Receivables financed at October 31, 2016 totaled $111.7 million and represented .40 percent of the total Receivables financed, compared with $109.8 million and .38 percent, respectively, at October 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

2015 Compared with 2014

Net income attributable to the Company was $498.2 million in 2015, compared with $544.2 million in 2014. Results were lower primarily due to less favorable financing spreads, higher losses on residual values primarily for construction equipment operating leases and the unfavorable effects of foreign-currency exchange translation, partially offset by growth in the average portfolio and lower selling, administrative and general expenses. The results in 2014 also benefited from a more favorable effective tax rate. The ratio of earnings to fixed charges was 3.42 to 1 for 2015, compared with 3.81 to 1 for 2014.

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

Receivables and Leases Acquired and Held

For the 2015 and 2014 fiscal years, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Balance at October 31
	2015	2014	% Change	2015	2014	% Change
Retail notes:
Agriculture and turf	$7,067.9	$9,073.0	(22)%	$16,194.9	$17,205.5	(6)%
Construction and forestry	1,429.3	1,566.6	(9)	2,464.1	2,255.8	9
Total retail notes	8,497.2	10,639.6	(20)	18,659.0	19,461.3	(4)
Revolving charge accounts	5,490.4	5,529.6	(1)	2,680.8	2,535.9	6
Financing leases	301.4	334.4	(10)	567.1	589.6	(4)
Equipment on operating leases	2,296.3	1,770.3	30	3,609.8	2,590.3	39
Total Receivables and Leases (excluding wholesale)	$16,585.3	$18,273.9	(9)%	$25,516.7	$25,177.1	1%

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

Capital Resources and Liquidity

The cash provided by operating activities was used primarily to decrease external borrowings. Cash provided by operating activities was $1,486.2 million in 2016. Cash used for financing activities totaled $1,271.4 million resulting primarily from a net decrease in total external borrowings of $1,922.3 million and dividends paid of $485.0 million, partially offset by an increase in payables to John Deere of $1,161.8 million. Cash used for investing activities totaled $291.0 million in 2016, primarily due to the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $1,597.2 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $696.4 million and a decrease in wholesale receivables of $591.2 million. Cash and cash equivalents decreased $74.1 million during 2016.

Over the last three years, operating activities have provided $3,659.7 million in cash. In addition, an increase in total borrowings of $2,498.6 million and a decrease in wholesale receivables of $511.8 million provided cash inflows. These amounts have been used mainly to fund Receivable (excluding wholesale) and Lease acquisitions, which exceeded collections of Receivables (excluding wholesale) and proceeds from sales of equipment on operating leases by $4,678.0 million and to pay $1,110.0 million in dividends. Cash and cash equivalents increased $710.1 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2016 and 2015 was approximately $327.9 million and $2,335.7 million, respectively, while the total cash and cash equivalents position was $1,089.6 million and $1,163.7 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $85.0 million and $110.1 million at October 31, 2016 and 2015, respectively.

The Company has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2016, the facility had a total capacity, or “financing limit,” of up to $3,880.0 million of secured financings at any time. The facility was renewed in November 2016 with a capacity of $3,500.0 million. After a two-year revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2016, $2,344.1 million of short-term securitization borrowings was outstanding under the agreement.

During 2016, the Company issued $4,096.8 million and retired $4,451.7 million of long-term borrowings, which were primarily medium-term notes. During 2016, the Company also issued $3,186.4 million and retired $2,774.1 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,539.9 million. At October 31, 2016, the Company’s funding profile included $386.4 million of commercial paper and other notes payable, $5,002.5 million of securitization borrowings, $2,270.3 million of intercompany loans from John Deere, $21,079.6 million of unsecured term debt, and $3,585.7 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $28,738.8 million at October 31, 2016, compared with $29,503.0 million at October 31, 2015. Total short-term indebtedness amounted to $12,169.9 million at October 31, 2016, compared with $12,522.5 million at October 31, 2015. Total long-term indebtedness amounted to $16,568.9 million at October 31, 2016, compared with $16,980.5 million at October 31, 2015. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 and 7.9 to 1 at October 31, 2016 and 2015, respectively.

Stockholder’s equity was $3,585.7 million at October 31, 2016, compared with $3,749.8 million at October 31, 2015. The decrease in 2016 was primarily due to dividend payments of $485.0 million and a change in the cumulative translation adjustment of $23.7 million, partially offset by net income attributable to the Company of $341.6 million.

Capital Corporation declared and paid cash dividends to JDFS of $485.0 million in both 2016 and 2015. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,058.5 million at October 31, 2016, $5,747.3 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2016 were long-term credit facility agreements of $2,900.0 million, expiring in April 2020, and $2,900.0 million, expiring in April 2021. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Negative
Standard & Poor’s	A	A-1	Stable

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by central banks, financial and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs and purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10‑K) and other Deere & Company and Capital Corporation quarterly and other filings with the SEC.

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at October 31, 2016 that were not material and for which it believes the probability for payment is substantially remote. The Company had no accrued liability at October 31, 2016 related to these contingencies.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 31, 2016 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt*	$28,501.8	**	$9,893.2	$10,796.9	$4,465.7	$3,346.0
Interest relating to debt***	1,436.2		396.7	531.1	285.8	222.6
Accounts payable	250.4		250.4
Deposits withheld from dealers and merchants	205.9		87.9	91.7	24.9	1.4
Off-balance-sheet
Purchase obligations	18.4		3.6	3.6	3.2	8.0
Operating leases	3.2		1.9	1.3
Total	$30,415.9		$10,633.7	$11,424.6	$4,779.6	$3,578.0

*             Principal payments.

**        Securitization borrowings of $5,002.7 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 8).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $36.5 million at October 31, 2016 since the timing of future payments is not reasonably estimable at this time (see Note 15). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 18 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings and lease obligations, see Notes 8, 9 and 10, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 31, 2016, 2015 and 2014 was $111.7 million, $109.8 million and $112.4 million, respectively. The changes in 2016 and 2015 were primarily due to changes in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .06 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .06 percent, the allowance for credit losses at October 31, 2016 would increase or decrease by approximately $17 million.

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

The total operating lease residual values at October 31, 2016, 2015 and 2014 were $3,353.1 million, $2,711.8 million and $1,880.3 million, respectively. The changes in 2016 and 2015 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $161 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2016 and 2015 would have been approximately $79.5 million and $90.4 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2016, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2016 and 2015, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2016 and 2015, were $3.0 million and $2.8 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 31, 2016 and 2015 were $.2 million and $.2 million, respectively. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2016 and 2015.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2016 and 2015.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2016 proxy statement. During the fiscal year ended October 31, 2016, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 31.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 72.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer

Date:December 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, Cory J. Reed and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Chief Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)	December 19, 2016
David C. Gilmore		)
)
)
/s/ Max A. Guinn	Director	)
Max A. Guinn		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President	)
Rajesh Kalathur	and Principal Financial Officer	)
)
)
/s/ Michael J. Matera	Director	)
Michael J. Matera		)
)
)

Signature	Title		Date

/s/ John C. May	Director	)
John C. May		)
)
)
/s/ Cory J. Reed	Director and President	)	December 19, 2016
Cory J. Reed		)
)
)
/s/ Lawrence W. Sidwell	Director	)
Lawrence W. Sidwell		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)

Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 19, 2016

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Revenues
Finance income earned on retail notes	$695.0	$723.0	$748.1
Revolving charge account income	260.7	241.4	245.1
Finance income earned on wholesale receivables	354.5	376.2	396.6
Lease revenues	740.2	578.7	435.1
Operating loan income			.6
Other income – net	43.8	32.4	70.3
Total revenues	2,094.2	1,951.7	1,895.8
Expenses
Interest expense	422.1	311.9	281.1
Operating expenses:
Administrative and operating expenses	466.9	374.7	410.6
Fees paid to John Deere	51.7	50.0	72.7
Provision for credit losses	68.8	32.3	27.3
Depreciation of equipment on operating leases	564.5	415.9	301.2
Total operating expenses	1,151.9	872.9	811.8
Total expenses	1,574.0	1,184.8	1,092.9
Income of consolidated group before income taxes	520.2	766.9	802.9
Provision for income taxes	180.3	269.9	260.6
Income of consolidated group	339.9	497.0	542.3
Equity in income of unconsolidated affiliate	1.6	1.2	1.9
Net income	341.5	498.2	544.2
Less: Net loss attributable to noncontrolling interests	(.1)
Net income attributable to the Company	$341.6	$498.2	$544.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014

Net income	$341.5	$498.2	$544.2

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(23.7)	(66.4)	(33.5)
Unrealized gain (loss) on derivatives	3.0	(2.1)	3.3
Other comprehensive income (loss), net of income taxes	(20.7)	(68.5)	(30.2)

Comprehensive income of consolidated group	320.8	429.7	514.0
Less: Comprehensive loss attributable to noncontrolling interests	(.1)
Comprehensive income attributable to the Company	$320.9	$429.7	$514.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2016 and 2015

(in millions)

	2016	2015
Assets
Cash and cash equivalents	$1,089.6	$1,163.7
Receivables:
Retail notes	12,327.0	13,810.6
Retail notes securitized	5,141.2	4,848.4
Revolving charge accounts	3,078.5	2,680.8
Wholesale receivables	6,562.5	7,185.5
Financing leases	605.3	567.1
Total receivables	27,714.5	29,092.4
Allowance for credit losses	(111.7)	(109.8)
Total receivables – net	27,602.8	28,982.6
Other receivables	74.6	49.2
Receivables from John Deere	252.0	253.1
Equipment on operating leases – net	4,396.2	3,609.8
Investment in unconsolidated affiliate	11.9	10.5
Deferred income taxes	28.1	25.8
Other assets	612.6	558.1
Total Assets	$34,067.8	$34,652.8

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$386.4	$2,343.6
Securitization borrowings	5,002.5	4,590.0
John Deere	2,270.3	1,123.5
Current maturities of long-term borrowings	4,510.7	4,465.4
Total short-term borrowings	12,169.9	12,522.5
Other payables to John Deere	24.0	22.5
Accounts payable and accrued expenses	799.6	793.6
Deposits withheld from dealers and merchants	205.9	151.9
Deferred income taxes	713.8	432.0
Long-term borrowings	16,568.9	16,980.5
Total liabilities	30,482.1	30,903.0
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,186.3	2,329.7
Accumulated other comprehensive income (loss)	(83.8)	(63.1)
Total Company stockholder’s equity	3,585.3	3,749.4
Noncontrolling interests	.4	.4
Total stockholder’s equity	3,585.7	3,749.8
Total Liabilities and Stockholder’s Equity	$34,067.8	$34,652.8

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$341.5	$498.2	$544.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	68.8	32.3	27.3
Provision for depreciation and amortization	577.7	427.1	312.3
Provision (credit) for deferred income taxes	277.8	125.3	(42.9)
Impairment charges	59.7	19.4
Undistributed earnings of unconsolidated affiliate	(1.5)	(1.0)	(1.7)
Change in accounts payable and accrued expenses	13.2	82.0	27.5
Change in accrued income taxes payable/receivable	(13.1)	5.9	3.1
Other	162.1	90.5	24.0
Net cash provided by operating activities	1,486.2	1,279.7	893.8

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(13,523.7)	(14,287.7)	(16,525.0)
Collections of receivables (excluding wholesale)	14,220.1	14,604.7	15,015.5
Decrease (increase) in wholesale receivables – net	591.2	497.3	(576.7)
Cost of equipment on operating leases acquired	(2,497.9)	(2,293.9)	(1,759.5)
Proceeds from sales of equipment on operating leases	900.7	737.1	731.6
Change in restricted cash	(10.0)	(7.0)	(27.3)
Decrease in collateral on derivatives received – net			(2.4)
Other	28.6	(36.3)	(24.3)
Net cash used for investing activities	(291.0)	(785.8)	(3,168.1)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(1,979.7)	379.0	(491.1)
Increase in securitization borrowings – net	412.3	31.4	449.3
Increase (decrease) in payable to John Deere – net	1,161.8	(870.7)	(139.8)
Proceeds from issuance of long-term borrowings	4,096.8	4,478.8	6,888.4
Payments of long-term borrowings	(4,451.7)	(3,889.2)	(3,577.0)
Dividends paid	(485.0)	(485.0)	(140.0)
Capital investment from John Deere	.1
Debt issuance costs	(26.0)	(23.6)	(31.0)
Net cash provided by (used for) financing activities	(1,271.4)	(379.3)	2,958.8

Effect of exchange rate changes on cash and cash equivalents	2.1	(10.3)	(4.6)
Net increase (decrease) in cash and cash equivalents	(74.1)	104.3	679.9
Cash and cash equivalents at the beginning of year	1,163.7	1,059.4	379.5
Cash and cash equivalents at the end of year	$1,089.6	$1,163.7	$1,059.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 31, 2014, 2015 and 2016

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2013	$3,431.1	$1,482.8	$1,912.3	$35.6	$.4
Net income	544.2		544.2
Other comprehensive loss	(30.2)			(30.2)
Dividends declared	(140.0)		(140.0)
Balance October 31, 2014	3,805.1	1,482.8	2,316.5	5.4	.4
Net income	498.2		498.2
Other comprehensive loss	(68.5)			(68.5)
Dividends declared	(485.0)		(485.0)
Balance October 31, 2015	3,749.8	1,482.8	2,329.7	(63.1)	.4
Net income	341.5		341.6		(.1)
Other comprehensive loss	(20.7)			(20.7)
Dividends declared	(485.0)		(485.0)
Capital investment	.1				.1
Balance October 31, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Africa, Asia, Europe and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Capital Corporation and its subsidiaries. The consolidated financial statements represent primarily the consolidation of all companies in which Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 23).

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2016, 2015 and 2014 were October 30, 2016, November 1, 2015 and November 2, 2014, respectively. Fiscal year 2014 contained 53 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated October 31.

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

Fees Paid to John Deere

Fees paid to John Deere include corporate support fees and interest on intercompany borrowings from John Deere based on approximate market rates.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2016, 2015 and 2014 were $13.9 million, $19.7 million and $27.4 million, respectively.

Note 3. New Accounting Standards

New Accounting Standards to be Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. The adoption will use one of two retrospective application methods. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 and is evaluating the potential effects on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods the service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The ASU will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments - Equity Method and Joint Ventures. This ASU eliminates the requirement to retroactively restate the investment, results of operations and retained earnings on a step by step basis when an investment qualifies for use of the equity method as a result of an increase in ownership or degree of influence. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted, and will be adopted prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. This ASU simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. This change will be recognized prospectively. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects financing receivables, debt securities, net investment in leases and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a modified-retrospective approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted, and will be adopted using a retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

Retail notes receivable by product category at October 31 were as follows (in millions of dollars):

	2016		2015
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf – new	$6,683.4	$1,983.7	$7,221.9	$1,786.5
Agriculture and turf – used	4,093.1	2,631.1	5,126.9	2,449.4
Construction and forestry – new	1,669.4	544.3	1,603.1	600.2
Construction and forestry – used	281.6	75.6	241.8	86.0
Total	12,727.5	5,234.7	14,193.7	4,922.1
Unearned finance income	(400.5)	(93.5)	(383.1)	(73.7)
Retail notes receivable	$12,327.0	$5,141.2	$13,810.6	$4,848.4

Retail notes acquired by the Company during the years ended October 31, 2016, 2015 and 2014 had an average original term (based on dollar amounts) of 55 months, 55 months and 54 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2016, 2015 and 2014 was 37 months, 33 months and 30 months, respectively.

Gross retail note installments at October 31 were scheduled to be received as follows (in millions of dollars):

	2016		2015
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,224.6	$2,268.6	$4,568.6	$2,057.1
13-24 months	3,258.3	1,535.5	3,606.8	1,417.5
25-36 months	2,503.7	931.3	2,873.6	921.4
37-48 months	1,665.0	407.8	1,944.6	425.9
49-60 months	869.4	84.2	1,007.8	94.9
Over 60 months	206.5	7.3	192.3	5.3
Total	$12,727.5	$5,234.7	$14,193.7	$4,922.1

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture and turf (new and used):
Seasonal payments	10% - 30%	3 - 7 years
Monthly payments	10% - 20%	36 - 84 months
Construction and forestry:
New	10%	48 - 60 months
Used	15%	36 - 48 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2016, the average effective yield on retail notes held by the Company was approximately 3.9 percent, compared with 3.9 percent in 2015 and 4.0 percent in 2014. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 30 percent, 26 percent and 24 percent in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $211.0 million, $184.9 million and $178.2 million, respectively.

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

During 2016, 2015 and 2014, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $11.3 million, $11.4 million and $11.3 million, respectively. Revolving charge accounts receivable at October 31, 2016 and 2015 totaled $3,078.5 million and $2,680.8 million, respectively. Generally, account holders may pay the account balance in full at any time, or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2016 and 2015 totaled $6,562.5 million and $7,185.5 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses and required return on equity. During 2016, 2015 and 2014, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $209.7 million, $196.9 million and $203.4 million, respectively.

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

Financing leases receivable by product category at October 31 were as follows (in millions of dollars):

	2016	2015
Agriculture and turf	$351.2	$338.9
Construction and forestry	173.3	184.2
Total	524.5	523.1
Estimated residual values	136.2	95.1
Unearned finance income	(55.4)	(51.1)
Financing leases receivable	$605.3	$567.1

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 31 were scheduled as follows (in millions of dollars):

	2016	2015
Due in:
0-12 months	$208.4	$206.6
13-24 months	147.6	145.0
25-36 months	88.9	95.4
37-48 months	52.2	48.5
Over 48 months	27.4	27.6
Total	$524.5	$523.1

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2016, 2015 and 2014, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $2.3 million, $2.0 million and $2.3 million, respectively.

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 31, 2016 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.3	$51.0	$59.6	$216.9
Construction and forestry	73.6	32.4	25.1	131.1
Revolving charge accounts:
Agriculture and turf	12.9	3.5	2.1	18.5
Construction and forestry	2.4	.7	.4	3.5
Wholesale receivables:
Agriculture and turf	5.5	1.3	1.5	8.3
Construction and forestry			1.4	1.4
Financing leases:
Agriculture and turf	8.8	4.6	3.6	17.0
Construction and forestry	2.8	1.6	.2	4.6
Total Receivables	$212.3	$95.1	$93.9	$401.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$216.9	$90.2	$14,658.7	$14,965.8
Construction and forestry	131.1	23.7	2,347.6	2,502.4
Revolving charge accounts:
Agriculture and turf	18.5	1.3	2,979.2	2,999.0
Construction and forestry	3.5		76.0	79.5
Wholesale receivables:
Agriculture and turf	8.3	.3	5,530.7	5,539.3
Construction and forestry	1.4		1,021.8	1,023.2
Financing leases:
Agriculture and turf	17.0	6.1	409.0	432.1
Construction and forestry	4.6	2.6	166.0	173.2
Total Receivables	$401.3	$124.2	$27,189.0	$27,714.5

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale		Total
	Notes	Accounts	Receivables	Other	Receivables
2016
Allowance:
Beginning of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	27.3	35.8	3.1	2.6	68.8
Write-offs	(29.9)	(54.3)	(4.1)	(3.0)	(91.3)
Recoveries	5.8	18.5	.1	.5	24.9
Other changes (primarily translation adjustments)	(.2)			(.3)	(.5)
End of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Balance individually evaluated *	$2.3		$.2	$.1	$2.6

Receivables:
End of year balance	$17,468.2	$3,078.5	$6,562.5	$605.3	$27,714.5
Balance individually evaluated *	$44.5	$8.4	$.8	$.6	$54.3

*  Remainder is collectively evaluated.

2015
Allowance:
Beginning of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision for credit losses	9.4	20.7	.6	1.6	32.3
Write-offs	(17.8)	(36.2)	(.3)	(1.6)	(55.9)
Recoveries	6.5	15.3	.6	.2	22.6
Other changes (primarily translation adjustments)	(.9)		(.4)	(.3)	(1.6)
End of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Balance individually evaluated *			$1.0	$.2	$1.2

Receivables:
End of year balance	$18,659.0	$2,680.8	$7,185.5	$567.1	$29,092.4
Balance individually evaluated *	$20.2	$.2	$10.9	$.8	$32.1

*  Remainder is collectively evaluated.

2014
Allowance:
Beginning of year balance	$50.7	$39.7	$6.4	$14.6	$111.4
Provision (credit) for credit losses	13.2	10.5	9.0	(5.4)	27.3
Write-offs	(12.7)	(24.6)	(7.7)	(.7)	(45.7)
Recoveries	5.5	14.3	.1	.3	20.2
Other changes (primarily translation adjustments)	(.6)		(.2)		(.8)
End of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Balance individually evaluated *	$1.7	$.2	$.1		$2.0

Receivables:
End of year balance	$19,461.3	$2,535.9	$7,919.1	$589.6	$30,505.9
Balance individually evaluated *	$24.5	$.2	$1.2		$25.9

*  Remainder is collectively evaluated.

Investments in non-performing Receivables at October 31, 2016 and 2015 were $124.2 million and $86.5 million, respectively. These Receivables as a percentage of total Receivables outstanding were .45 percent and .30 percent at October 31, 2016 and 2015, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $401.3 million at October 31, 2016, compared with $346.1 million at October 31, 2015. These past due amounts represented 1.45 percent and 1.19 percent of total Receivables outstanding at October 31, 2016 and 2015, respectively. The allowance for credit losses represented .40 percent and .38 percent of Receivables outstanding at October 31, 2016 and 2015, respectively. In addition, at October 31, 2016 and 2015, the Company had $138.1 million and $151.9 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

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

An analysis of impaired Receivables at October 31, 2016 and 2015 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2016 *
Receivables with specific allowance:
Retail notes	$10.2	$9.9	$2.3	$10.6
Wholesale receivables	.3	.3	.2	1.5
Financing leases	.4	.3	.1	.4
Total with specific allowance	10.9	10.5	2.6	12.5

Receivables without specific allowance:
Retail notes	9.5	9.4		10.6
Wholesale receivables	.2	.2		.3
Total without specific allowance	9.7	9.6		10.9
Total	$20.6	$20.1	$2.6	$23.4

Agriculture and turf	$11.9	$11.6	$1.9	$10.2
Construction and forestry	8.7	8.5	.7	13.2
Total	$20.6	$20.1	$2.6	$23.4

2015 *
Receivables with specific allowance:
Wholesale receivables	$9.7	$9.7	$1.0	$9.7
Financing leases	.8	.7	.2	.7
Total with specific allowance	10.5	10.4	1.2	10.4

Receivables without specific allowance:
Retail notes	9.5	9.5		11.8
Wholesale receivables	.6	.6		.7
Total without specific allowance	10.1	10.1		12.5
Total	$20.6	$20.5	$1.2	$22.9

Agriculture and turf	$16.9	$16.8	$1.0	$18.0
Construction and forestry	3.7	3.7	.2	4.9
Total	$20.6	$20.5	$1.2	$22.9

*  Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2016, 2015 and 2014, the Company identified 150, 106 and 66 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5.0 million, $3.1 million and $2.6 million pre-modification and $4.0 million, $2.4 million and $2.2 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2016, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(10.5)	(.07)%	$(9.5)	(.06)%	$(6.1)	(.04)%
Construction and forestry	(19.4)	(.79)	(8.3)	(.35)	(6.6)	(.33)
Total retail notes	(29.9)	(.17)	(17.8)	(.10)	(12.7)	(.07)
Revolving charge accounts	(54.3)	(2.13)	(36.2)	(1.58)	(24.6)	(1.11)
Wholesale receivables	(4.1)	(.05)	(.3)		(7.7)	(.09)
Financing leases	(3.0)	(.54)	(1.6)	(.29)	(.5)	(.09)
Operating loans					(.2)	(1.45)
Total write-offs	(91.3)	(.32)	(55.9)	(.19)	(45.7)	(.16)
Recoveries:
Retail notes:
Agriculture and turf	4.3	.03	4.7	.03	3.3	.02
Construction and forestry	1.5	.06	1.8	.08	2.2	.11
Total retail notes	5.8	.03	6.5	.03	5.5	.03
Revolving charge accounts	18.5	.73	15.3	.68	14.3	.65
Wholesale receivables	.1		.6	.01	.1
Financing leases	.5	.09	.2	.04	.2	.04
Operating loans					.1	.73
Total recoveries	24.9	.09	22.6	.08	20.2	.07
Total net write-offs	$(66.4)	(.23)%	$(33.3)	(.11)%	$(25.5)	(.09)%

Note 6. Securitization of Receivables

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into VIEs that are SPEs, or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,717.6 million and $3,005.4 million at October 31, 2016 and 2015, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,659.8 million and $2,743.2 million at October 31, 2016 and 2015, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228.0 million of securitization borrowings, with no balance at October 31, 2016 and $189.3 million at October 31, 2015. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $663.6 million and $249.2 million at October 31, 2016 and 2015, respectively. The liabilities (securitization borrowings and accrued interest) were $616.5 million and $237.7 million at October 31, 2016 and 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,861.0 million and $1,689.4 million at October 31, 2016 and 2015, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,728.8 million and $1,611.2 million at October 31, 2016 and 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 31 was as follows (in millions of dollars):

2016
Carrying value of liabilities	$1,728.8
Maximum exposure to loss	1,861.0

The total assets of unconsolidated VIEs related to securitizations were approximately $41.2 billion at October 31, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows (in millions of dollars):

	2016	2015
Retail notes securitized	$5,141.2	$4,848.4
Allowance for credit losses	(14.7)	(13.8)
Other assets	115.7	109.4
Total restricted securitized assets	$5,242.2	$4,944.0

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows (in millions of dollars):

	2016	2015
Securitization borrowings	$5,002.5	$4,590.0
Accrued interest on borrowings	2.6	2.1
Total liabilities related to restricted securitized assets	$5,005.1	$4,592.1

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2016, the maximum remaining term of all restricted securitized retail notes was approximately six years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value generally on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the contract terms. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2016, 2015 and 2014, the Company recorded impairment losses on operating leases of $31.1 million, $10.3 million and $3.4 million, respectively. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 31 was as follows (in millions of dollars):

	2016	2015
Agriculture and turf	$3,924.3	$3,067.0
Construction and forestry	1,336.7	1,172.3
Total	5,261.0	4,239.3
Accumulated depreciation	(864.8)	(629.5)
Equipment on operating leases – net	$4,396.2	$3,609.8

Initial lease terms for equipment on operating leases generally range from 12 months to 60 months. Rental payments for equipment on operating leases at October 31 were scheduled as follows (in millions of dollars):

	2016	2015
Due in:
0-12 months	$573.0	$474.1
13-24 months	342.7	307.9
25-36 months	151.2	142.7
37-48 months	62.6	62.6
Over 48 months	10.1	10.9
Total	$1,139.6	$998.2

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. At October 31, 2016 and 2015, the Company had $67.8 million and $30.2 million, respectively, of deposits withheld from John Deere dealers available for potential losses on residual values. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2016, 2015 and 2014, the operating lease revenue earned from John Deere was $28.7 million, $20.7 million and $12.4 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in other assets at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated. During 2016 and 2015, the Company recorded impairment losses on matured operating lease inventory of $28.6 million and $9.1 million, respectively. There were no significant impairment losses recorded during 2014. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $97.8 million and $71.3 million at October 31, 2016 and 2015, respectively.

Note 8. Short-Term Borrowings

Short-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2016		2015
Commercial paper and other notes payable	$386.4		$2,343.6
Securitization borrowings	5,002.5		4,590.0
John Deere	2,270.3		1,123.5
Current maturities of long-term borrowings	4,510.7	*	4,465.4	*
Total	$12,169.9		$12,522.5

*  Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $5,002.7 million at October 31, 2016 based on the expected liquidations of the retail notes in millions of dollars is as follows: 2017 - $2,726.5, 2018 - $1,474.2, 2019 - $663.1, 2020 - $111.8, 2021 - $25.1 and 2022 - $2.0. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rate on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2016 and 2015, was 1.2 percent and .8 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,058.5 million at October 31, 2016. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2016, $5,747.3 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,900.0 million, expiring in April 2020, and $2,900.0 million, expiring in April 2021. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 9. Long-Term Borrowings

Long-term borrowings of the Company at October 31 consisted of the following (in millions of dollars):

	2016		2015
Senior Debt:
Medium-term notes due 2017-2026 (principal $15,821.1 - 2016, $16,243.4 - 2015):	$16,046.0	*	$16,482.8	*
Average interest rate of 1.7% - 2016, 1.3% - 2015
2.75% Senior notes due 2022 ($500.0 principal):	519.0	*	512.4	*
Swapped $500.0 to variable interest rate of 1.6% - 2016, 1.1% - 2015
Other notes	11.3
Total senior debt	16,576.3		16,995.2
Unamortized debt discount	(7.4)		(14.7)
Total **	$16,568.9		$16,980.5

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2017 - $4,509.8, 2018 - $4,408.9, 2019 - $4,250.7, 2020 - $2,328.8 and 2021 - $2,000.0.

Note 10. Leases

Total rental expense for operating leases was $1.9 million, $2.2 million and $2.7 million for 2016, 2015 and 2014, respectively. At October 31, 2016, future minimum lease payments under operating leases amounted to $3.2 million as follows (in millions of dollars): 2017 - $1.9, 2018 - $1.2 and 2019 - $.1.

Note 11. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions or other rights at October 31, 2016 or 2015. At October 31, 2016 and 2015, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 12. Dividends

In 2016, 2015 and 2014, Capital Corporation declared and paid cash dividends of $485.0 million, $485.0 million and $140.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 13. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $5.7 million in 2016, $9.7 million in 2015 and $6.4 million in 2014. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.4 million in 2016, $3.7 million in 2015 and $8.4 million in 2014. Further disclosure for these plans is included in the notes to the Deere & Company 2016 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $12.2 million in 2016, $12.4 million in 2015 and $12.5 million in 2014. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 14. Stock Option Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2016, 2015 and 2014, the total share-based compensation expense was $5.7 million, $5.7 million and $5.3 million, respectively, with an income tax benefit recognized in net income of $2.1 million, $2.1 million and $2.0 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2016 Annual Report on Form 10-K.

Note 15. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2016	2015	2014
Current:
U.S.:
Federal	$(119.0)	$119.1	$274.4
State	4.4	5.4	7.9
Foreign	17.1	20.1	21.2
Total current	(97.5)	144.6	303.5

Deferred:
U.S.:
Federal	273.4	121.2	(33.7)
State	(.7)	1.7	.6
Foreign	5.1	2.4	(9.8)
Total deferred	277.8	125.3	(42.9)
Provision for income taxes	$180.3	$269.9	$260.6

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2016	2015	2014
U.S. federal income tax provision at a statutory rate of 35 percent	$182.0	$268.4	$281.0
Increase (decrease) resulting from:
Municipal lease income not taxable	(1.4)	(1.4)	(1.4)
Tax rates on foreign earnings	(5.9)	(6.0)	(8.0)
Foreign tax benefit			(23.1)
State and local income taxes, net of federal income tax benefit	2.4	4.6	5.5
Other – net	3.2	4.3	6.6
Provision for income taxes	$180.3	$269.9	$260.6

At October 31, 2016, accumulated earnings in certain subsidiaries outside the U.S. totaled $360.7 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2016, the amount of cash and cash equivalents held by these foreign subsidiaries was $85.0 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31 was as follows (in millions of dollars):

	2016		2015
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$789.9		$505.4
Tax over book depreciation		12.0		9.7
Deferred retail note finance income		5.4		6.2
Allowance for credit losses	$53.6		$45.3
Accrual for retirement and other benefits	26.3		27.4
Federal taxes on deferred state tax deductions	14.6		14.1
Tax loss and tax credit carryforwards	20.8		11.8
Miscellaneous accruals and other	8.3	.2	17.6
Less valuation allowances	(1.8)		(1.1)
Deferred income tax assets and liabilities	$121.8	$807.5	$115.1	$521.3

At October 31, 2016, certain tax loss and tax credit carryforwards of $20.8 million were available, with $17.1 million expiring from 2017 through 2036 and $3.7 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 was as follows (in millions of dollars):

	2016	2015	2014
Beginning of year balance	$36.0	$36.2	$33.6
Increases to tax positions taken during the current year	9.7	11.1	12.1
Increases to tax positions taken during prior years	1.1	1.6	.7
Decreases to tax positions taken during prior years	(7.3)	(7.8)	(7.0)
Decreases due to lapse of statute of limitations	(3.0)	(3.9)	(3.2)
Settlements		(1.1)
Foreign exchange		(.1)
End of year balance	$36.5	$36.0	$36.2

The amount of unrecognized tax benefits at October 31, 2016 and 2015 that would affect the effective tax rate if the tax benefits were recognized was $19.0 million and $19.2 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2009. The years’ 2009 through 2014 federal income tax returns are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2016, 2015 and 2014, the total amount of expense from interest and penalties was $1.8 million, $1.4 million and $1.7 million and the interest income was not material for any of the periods. At October 31, 2016 and 2015, the liability for accrued interest and penalties totaled $16.8 million and $15.8 million, respectively.

Note 16. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2016	2015	2014
Other income – net
Fees from John Deere	$6.5	$15.9	$43.2
Fees from customers	27.5	21.4	16.7
Other	9.8	(4.9)	10.4
Total	$43.8	$32.4	$70.3

Administrative and operating expenses
Compensation and benefits	$222.9	$231.4	$261.2
Other	244.0	143.3	149.4
Total	$466.9	$374.7	$410.6

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

Cash payments by the Company for interest in 2016, 2015 and 2014 were $421.4 million, $308.3 million and $315.1 million, respectively. Cash payments (receipts) for income taxes during these same periods were $(80.6) million, $134.5 million and $301.0 million, respectively.

Note 18. Commitments and Contingencies

At October 31, 2016, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $343.0 million of commercial paper and a fair value liability of $12.3 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,038.8 million that were guaranteed by Capital Corporation.

The Company has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. The Company has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. The Company has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by the Company, which was $1,681.0 million at October 31, 2016. The weighted average interest rate on the debt at October 31, 2016 was 2.1 percent with a maximum remaining maturity of approximately six years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables.  Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.2 billion at October 31, 2016. The amount of unused commitments to extend credit to customers was $28.2 billion at October 31, 2016. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts.

At October 31, 2016, the Company had restricted other assets of approximately $41.3 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

Note 19. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2016	2015	2014
Cumulative translation adjustment:
Beginning of year balance	$(60.4)	$6.0	$39.5
Current period activity	(23.7)	(66.4)	(33.5)
End of year balance	$(84.1)	$(60.4)	$6.0

Unrealized gain (loss) on derivatives:
Beginning of year balance	$(2.7)	$(.6)	$(3.9)
Current period activity	3.0	(2.1)	3.3
End of year balance	$.3	$(2.7)	$(.6)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2016
Cumulative translation adjustment	$(23.7)		$(23.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.4)	$.1	(.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.0	(1.7)	3.3
Net unrealized gain (loss) on derivatives	4.6	(1.6)	3.0
Total other comprehensive income (loss)	$(19.1)	$(1.6)	$(20.7)

2015
Cumulative translation adjustment	$(66.4)		$(66.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(11.9)	$4.2	(7.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	8.6	(3.0)	5.6
Net unrealized gain (loss) on derivatives	(3.3)	1.2	(2.1)
Total other comprehensive income (loss)	$(69.7)	$1.2	$(68.5)

2014
Cumulative translation adjustment	$(33.5)		$(33.5)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(10.2)	$3.6	(6.6)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9.8	(3.5)	6.3
Foreign exchange contracts – Administrative and operating expenses	5.5	(1.9)	3.6
Net unrealized gain (loss) on derivatives	5.1	(1.8)	3.3
Total other comprehensive income (loss)	$(28.4)	$(1.8)	$(30.2)

Note 20. Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values at October 31 were as follows (in millions of dollars):

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$22,476.3	$22,429.5	$24,148.0	$24,126.5
Retail notes securitized – net	5,126.5	5,114.2	4,834.6	4,820.5
Securitization borrowings	5,002.5	5,004.9	4,590.0	4,590.2
Current maturities of long-term borrowings	4,510.7	4,530.0	4,465.4	4,478.7
Long-term borrowings	16,568.9	16,724.5	16,980.5	17,007.6

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

Assets and liabilities measured at October 31 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2016	2015

Receivables from John Deere
Derivatives:
Interest rate contracts	$241.8	$241.6
Cross-currency interest rate contracts	10.2	11.5
Other assets
Derivatives:
Interest rate contracts	35.3	83.7
Foreign exchange contracts	13.8	11.3
Total assets *	$301.1	$348.1

Other payables to John Deere
Derivatives:
Interest rate contracts	$24.0	$22.4
Cross-currency interest rate contracts		.1
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts		19.8
Foreign exchange contracts	4.3	5.6
Total liabilities	$28.3	$47.9

*    Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 31 were as follows (in millions of dollars):

	Fair Value *		Losses *
	2016	2015	2016	2015	2014
Equipment on operating leases - net	$654.4	$478.7	$31.1	$10.3
Other assets	184.0	96.2	28.6	9.1
Total	$838.4	$574.9	$59.7	$19.4

*    See Receivables with specific allowances in Note 5 that were not significant. See Note 7 for impairments on lease residual values.

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

Other assets – Impairments are based on the fair value of the matured operating lease inventory, which is measured using a market approach. Inputs include realized sales values.

Note 21. Derivative Instruments

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2016 and 2015 were $1,600.0 million and $2,800.0 million, respectively. The total notional amount of the cross-currency interest rate contracts was none at October 31, 2016 and 2015, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2016 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $.1 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2016 and 2015 were $8,283.7 million and $8,048.6 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1.6 million and a gain of $1.7 million during 2016 and 2015, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2016	2015
Interest rate contracts *	$9.0	$102.5
Borrowings **	(10.6)	(100.8)

*     Includes changes in fair value of interest rate contracts excluding net accrued interest income of $142.1 million and $166.2 million during 2016 and 2015, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $276.8 million and $257.0 million during 2016 and 2015, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2016 and 2015 were $2,101.2 million and $2,679.5 million, the foreign exchange contracts were $1,263.6 million and $966.6 million, and the cross-currency interest rate contracts were $63.4 million and $75.6 million, respectively. At October 31, 2016 and 2015, there were also $2,430.3 million and $1,902.1 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 were as follows (in millions of dollars):

	2016	2015

Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$226.0	$207.2

Not designated as hedging instruments:
Interest rate contracts	15.8	34.4
Cross-currency interest rate contracts	10.2	11.5
Total not designated	26.0	45.9

Other Assets
Designated as hedging instruments:
Interest rate contracts	34.7	80.9

Not designated as hedging instruments:
Interest rate contracts	.6	2.8
Foreign exchange contracts	13.8	11.3
Total not designated	14.4	14.1

Total derivatives	$301.1	$348.1

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$10.2	$7.1

Not designated as hedging instruments:
Interest rate contracts	13.8	15.3
Cross-currency interest rate contracts		.1
Total not designated	13.8	15.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts		19.8
Foreign exchange contracts	4.3	5.6
Total not designated	4.3	25.4

Total derivatives	$28.3	$47.9

The classifications and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI
	Classification	2016	2015	2014
Fair Value Hedges
Interest rate contracts	Interest expense	$151.1	$268.7	$148.2

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI -pretax *	(.4)	(11.9)	(6.1)
Foreign exchange contracts	OCI -pretax *			(4.1)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(5.0)	(8.6)	(9.8)
Foreign exchange contracts	Administrative and operating expenses *			(5.5)

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(1.5)	$(8.2)	$5.0
Foreign exchange contracts	Administrative and operating expenses *	59.0	165.6	52.6
Total not designated		$57.5	$157.4	$57.6

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts are not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions were gains of $151.9 million, $262.7 million and $145.8 million during 2016, 2015 and 2014, respectively.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At October 31, 2016 and 2015, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty, the credit default swap spread of the counterparty and other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default or termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was the gross amount of the external derivatives shown in the subsequent table. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 31, 2016 and 2015.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $1.9 million and $2.2 million as of October 31, 2016 and 2015, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$49.1	$(1.1)		$48.0
John Deere	252.0	(24.0)		228.0
Liabilities
External	4.3	(1.1)		3.2
John Deere	24.0	(24.0)

2015
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$95.0	$(20.3)		$74.7
John Deere	253.1	(22.5)		230.6
Liabilities
External	25.4	(20.3)		5.1
John Deere	22.5	(22.5)

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

Geographic area information as of and for the years ended October 31, 2016, 2015 and 2014 is presented below (in millions of dollars):

	2016	2015	2014
Revenues:
U.S.	$1,899.3	$1,736.9	$1,646.0
Outside the U.S.	194.9	214.8	249.8
Total	$2,094.2	$1,951.7	$1,895.8

Operating profit:
U.S.	$441.7	$681.6	$682.2
Outside the U.S.	80.1	86.5	122.6
Total	$521.8	$768.1	$804.8

Receivables:
U.S.	$24,287.9	$25,779.4	$26,570.0
Outside the U.S.	3,426.6	3,313.0	3,935.9
Total	$27,714.5	$29,092.4	$30,505.9

Note 23. Unconsolidated Affiliated Company

The Company’s investment in an unconsolidated affiliated company consists of a 50% ownership in John Deere Financial S.A.S., a joint venture in France that primarily offers lease financing to customers. The Company does not control the joint venture and accounts for its investment in the joint venture on the equity basis. The Company’s share of the income or loss of this joint venture is reported in the consolidated income statement under “Equity in income of unconsolidated affiliate.” The investment in this joint venture is reported in the consolidated balance sheet under “Investment in unconsolidated affiliate.”

Summarized financial information of the unconsolidated affiliated company was as follows (in millions of dollars):

	Year Ended October 31
	2016	2015	2014
Operations:
Total revenue	$10.7	$11.3	$13.7
Net income	3.2	2.4	3.8
The Company’s equity in net income	1.6	1.2	1.9

	October 31
	2016	2015
Financial Position:
Total assets	$200.9	$189.2
Total external borrowings	168.1	163.2
Total net assets	23.7	21.0
The Company’s share of net assets	11.9	10.5

Note 24. Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July.  Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2016:
Revenues	$487.2	$526.9	$538.6	$541.5	$2,094.2
Interest expense	89.6	105.6	109.8	117.1	422.1
Operating expenses	249.7	312.6	287.4	302.2	1,151.9
Provision for income taxes	48.9	39.3	51.2	40.9	180.3
Equity in income of unconsolidated affiliate	.8	.2	.2	.4	1.6
Net loss attributable to noncontrolling interests	(.1)				(.1)
Net income attributable to the Company	$99.9	$69.6	$90.4	$81.7	$341.6

2015:
Revenues	$476.8	$475.0	$493.4	$506.5	$1,951.7
Interest expense	74.6	77.7	78.8	80.8	311.9
Operating expenses	202.3	214.1	216.7	239.8	872.9
Provision for income taxes	66.7	67.7	71.1	64.4	269.9
Equity in income of unconsolidated affiliate	.4	.4	.1	.3	1.2
Net income attributable to the Company	$133.6	$115.9	$126.9	$121.8	$498.2

Note 25. Subsequent Events

In December 2016, Capital Corporation paid a $140.0 million dividend to JDFS. JDFS in turn, paid a $140.0 million dividend to Deere & Company.

During the fourth quarter of 2016, the Company announced a voluntary employee separation program as part of its effort to reduce operating costs. The program provides for cash payments based on previous years of service. The expense is recorded in the period the employees accept the separation offer. The program’s total pretax expenses are estimated to be approximately $7.6 million, of which $.2 million was recorded in the fourth quarter of 2016, and approximately $7.4 million will be recorded in the first quarter of 2017. The payment for the program will be substantially made in the first quarter of 2017. The expenses will be recorded in administrative and operating expenses.

Index to Exhibits

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

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.6 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.7 to Form 10-K of the registrant for the year ended October 31, 2001*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

2020 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 22, 2016 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2016, Securities and Exchange Commission File Number 1-4121*)

10.11

2021 Credit Agreement among registrant, Deere & Company, John Deere Bank S.A.,various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al, dated February 22, 2016 (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended January 31, 2016, Securities and Exchange Commission file number 1-4121*)

12.	Computation of Ratio of Earnings to Fixed Charges

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended October 31, 2016 (Securities and Exchange Commission file number 1-4121*)

101.	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.