Form 10-Q
period 2017-01-29
DEERE JOHN CAPITAL CORP
filed 2017-02-24
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017

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

Yes ☐No ☒

At January 29, 2017, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 38

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Three Months Ended January 29, 2017 and January 31, 2016

(Unaudited)

(in millions)

	2017	2016
Revenues
Finance income earned on retail notes	$171.3	$177.1
Revolving charge account income	61.2	51.8
Finance income earned on wholesale receivables	80.5	82.4
Lease revenues	196.0	173.5
Other income – net	13.4	2.4
Total revenues	522.4	487.2
Expenses
Interest expense	115.1	89.6
Operating expenses:
Administrative and operating expenses	122.6	101.8
Fees paid to John Deere	17.4	12.1
Provision for credit losses	3.7	7.4
Depreciation of equipment on operating leases	156.2	128.4
Total operating expenses	299.9	249.7
Total expenses	415.0	339.3
Income of consolidated group before income taxes	107.4	147.9
Provision for income taxes	33.6	48.9
Income of consolidated group	73.8	99.0
Equity in income of unconsolidated affiliate	.5	.8
Net income	74.3	99.8
Less: Net income (loss) attributable to noncontrolling interests	.1	(.1)
Net income attributable to the Company	$74.2	$99.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Three Months Ended January 29, 2017 and January 31, 2016

(Unaudited)

(in millions)

	2017	2016

Net income	$74.3	$99.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(5.7)	(12.7)
Unrealized gain on derivatives	2.1	.1
Other comprehensive income (loss), net of income taxes	(3.6)	(12.6)

Comprehensive income of consolidated group	70.7	87.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	.1	(.1)
Comprehensive income attributable to the Company	$70.6	$87.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 29	October 30	January 31
	2017	2016	2016
Assets
Cash and cash equivalents	$1,079.5	$1,089.6	$1,064.3
Receivables:
Retail notes	12,467.7	12,327.0	13,862.1
Retail notes securitized	4,262.6	5,141.2	4,015.0
Revolving charge accounts	2,418.2	3,078.5	2,112.1
Wholesale receivables	6,761.5	6,562.5	7,301.2
Financing leases	563.7	605.3	518.6
Total receivables	26,473.7	27,714.5	27,809.0
Allowance for credit losses	(109.9)	(111.7)	(109.8)
Total receivables – net	26,363.8	27,602.8	27,699.2
Other receivables	88.6	74.6	64.1
Receivables from John Deere	114.3	252.0	332.7
Equipment on operating leases – net	4,279.3	4,396.2	3,810.9
Investment in unconsolidated affiliate	12.2	11.9	11.3
Deferred income taxes	27.8	28.1	25.1
Other assets	588.1	574.1	512.8
Total Assets	$32,553.6	$34,029.3	$33,520.4

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$31.7	$386.4	$1,705.5
Securitization borrowings	4,220.2	4,997.8	3,874.9
John Deere	2,255.5	2,270.3	790.0
Current maturities of long-term borrowings	5,009.0	4,509.3	4,441.4
Total short-term borrowings	11,516.4	12,163.8	10,811.8
Other payables to John Deere	104.3	24.0	19.8
Accounts payable and accrued expenses	675.3	799.6	782.4
Deposits withheld from dealers and merchants	194.3	205.9	143.7
Deferred income taxes	731.6	713.8	609.9
Long-term borrowings	15,815.3	16,536.5	17,515.8
Total liabilities	29,037.2	30,443.6	29,883.4
Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,120.5	2,186.3	2,229.6
Accumulated other comprehensive income (loss)	(87.4)	(83.8)	(75.7)
Total Company stockholder’s equity	3,515.9	3,585.3	3,636.7
Noncontrolling interests	.5	.4	.3
Total stockholder’s equity	3,516.4	3,585.7	3,637.0
Total Liabilities and Stockholder’s Equity	$32,553.6	$34,029.3	$33,520.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Three Months Ended January 29, 2017 and January 31, 2016

(Unaudited)

(in millions)

	2017	2016
Cash Flows from Operating Activities:
Net income	$74.3	$99.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	3.7	7.4
Provision for depreciation and amortization	161.6	131.4
Provision for deferred income taxes	17.0	178.5
Impairment charges		12.6
Undistributed earnings of unconsolidated affiliate	(.5)	(.8)
Change in accounts payable and accrued expenses	(12.6)	27.7
Change in accrued income taxes payable/receivable	(9.5)	(6.5)
Other	75.1	24.4
Net cash provided by operating activities	309.1	474.5

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,473.7)	(3,236.3)
Collections of receivables (excluding wholesale)	4,799.4	4,604.5
Increase in wholesale receivables – net	(224.5)	(138.8)
Cost of equipment on operating leases acquired	(451.4)	(653.8)
Proceeds from sales of equipment on operating leases	284.2	212.9
Change in restricted cash	15.4	40.7
Other	(14.1)	(12.3)
Net cash provided by investing activities	935.3	816.9

Cash Flows from Financing Activities:
Decrease in commercial paper and other notes payable – net	(350.0)	(637.4)
Decrease in securitization borrowings – net	(778.8)	(711.2)
Decrease in payable to John Deere – net	(12.3)	(320.4)
Proceeds from issuance of long-term borrowings	1,036.4	1,499.4
Payments of long-term borrowings	(1,002.5)	(1,011.5)
Dividends paid	(140.0)	(200.0)
Debt issuance costs	(5.0)	(7.2)
Net cash used for financing activities	(1,252.2)	(1,388.3)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(2.5)
Net decrease in cash and cash equivalents	(10.1)	(99.4)
Cash and cash equivalents at beginning of period	1,089.6	1,163.7
Cash and cash equivalents at end of period	$1,079.5	$1,064.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2016 and January 29, 2017

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 1, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4
Net income (loss)	99.8		99.9		(.1)
Other comprehensive loss	(12.6)			(12.6)
Dividends declared	(200.0)		(200.0)
Balance January 31, 2016	$3,637.0	$1,482.8	$2,229.6	$(75.7)	$.3

Balance October 30, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4
Net income	74.3		74.2		.1
Other comprehensive loss	(3.6)			(3.6)
Dividends declared	(140.0)		(140.0)
Balance January 29, 2017	$3,516.4	$1,482.8	$2,120.5	$(87.4)	$.5

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2017 and 2016 were January 29, 2017 and January 31, 2016, respectively. Both periods contained 13 weeks.

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

(2)  New accounting standards adopted are as follows:

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods the service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $38.5 million and $38.0 million at October 30, 2016 and January 31, 2016, respectively, were reclassified from other assets to borrowings in the consolidated balance sheet.

In the first quarter of 2017, the Company adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835‑30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The Company presents these costs in other assets and amortizes the costs ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company prospectively adopted ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other‑Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. The adoption will use one of two retrospective application methods. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 and is evaluating the potential effects on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments ‑ Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in other comprehensive income. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The ASU will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures. This ASU eliminates the requirement to retroactively restate the investment, results of operations, and retained earnings on a step by step basis when an investment qualifies for use of the equity method as a result of an increase in ownership or degree of influence. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted, and will be adopted prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. This change will be recognized prospectively. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a modified‑retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU provides further guidance on the definition of a business to determine whether transactions should be accounted for as acquisitions of assets or businesses. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted in certain cases. The ASU will be adopted on a prospective basis and will not have a material effect on the Company’s consolidated financial statements.

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance November 1, 2015	$(60.4)	$(2.7)	$(63.1)
Other comprehensive income (loss) items before reclassification	(12.7)	(1.3)	(14.0)
Amounts reclassified from accumulated other comprehensive income		1.4	1.4
Net current period other comprehensive income (loss)	(12.7)	.1	(12.6)
Balance January 31, 2016	$(73.1)	$(2.6)	$(75.7)

Balance October 30, 2016	$(84.1)	$.3	$(83.8)
Other comprehensive income (loss) items before reclassification	(5.7)	2.0	(3.7)
Amounts reclassified from accumulated other comprehensive income		.1	.1
Net current period other comprehensive income (loss)	(5.7)	2.1	(3.6)
Balance January 29, 2017	$(89.8)	$2.4	$(87.4)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$(5.7)		$(5.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3.1	$(1.1)	2.0
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.2	(.1)	.1
Net unrealized gain (loss) on derivatives	3.3	(1.2)	2.1
Total other comprehensive income (loss)	$(2.4)	$(1.2)	$(3.6)

Three Months Ended January 31, 2016
Cumulative translation adjustment	$(12.7)		$(12.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2.0)	$.7	(1.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.1	(.7)	1.4
Net unrealized gain (loss) on derivatives	.1		.1
Total other comprehensive income (loss)	$(12.6)		$(12.6)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	January 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$115.1	$60.1	$72.3	$247.5
Construction and forestry	66.9	40.2	27.5	134.6
Revolving charge accounts:
Agriculture and turf	32.7	12.0	2.4	47.1
Construction and forestry	2.4	1.2	.6	4.2
Wholesale receivables:
Agriculture and turf	2.6	2.9	1.6	7.1
Construction and forestry	.5		1.4	1.9
Financing leases:
Agriculture and turf	8.5	4.3	1.4	14.2
Construction and forestry	1.7	1.2	.8	3.7
Total Receivables	$230.4	$121.9	$108.0	$460.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$247.5	$89.8	$13,891.2	$14,228.5
Construction and forestry	134.6	26.7	2,340.5	2,501.8
Revolving charge accounts:
Agriculture and turf	47.1	1.5	2,296.8	2,345.4
Construction and forestry	4.2		68.6	72.8
Wholesale receivables:
Agriculture and turf	7.1	.2	5,772.0	5,779.3
Construction and forestry	1.9		980.3	982.2
Financing leases:
Agriculture and turf	14.2	8.6	374.9	397.7
Construction and forestry	3.7	2.0	160.3	166.0
Total Receivables	$460.3	$128.8	$25,884.6	$26,473.7

	October 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.3	$51.0	$59.6	$216.9
Construction and forestry	73.6	32.4	25.1	131.1
Revolving charge accounts:
Agriculture and turf	12.9	3.5	2.1	18.5
Construction and forestry	2.4	.7	.4	3.5
Wholesale receivables:
Agriculture and turf	5.5	1.3	1.5	8.3
Construction and forestry			1.4	1.4
Financing leases:
Agriculture and turf	8.8	4.6	3.6	17.0
Construction and forestry	2.8	1.6	.2	4.6
Total Receivables	$212.3	$95.1	$93.9	$401.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$216.9	$90.2	$14,658.7	$14,965.8
Construction and forestry	131.1	23.7	2,347.6	2,502.4
Revolving charge accounts:
Agriculture and turf	18.5	1.3	2,979.2	2,999.0
Construction and forestry	3.5		76.0	79.5
Wholesale receivables:
Agriculture and turf	8.3	.3	5,530.7	5,539.3
Construction and forestry	1.4		1,021.8	1,023.2
Financing leases:
Agriculture and turf	17.0	6.1	409.0	432.1
Construction and forestry	4.6	2.6	166.0	173.2
Total Receivables	$401.3	$124.2	$27,189.0	$27,714.5

	January 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$130.4	$56.4	$62.7	$249.5
Construction and forestry	66.8	31.5	28.1	126.4
Revolving charge accounts:
Agriculture and turf	25.2	10.3	1.9	37.4
Construction and forestry	2.2	1.2	.5	3.9
Wholesale receivables:
Agriculture and turf	4.5	1.2	1.6	7.3
Construction and forestry	.5		1.4	1.9
Financing leases:
Agriculture and turf	6.9	4.7	1.3	12.9
Construction and forestry	2.5	.9	.8	4.2
Total Receivables	$239.0	$106.2	$98.3	$443.5

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$249.5	$51.7	$15,080.7	$15,381.9
Construction and forestry	126.4	15.5	2,353.3	2,495.2
Revolving charge accounts:
Agriculture and turf	37.4	1.8	2,002.9	2,042.1
Construction and forestry	3.9		66.1	70.0
Wholesale receivables:
Agriculture and turf	7.3	9.5	6,273.5	6,290.3
Construction and forestry	1.9		1,009.0	1,010.9
Financing leases:
Agriculture and turf	12.9	9.5	322.0	344.4
Construction and forestry	4.2	3.0	167.0	174.2
Total Receivables	$443.5	$91.0	$27,274.5	$27,809.0

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 29, 2017
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision (credit) for credit losses	4.9	(2.2)		1.0	3.7
Write-offs	(7.4)	(3.1)	(.1)	(1.1)	(11.7)
Recoveries	.9	5.3		.1	6.3
Translation adjustments			(.1)		(.1)
End of period balance	$54.7	$39.7	$7.0	$8.5	$109.9
Balance individually evaluated *	$.6			$.2	$.8

Receivables:
End of period balance	$16,730.3	$2,418.2	$6,761.5	$563.7	$26,473.7
Balance individually evaluated *	$43.3	$4.5	$1.9	$.6	$50.3

	Three Months Ended
	January 31, 2016
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	5.4	1.7		.3	7.4
Write-offs	(6.3)	(6.2)			(12.5)
Recoveries	1.1	4.5			5.6
Translation adjustments	(.3)			(.2)	(.5)
End of period balance	$53.2	$39.7	$8.1	$8.8	$109.8
Balance individually evaluated *			$1.0	$.2	$1.2

Receivables:
End of period balance	$17,877.1	$2,112.1	$7,301.2	$518.6	$27,809.0
Balance individually evaluated *	$20.0	$2.7	$10.1	$.9	$33.7

*    Remainder is collectively evaluated.

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non‑performing.

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 29, 2017 *
Receivables with specific allowance:
Retail notes	$5.1	$5.0	$.6	$5.1
Financing leases	.5	.4	.2	.4
Total with specific allowance	5.6	5.4	.8	5.5

Receivables without specific allowance:
Retail notes	10.2	10.1		11.2
Wholesale receivables	.2	.2		.2
Total without specific allowance	10.4	10.3		11.4
Total	$16.0	$15.7	$.8	$16.9

Agriculture and turf	$9.5	$9.4	$.3	$10.1
Construction and forestry	6.5	6.3	.5	6.8
Total	$16.0	$15.7	$.8	$16.9

October 30, 2016 *
Receivables with specific allowance:
Retail notes	$10.2	$9.9	$2.3	$10.6
Wholesale receivables	.3	.3	.2	1.5
Financing leases	.4	.3	.1	.4
Total with specific allowance	10.9	10.5	2.6	12.5

Receivables without specific allowance:
Retail notes	9.5	9.4		10.6
Wholesale receivables	.2	.2		.3
Total without specific allowance	9.7	9.6		10.9
Total	$20.6	$20.1	$2.6	$23.4

Agriculture and turf	$11.9	$11.6	$1.9	$10.2
Construction and forestry	8.7	8.5	.7	13.2
Total	$20.6	$20.1	$2.6	$23.4

January 31, 2016 *
Receivables with specific allowance:
Wholesale receivables	$9.0	$9.0	$1.0	$9.0
Financing leases	.9	.8	.2	.9
Total with specific allowance	9.9	9.8	1.2	9.9

Receivables without specific allowance:
Retail notes	8.4	8.3		8.5
Wholesale receivables	.5	.5		.6
Total without specific allowance	8.9	8.8		9.1
Total	$18.8	$18.6	$1.2	$19.0

Agriculture and turf	$15.1	$14.9	$1.0	$15.2
Construction and forestry	3.7	3.7	.2	3.8
Total	$18.8	$18.6	$1.2	$19.0

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2017, the Company identified 164 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $3.2 million pre‑modification and $2.4 million post‑modification. During the first quarter of 2016, there were 18 Receivable contracts, primarily retail notes, with aggregate balances of $.3 million pre‑modification and $.3 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 29, 2017, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

(5)  Securitization of receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain Receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs), or non‑VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non‑VIEs is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,213.2 million, $2,717.6 million and $2,464.0 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,174.9 million, $2,655.1 million and $2,317.1 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228.0 million of securitization borrowings, with no balance at January 29, 2017 or October 30, 2016 and $113.5 million at January 31, 2016. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $490.4 million, $663.6 million and $212.7 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) were $468.1 million, $616.5 million and $205.0 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,655.1 million, $1,861.0 million and $1,405.0 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,579.5 million, $1,728.8 million and $1,354.8 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 29
2017
Carrying value of liabilities	$1,579.5
Maximum exposure to loss	1,655.1

The total assets of unconsolidated VIEs related to securitizations were approximately $51.6 billion at January 29, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 29	October 30	January 31
	2017	2016	2016
Retail notes securitized	$4,262.6	$5,141.2	$4,015.0
Allowance for credit losses	(12.2)	(14.7)	(11.8)
Other assets	108.3	115.7	78.5
Total restricted securitized assets	$4,358.7	$5,242.2	$4,081.7

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 29	October 30	January 31
	2017	2016	2016
Securitization borrowings	$4,220.2	$4,997.8	$3,874.9
Accrued interest on borrowings	2.3	2.6	2.0
Total liabilities related to restricted securitized assets	$4,222.5	$5,000.4	$3,876.9

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 29, 2017, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Commitments and contingencies:

At January 29, 2017, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $314.4 million of commercial paper and a fair value liability of $14.0 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,164.2 million that were guaranteed by Capital Corporation.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,719.1 million at January 29, 2017. The weighted average interest rate on the debt at January 29, 2017 was 2.1 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.0 billion at January 29, 2017. The amount of unused commitments to extend credit to customers was $28.1 billion at January 29, 2017. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts.

At January 29, 2017, the Company had restricted other assets of approximately $40.6 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(7)    The Company’s unrecognized tax benefits at January 29, 2017 were $29.7 million, compared to $36.5 million at October 30, 2016. The liability at January 29, 2017 consisted of approximately $15.0 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2017 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(8)     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses various methods including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 29, 2017		October 30, 2016		January 31, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$22,113.4	$22,011.2	$22,476.3	$22,429.5	$23,696.0	$23,639.3
Retail notes securitized – net	4,250.4	4,218.4	5,126.5	5,114.2	4,003.2	3,986.5
Securitization borrowings	4,220.2	4,220.4	4,997.8	5,004.9	3,874.9	3,881.8
Current maturities of long‑term borrowings	5,009.0	5,023.2	4,509.3	4,530.0	4,441.4	4,457.6
Long-term borrowings	15,815.3	16,000.5	16,536.5	16,724.5	17,515.8	17,555.7

*    Fair value measurements above were Level 3 for all Receivables and Level 2 for all borrowings.

Fair values of Receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by the Company for similar Receivables. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term securitization borrowings were based on current market quotes for identical or similar borrowings and credit risk or on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings included adjustments related to fair value hedges.

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 29	October 30	January 31
	2017	2016	2016
Receivables from John Deere
Derivatives:
Interest rate contracts	$100.3	$241.8	$318.9
Cross-currency interest rate contracts	14.0	10.2	13.8
Other assets
Derivatives:
Interest rate contracts	37.2	35.3	89.2
Foreign exchange contracts	.9	13.8	13.6
Total assets *	$152.4	$301.1	$435.5

Other payables to John Deere
Derivatives:
Interest rate contracts	$104.3	$24.0	$19.5
Cross-currency interest rate contracts			.3
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts			21.6
Foreign exchange contracts	12.4	4.3	5.6
Total liabilities	$116.7	$28.3	$47.0

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			Losses *
				Three Months Ended
	January 29	October 30	January 31	January 29	January 31
	2017	2016	2016	2017	2016

Equipment on operating leases – net		$654.4	$469.3		$3.8
Other assets		184.0	125.9		8.8
Total		$838.4	$595.2		$12.6

*    See Receivables with specific allowances in Note 4 that were not significant.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 29, 2017, October 30, 2016 and January 31, 2016 were $1,850.0 million, $1,600.0 million and $2,650.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at January 29, 2017 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $.4 million after-tax. These contracts mature in up to 32 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 29, 2017, October 30, 2016 and January 31, 2016 were $7,307.2 million, $8,283.7 million and $8,297.9 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $2.0 million and a loss of $.5 million during the first three months of 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 31
	2017	2016
Interest rate contracts *	$(229.7)	$71.7
Borrowings **	231.7	(72.2)

*    Includes changes in fair value of interest rate contracts excluding net accrued interest income of $24.7 million and $38.2 million during the first three months of 2017 and 2016, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $61.4 million and $64.1 million during the first three months of 2017 and 2016, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 29, 2017, October 30, 2016 and January 31, 2016 were $1,981.1 million, $2,101.2 million and $2,603.8 million, the foreign exchange contracts were $1,064.0 million, $1,263.6 million and $1,109.7 million and the cross-currency interest rate contracts were $67.7 million, $63.4 million and $73.1 million, respectively. At January 29, 2017, October 30, 2016 and January 31, 2016 there were also $2,127.3 million, $2,430.3 million and $1,668.7 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 29	October 30	January 31
	2017	2016	2016
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$76.2	$226.0	$282.9

Not designated as hedging instruments:
Interest rate contracts	24.1	15.8	36.0
Cross-currency interest rate contracts	14.0	10.2	13.8
Total not designated	38.1	26.0	49.8

Other Assets
Designated as hedging instruments:
Interest rate contracts	35.8	34.7	87.6

Not designated as hedging instruments:
Interest rate contracts	1.4	.6	1.6
Foreign exchange contracts	.9	13.8	13.6
Total not designated	2.3	14.4	15.2

Total derivative assets	$152.4	$301.1	$435.5

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$83.7	$10.2	$7.2

Not designated as hedging instruments:
Interest rate contracts	20.6	13.8	12.3
Cross-currency interest rate contracts			.3
Total not designated	20.6	13.8	12.6

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts			21.6
Foreign exchange contracts	12.4	4.3	5.6
Total not designated	12.4	4.3	27.2

Total derivative liabilities	$116.7	$28.3	$47.0

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended
	Expense or OCI	January 29	January 31
	Classification	2017	2016
Fair Value Hedges:
Interest rate contracts	Interest expense	$(205.0)	$109.9

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	3.1	(2.0)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	(.2)	(2.1)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.6	$(.9)
Foreign exchange contracts	Administrative and operating expenses *	(5.6)	48.6
Total not designated		$(5.0)	$47.7

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amounts were not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended January 29, 2017 and January 31, 2016 were a loss of $196.8 million and a gain of $110.9 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 29, 2017, October 30, 2016 and January 31, 2016, there were no aggregate liability positions for derivatives with credit risk related contingent features. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $49.5 million, $1.9 million and $1.0 million as of January 29, 2017, October 30, 2016 and January 31, 2016, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 29, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$38.1	$(.9)		$37.2
John Deere	114.3	(90.7)		23.6
Liabilities
External	12.4	(.9)		11.5
John Deere	104.3	(90.7)		13.6

October 30, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$49.1	$(1.1)		$48.0
John Deere	252.0	(24.0)		228.0
Liabilities
External	4.3	(1.1)		3.2
John Deere	24.0	(24.0)

January 31, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$102.8	$(25.0)		$77.8
John Deere	332.7	(19.8)		312.9
Liabilities
External	27.2	(25.0)		2.2
John Deere	19.8	(19.8)

(10)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.4 million and $1.6 million for the first three months of 2017 and 2016, respectively. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.9 million and $.6 million for the first three months of 2017 and 2016, respectively. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 29, 2017.

(11)   During the fourth quarter of 2016, the Company announced a voluntary employee separation program as part of its effort to reduce operating costs. The program provides for cash payments based on previous years of service. The expense was recorded in the period the employees accept the separation offer. The program’s total pretax expenses were approximately $8.3 million, of which $.2 million was recorded in the fourth quarter of 2016, $6.9 million was recorded in the first quarter of 2017 and $1.2 million to be recognized over the remainder of the fiscal year. The payment for the program was substantially made in the first quarter of 2017. The 2017 expense was recorded in administrative and operating expenses.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for 2017. Industry sales in the European Union (EU)28 nations are forecast to decline approximately 5 percent. In South America, industry sales of tractors and combines are projected to increase 15 to 20 percent.  Asian sales are projected to be about the same or increase slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same for 2017. John Deere’s agriculture and turf segment sales were unchanged in the first quarter and are forecast to increase by about 3 percent for fiscal year 2017. Construction equipment markets reflect moderate economic growth worldwide. In forestry, global industry sales are expected to be about the same to down about 5 percent. John Deere’s construction and forestry segment sales decreased 6 percent in the first quarter and are forecast to increase about 7 percent in 2017.

Net income attributable to the Company in fiscal year 2017 is expected to be approximately $345 million, compared to $342 million in fiscal year 2016. The forecast increase from 2016 reflects lower losses on lease residual values, primarily offset by less favorable financing spreads and an increased provision for credit losses.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

Although John Deere’s first quarter net sales and net income were lower than last year, all of the business segments remained profitable. John Deere’s performance illustrates execution of operating plans, the importance of a broad product portfolio, and the impact of a more flexible cost structure. At the same time, John Deere continues to focus on making its operations more efficient and achieving further structural cost reductions, while seeing signs that key agricultural markets may be stabilizing.

2017 Compared with 2016

Net income attributable to the Company was $74.2 million in the first quarter of 2017, compared with $99.9 million for the same period last year. The decline for the quarter was primarily due to less favorable financing spreads and voluntary employee separation expenses.

Revenues totaled $522.4 million in the first quarter of 2017, compared with $487.2 million for the same period last year. Finance income earned on retail notes totaled $171.3 million for the first quarter of 2017, compared with $177.1 million for the same period in 2016. The decrease was primarily due to a decline in the average balance of retail notes, partially offset by higher average financing rates. Revenues earned on revolving charge accounts amounted to $61.2 million for the first quarter of 2017, compared with $51.8 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $80.5 million for the first quarter of 2017, compared with $82.4 million for the same period in 2016. The decrease was primarily due to a decline in the average balance of wholesale receivables, partially offset by higher average financing rates. Lease revenues totaled $196.0 million for the first quarter of 2017, compared with $173.5 million in the first quarter of 2016. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $114.2 million in the first quarter of 2017, compared with $104.5 million for the same period last year. The increase was primarily due to increased incentive compensation paid by John Deere and increased service fee income. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $115.1 million in the first quarter of 2017, compared with $89.6 million for the same period in 2016. The increase was primarily due to higher average borrowing rates, partially offset by lower average borrowings.

Administrative and operating expenses were $122.6 million in the first quarter of 2017, compared with $101.8 million for the same period in 2016. The increase was primarily due to voluntary employee separation expenses.

During the first quarter of 2017, the provision for credit losses totaled $3.7 million, compared with $7.4 million for the same period in 2016. The decrease was primarily due to lower net write‑offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .06 percent in the first quarter of 2017, compared with .11 percent for the same period in 2016. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $156.2 million in the first quarter of 2017, compared with $128.4 million for the same period in 2016. The increase was primarily the result of higher average balances of equipment on operating leases and updated depreciation estimates.

Provision for income taxes was $33.6 million in the first quarter of 2017, compared with $48.9 million for the same period in 2016. The decrease was primarily due to lower pretax income.

The Company’s ratio of earnings to fixed charges was 1.92 to 1 for the first quarter of 2017, compared with 2.63 to 1 for the first quarter of 2016. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 31
	2017	2016	$ Change	% Change
Retail notes:
Agriculture and turf	$1,229.1	$1,321.1	$(92.0)	(7)%
Construction and forestry	335.0	350.6	(15.6)	(4)
Total retail notes	1,564.1	1,671.7	(107.6)	(6)
Revolving charge accounts	1,800.9	1,550.4	250.5	16
Financing leases	54.0	44.0	10.0	23
Equipment on operating leases	395.7	590.3	(194.6)	(33)
Total Receivables and Leases (excluding wholesale)	$3,814.7	$3,856.4	$(41.7)	(1)%

Retail note volumes decreased in the first quarter of 2017, compared to last year, primarily due to decreases in retail sales of John Deere equipment. Equipment on operating lease volumes decreased during the first quarter of 2017, compared to last year, primarily due to decreased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 29	October 30	January 31
	2017	2016	2016
Retail notes:
Agriculture and turf	$14,228.5	$14,965.8	$15,381.9
Construction and forestry	2,501.8	2,502.4	2,495.2
Total retail notes	16,730.3	17,468.2	17,877.1
Revolving charge accounts	2,418.2	3,078.5	2,112.1
Wholesale receivables	6,761.5	6,562.5	7,301.2
Financing leases	563.7	605.3	518.6
Equipment on operating leases	4,279.3	4,396.2	3,810.9
Total Receivables and Leases	$30,753.0	$32,110.7	$31,619.9

Total Receivable amounts 30 days or more past due and still accruing finance income were $460.3 million, $401.3 million and $443.5 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. These past due amounts represented 1.74 percent, 1.45 percent and 1.59 percent of the Receivables financed at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $128.8 million, $124.2 million and $91.0 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .49 percent, .45 percent and .33 percent at January 29, 2017, October 30, 2016 and January 31, 2016, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	January 29, 2017		January 31, 2016
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.0)	(.11)%	$(.7)	(.02)%
Construction and forestry	(3.4)	(.55)	(5.6)	(.91)
Total retail notes	(7.4)	(.17)	(6.3)	(.14)
Revolving charge accounts	(3.1)	(.47)	(6.2)	(1.13)
Wholesale receivables	(.1)
Financing leases	(1.1)	(.75)
Total write-offs	(11.7)	(.18)	(12.5)	(.18)
Recoveries:
Retail notes:
Agriculture and turf	.6	.02	.7	.02
Construction and forestry	.3	.05	.4	.07
Total retail notes	.9	.02	1.1	.02
Revolving charge accounts	5.3	.81	4.5	.82
Wholesale receivables
Financing leases	.1	.07
Total recoveries	6.3	.09	5.6	.08
Total net write-offs	$(5.4)	(.08)%	$(6.9)	(.10)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $194.3 million at January 29, 2017, compared with $205.9 million at October 30, 2016 and $143.7 million at January 31, 2016.

The Company’s allowance for credit losses on all Receivables financed totaled $109.9 million at January 29, 2017, $111.7 million at October 30, 2016 and $109.8 million at January 31, 2016. The allowance for credit losses represented .42 percent of the total Receivables financed at January 29, 2017, .40 percent at October 30, 2016 and .39 percent at January 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and, results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas. Actions by central banks, financial and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

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

In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10 K and quarterly report on Form 10-Q) and other Deere & Company and Capital Corporation quarterly and other filings with the SEC.

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

During the first three months of 2017, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $309.1 million in the first three months of 2017. Net cash provided by investing activities totaled $935.3 million in the first three months of 2017, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables (excluding wholesale) by $1,325.7 million, partially offset by an increase in wholesale receivables of $224.5 million and the cost of equipment on operating leases exceeding proceeds from sales of equipment on operating leases by $167.2 million. Net cash used for financing activities totaled $1,252.2 million in the first three months of 2017, resulting primarily from a net decrease in total external borrowings of $1,094.9 million and dividends paid of $140.0 million. Cash and cash equivalents decreased $10.1 million during the first three months of 2017.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 29, 2017, October 30, 2016 and January 31, 2016 was none, $327.9 million and $1,690.6 million, respectively, while the total cash and cash equivalents position was $1,079.5 million, $1,089.6 million and $1,064.3 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $72.4 million, $85.0 million and $59.0 million at January 29, 2017, October 30, 2016 and January 31, 2016, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2016, the agreement was renewed with a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 29, 2017, $2,046.5 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2017, the Company issued $1,036.4 million and retired $1,002.5 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2017, the Company also retired $778.8 million of retail note securitization borrowings and maintained an average commercial paper balance of $636.9 million. At January 29, 2017, the Company’s funding profile included $31.7 million of commercial paper and other notes payable, $4,220.2 million of securitization borrowings, $2,255.5 million of loans from John Deere, $20,824.3 million of unsecured term debt and $3,516.4 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations and capital market accessibility.

Total interest-bearing indebtedness amounted to $27,331.7 million at January 29, 2017, compared with $28,700.3 million at October 30, 2016 and $28,327.6 million at January 31, 2016. Total short-term indebtedness amounted to $11,516.4 million at January 29, 2017, compared with $12,163.8 million at October 30, 2016 and $10,811.8 million at January 31, 2016. Total long-term indebtedness amounted to $15,815.3 million at January 29, 2017, compared with $16,536.5 million at October 30, 2016 and $17,515.8 million at January 31, 2016. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at January 29, 2017, compared with 8.0 to 1 at October 30, 2016 and 7.8 to 1 at January 31, 2016.

Stockholder’s equity was $3,516.4 million at January 29, 2017, compared with $3,585.7 million at October 30, 2016 and $3,637.0 million at January 31, 2016. The decrease in the first three months of 2017 was primarily due to dividend payments of $140.0 million and a change in the cumulative translation adjustment of $5.7 million, partially offset by net income attributable to the Company of $74.2 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,031.7 million at January 29, 2017, $5,949.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the credit lines at January 29, 2017 were a 364-day credit facility agreement of $1,200.0 million, and long-term credit facility agreements of $2,900.0 million expiring in April 2020 and $2,900.0 million expiring in April 2021. In February 2017, the Company revised its credit facility agreements, which increased the 364-day credit line amount to $1,750.0 million, and decreased the long-term credit line amounts and extended the agreements with $2,500.0 million expiring in April 2021 and $2,500.0 million expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long‑Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Negative
Standard & Poor’s	A	A-1	Stable

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $140.0 million and $200.0 million in the first three months of 2017 and 2016, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On February 23, 2017, Capital Corporation declared a $100.0 million dividend to be paid to JDFS on March 15, 2017.  JDFS, in turn, declared a $100.0 million dividend to Deere & Company, also payable on March 15, 2017.

In February 2017, the Company entered into a retail note securitization transaction, which will result in $759 million of secured borrowings. The transaction is expected to settle on March 2, 2017.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 29, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 24, 2017	By:	/s/ Rajesh Kalathur
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

10.1

2021 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017

10.2

2022 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

*     Incorporated by reference. Copies of these exhibits are available from the Company upon request.