Form 10-Q
period 2017-07-30
DEERE JOHN CAPITAL CORP
filed 2017-08-31
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

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

Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐No ☒

At July 30, 2017, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Index to Exhibits: Page 41

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Revenues
Finance income earned on retail notes	$173.1	$171.8	$514.1	$521.4
Revolving charge account income	80.5	73.0	210.9	184.7
Finance income earned on wholesale receivables	95.9	94.0	268.2	271.2
Lease revenues	208.8	189.6	604.2	544.0
Other income – net	13.5	10.2	40.7	31.4
Total revenues	571.8	538.6	1,638.1	1,552.7
Expenses
Interest expense	130.1	109.8	372.3	305.0
Operating expenses:
Administrative and operating expenses	87.6	102.1	325.5	347.0
Fees paid to John Deere	20.1	10.3	52.9	35.6
Provision for credit losses	31.0	29.8	59.3	57.4
Depreciation of equipment on operating leases	165.3	145.2	482.2	409.7
Total operating expenses	304.0	287.4	919.9	849.7
Total expenses	434.1	397.2	1,292.2	1,154.7
Income of consolidated group before income taxes	137.7	141.4	345.9	398.0
Provision for income taxes	49.7	51.2	119.9	139.4
Income of consolidated group	88.0	90.2	226.0	258.6
Equity in income of unconsolidated affiliate	.3	.2	1.1	1.2
Net income	88.3	90.4	227.1	259.8
Less: Net income (loss) attributable to noncontrolling interests			.1	(.1)
Net income attributable to the Company	$88.3	$90.4	$227.0	$259.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016

Net income	$88.3	$90.4	$227.1	$259.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	29.9	(22.3)	31.5	(15.3)
Unrealized gain (loss) on derivatives	(.4)		1.6	1.0
Other comprehensive income (loss), net of income taxes	29.5	(22.3)	33.1	(14.3)

Comprehensive income of consolidated group	117.8	68.1	260.2	245.5
Less: Comprehensive income (loss) attributable to noncontrolling interests			.1	(.1)
Comprehensive income attributable to the Company	$117.8	$68.1	$260.1	$245.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	July 30	October 30	July 31
	2017	2016	2016
Assets
Cash and cash equivalents	$1,100.2	$1,089.6	$1,083.7
Receivables:
Retail notes	11,950.9	12,327.0	11,530.2
Retail notes securitized	4,935.5	5,141.2	5,961.4
Revolving charge accounts	3,391.0	3,078.5	2,937.3
Wholesale receivables	7,634.2	6,562.5	7,866.9
Financing leases	668.8	605.3	577.6
Total receivables	28,580.4	27,714.5	28,873.4
Allowance for credit losses	(114.3)	(111.7)	(113.3)
Total receivables – net	28,466.1	27,602.8	28,760.1
Other receivables	100.3	74.6	65.8
Receivables from John Deere	112.7	252.0	407.3
Equipment on operating leases – net	4,462.8	4,396.2	4,167.7
Notes receivable from John Deere	130.2
Investment in unconsolidated affiliate	13.8	11.9	11.6
Deferred income taxes	28.1	28.1	25.6
Other assets	558.6	574.1	619.4
Total Assets	$34,972.8	$34,029.3	$35,141.2

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,760.7	$386.4	$798.2
Securitization borrowings	4,780.9	4,997.8	5,722.6
John Deere	2,091.4	2,270.3	1,679.1
Current maturities of long-term borrowings	4,272.7	4,509.3	4,763.9
Total short-term borrowings	12,905.7	12,163.8	12,963.8
Other payables to John Deere	79.8	24.0	19.3
Accounts payable and accrued expenses	755.3	799.6	707.0
Deposits withheld from dealers and merchants	177.2	205.9	203.9
Deferred income taxes	769.2	713.8	673.9
Long-term borrowings	16,679.7	16,536.5	16,913.0
Total liabilities	31,366.9	30,443.6	31,480.9
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,173.3	2,186.3	2,254.6
Accumulated other comprehensive income (loss)	(50.7)	(83.8)	(77.4)
Total Company stockholder’s equity	3,605.4	3,585.3	3,660.0
Noncontrolling interests	.5	.4	.3
Total stockholder’s equity	3,605.9	3,585.7	3,660.3
Total Liabilities and Stockholder’s Equity	$34,972.8	$34,029.3	$35,141.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Nine Months Ended July 30, 2017 and July 31, 2016

(Unaudited)

(in millions)

	2017	2016
Cash Flows from Operating Activities:
Net income	$227.1	$259.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	59.3	57.4
Provision for depreciation and amortization	498.6	417.9
Provision for deferred income taxes	54.5	241.5
Impairment charges		49.7
Undistributed earnings of unconsolidated affiliate	(1.0)	(1.0)
Change in accounts payable and accrued expenses	34.5	4.5
Change in accrued income taxes payable/receivable	9.0	(2.6)
Other	150.7	92.8
Net cash provided by operating activities	1,032.7	1,120.0

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(10,885.4)	(10,185.9)
Collections of receivables (excluding wholesale)	10,932.7	10,987.0
Increase in wholesale receivables – net	(955.1)	(695.4)
Cost of equipment on operating leases acquired	(1,511.0)	(1,894.5)
Proceeds from sales of equipment on operating leases	816.2	651.8
Cost of receivables with John Deere	(131.0)
Change in restricted cash	28.0	(5.5)
Other	(40.1)	35.4
Net cash used for investing activities	(1,745.7)	(1,107.1)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	1,372.2	(1,568.2)
Increase (decrease) in securitization borrowings – net	(215.8)	1,138.7
Increase (decrease) in payable to John Deere – net	(203.7)	567.1
Proceeds from issuance of long-term borrowings	3,532.1	3,326.2
Payments of long-term borrowings	(3,506.5)	(3,201.2)
Dividends paid	(240.0)	(335.0)
Debt issuance costs	(18.4)	(23.2)
Net cash provided by (used for) financing activities	719.9	(95.6)

Effect of exchange rate changes on cash and cash equivalents	3.7	2.7
Net increase (decrease) in cash and cash equivalents	10.6	(80.0)
Cash and cash equivalents at beginning of period	1,089.6	1,163.7
Cash and cash equivalents at end of period	$1,100.2	$1,083.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Nine Months Ended July 31, 2016 and July 30, 2017

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 1, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4
Net income (loss)	259.8		259.9		(.1)
Other comprehensive loss	(14.3)			(14.3)
Dividends declared	(335.0)		(335.0)
Balance July 31, 2016	$3,660.3	$1,482.8	$2,254.6	$(77.4)	$.3

Balance October 30, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4
Net income	227.1		227.0		.1
Other comprehensive income	33.1			33.1
Dividends declared	(240.0)		(240.0)
Balance July 30, 2017	$3,605.9	$1,482.8	$2,173.3	$(50.7)	$.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)    The interim consolidated financial statements of John Deere Capital Corporation (Capital Corporation) and its subsidiaries (collectively called the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10‑K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2017 and 2016 were July 30, 2017 and July 31, 2016, respectively. Both periods contained 13 weeks.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes and continues to service a small portfolio of other retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

(2)  New accounting standards adopted are as follows:

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends Accounting Standards Codification (ASC) 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $38.5 million and $41.8 million at October 30, 2016 and July 31, 2016, respectively, were reclassified from other assets to borrowings in the consolidated balance sheet.

In the third quarter of 2017, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company also adopted the following standards during 2017, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standard Update		Effective Date
2014-12

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation–Stock Compensation

October 31, 2016
2015-05	Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles–Goodwill and Other–Internal-Use Software	October 31, 2016
2015-15	Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest–Imputation of Interest	October 31, 2016

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal year 2020, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance November 1, 2015	$(60.4)	$(2.7)	$(63.1)
Other comprehensive income (loss) items before reclassification	(15.3)	(1.8)	(17.1)
Amounts reclassified from accumulated other comprehensive income		2.8	2.8
Net current period other comprehensive income (loss)	(15.3)	1.0	(14.3)
Balance July 31, 2016	$(75.7)	$(1.7)	$(77.4)

Balance October 30, 2016	$(84.1)	$.3	$(83.8)
Other comprehensive income (loss) items before reclassification	31.5	1.1	32.6
Amounts reclassified from accumulated other comprehensive income		.5	.5
Net current period other comprehensive income (loss)	31.5	1.6	33.1
Balance July 30, 2017	$(52.6)	$1.9	$(50.7)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$29.9		$29.9
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.9)	$.3	(.6)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.3	(.1)	.2
Net unrealized gain (loss) on derivatives	(.6)	.2	(.4)
Total other comprehensive income (loss)	$29.3	$.2	$29.5

Nine Months Ended July 30, 2017
Cumulative translation adjustment	$31.5		$31.5
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1.6	$(.5)	1.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.9	(.4)	.5
Net unrealized gain (loss) on derivatives	2.5	(.9)	1.6
Total other comprehensive income (loss)	$34.0	$(.9)	$33.1

Three Months Ended July 31, 2016
Cumulative translation adjustment	$(22.3)		$(22.3)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.1)	$.4	(.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.4)	.7
Net unrealized gain (loss) on derivatives
Total other comprehensive income (loss)	$(22.3)		$(22.3)

Nine Months Ended July 31, 2016
Cumulative translation adjustment	$(15.3)		$(15.3)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2.8)	$1.0	(1.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4.3	(1.5)	2.8
Net unrealized gain (loss) on derivatives	1.5	(.5)	1.0
Total other comprehensive income (loss)	$(13.8)	$(.5)	$(14.3)

(4)    Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed, or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed, or the account should be designated for litigation and the estimated uncollectible amount written off to the allowance for credit losses. Generally, when a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed, or the account is designated for litigation and the estimated uncollectible amount, after charging the dealer's withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	July 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$96.8	$43.5	$49.5	$189.8
Construction and forestry	90.0	41.4	39.7	171.1
Revolving charge accounts:
Agriculture and turf	15.4	4.5	4.7	24.6
Construction and forestry	2.2	1.0	.5	3.7
Wholesale receivables:
Agriculture and turf	5.7	1.9	4.8	12.4
Construction and forestry	.3		1.4	1.7
Financing leases:
Agriculture and turf	15.3	7.9	2.2	25.4
Construction and forestry	.9	1.8	.1	2.8
Total Receivables	$226.6	$102.0	$102.9	$431.5

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$189.8	$90.8	$14,080.2	$14,360.8
Construction and forestry	171.1	27.4	2,327.1	2,525.6
Revolving charge accounts:
Agriculture and turf	24.6	3.0	3,274.9	3,302.5
Construction and forestry	3.7		84.8	88.5
Wholesale receivables:
Agriculture and turf	12.4	4.6	6,335.9	6,352.9
Construction and forestry	1.7		1,279.6	1,281.3
Financing leases:
Agriculture and turf	25.4	5.5	493.1	524.0
Construction and forestry	2.8	2.0	140.0	144.8
Total Receivables	$431.5	$133.3	$28,015.6	$28,580.4

	October 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.3	$51.0	$59.6	$216.9
Construction and forestry	73.6	32.4	25.1	131.1
Revolving charge accounts:
Agriculture and turf	12.9	3.5	2.1	18.5
Construction and forestry	2.4	.7	.4	3.5
Wholesale receivables:
Agriculture and turf	5.5	1.3	1.5	8.3
Construction and forestry			1.4	1.4
Financing leases:
Agriculture and turf	8.8	4.6	3.6	17.0
Construction and forestry	2.8	1.6	.2	4.6
Total Receivables	$212.3	$95.1	$93.9	$401.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$216.9	$90.2	$14,658.7	$14,965.8
Construction and forestry	131.1	23.7	2,347.6	2,502.4
Revolving charge accounts:
Agriculture and turf	18.5	1.3	2,979.2	2,999.0
Construction and forestry	3.5		76.0	79.5
Wholesale receivables:
Agriculture and turf	8.3	.3	5,530.7	5,539.3
Construction and forestry	1.4		1,021.8	1,023.2
Financing leases:
Agriculture and turf	17.0	6.1	409.0	432.1
Construction and forestry	4.6	2.6	166.0	173.2
Total Receivables	$401.3	$124.2	$27,189.0	$27,714.5

	July 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$114.9	$54.1	$71.4	$240.4
Construction and forestry	71.8	36.0	26.0	133.8
Revolving charge accounts:
Agriculture and turf	14.5	3.4	6.3	24.2
Construction and forestry	2.3	1.0	.4	3.7
Wholesale receivables:
Agriculture and turf	7.9	3.0	.7	11.6
Construction and forestry	.1	.1	3.1	3.3
Financing leases:
Agriculture and turf	9.0	3.0	3.1	15.1
Construction and forestry	2.7	.4	.4	3.5
Total Receivables	$223.2	$101.0	$111.4	$435.6

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$240.4	$77.6	$14,684.0	$15,002.0
Construction and forestry	133.8	21.9	2,333.9	2,489.6
Revolving charge accounts:
Agriculture and turf	24.2	.9	2,833.6	2,858.7
Construction and forestry	3.7		74.9	78.6
Wholesale receivables:
Agriculture and turf	11.6	10.4	6,777.9	6,799.9
Construction and forestry	3.3		1,063.7	1,067.0
Financing leases:
Agriculture and turf	15.1	6.8	376.6	398.5
Construction and forestry	3.5	2.6	173.0	179.1
Total Receivables	$435.6	$120.2	$28,317.6	$28,873.4

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	July 30, 2017
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.0	$42.4	$7.0	$8.6	$113.0
Provision for credit losses	10.9	18.4	.5	1.2	31.0
Write-offs	(9.6)	(26.2)	(.1)	(1.3)	(37.2)
Recoveries	1.8	5.1		.1	7.0
Translation adjustments	.2		.2	.1	.5
End of period balance	$58.3	$39.7	$7.6	$8.7	$114.3

	Nine Months Ended
	July 30, 2017
Allowance:
Beginning of period balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision for credit losses	24.0	31.2	.5	3.6	59.3
Write-offs	(27.7)	(46.5)	(.2)	(3.8)	(78.2)
Recoveries	5.5	15.2		.3	21.0
Translation adjustments	.2	.1	.1	.1	.5
End of period balance	$58.3	$39.7	$7.6	$8.7	$114.3
Balance individually evaluated *	$3.5		$.2	$.1	$3.8

Receivables:
End of period balance	$16,886.4	$3,391.0	$7,634.2	$668.8	$28,580.4
Balance individually evaluated *	$76.0	$.8	$15.8	$.5	$93.1

*    Remainder is collectively evaluated.

	Three Months Ended
	July 31, 2016
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.5	$39.7	$8.4	$8.8	$112.4
Provision for credit losses	7.2	22.0	.1	.5	29.8
Write-offs	(7.2)	(27.4)	(.1)	(.8)	(35.5)
Recoveries	1.4	5.4	.1	.1	7.0
Translation adjustments	(.2)		(.1)	(.1)	(.4)
End of period balance	$56.7	$39.7	$8.4	$8.5	$113.3

	Nine Months Ended
	July 31, 2016
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	21.5	34.0	.2	1.7	57.4
Write-offs	(22.3)	(48.4)	(.1)	(1.9)	(72.7)
Recoveries	4.4	14.4	.1	.3	19.2
Translation adjustments	(.2)		.1	(.3)	(0.4)
End of period balance	$56.7	$39.7	$8.4	$8.5	$113.3
Balance individually evaluated *	$2.9		$1.3		$4.2

Receivables:
End of period balance	$17,491.6	$2,937.3	$7,866.9	$577.6	$28,873.4
Balance individually evaluated *	$39.9	$2.3	$13.0	$.9	$56.1

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 30, 2017 *
Receivables with specific allowance:
Retail notes	$20.5	$19.5	$3.5	$23.2
Wholesale receivables	4.7	4.7	.2	4.7
Financing leases	.5	.4	.1	.5
Total with specific allowance	25.7	24.6	3.8	28.4

Receivables without specific allowance:
Retail notes	11.6	11.4		13.7
Wholesale receivables	4.6	4.6		.7
Total without specific allowance	16.2	16.0		14.4
Total	$41.9	$40.6	$3.8	$42.8

Agriculture and turf	$35.3	$34.2	$3.3	$35.7
Construction and forestry	6.6	6.4	.5	7.1
Total	$41.9	$40.6	$3.8	$42.8

October 30, 2016 *
Receivables with specific allowance:
Retail notes	$10.2	$9.9	$2.3	$10.6
Wholesale receivables	.3	.3	.2	1.5
Financing leases	.4	.3	.1	.4
Total with specific allowance	10.9	10.5	2.6	12.5

Receivables without specific allowance:
Retail notes	9.5	9.4		10.6
Wholesale receivables	.2	.2		.3
Total without specific allowance	9.7	9.6		10.9
Total	$20.6	$20.1	$2.6	$23.4

Agriculture and turf	$11.9	$11.6	$1.9	$10.2
Construction and forestry	8.7	8.5	.7	13.2
Total	$20.6	$20.1	$2.6	$23.4

July 31, 2016 *
Receivables with specific allowance:
Retail notes	$13.0	$12.3	$2.9	$13.2
Wholesale receivables	10.4	10.4	1.3	11.0
Total with specific allowance	23.4	22.7	4.2	24.2

Receivables without specific allowance:
Retail notes	6.5	6.4		7.8
Wholesale receivables	.3	.3		.5
Total without specific allowance	6.8	6.7		8.3
Total	$30.2	$29.4	$4.2	$32.5

Agriculture and turf	$24.5	$23.8	$3.8	$26.4
Construction and forestry	5.7	5.6	.4	6.1
Total	$30.2	$29.4	$4.2	$32.5

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2017, the Company identified 290 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $7.7 million pre‑modification and $6.5 million post‑modification. During the first nine months of 2016, there were 65 Receivable contracts, primarily retail notes, with aggregate balances of $2.1 million pre‑modification and $1.5 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 30, 2017, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,139.5 million, $2,717.6 million, and $3,210.5 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $3,017.7 million, $2,655.1 million, and $3,093.1 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to these securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $557.3 million, $663.6 million, and $753.4 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) were $517.3 million, $616.5 million, and $692.0 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,345.6 million, $1,861.0 million, and $2,112.7 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,249.1 million, $1,728.8 million, and $1,940.2 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

July 30
2017
Carrying value of liabilities	$1,249.1
Maximum exposure to loss	1,345.6

The total assets of unconsolidated VIEs related to securitizations were approximately $43.0 billion at July 30, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Retail notes securitized	$4,935.5	$5,141.2	$5,961.4
Allowance for credit losses	(12.6)	(14.7)	(14.0)
Other assets	119.5	115.7	129.2
Total restricted securitized assets	$5,042.4	$5,242.2	$6,076.6

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Securitization borrowings	$4,780.9	$4,997.8	$5,722.6
Accrued interest on borrowings	3.2	2.6	2.7
Total liabilities related to restricted securitized assets	$4,784.1	$5,000.4	$5,725.3

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 30, 2017, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Notes receivable from John Deere:

The Company makes loans to affiliated companies.  The Company receives interest from John Deere at competitive market interest rates. The lending agreements range in maturity from 2 months to 4 years. Interest earned from John Deere was $.7 million in the third quarter and first nine months of 2017 and none for the same periods in 2016.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Limited Liability Company John Deere Financial	$67.8
Banco John Deere S.A.	62.4
Total notes receivable from John Deere	$130.2

(7)  Commitments and contingencies:

At July 30, 2017, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $634.5 million of commercial paper and a fair value liability of $22.9 million for derivatives, prior to considering applicable netting provisions, with a notional amount of $2,016.4 million that were guaranteed by Capital Corporation.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,792.7 million at July 30, 2017. The weighted average interest rate on the debt at July 30, 2017 was 2.1 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.3 billion at July 30, 2017. The amount of unused commitments to extend credit to customers was $26.2 billion at July 30, 2017. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At July 30, 2017, Capital Corporation had $67.2 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At July 30, 2017, the Company had restricted other assets of approximately $16.1 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on its consolidated financial statements.

(8)    The Company’s unrecognized tax benefits at July 30, 2017 were $34.0 million, compared to $36.5 million at October 30, 2016. The liability at July 30, 2017 consisted of approximately $17.5 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first nine months of 2017 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses various methods including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	July 30, 2017		October 30, 2016		July 31, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$23,543.2	$23,458.2	$22,476.3	$22,429.5	$22,812.7	$22,778.8
Retail notes securitized – net	4,922.9	4,891.7	5,126.5	5,114.2	5,947.4	5,939.1
Securitization borrowings	4,780.9	4,786.4	4,997.8	5,004.9	5,722.6	5,733.3
Current maturities of long-term borrowings	4,272.7	4,296.2	4,509.3	4,530.0	4,763.9	4,781.6
Long-term borrowings	16,679.7	16,910.6	16,536.5	16,724.5	16,913.0	17,178.6

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Receivables from John Deere
Derivatives:
Interest rate contracts	$108.8	$241.8	$395.5
Cross-currency interest rate contracts	3.9	10.2	11.8
Other assets
Derivatives:
Interest rate contracts	14.0	35.3	72.0
Foreign exchange contracts	2.0	13.8	8.7
Total assets *	$128.7	$301.1	$488.0

Other payables to John Deere
Derivatives:
Interest rate contracts	$76.0	$24.0	$19.3
Cross-currency interest rate contracts	3.8
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts			18.4
Foreign exchange contracts	35.1	4.3	5.3
Total liabilities	$114.9	$28.3	$43.0

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value			Losses *
				Three Months Ended		Nine Months Ended
	July 30	October 30	July 31	July 30	July 31	July 30	July 31
	2017	2016	2016	2017	2016	2017	2016
Equipment on operating leases – net		$654.4					$29.6
Other assets		184.0					20.1
Total		$838.4					$49.7

*    See Receivables with specific allowances in Note 4.  Losses were not significant.

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps, and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 30, 2017, October 30, 2016 and, July 31, 2016 were $1,700.0 million, $1,600.0 million, and $1,850.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at July 30, 2017 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $.2 million after-tax. These contracts mature in up to 31 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 30, 2017, October 30, 2016, and July 31, 2016 were $7,118.1 million, $8,283.7 million, and $8,981.3 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were gains of $1.1 million and $2.5 million during the third quarter of 2017 and 2016, respectively, and gains of $3.2 million and $1.3 million during the first nine months of 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Interest rate contracts *	$9.9	$79.7	$(188.0)	$148.0
Borrowings **	(8.8)	(77.2)	191.2	(146.7)

*    Includes changes in fair value of interest rate contracts excluding net accrued interest income of $15.4 million and $35.0 million during the third quarter of 2017 and 2016, respectively, and $61.6 million and $110.8 million during the first nine months of 2017 and 2016, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $52.5 million and $72.2 million during the third quarter of 2017 and 2016, respectively, and $171.9 million and $207.5 million during the first nine months of 2017 and 2016, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at July 30, 2017, October 30, 2016, and July 31, 2016 were $2,219.5 million, $2,101.2 million, and $2,448.3 million, the foreign exchange contracts were $1,614.9 million, $1,263.6 million, and $1,325.7 million, and the cross-currency interest rate contracts were $79.7 million, $63.4 million, and $63.7 million, respectively. At July 30, 2017, October 30, 2016, and July 31, 2016 there were also $1,790.6 million, $2,430.3 million, and $2,667.1 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$89.9	$226.0	$362.9

Not designated as hedging instruments:
Interest rate contracts	18.9	15.8	32.6
Cross-currency interest rate contracts	3.9	10.2	11.8
Total not designated	22.8	26.0	44.4

Other Assets
Designated as hedging instruments:
Interest rate contracts	12.7	34.7	71.4

Not designated as hedging instruments:
Interest rate contracts	1.3	.6	.6
Foreign exchange contracts	2.0	13.8	8.7
Total not designated	3.3	14.4	9.3

Total derivative assets	$128.7	$301.1	$488.0

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$58.8	$10.2	$4.3

Not designated as hedging instruments:
Interest rate contracts	17.2	13.8	15.0
Cross-currency interest rate contracts	3.8
Total not designated	21.0	13.8	15.0

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Interest rate contracts			18.4
Foreign exchange contracts	35.1	4.3	5.3
Total not designated	35.1	4.3	23.7

Total derivative liabilities	$114.9	$28.3	$43.0

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended		Nine Months Ended
	Expense or OCI	July 30	July 31	July 30	July 31
	Classification	2017	2016	2017	2016
Fair Value Hedges:
Interest rate contracts	Interest expense	$25.3	$114.7	$(126.4)	$258.8

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	(.9)	(1.1)	1.6	(2.8)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	(.3)	(1.1)	(.9)	(4.3)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest expense *	$.5	$(2.7)	$(1.1)	$(3.3)
Foreign exchange contracts	Administrative and operating expenses *	(98.6)	52.3	(125.4)	35.2
Total not designated		$(98.1)	$49.6	$(126.5)	$31.9

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amounts were not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended July 30, 2017 and July 31, 2016 were gains of $20.0 million and $115.9 million, respectively. The amount the Company recognized on these affiliate party transactions for the nine months ended July 30, 2017 and July 31, 2016 was a loss of $133.2 million and a gain of $257.1 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At July 30, 2017, October 30, 2016, and July 31, 2016, there were no aggregate liability positions for derivatives with credit risk related contingent features. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty, the credit default swap spread of the counterparty, and other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default or termination.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $41.3 million, $1.9 million, and $.5 million as of July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

July 30, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$16.0	$(.8)		$15.2
John Deere	112.7	(79.8)		32.9
Liabilities
External	35.1	(.8)		34.3
John Deere	79.8	(79.8)

October 30, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$49.1	$(1.1)		$48.0
John Deere	252.0	(24.0)		228.0
Liabilities
External	4.3	(1.1)		3.2
John Deere	24.0	(24.0)

July 31, 2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$80.7	$(19.8)		$60.9
John Deere	407.3	(19.3)		388.0
Liabilities
External	23.7	(19.8)		3.9
John Deere	19.3	(19.3)

(11)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.5 million for the third quarter and $4.2 million for the first nine months of 2017, compared with $1.2 million and $4.4 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.4 million for the third quarter and $2.2 million for the first nine months of 2017, compared with $.6 million and $1.8 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 30, 2017.

(12)   During the fourth quarter of 2016, the Company announced a voluntary employee-separation program as part of its effort to reduce operating costs. The program provides for cash payments based on previous years of service. The expense is recorded in the period the employees accept the separation offer. The program’s total pretax expenses are approximately $8.4 million, of which $.2 million was recorded in the fourth quarter of 2016, $6.9 million was recorded in the first quarter of 2017, $.8 million was recorded in the second quarter of 2017, and $.5 million was recorded in the third quarter of 2017. The payment for the program was substantially made in the first quarter of 2017. The 2017 expense was recorded in administrative and operating expenses.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 5 percent for 2017. Industry sales in the European Union (EU)28 nations are forecast to be about the same to down approximately 5 percent. South American industry sales of tractors and combines are projected to increase about 20 percent.  Asian sales are projected to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017. John Deere’s agriculture and turf segment sales increased 13 percent in the third quarter and are forecast to increase about 9 percent for fiscal year 2017. Construction equipment markets reflect moderate economic growth worldwide. In forestry, global industry sales are expected to decrease about 5 to 10 percent for 2017. John Deere’s construction and forestry segment sales increased 29 percent in the third quarter and are forecast to increase about 15 percent in 2017.

Net income attributable to the Company in fiscal year 2017 is expected to be approximately $327 million, compared to $342 million in fiscal year 2016. The forecast decrease from 2016 reflects less favorable financing spreads, higher selling, administrative and general expenses, and a lower average portfolio, partially offset by lower losses on lease residual values.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

John Deere reported strong results in the third quarter as market conditions improved throughout the world. John Deere experienced higher overall product demand with farm machinery sales in South America experiencing strong gains and construction equipment sales increasing sharply.  The results are assisted by an advanced product portfolio, the continuing impact of a more flexible cost structure, and a more efficient asset base. John Deere intends to continue to provide more value to their global customers by meeting their increasing need for advanced machinery and services.

2017 Compared with 2016

Net income attributable to the Company was $88.3 million in the third quarter of 2017 and $227.0 million for the first nine months of 2017, compared with $90.4 million and $259.9 million for the same periods last year. The decline for both periods was primarily due to less favorable financing spreads, higher selling, administrative and general expenses, and a lower average portfolio, partially offset by lower losses on lease residual values.

Revenues totaled $571.8 million in the third quarter and $1,638.1 million for the first nine months of 2017, compared with $538.6 million and $1,552.7 million for the same periods last year. Finance income earned on retail notes totaled $514.1 million for the first nine months of 2017, compared with $521.4 million for the same period in 2016. The decrease was primarily due to a decline in the average balance of retail notes, partially offset by higher average financing rates. Revenues earned on revolving charge accounts amounted to $210.9 million for the first nine months of 2017, compared with $184.7 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $268.2 million for the first nine months of 2017, compared with $271.2 million for the same period in 2016. The decrease was primarily due to a decline in the average balance of wholesale receivables, partially offset by higher average financing rates. Lease revenues totaled $604.2 million for the first nine months of 2017, compared with $544.0 million in the first nine months of 2016. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $139.0 million in the third quarter and $380.9 million for the first nine months of 2017, compared with $125.9 million and $352.7 million for the same periods last year. The quarter and year-to-date increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $130.1 million in the third quarter and $372.3 million for the first nine months of 2017, compared with $109.8 million and $305.0 million for the same periods in 2016. The increases were primarily due to higher average borrowing rates, partially offset by lower average borrowings.

Administrative and operating expenses were $87.6 million in the third quarter and $325.5 million for the first nine months of 2017, compared with $102.1 million and $347.0 million for the same periods in 2016. The decrease for the quarter was primarily due to lower losses on lease residual values, partially offset by increased incentive compensation expenses.  The year-to-date decrease was primarily due to lower losses on lease residual values, partially offset by voluntary employee-separation program expenses and increased incentive compensation expenses.

During the third quarter and first nine months of 2017, the provision for credit losses totaled $31.0 million and $59.3 million, respectively, compared with $29.8 million and $57.4 million for the same periods in 2016. The increases were primarily due to higher net write‑offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .45 percent in the third quarter and .29 percent for the first nine months of 2017, compared with .41 percent and .27 percent for the same periods in 2016. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $165.3 million in the third quarter and $482.2 million for the first nine months of 2017, compared with $145.2 million and $409.7 million for the same periods in 2016. The increase was primarily the result of higher average balances of equipment on operating leases and updated depreciation estimates.

Provision for income taxes was $49.7 million in the third quarter and $119.9 million for the first nine months of 2017, compared with $51.2 million and $139.4 million for the same periods in 2016. The decrease was primarily due to lower pretax income.

The Company’s ratio of earnings to fixed charges was 2.05 to 1 for the third quarter of 2017, compared with 2.27 to 1 for the third quarter of 2016. The Company’s ratio of earnings to fixed charges was 1.92 to 1 for the first nine months of 2017, compared with 2.29 to 1 for the first nine months of 2016. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	July 30	July 31
	2017	2016	$ Change	% Change
Retail notes:
Agriculture and turf	$1,640.5	$1,601.3	$39.2	2%
Construction and forestry	341.2	315.2	26.0	8
Total retail notes	1,981.7	1,916.5	65.2	3
Revolving charge accounts	1,445.5	1,398.8	46.7	3
Financing leases	140.1	122.4	17.7	14
Equipment on operating leases	487.6	553.8	(66.2)	(12)
Total Receivables and Leases (excluding wholesale)	$4,054.9	$3,991.5	$63.4	2%

	Nine Months Ended
	July 30	July 31
	2017	2016	$ Change	% Change
Retail notes:
Agriculture and turf	$4,639.1	$4,510.9	$128.2	3%
Construction and forestry	1,045.9	994.4	51.5	5
Total retail notes	5,685.0	5,505.3	179.7	3
Revolving charge accounts	4,829.3	4,424.2	405.1	9
Financing leases	299.2	241.5	57.7	24
Equipment on operating leases	1,463.1	1,821.3	(358.2)	(20)
Total Receivables and Leases (excluding wholesale)	$12,276.6	$11,992.3	$284.3	2%

Retail note volumes increased in the third quarter and first nine months of 2017, compared to last year, primarily due to increased market share. Revolving charge account volumes increased in the third quarter and first nine months of 2017, compared to last year, primarily as a result of incentive programs offered. Equipment on operating lease volumes decreased during the third quarter and first nine months of 2017, compared to last year, primarily due to decreased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	July 30	October 30	July 31
	2017	2016	2016
Retail notes:
Agriculture and turf	$14,360.8	$14,965.8	$15,002.0
Construction and forestry	2,525.6	2,502.4	2,489.6
Total retail notes	16,886.4	17,468.2	17,491.6
Revolving charge accounts	3,391.0	3,078.5	2,937.3
Wholesale receivables	7,634.2	6,562.5	7,866.9
Financing leases	668.8	605.3	577.6
Equipment on operating leases	4,462.8	4,396.2	4,167.7
Total Receivables and Leases	$33,043.2	$32,110.7	$33,041.1

Total Receivable amounts 30 days or more past due and still accruing finance income were $431.5 million, $401.3 million, and $435.6 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. These past due amounts represented 1.51 percent, 1.45 percent, and 1.51 percent of the Receivables financed at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $133.3 million, $124.2 million, and $120.2 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .47 percent, .45 percent, and .42 percent at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended		Three Months Ended
	July 30, 2017		July 31, 2016
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.6)	(.07)%	$(1.9)	(.04)%
Construction and forestry	(7.0)	(1.12)	(5.3)	(.86)
Total retail notes	(9.6)	(.23)	(7.2)	(.16)
Revolving charge accounts	(26.2)	(3.25)	(27.4)	(3.94)
Wholesale receivables	(.1)	(.01)	(.1)	(.01)
Financing leases	(1.3)	(.81)	(.8)	(.57)
Total write-offs	(37.2)	(.53)	(35.5)	(.49)
Recoveries:
Retail notes:
Agriculture and turf	1.6	.05	.9	.02
Construction and forestry	.2	.03	.5	.07
Total retail notes	1.8	.04	1.4	.03
Revolving charge accounts	5.1	.63	5.4	.77
Wholesale receivables			.1	.01
Financing leases	.1	.06	.1	.07
Total recoveries	7.0	.10	7.0	.09
Total net write-offs	$(30.2)	(.43)%	$(28.5)	(.40)%

	Nine Months Ended		Nine Months Ended
	July 30, 2017		July 31, 2016
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(11.2)	(.10)%	$(6.9)	(.06)%
Construction and forestry	(16.5)	(.88)	(15.4)	(.83)
Total retail notes	(27.7)	(.22)	(22.3)	(.16)
Revolving charge accounts	(46.5)	(2.19)	(48.4)	(2.66)
Wholesale receivables	(.2)	(.01)	(.1)
Financing leases	(3.8)	(.85)	(1.9)	(.47)
Total write-offs	(78.2)	(.38)	(72.7)	(.34)
Recoveries:
Retail notes:
Agriculture and turf	4.4	.04	3.0	.03
Construction and forestry	1.1	.06	1.4	.07
Total retail notes	5.5	.04	4.4	.03
Revolving charge accounts	15.2	.72	14.4	.79
Wholesale receivables			.1
Financing leases	.3	.07	.3	.08
Total recoveries	21.0	.10	19.2	.09
Total net write-offs	$(57.2)	(.28)%	$(53.5)	(.25)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $177.2 million at July 30, 2017, compared with $205.9 million at October 30, 2016 and $203.9 million at July 31, 2016.

The Company’s allowance for credit losses on all Receivables financed totaled $114.3 million at July 30, 2017, $111.7 million at October 30, 2016, and $113.3 million at July 31, 2016. The allowance for credit losses represented .40 percent of the total Receivables financed at July 30, 2017, .40 percent at October 30, 2016, and .39 percent at July 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and, results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. Security breaches and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

The potential withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial, and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations, and financial position.

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

During the first nine months of 2017, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,032.7 million in the first nine months of 2017. Net cash used for investing activities totaled $1,745.7 million in the first nine months of 2017, primarily due to an increase in wholesale receivables of $955.1 million, the cost of equipment on operating leases exceeding proceeds from sales of equipment on operating leases by $694.8 million and the cost of receivables with John Deere of $131.0 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables (excluding wholesale) by $47.3 million. Net cash provided by financing activities totaled $719.9 million in the first nine months of 2017, resulting primarily from a net increase in total external borrowings of $1,182.0 million, partially offset by dividends paid of $240.0 million and a decrease in payables to John Deere of $203.7 million. Cash and cash equivalents increased $10.6 million during the first nine months of 2017.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at July 30, 2017, October 30, 2016, and July 31, 2016 was $1,725.9 million, $327.9 million, and $749.9 million, respectively, while the total cash and cash equivalents position was $1,100.2 million, $1,089.6, million and $1,083.7 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $98.4 million, $85.0 million, and $80.7 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 30, 2017, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 30, 2017, $1,765.1 million of short-term securitization borrowings was outstanding under the agreement.

During the first nine months of 2017, the Company issued $3,532.1 million and retired $3,506.5 million of long-term borrowings, which were primarily medium-term notes. During the first nine months of 2017, the Company also issued $1,923.8 million and retired $2,139.6 million of retail note securitization borrowings and maintained an average commercial paper balance of $836.3 million. At July 30, 2017, the Company’s funding profile included $1,760.7 million of commercial paper and other notes payable, $4,780.9 million of securitization borrowings, $2,091.4 million of loans from John Deere, $20,952.4 million of unsecured term debt, and $3,605.9 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $29,585.4 million at July 30, 2017, compared with $28,700.3 million at October 30, 2016 and $29,876.8 million at July 31, 2016. Total short-term indebtedness amounted to $12,905.7 million at July 30, 2017, compared with $12,163.8 million at October 30, 2016 and $12,963.8 million at July 31, 2016. Total long-term indebtedness amounted to $16,679.7 million at July 30, 2017, compared with $16,536.5 million at October 30, 2016 and $16,913.0 million at July 31, 2016. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.2 to 1 at July 30, 2017, compared with 8.0 to 1 at October 30, 2016 and 8.2 to 1 at July 31, 2016.

Stockholder’s equity was $3,605.9 million at July 30, 2017, compared with $3,585.7 million at October 30, 2016 and $3,660.3 million at July 31, 2016. The decrease in the first nine months of 2017 was primarily due to dividend payments of $240.0 million, partially offset by net income attributable to the Company of $227.0 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $6,784.7 million at July 30, 2017, $3,560.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the credit lines at July 30, 2017 were a 364-day credit facility agreement of $1,750.0 million, and long-term credit facility agreements of $2,500.0 million expiring in April 2021 and $2,500.0 million expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $240.0 million and $335.0 million in the first nine months of 2017 and 2016, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On August 31, 2017, Capital Corporation declared a $45.0 million dividend to be paid to JDFS on September 12, 2017.  JDFS, in turn, declared a $45.0 million dividend to Deere & Company, also payable on September 12, 2017.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of July 30, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 31, 2017	By:	/s/ Rajesh Kalathur
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