Form 10-K
period 2017-10-29
DEERE JOHN CAPITAL CORP
filed 2017-12-18
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 29, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

At November 26, 2017, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the United States (U.S.), and in several countries in Africa, Asia, Europe, and Latin America.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At October 29, 2017, the Company had 1,616 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts – including large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; related harvesting front-end equipment; sugarcane loaders and pull‑behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling, and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters, and related attachments.

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes collectively referred to as the “Equipment Operations.” The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, China, India, Russia, and Thailand. The segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

Worldwide net income attributable to Deere & Company in 2017 was $2,159 million, or $6.68 per share diluted ($6.76 basic), compared with $1,524 million, or $4.81 per share diluted ($4.83 basic), in 2016.

John Deere’s net sales and revenues increased 12 percent to $29,738 million in 2017, compared with $26,644 million in 2016. Net sales of the Equipment Operations increased 11 percent in 2017 to $25,885 million from $23,387 million last year. Sales included price realization of 1 percent and a favorable currency translation effect of 1 percent. Net sales in the U.S. and Canada increased 5 percent for 2017. Outside the U.S. and Canada, net sales increased 20 percent for the year, with a favorable currency translation effect of 1 percent for 2017.

The agriculture and turf segment had net sales of $20,167 million in 2017, compared with $18,487 million in 2016. The construction and forestry segment had net sales of $5,718 million in 2017, compared with $4,900 million in 2016. The financial services segment had revenues of $2,935 million in 2017, compared with $2,694 million in 2016.

Outlook for John Deere

Deere & Company’s equipment sales are projected to increase by about 22 percent for fiscal year 2018 and by about 38 percent for the first quarter, compared with the same periods in 2017. For fiscal year 2018, net income attributable to Deere & Company is anticipated to be about $2.6 billion.

Agriculture and Turf.  Deere & Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 9 percent for fiscal year 2018, including a positive currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be up 5 to 10 percent for 2018, supported by higher demand for large equipment.

Full year 2018 industry sales in the European Union (EU)28 member nations are forecast to be up about 5 percent due to improving conditions in the dairy and livestock sectors. South American industry sales of tractors and combines are projected to be flat to up 5 percent as a result of continued positive conditions, particularly in Argentina. Asian sales are forecast to be flat with strength in India offsetting weakness in China.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about flat for 2018, with John Deere sales expected to outperform the industry.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are anticipated to be up about 69 percent for 2018, including a positive currency translation effect of about 1 percent. The Wirtgen acquisition is expected to add about 54 percent to the division’s sales for the year. The outlook reflects moderate economic growth worldwide, including higher housing starts in the U.S. and increased activity in the oil and gas sector. In forestry, global industry sales are expected to be flat to up 5 percent mainly as a result of improved lumber prices in North America.

Financial Services.  Net income for the financial services operations in fiscal year 2018, which includes the Company, is expected to increase about 8% to approximately $515 million. The outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses. Net income attributable to the Company for 2018, which does not include the financial services operations in Canada, Brazil, China, India, Russia, and Thailand or the insurance business related to extended equipment warranties, is projected to increase about 12% to approximately $368 million. The outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including, among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere, and the payment to John Deere for various expenses applicable to the Company’s operations. In addition, the Company and John Deere have joint access to certain lines of credit.

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, and other factors that influence demand for its products. The majority of the Company’s businesses are affected by changes in interest rates, demand for credit, and competition.

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

The basis on which John Deere acquires retail notes and wholesale receivables from the dealers is governed by agreements with the John Deere dealers, which may be terminated in accordance with their terms and applicable law. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees’ creditworthiness, the anticipated residual values of the equipment, and the intended uses of the equipment.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2017 and 2016, the Company’s ratios were 1.95 to 1 and 2.22 to 1, respectively, and never less than 1.79 to 1 and 2.01 to 1 for any fiscal quarter of 2017 and 2016, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At October 29, 2017 and October 30, 2016, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of Capital Corporation. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial multi-use, PowerPlan®, and John Deere Financial Revolving Plan throughout the U.S. Through its John Deere Financial multi-use product, the Thrift finances revolving charge accounts offered by more than 9,000 retailers to their customers for the purchase of goods and services. John Deere Financial multi‑use account holders purchase parts and service at equipment dealerships and farm inputs such as seed, crop protection products, fertilizer, and other supplies. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals, and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

The Company finances wholesale inventories of John Deere agriculture and turf and construction and forestry equipment. A large portion of the wholesale financing is provided by the Company to dealers from whom it also purchases agriculture and turf and construction and forestry retail notes. See Note 4 to the Consolidated Financial Statements under “Wholesale Receivables.”

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

In limited circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. Acceptance of these Receivables and Leases is dependent on having one or more risk mitigation enhancements that may include the pledge of additional collateral as security, the assignment of specific earnings to the Company, or the acceptance of accelerated payment schedules. Officers of the Company are responsible for establishing policies and reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company normally makes all of its own routine collections, settlements, and repossessions on Receivables and Leases.

John Deere retail notes and wholesale receivables are generally supported by perfected security interests in goods financed under laws such as the Uniform Commercial Code (UCC), certain federal statutes, and state motor vehicle laws in the U.S. and by security in goods or other security under applicable laws in other countries and jurisdictions. UCC financing statements are also prepared and filed on leases; however, these filings for operating leases are made for informational purposes only.

Finance Rates on Retail Notes

As of October 29, 2017 and October 30, 2016, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2017	2016	2017	2016
Retail notes:	56	55	40	37
New equipment:
Agriculture and turf	56	56	38	35
Construction and forestry	48	48	36	33
Used equipment:
Agriculture and turf	58	57	44	41
Construction and forestry	46	46	33	31
Financing leases	36	39	32	35
Equipment on operating leases	39	33	25	25

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 29, 2017 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2017	2016	2015	2014	2013
Retail notes:
Agriculture and turf	$5,140.2	$9,025.1	$257.5	$215.0	$5.1	$14,642.9	$14,965.8	$16,194.9	$17,205.5	$16,501.6
Construction and forestry	1,112.0	1,444.0	12.8	2.9		2,571.7	2,502.4	2,464.1	2,255.8	1,744.9
Total retail notes	$6,252.2	$10,469.1	$270.3	$217.9	$5.1	17,214.6	17,468.2	18,659.0	19,461.3	18,246.5
Revolving charge accounts						3,572.6	3,078.5	2,680.8	2,535.9	2,534.9
Wholesale receivables						6,894.3	6,562.5	7,185.5	7,919.1	7,464.7
Financing leases						714.2	605.3	567.1	589.6	555.3
Operating loans										31.9
Equipment on operating leases						4,718.3	4,396.2	3,609.8	2,590.3	1,872.1
Total Receivables and Leases						$33,114.0	$32,110.7	$32,702.2	$33,096.2	$30,705.4

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2017	2016	2015	2014	2013
U.S.	$28,863.4	$28,640.7	$29,335.7	$29,107.5	$26,725.5
Outside the U.S.	4,250.6	3,470.0	3,366.5	3,988.7	3,979.9
Total Receivables and Leases	$33,114.0	$32,110.7	$32,702.2	$33,096.2	$30,705.4

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2017	2016	2015	2014	2013
U.S.	$373.5	$376.2	$322.9	$230.5	$197.8
Outside the U.S.	28.5	25.1	23.2	35.7	35.4
Total	$402.0	$401.3	$346.1	$266.2	$233.2

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2017	2016	2015	2014	2013
U.S.	$85.2	$110.3	$60.3	$49.5	$40.4
Outside the U.S.	22.6	13.9	26.2	21.7	19.6
Total	$107.8	$124.2	$86.5	$71.2	$60.0

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2017	2016	2015	2014	2013

Allowance for credit losses, beginning of year	$111.7	$109.8	$112.4	$111.4	$114.0

Provision for credit losses	70.3	68.8	32.3	27.3	6.4

Write-offs:
Retail notes:
Agriculture and turf	(17.0)	(10.5)	(9.5)	(6.1)	(4.3)
Construction and forestry	(21.2)	(19.4)	(8.3)	(6.6)	(5.1)
Total retail notes	(38.2)	(29.9)	(17.8)	(12.7)	(9.4)
Revolving charge accounts	(52.2)	(54.3)	(36.2)	(24.6)	(19.8)
Wholesale receivables	(.2)	(4.1)	(.3)	(7.7)	(.3)
Financing leases	(5.7)	(3.0)	(1.6)	(.5)	(1.8)
Operating loans				(.2)	(.1)
Total write-offs	(96.3)	(91.3)	(55.9)	(45.7)	(31.4)

Recoveries:
Retail notes:
Agriculture and turf	5.8	4.3	4.7	3.3	3.6
Construction and forestry	2.0	1.5	1.8	2.2	2.3
Total retail notes	7.8	5.8	6.5	5.5	5.9
Revolving charge accounts	19.9	18.5	15.3	14.3	15.3
Wholesale receivables		.1	.6	.1	.2
Financing leases	.3	.5	.2	.2	.5
Operating loans				.1	.6
Total recoveries	28.0	24.9	22.6	20.2	22.5
Total net write-offs	(68.3)	(66.4)	(33.3)	(25.5)	(8.9)

Translation adjustments	.1	(.5)	(1.6)	(.8)	(.1)

Allowance for credit losses, end of year	$113.8	$111.7	$109.8	$112.4	$111.4

Total net write-offs as a percentage of average Receivables	.25%	.23%	.11%	.09%	.03%

Allowance as a percentage of total Receivables, end of year	.40%	.40%	.38%	.37%	.39%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2017	2016	2015	2014	2013

Allowance for credit losses, beginning of year	$10.7	$10.8	$11.2	$10.6	$11.2

Provision for credit losses	5.2	7.1	4.4	3.9	.5

Write-offs	(3.1)	(7.3)	(3.7)	(3.1)	(2.2)
Recoveries	.8	.6	.5	.6	1.1
Total net write-offs	(2.3)	(6.7)	(3.2)	(2.5)	(1.1)

Translation adjustments	.2	(.5)	(1.6)	(.8)

Allowance for credit losses, end of year	$13.8	$10.7	$10.8	$11.2	$10.6

Total net write-offs as a percentage of average Receivables from outside the U.S.	.06%	.20%	.09%	.06%	.03%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.33%	.31%	.33%	.28%	.27%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 29, 2017, October 30, 2016, November 1, 2015, November 2, 2014, and October 27, 2013, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2017		2016		2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$29.6	52%	$29.5	54%	$27.2	56%	$29.6	57%	$24.2	57%
Construction and forestry	26.1	9	26.8	9	26.1	8	26.5	7	26.5	6
Total retail notes	55.7	61	56.3	63	53.3	64	56.1	64	50.7	63
Revolving charge accounts	39.7	13	39.7	11	39.7	9	39.9	8	39.7	9
Wholesale receivables	9.9	24	7.2	24	8.1	25	7.6	26	6.4	26
Financing leases	8.5	2	8.5	2	8.7	2	8.8	2	8.1	2
Operating loans									6.5
Total	$113.8	100%	$111.7	100%	$109.8	100%	$112.4	100%	$111.4	100%

The total Receivable allowance for credit losses, by geographic area, at October 29, 2017, October 30, 2016, November 1, 2015, November 2, 2014, and October 27, 2013, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2017		2016		2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$100.0	85%	$101.0	88%	$99.0	89%	$101.2	87%	$100.8	86%
Outside the U.S.	13.8	15	10.7	12	10.8	11	11.2	13	10.6	14
Total	$113.8	100%	$111.7	100%	$109.8	100%	$112.4	100%	$111.4	100%

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

The Company also reviews Receivables for impairment based on delinquencies and changes in cash flows or collateral. These Receivables consist of materially past due Receivables, customers that have provided bankruptcy notification, and other Receivables requiring significant collection efforts, including litigation. The Company identifies these Receivables during reviews of portfolio credit quality. The Company includes the impairment on non-performing Receivables as a separate component in the allowance unless it has already been recognized as a loss.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance. The total allowance reflects management’s estimate of credit losses inherent in the Receivables portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged, and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2017 and 2016.

The Company emphasizes convenient service to customers and endeavors to offer terms desired in its specialized markets, such as seasonal schedules of repayment and rentals. The Company’s retail note finance rates and lease rates are generally believed to be in the range offered by other sales finance and leasing companies, although not as low as those of some banks and other lenders and lessors.

Regulation

In a number of U.S. states, state law limits the maximum finance rate on receivables. The present state limitations have not, thus far, significantly limited variable-rate finance charges or the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

In addition to rate regulation, various U.S. state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family, or household use and John Deere Financial Revolving Plan, John Deere Financial multi-use, and PowerPlan® accounts receivable. To date, these laws and regulations have not had a significant adverse effect on the Company.

The Thrift holds a federal thrift charter and is subject to regulation and examination by the OCC. The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift.

The manner in which the Company offers financing outside the U.S. is affected by a variety of country specific laws, regulations, and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the Company.

Item 1A.  Risk Factors.

The Company is a subsidiary of JDFS, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 17, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 23-24, the Notes to Consolidated Financial Statements beginning on page 37, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements that relate to future events, expectations, trends, and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

The Company is subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins, and limit the ability to access capital markets while increasing borrowing costs.

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

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade), and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including potential limitations on existing trade agreements and trade terms, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products, and services. These restrictions may affect John Deere’s competitive position. Additionally, John Deere’s competitive position and results could be adversely affected by changes in—or uncertainty surrounding—U.S. trade policy. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world, including the withdrawal or material modification of the North American Free Trade Agreement. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons, including financial institutions, to certain countries, or involving certain products expose John Deere to potential criminal and civil sanctions. Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Cuba, Iran, and Sudan. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on John Deere’s reputation, business, and results of operations and financial condition.

Changes in government banking, monetary, and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially its construction and forestry business due to the impact of government spending on infrastructure development. The Dodd-Frank Wall Street Reform and Consumer Protection Act and its regulations impose, or may impose, additional reporting, stress testing, leverage liquidity, capital requirements, and other supervisory and financial standards and restrictions that increase regulatory compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations, and performance. Moreover, the Company’s and John Deere’s operations, including those outside of the United States, may also be impacted by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere.

John Deere is subject to income taxes in the U.S. and numerous foreign jurisdictions. John Deere’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If John Deere’s effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, John Deere’s operating results, cash flows, and financial condition could be adversely affected.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic, and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base, and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to additional geographic markets, including, but not limited to, Brazil, China, India, and Russia, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices, and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements, repatriation of earnings, and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere’s global operations must comply with all applicable laws, which include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal and civil sanctions and have an adverse effect on John Deere’s reputation, business, and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs.

The demand for the Company’s and John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues, and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s and John Deere’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty related to the anticipated withdrawal of the United Kingdom from the European Union, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s and John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone, and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of the Company’s and John Deere’s customers, suppliers, and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere’s products.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk.

The Company operates in many areas of the world, involving transactions denominated in a variety of currencies. The Company is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which it earns revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses, and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses, and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the Company’s results.

Because the Company is a financing company, the Company’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

Negative economic conditions can have an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales in many of the countries in which the Company operates. The Company is exposed to the risk that customers and others will default on contractual obligations. The Company may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

The Company’s results could be adversely affected by a decrease in the value or higher than estimated returns of equipment on operating lease.

The Company estimates the end-of-lease term residual value at the inception of the operating leases based on a number of factors, including historical sales, end-of-lease term return experience, intended use of the equipment, and current economic conditions in John Deere’s markets. Used equipment values may decrease as a result of any one or a combination of factors including market conditions, supply of and demand for used equipment, and technological advancements in new equipment. Lower residual value estimates could result in increasing operating lease depreciation and impairment losses, which would decrease the Company’s earnings.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture, and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potentially high-growth and emerging markets, including Brazil, China, India, and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity, and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes, and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business. In addition, as security threats continue to evolve the Company may need to invest additional resources to protect the security of its systems.

The Company is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (PII) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. While the Company has developed and is executing comprehensive plans to meet these requirements and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect implementation. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales, and adversely affect our business.

The Company’s ability to execute its strategy is dependent upon the ability to attract, train, and retain qualified personnel.

The Company’s continued success depends, in part, on its ability to identify, attract, motivate, train, and retain qualified personnel in key functions. In particular, the Company is dependent on its ability to identify, attract, motivate, train, and retain qualified personnel with the requisite education, background, and industry experience. Failure to attract, train, and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the allocation of inadequate resources to training, integration, and retention of qualified personnel, could impair the Company’s ability to execute its business strategy and could adversely affect the Company’s business. In addition, while the Company strives to reduce the impact of the departure of its employees, the Company’s operations or ability to execute its business strategy may be impacted by the loss of personnel.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Miami, Florida; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Ormes, France; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Parla, Spain; Schaffhausen, Switzerland; and Poznan, Poland.

Item 3.  Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)

All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2017 and 2016, Capital Corporation declared and paid cash dividends of $285.0 million and $485.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales increased 9 percent in 2017 and are projected to increase about 9 percent for 2018. Industry agricultural machinery sales in the U.S. and Canada for 2018 are forecast to increase 5 to 10 percent, compared to 2017. Industry sales in the EU28 member nations are forecast to increase approximately 5 percent in 2018, while South American industry sales are projected to be about the same or increase 5 percent from 2017 levels. Asian sales are forecast to be about the same in 2018. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same for 2018. John Deere’s construction and forestry sales increased 17 percent in 2017 and are forecast to increase about 69 percent in 2018. Global forestry industry sales are expected to be about the same to 5 percent higher in 2018, compared to 2017. Net income attributable to the Company in 2018 is expected to be approximately $368 million.

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

John Deere completed a successful year as markets for farm and construction equipment improved. John Deere sales of farm machinery in South America made especially strong gains. The Wirtgen acquisition was finalized in December, which will establish John Deere as a more prominent participant in the global construction equipment markets. John Deere is confident in the present course and believes it is positioned to deliver stronger, more consistent results in the future.

2017 Compared with 2016

Net income attributable to the Company was $328.4 million in 2017, compared with $341.6 million in 2016. Results were lower primarily due to less favorable financing spreads and higher selling, administrative, and general expenses, partially offset by lower losses on lease residual values. The ratio of earnings to fixed charges was 1.95 to 1 for 2017, compared with 2.22 to 1 for 2016.

Revenues totaled $2,227.0 million in 2017, compared with $2,094.2 million in 2016. Finance income earned on retail notes totaled $693.6 million in 2017, compared with $695.0 million in 2016. The decrease was primarily due to a decline in the average balance of retail notes, partially offset by higher average financing rates. Revenues earned on revolving charge accounts amounted to $297.2 million in 2017, compared with $260.7 million earned during 2016. The increase was primarily due to an increase in the average balance of revolving charge accounts, partially offset by lower average financing rates. Finance income earned on wholesale receivables totaled $363.8 million in 2017, compared with $354.5 million in 2016. The increase was primarily due to higher average financing rates, partially offset by a decline in the average balance of wholesale receivables. Lease revenues totaled $812.9 million in 2017, compared with $740.2 million in 2016. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $521.6 million in 2017, compared with $469.5 million in 2016. The increase was primarily the result of increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $521.1 million in 2017, compared with $422.1 million in 2016. The increase was primarily due to higher average borrowing rates.

Administrative and operating expenses totaled $422.5 million in 2017, compared with $466.9 million in 2016. The decrease was primarily due to lower losses on lease residual values, partially offset by increased incentive compensation expenses and voluntary employee-separation program expenses.

The provision for credit losses was $70.3 million in 2017, compared with $68.8 million in 2016. The increase was primarily due to higher net write-offs of retail notes and financing leases. Total net write-offs of Receivables financed were $68.3 million during 2017, compared with $66.4 million in 2016. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .26 percent for 2017 and .24 percent for 2016.

Depreciation of equipment on operating leases was $648.0 million in 2017, compared with $564.5 million in 2016. The increase was primarily the result of higher average balances of equipment on operating leases and updated depreciation estimates.

Provision for income taxes was $171.5 million in 2017, compared with $180.3 million in 2016. The decrease was primarily due to lower pretax income.

Receivables and Leases Acquired and Held

For the fiscal years ended October 29, 2017 and October 30, 2016, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
	2017	2016	% Change	2017	2016	% Change
Retail notes:
Agriculture and turf	$6,613.0	$6,225.6	6%	$14,642.9	$14,965.8	(2)%
Construction and forestry	1,442.2	1,335.4	8	2,571.7	2,502.4	3
Total retail notes	8,055.2	7,561.0	7	17,214.6	17,468.2	(1)
Revolving charge accounts	6,146.1	5,687.9	8	3,572.6	3,078.5	16
Financing leases	435.9	331.3	32	714.2	605.3	18
Equipment on operating leases	2,114.5	2,470.8	(14)	4,718.3	4,396.2	7
Total Receivables and Leases (excluding wholesale)	$16,751.7	$16,051.0	4%	$26,219.7	$25,548.2	3%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment and increased market share. Equipment on operating lease volumes decreased primarily due to decreased rentals of John Deere equipment.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 29, 2017 and October 30, 2016.

Total Receivable amounts 30 days or more past due and still accruing finance income were $402.0 million at October 29, 2017, compared with $401.3 million at October 30, 2016. These past due amounts represented 1.42 percent and 1.45 percent of the Receivables financed at October 29, 2017 and October 30, 2016, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $107.8 million and $124.2 million at October 29, 2017 and October 30, 2016, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .38 percent and .45 percent at October 29, 2017 and October 30, 2016, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $181.0 million at October 29, 2017, compared with $205.9 million at October 30, 2016. The Company’s allowance for credit losses on all Receivables financed at October 29, 2017 totaled $113.8 million and represented .40 percent of the total Receivables financed, compared with $111.7 million and .40 percent, respectively, at October 30, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

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

Receivables and Leases Acquired and Held

For the fiscal years ended October 30, 2016 and November 1, 2015, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
	2016	2015	% Change	2016	2015	% Change
Retail notes:
Agriculture and turf	$6,225.6	$7,067.9	(12)%	$14,965.8	$16,194.9	(8)%
Construction and forestry	1,335.4	1,429.3	(7)	2,502.4	2,464.1	2
Total retail notes	7,561.0	8,497.2	(11)	17,468.2	18,659.0	(6)
Revolving charge accounts	5,687.9	5,490.4	4	3,078.5	2,680.8	15
Financing leases	331.3	301.4	10	605.3	567.1	7
Equipment on operating leases	2,470.8	2,296.3	8	4,396.2	3,609.8	2
Total Receivables and Leases (excluding wholesale)	$16,051.0	$16,585.3	(3)%	$25,548.2	$25,516.7

Retail note volumes decreased primarily due to decreases in retail sales of John Deere equipment. Equipment on operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 30, 2016 and November 1, 2015, respectively.

Total Receivable amounts 30 days or more past due and still accruing finance income were $401.3 million at October 30, 2016, compared with $346.1 million at November 1, 2015. These past due amounts represented 1.45 percent and 1.19 percent of the Receivables financed at October 30, 2016 and November 1, 2015, respectively. Total non‑performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $124.2 million and $86.5 million at October 30, 2016 and November 1, 2015, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .45 percent and .30 percent at October 30, 2016 and November 1, 2015, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $205.9 million at October 30, 2016, compared with $151.9 million at November 1, 2015. The Company’s allowance for credit losses on all Receivables financed at October 30, 2016 totaled $111.7 million and represented .40 percent of the total Receivables financed, compared with $109.8 million and .38 percent, respectively, at November 1, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

Capital Resources and Liquidity

The cash provided by operating activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,408.7 million in 2017. Cash provided by financing activities totaled $495.9 million resulting primarily from a net increase in total external borrowings of $2,539.1 million, partially offset by a decrease in payables to John Deere of $1,727.7 million and dividends paid of $285.0 million. Cash used for investing activities totaled $1,942.0 million in 2017, primarily due to the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $1,025.7 million, the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $467.9 million, and an increase in wholesale receivables of $273.0 million. Cash and cash equivalents decreased $34.1 million during 2017.

Over the last three years, operating activities have provided $4,174.6 million in cash. In addition, a decrease in wholesale receivables of $815.5 million and the collections of Receivables (excluding wholesale) exceeding cost of Receivables acquired (excluding wholesale) by $545.5 million provided cash inflows. These amounts have been used mainly to fund the cost of equipment on operating leases acquired, which exceeded the proceeds from sales of equipment on operating leases by $4,179.7 million, to fund the cost of notes receivable with John Deere, which exceeded the collections of notes receivables with John Deere by $152.2 million, and to pay $1,255.0 million in dividends. Cash and cash equivalents decreased $3.9 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 29, 2017 and October 30, 2016 was approximately $1,993.2 million and $327.9 million, respectively, while the total cash and cash equivalents position was $1,055.5 million and $1,089.6 million, respectively. The amount of the total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $150.0 million and $85.0 million at October 29, 2017 and October 30, 2016, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 29, 2017, this facility had a total capacity, or “financing limit,” of up to $3,500.0 million of secured financings at any time. The facility was renewed in November 2017 with a capacity of $3,500.0 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 29, 2017, $1,549.2 million of short-term securitization borrowings was outstanding under the agreement.

During 2017, the Company issued $6,264.0 million and retired $4,508.8 million of long-term borrowings, which were primarily medium-term notes. During 2017, the Company also issued $1,923.8 million and retired $2,803.4 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,197.7 million. At October 29, 2017, the Company’s funding profile included $2,051.2 million of commercial paper and other notes payable, $4,118.7 million of securitization borrowings, $553.2 million of intercompany loans from John Deere, $22,591.3 million of unsecured term debt, and $3,657.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $29,314.4 million at October 29, 2017, compared with $28,700.3 million at October 30, 2016. Total short-term indebtedness amounted to $11,780.0 million at October 29, 2017, compared with $12,163.8 million at October 30, 2016. Total long-term indebtedness amounted to $17,534.4 million at October 29, 2017, compared with $16,536.5 million at October 30, 2016. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 at October 29, 2017 and October 30, 2016.

Stockholder’s equity was $3,657.2 million at October 29, 2017, compared with $3,585.7 million at October 30, 2016. The increase in 2017 was primarily due to net income attributable to the Company of $328.4 million and a change in the cumulative translation adjustment of $24.1 million, partially offset by dividend payments of $285.0 million.

Capital Corporation declared and paid cash dividends to JDFS of $285.0 million in 2017 and $485.0 million in 2016. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,558.0 million at October 29, 2017, $4,060.7 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 29, 2017 were 364-day credit facility agreements of $1,750.0 million, expiring in February 2018, and $750.0 million, expiring in October 2018. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2021, and $2,500.0 million, expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement with Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long‑term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Negative
Standard & Poor’s	A	A-1	Stable

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Outlook for John Deere,” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. Security breaches, cybersecurity attacks, technology failures, and other disruptions to the Company’s information technology infrastructure also could materially affect results. The Company’s operations could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

The anticipated withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial, and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations, and financial position.

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations, costs, and purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at October 29, 2017 that were not material and for which it believes the probability for payment is substantially remote. The Company had no accrued liability at October 29, 2017 related to these contingencies.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 29, 2017 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt*	$29,425.8	**	$9,884.5	$10,449.6	$5,143.1	$3,948.6
Interest relating to debt***	1,968.0		519.2	725.5	438.8	284.5
Accounts payable	254.3		254.3
Deposits withheld from dealers and merchants	181.0		75.9	80.0	23.7	1.4
Off-balance-sheet
Purchase obligations	18.7		3.4	4.0	4.2	7.1
Operating leases	6.5		1.7	2.3	1.6	.9
Total	$31,854.3		$10,739.0	$11,261.4	$5,611.4	$4,242.5

*             Principal payments.

**        Payments related to securitization borrowings of $4,123.2 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $35.5 million at October 29, 2017 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings, and lease obligations, see Notes 9, 10, and 11, respectively, to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the Company’s financial statements and require the most difficult, subjective, or complex judgments. The Company’s other accounting policies are described in the Notes to the Consolidated Financial Statements.

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

The total allowance for credit losses at October 29, 2017, October 30, 2016, and November 1, 2015 was $113.8 million, $111.7 million, and $109.8 million, respectively. The allowance increased in 2017 compared to 2016 due primarily to growth in the receivable portfolio, and increased in 2016 compared to 2015 due to higher write-off experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .08 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .08 percent, the allowance for credit losses at October 29, 2017 would increase or decrease by approximately $23 million.

Operating Lease Residual Values

The carrying value of the equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sale price. The residual values are dependent on current economic conditions and are reviewed when events or circumstances necessitate an evaluation. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

The total operating lease residual values at October 29, 2017, October 30, 2016, and November 1, 2015 were $3,471.9 million, $3,353.1 million, and $2,711.8 million, respectively. The changes in 2017 and 2016 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $167 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at October 29, 2017 and October 30, 2016, would have been approximately $83.0 million and $79.5 million, respectively.

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

See accompanying table of contents of financial statements on page 30.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 29, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 29, 2017, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 29, 2017, the Company’s internal control over financial reporting was effective.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 29, 2017 and October 30, 2016, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 29, 2017 and October 30, 2016, were $3.2 million and $3.0 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 29, 2017 and October 30, 2016 were both $.2 million. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 29, 2017 and October 30, 2016.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 29, 2017 and October 30, 2016.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2017 proxy statement. During the fiscal year ended October 29, 2017, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 30.

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

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Deere Capital Corporation:

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 29, 2017 and October 30, 2016, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 29, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 29, 2017 and October 30, 2016 and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2017

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015

(in millions)

	2017	2016	2015
Revenues
Finance income earned on retail notes	$693.6	$695.0	$723.0
Revolving charge account income	297.2	260.7	241.4
Finance income earned on wholesale receivables	363.8	354.5	376.2
Lease revenues	812.9	740.2	578.7
Other income – net	59.5	43.8	32.4
Total revenues	2,227.0	2,094.2	1,951.7
Expenses
Interest expense	521.1	422.1	311.9
Operating expenses:
Administrative and operating expenses	422.5	466.9	374.7
Fees paid to John Deere	66.3	51.7	50.0
Provision for credit losses	70.3	68.8	32.3
Depreciation of equipment on operating leases	648.0	564.5	415.9
Total operating expenses	1,207.1	1,151.9	872.9
Total expenses	1,728.2	1,574.0	1,184.8
Income of consolidated group before income taxes	498.8	520.2	766.9
Provision for income taxes	171.5	180.3	269.9
Income of consolidated group	327.3	339.9	497.0
Equity in income of unconsolidated affiliate	1.2	1.6	1.2
Net income	328.5	341.5	498.2
Less: Net income (loss) attributable to noncontrolling interests	.1	(.1)
Net income attributable to the Company	$328.4	$341.6	$498.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015

(in millions)

	2017	2016	2015

Net income	$328.5	$341.5	$498.2

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	24.1	(23.7)	(66.4)
Unrealized gain (loss) on derivatives	3.9	3.0	(2.1)
Other comprehensive income (loss), net of income taxes	28.0	(20.7)	(68.5)

Comprehensive income of consolidated group	356.5	320.8	429.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	.1	(.1)
Comprehensive income attributable to the Company	$356.4	$320.9	$429.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 29, 2017 and October 30, 2016

(in millions)

	2017	2016
Assets
Cash and cash equivalents	$1,055.5	$1,089.6
Receivables:
Retail notes	13,042.3	12,327.0
Retail notes securitized	4,172.3	5,141.2
Revolving charge accounts	3,572.6	3,078.5
Wholesale receivables	6,894.3	6,562.5
Financing leases	714.2	605.3
Total receivables	28,395.7	27,714.5
Allowance for credit losses	(113.8)	(111.7)
Total receivables – net	28,281.9	27,602.8
Other receivables	89.1	74.6
Receivables from John Deere	91.0	252.0
Equipment on operating leases – net	4,718.3	4,396.2
Notes receivable from John Deere	156.7
Investment in unconsolidated affiliate	13.8	11.9
Deferred income taxes	41.0	28.1
Other assets	555.5	574.1
Total Assets	$35,002.8	$34,029.3

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,051.2	$386.4
Securitization borrowings	4,118.7	4,997.8
John Deere	553.2	2,270.3
Current maturities of long-term borrowings	5,056.9	4,509.3
Total short-term borrowings	11,780.0	12,163.8
Other payables to John Deere	126.5	24.0
Accounts payable and accrued expenses	902.1	799.6
Deposits withheld from dealers and merchants	181.0	205.9
Deferred income taxes	821.6	713.8
Long-term borrowings	17,534.4	16,536.5
Total liabilities	31,345.6	30,443.6
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,229.7	2,186.3
Accumulated other comprehensive income (loss)	(55.8)	(83.8)
Total Company stockholder’s equity	3,656.7	3,585.3
Noncontrolling interests	.5	.4
Total stockholder’s equity	3,657.2	3,585.7
Total Liabilities and Stockholder’s Equity	$35,002.8	$34,029.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015

(in millions)

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$328.5	$341.5	$498.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	70.3	68.8	32.3
Provision for depreciation and amortization	670.0	577.7	427.1
Provision for deferred income taxes	92.8	277.8	125.3
Impairment charges		59.7	19.4
Undistributed earnings of unconsolidated affiliate	(1.1)	(1.5)	(1.0)
Change in accounts payable and accrued expenses	58.6	13.2	82.0
Change in accrued income taxes payable/receivable	33.2	(13.1)	5.9
Other	156.4	162.1	90.5
Net cash provided by operating activities	1,408.7	1,486.2	1,279.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(14,644.7)	(13,523.7)	(14,287.7)
Collections of receivables (excluding wholesale)	14,176.8	14,220.1	14,604.7
Decrease (increase) in wholesale receivables – net	(273.0)	591.2	497.3
Cost of equipment on operating leases acquired	(2,099.4)	(2,497.9)	(2,293.9)
Proceeds from sales of equipment on operating leases	1,073.7	900.7	737.1
Cost of notes receivable with John Deere	(160.3)
Collections of notes receivable with John Deere	8.1
Change in restricted cash	18.0	(10.0)	(7.0)
Other	(41.2)	28.6	(36.3)
Net cash used for investing activities	(1,942.0)	(291.0)	(785.8)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	1,663.5	(1,979.7)	379.0
Increase (decrease) in securitization borrowings – net	(879.6)	412.3	31.4
Increase (decrease) in payable to John Deere – net	(1,727.7)	1,161.8	(870.7)
Proceeds from issuance of long-term borrowings	6,264.0	4,096.8	4,478.8
Payments of long-term borrowings	(4,508.8)	(4,451.7)	(3,889.2)
Dividends paid	(285.0)	(485.0)	(485.0)
Capital investment from John Deere		.1
Debt issuance costs	(30.5)	(26.0)	(23.6)
Net cash provided by (used for) financing activities	495.9	(1,271.4)	(379.3)

Effect of exchange rate changes on cash and cash equivalents	3.3	2.1	(10.3)
Net increase (decrease) in cash and cash equivalents	(34.1)	(74.1)	104.3
Cash and cash equivalents at the beginning of year	1,089.6	1,163.7	1,059.4
Cash and cash equivalents at the end of year	$1,055.5	$1,089.6	$1,163.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended November 1, 2015, October 30, 2016, and October 29, 2017

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 2, 2014	$3,805.1	$1,482.8	$2,316.5	$5.4	$.4
Net income	498.2		498.2
Other comprehensive loss	(68.5)			(68.5)
Dividends declared	(485.0)		(485.0)
Balance November 1, 2015	3,749.8	1,482.8	2,329.7	(63.1)	.4
Net income (loss)	341.5		341.6		(.1)
Other comprehensive loss	(20.7)			(20.7)
Dividends declared	(485.0)		(485.0)
Capital investment	.1				.1
Balance October 30, 2016	3,585.7	1,482.8	2,186.3	(83.8)	.4
Net income	328.5		328.4		.1
Other comprehensive income	28.0			28.0
Dividends declared	(285.0)		(285.0)
Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Capital Corporation and its subsidiaries. The consolidated financial statements represent primarily the consolidation of all companies in which Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 25).

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2017, 2016, and 2015 were October 29, 2017, October 30, 2016, and November 1, 2015, respectively. All fiscal years contained 52 weeks.

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

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight‑line basis over the scheduled lease terms in finance revenue.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk‑management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 22).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2017, 2016, and 2015 were $8.1 million, $13.9 million and $19.7 million, respectively.

Note 3. New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends Accounting Standards Codification (ASC) 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $38.5 million at October 30, 2016 were reclassified from other assets to borrowings in the consolidated balance sheet.

In the third quarter of 2017, the Company early adopted ASU No. 2016-09, Improvements to Employee Share‑Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company also adopted the following standards in the first quarter of 2017, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Update
2014-12

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation–Stock Compensation

2015-05	Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350‑40, Intangibles–Goodwill and Other–Internal-Use Software
2015-15	Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest–Imputation of Interest

New Accounting Standards to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, and licensing arrangements. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method. The Company’s evaluation of the ASU is largely complete. At this point of the evaluation, the Company has not identified an item that will have a material effect on the Company’s consolidated financial statements. The Company continues to evaluate the ASU’s potential effects on the consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits. This ASU requires that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of income from operations. In addition, only the service cost component of the benefit costs is eligible for capitalization. The ASU will be adopted on a retrospective basis for the presentation of the benefit costs and on a prospective basis for the capitalization of only the service cost. The effective date is fiscal year 2019, with early adoption permitted. The Company will adopt the ASU in the first quarter of fiscal year 2018. If adopted in fiscal year 2017, operating profit would have decreased by approximately $7.5 million. The adoption is estimated to decrease operating profit in fiscal year 2018 by approximately $7.9 million.

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

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017		2016
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf – new	$7,300.4	$1,554.1	$6,683.4	$1,983.7
Agriculture and turf – used	4,179.0	2,097.4	4,093.1	2,631.1
Construction and forestry – new	1,731.3	521.6	1,669.4	544.3
Construction and forestry – used	319.5	77.0	281.6	75.6
Total	13,530.2	4,250.1	12,727.5	5,234.7
Unearned finance income	(487.9)	(77.8)	(400.5)	(93.5)
Retail notes receivable	$13,042.3	$4,172.3	$12,327.0	$5,141.2

Retail notes acquired by the Company during the years ended October 29, 2017, October 30, 2016, and November 1, 2015 had an average original term (based on dollar amounts) of 56 months, 55 months, and 55 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2017, 2016, and 2015 was 40 months, 37 months, and 33 months, respectively.

Gross retail note installments at October 29, 2017 and October 30, 2016 were scheduled to be received as follows (in millions of dollars):

	2017		2016
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,424.7	$2,027.6	$4,224.6	$2,268.6
13-24 months	3,405.6	1,256.1	3,258.3	1,535.5
25-36 months	2,651.4	671.8	2,503.7	931.3
37-48 months	1,819.5	242.8	1,665.0	407.8
49-60 months	992.5	50.2	869.4	84.2
Over 60 months	236.5	1.6	206.5	7.3
Total	$13,530.2	$4,250.1	$12,727.5	$5,234.7

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture and turf (new and used):
Seasonal payments	10% - 30%	3 - 7 years
Monthly payments	10% - 20%	36 - 84 months
Construction and forestry:
New	10%	48 - 60 months
Used	15%	36 - 48 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2017, the average effective yield on retail notes held by the Company was approximately 4.1 percent, compared with 3.9 percent in 2016 and 2015. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 34 percent, 30 percent, and 26 percent in 2017, 2016, and 2015, respectively. During 2017, 2016, and 2015, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $236.4 million, $211.0 million, and $184.9 million, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial multi-use, PowerPlan®, and the John Deere Financial Revolving Plan. John Deere Financial multi-use is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants, including agribusinesses and dealers, offer John Deere Financial multi-use as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial multi-use income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day‑to-day operating expenses, such as parts and services, and is otherwise similar to John Deere Financial multi-use. John Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from sponsoring merchants.

During 2017, 2016, and 2015, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $13.6 million, $11.3 million, and $11.4 million, respectively. Revolving charge accounts receivable at October 29, 2017 and October 30, 2016 totaled $3,572.6 million and $3,078.5 million, respectively. Generally, account holders may pay the account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 29, 2017 and October 30, 2016 totaled $6,894.3 million and $6,562.5 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2017, 2016, and 2015, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $225.5 million, $209.7 million, and $196.9 million, respectively.

Financing Leases

The Company leases agriculture and turf equipment and construction and forestry equipment directly to retail customers. At the time of accepting a lease that qualifies as a financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment. The unearned finance income is recognized as revenue over the lease term using the interest method. Net costs incurred in the acquisition of financing leases are deferred and recognized over the expected lives of the financing leases using the interest method.

Financing leases receivable by product category at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017	2016
Agriculture and turf	$408.4	$351.2
Construction and forestry	151.7	173.3
Total	560.1	524.5
Estimated residual values	222.3	136.2
Unearned finance income	(68.2)	(55.4)
Financing leases receivable	$714.2	$605.3

Initial lease terms for financing leases generally range from 4 months to 60 months. Payments on financing leases receivable at October 29, 2017 and October 30, 2016 were scheduled as follows (in millions of dollars):

	2017	2016
Due in:
0-12 months	$216.0	$208.4
13-24 months	147.5	147.6
25-36 months	106.8	88.9
37-48 months	59.4	52.2
Over 48 months	30.4	27.4
Total	$560.1	$524.5

Deposits withheld from John Deere dealers and related losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2017, 2016, and 2015, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $3.0 million, $2.3 million, and $2.0 million, respectively.

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

The Company monitors the credit quality of Receivables as either performing or non-performing monthly. Non‑performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes are approximately 120 days delinquent, accrual of finance income is suspended, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended, the collateral should be repossessed or the account should be designated for litigation, and the estimated uncollectible amount written off to the allowance for credit losses. Generally, when a financing lease account becomes 120 days delinquent, the accrual of lease revenue is suspended, the equipment is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 29, 2017 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.2	$48.3	$45.3	$199.8
Construction and forestry	73.0	31.9	39.2	144.1
Revolving charge accounts:
Agriculture and turf	15.4	5.6	2.3	23.3
Construction and forestry	2.9	1.1	.3	4.3
Wholesale receivables:
Agriculture and turf	4.5	1.6	2.4	8.5
Construction and forestry	.1	.1	.1	.3
Financing leases:
Agriculture and turf	8.9	7.5	3.6	20.0
Construction and forestry	.5	1.1	.1	1.7
Total Receivables	$211.5	$97.2	$93.3	$402.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$199.8	$63.1	$14,379.9	$14,642.8
Construction and forestry	144.1	24.2	2,403.5	2,571.8
Revolving charge accounts:
Agriculture and turf	23.3	1.8	3,458.7	3,483.8
Construction and forestry	4.3		84.5	88.8
Wholesale receivables:
Agriculture and turf	8.5	10.8	5,469.6	5,488.9
Construction and forestry	.3		1,405.1	1,405.4
Financing leases:
Agriculture and turf	20.0	6.2	541.3	567.5
Construction and forestry	1.7	1.7	143.3	146.7
Total Receivables	$402.0	$107.8	$27,885.9	$28,395.7

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 30, 2016 was as follows (in millions of dollars):

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
2017
Allowance:
Beginning of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision for credit losses	29.7	32.3	3.0	5.3	70.3
Write-offs	(38.2)	(52.2)	(.2)	(5.7)	(96.3)
Recoveries	7.8	19.9		.3	28.0
Translation adjustments	.1		(.1)	.1	.1
End of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Balance individually evaluated *	$.6		$2.6		$3.2

Receivables:
End of year balance	$17,214.6	$3,572.6	$6,894.3	$714.2	$28,395.7
Balance individually evaluated *	$41.0	$3.1	$24.0	$4.0	$72.1

2016
Allowance:
Beginning of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	27.3	35.8	3.1	2.6	68.8
Write-offs	(29.9)	(54.3)	(4.1)	(3.0)	(91.3)
Recoveries	5.8	18.5	.1	.5	24.9
Translation adjustments	(.2)			(.3)	(.5)
End of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Balance individually evaluated *	$2.3		$.2	$.1	$2.6

Receivables:
End of year balance	$17,468.2	$3,078.5	$6,562.5	$605.3	$27,714.5
Balance individually evaluated *	$44.5	$8.4	$.8	$.6	$54.3

2015
Allowance:
Beginning of year balance	$56.1	$39.9	$7.6	$8.8	$112.4
Provision for credit losses	9.4	20.7	.6	1.6	32.3
Write-offs	(17.8)	(36.2)	(.3)	(1.6)	(55.9)
Recoveries	6.5	15.3	.6	.2	22.6
Translation adjustments	(.9)		(.4)	(.3)	(1.6)
End of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Balance individually evaluated *			$1.0	$.2	$1.2

Receivables:
End of year balance	$18,659.0	$2,680.8	$7,185.5	$567.1	$29,092.4
Balance individually evaluated *	$20.2	$.2	$10.9	$.8	$32.1

*  Remainder is collectively evaluated.

Investments in non-performing Receivables at October 29, 2017 and October 30, 2016 were $107.8 million and $124.2 million, respectively. These Receivables as a percentage of total Receivables outstanding were .38 percent and .45 percent at October 29, 2017 and October 30, 2016, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $402.0 million at October 29, 2017, compared with $401.3 million at October 30, 2016. These past due amounts represented 1.42 percent and 1.45 percent of total Receivables outstanding at October 29, 2017 and October 30, 2016, respectively. The allowance for credit losses as a percentage of total Receivables outstanding represented .40 percent at both October 29, 2017 and October 30, 2016. In addition, at October 29, 2017 and October 30, 2016, the Company had $129.1 million and $138.1 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due or have provided bankruptcy notification, or require significant collection efforts. Receivables, which are impaired, are generally classified as non-performing.

An analysis of impaired Receivables at October 29, 2017 and October 30, 2016 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2017 *
Receivables with specific allowance:
Retail notes	$2.2	$2.1	$.6	$2.2
Wholesale receivables	11.7	11.7	2.6	11.0
Total with specific allowance	13.9	13.8	3.2	13.2

Receivables without specific allowance:
Retail notes	18.3	18.0		14.0
Wholesale receivables	9.0	9.0		2.3
Total without specific allowance	27.3	27.0		16.3
Total	$41.2	$40.8	$3.2	$29.5

Agriculture and turf	$36.0	$35.6	$3.2	$23.9
Construction and forestry	5.2	5.2		5.6
Total	$41.2	$40.8	$3.2	$29.5

2016 *
Receivables with specific allowance:
Retail notes	$10.2	$9.9	$2.3	$10.6
Wholesale receivables	.3	.3	.2	1.5
Financing leases	.4	.3	.1	.4
Total with specific allowance	10.9	10.5	2.6	12.5

Receivables without specific allowance:
Retail notes	9.5	9.4		10.6
Wholesale receivables	.2	.2		.3
Total without specific allowance	9.7	9.6		10.9
Total	$20.6	$20.1	$2.6	$23.4

Agriculture and turf	$11.9	$11.6	$1.9	$10.2
Construction and forestry	8.7	8.5	.7	13.2
Total	$20.6	$20.1	$2.6	$23.4

*  Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2017, 2016, and 2015, the Company identified 424, 150, and 106 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $14.0 million, $5.0 million, and $3.1 million pre-modification and $12.6 million, $4.0 million, and $2.4 million post-modification, respectively. In 2017, there were $2.0 million of troubled debt restructurings that subsequently defaulted and were written off. In 2016 and 2015, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 29, 2017, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(17.0)	(.12)%	$(10.5)	(.07)%	$(9.5)	(.06)%
Construction and forestry	(21.2)	(.85)	(19.4)	(.79)	(8.3)	(.35)
Total retail notes	(38.2)	(.23)	(29.9)	(.17)	(17.8)	(.10)
Revolving charge accounts	(52.2)	(1.76)	(54.3)	(2.13)	(36.2)	(1.58)
Wholesale receivables	(.2)		(4.1)	(.05)	(.3)
Financing leases	(5.7)	(.92)	(3.0)	(.54)	(1.6)	(.29)
Total write-offs	(96.3)	(.35)	(91.3)	(.32)	(55.9)	(.19)
Recoveries:
Retail notes:
Agriculture and turf	5.8	.04	4.3	.03	4.7	.03
Construction and forestry	2.0	.08	1.5	.06	1.8	.08
Total retail notes	7.8	.05	5.8	.03	6.5	.03
Revolving charge accounts	19.9	.68	18.5	.73	15.3	.68
Wholesale receivables			.1		.6	.01
Financing leases	.3	.05	.5	.09	.2	.04
Total recoveries	28.0	.10	24.9	.09	22.6	.08
Total net write-offs	$(68.3)	(.25)%	$(66.4)	(.23)%	$(33.3)	(.11)%

Note 6. Securitization of Receivables

The Company, as a part of its overall funding strategy, periodically transfers certain receivables (retail notes) into VIEs that are SPEs, or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,630.5 million and $2,717.6 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,571.1 million and $2,655.1 million at October 29, 2017 and October 30, 2016, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $478.4 million and $663.6 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (securitization borrowings and accrued interest) were $454.1 million and $616.5 million at October 29, 2017 and October 30, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,155.1 million and $1,861.0 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,096.3 million and $1,728.8 million at October 29, 2017 and October 30, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 29 was as follows (in millions of dollars):

2017
Carrying value of liabilities	$1,096.3
Maximum exposure to loss	1,155.1

The total assets of unconsolidated VIEs related to securitizations were approximately $39.6 billion at October 29, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017	2016
Retail notes securitized	$4,172.3	$5,141.2
Allowance for credit losses	(13.5)	(14.7)
Other assets	105.2	115.7
Total restricted securitized assets	$4,264.0	$5,242.2

The components of consolidated secured borrowings and other liabilities related to securitizations at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017	2016
Securitization borrowings	$4,118.7	$4,997.8
Accrued interest on borrowings	2.8	2.6
Total liabilities related to restricted securitized assets	$4,121.5	$5,000.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 29, 2017, the maximum remaining term of all restricted securitized retail notes was approximately five years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the lease terms. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2017, 2016, and 2015, the Company recorded impairment losses on operating leases of none, $31.1 million, and $10.3 million, respectively. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 29, 2017 and October 30, 2016 was as follows (in millions of dollars):

	2017	2016
Agriculture and turf	$4,418.6	$3,924.3
Construction and forestry	1,364.9	1,336.7
Total	5,783.5	5,261.0
Accumulated depreciation	(1,065.2)	(864.8)
Equipment on operating leases – net	$4,718.3	$4,396.2

Initial lease terms for equipment on operating leases generally range from 12 months to 60 months. Rental payments for equipment on operating leases at October 29, 2017 and October 30, 2016 were scheduled as follows (in millions of dollars):

	2017	2016
Due in:
0-12 months	$581.0	$573.0
13-24 months	354.4	342.7
25-36 months	165.8	151.2
37-48 months	71.0	62.6
Over 48 months	9.8	10.1
Total	$1,182.0	$1,139.6

Deposits withheld from John Deere dealers and related losses on operating leases are handled in a manner similar to the procedures for retail notes. At October 29, 2017 and October 30, 2016, the Company had $51.9 million and $67.8 million, respectively, of deposits withheld from John Deere dealers available for potential losses on residual values. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2017, 2016, and 2015, the operating lease revenue earned from John Deere was $30.9 million, $28.7 million, and $20.7 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in other assets at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated. During 2017, 2016, and 2015, the Company recorded impairment losses on matured operating lease inventory of none, $28.6 million, and $9.1 million, respectively. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $76.0 million and $97.8 million at October 29, 2017 and October 30, 2016, respectively.

Note 8. Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements range in maturity up to 4 years. Interest earned from John Deere was $3.4 million in 2017 and none for 2016 and 2015.

The Company had notes receivable from John Deere at October 29, 2017 and October 30, 2016 with the following affiliated companies as follows (in millions of dollars):

	2017	2016
Limited Liability Company John Deere Financial	$102.2
Banco John Deere S.A.	54.5
Total Notes Receivable from John Deere	$156.7

Note 9. Short-Term Borrowings

Short-term borrowings of the Company at October 29, 2017 and October 30, 2016 consisted of the following (in millions of dollars):

	2017		2016
Commercial paper and other notes payable	$2,051.2		$386.4
Securitization borrowings	4,118.7	*	4,997.8	*
John Deere	553.2		2,270.3
Current maturities of long-term borrowings	5,056.9	**	4,509.3	**
Total	$11,780.0		$12,163.8

*            Includes unamortized debt issuance costs of $4.5 million and $4.9 million, respectively.

**          Includes unamortized fair value adjustments related to interest rate swaps. Unamortized debt issuance costs were $1.6 million and $1.4 million, respectively.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,118.7 million, which are net of debt acquisition costs, at October 29, 2017 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2018 - $2,233.8, 2019 - $1,248.9, 2020 - $488.8, 2021 - $146.4, and 2022 - $5.3. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 29, 2017 and October 30, 2016, were 1.7 percent and 1.2 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,558.0 million at October 29, 2017. Some of these credit lines are available to both the Company and Deere & Company. At October 29, 2017, $4,060.7 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 29, 2017 were 364-day credit facility agreements of $1,750.0 million, expiring in February 2018, and $750.0 million, expiring in October 2018. In addition, total credit lines included long‑term credit facility agreements of $2,500.0 million, expiring in April 2021, and $2,500.0 million, expiring in April 2022. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at October 29, 2017 and October 30, 2016 consisted of the following (in millions of dollars):

	2017		2016
Senior Debt:
Medium-term notes due 2018-2027 (principal $17,121.1 - 2017, $15,821.1 - 2016):	$17,049.9	*	$16,046.0	*
Average interest rate of 2.0% - 2017, 1.7% - 2016
2.75% Senior notes due 2022 ($500.0 principal):	501.5	*	519.0	*
Swapped $500.0 to variable interest rate of 2.0% - 2017, 1.6% - 2016
Other notes	30.8		11.3
Total senior debt	17,582.2		16,576.3
Unamortized debt discount and debt issuance costs	(47.8)		(39.8)
Total **	$17,534.4		$16,536.5

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2018 - $5,043.8, 2019 - $4,582.7, 2020 - $4,129.2, 2021 - $2,047.7 and 2022 - $2,943.7.

Note 11. Leases

Total rental expense for operating leases was $2.1 million, $1.9 million, and $2.2 million for 2017, 2016, and 2015, respectively. At October 29, 2017, future minimum lease payments under operating leases amounted to $6.5 million as follows (in millions of dollars): 2018 - $1.7, 2019 - $1.3 2020 - $1.0, 2021 - $.8, 2022 - $.8, and later years $.9.

Note 12. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at October 29, 2017 or October 30, 2016. At October 29, 2017 and October 30, 2016, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 13. Dividends

In 2017, 2016, and 2015, Capital Corporation declared and paid cash dividends of $285.0 million, $485.0 million, and $485.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 14. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $5.5 million in 2017, $5.7 million in 2016, and $9.7 million in 2015. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.9 million in 2017, $2.4 million in 2016, and $3.7 million in 2015. Further disclosure for these plans is included in the notes to the Deere & Company 2017 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $12.0 million in 2017, $12.2 million in 2016, and $12.4 million in 2015. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 15. Stock Option and Restricted Stock Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2017, 2016, and 2015, the total share-based compensation expense was $6.4 million, $5.7 million, and $5.7 million, respectively, with an income tax benefit recognized in net income of $2.4 million, $2.1 million, and $2.1 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2017 Annual Report on Form 10-K.

Note 16. Income Taxes

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Provisions for income taxes are made generally as if Capital Corporation and each of its subsidiaries filed separate income tax returns.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2017	2016	2015
Current:
U.S.:
Federal	$50.0	$(119.0)	$119.1
State	3.1	4.4	5.4
Foreign	25.6	17.1	20.1
Total current	78.7	(97.5)	144.6

Deferred:
U.S.:
Federal	93.5	273.4	121.2
State	.3	(.7)	1.7
Foreign	(1.0)	5.1	2.4
Total deferred	92.8	277.8	125.3
Provision for income taxes	$171.5	$180.3	$269.9

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2017	2016	2015
U.S. federal income tax provision at a statutory rate of 35 percent	$174.6	$182.0	$268.4
Increase (decrease) resulting from:
Tax rates on foreign earnings	(6.8)	(5.9)	(6.0)
Municipal lease income not taxable	(1.3)	(1.4)	(1.4)
State and local income taxes, net of federal income tax benefit	2.2	2.4	4.6
Other – net	2.8	3.2	4.3
Provision for income taxes	$171.5	$180.3	$269.9

At October 29, 2017, accumulated earnings in certain subsidiaries outside the U.S. totaled $379.1 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 29, 2017, the amount of cash and cash equivalents held by these foreign subsidiaries was $150.0 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 29, 2017 and October 30, 2016 was as follows (in millions of dollars):

	2017		2016
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$898.4		$789.9
Tax over book depreciation		2.5		12.0
Deferred retail note finance income		4.6		5.4
Allowance for credit losses	$54.5		$53.6
Accrual for retirement and other benefits	29.9		26.3
Tax loss and tax credit carryforwards	29.5		20.8
Federal taxes on deferred state tax deductions	14.5		14.6
Miscellaneous accruals and other	1.7	2.3	8.3	.2
Less valuation allowances	(2.9)		(1.8)
Deferred income tax assets and liabilities	$127.2	$907.8	$121.8	$807.5

At October 29, 2017, certain tax affected tax loss and tax credit carryforwards of $29.5 million were available, with $24.2 million expiring from 2018 through 2037 and $5.3 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 29, 2017, October 30, 2016, and November 1, 2015 was as follows (in millions of dollars):

	2017	2016	2015
Beginning of year balance	$36.5	$36.0	$36.2
Increases to tax positions taken during the current year	7.6	9.7	11.1
Increases to tax positions taken during prior years	1.2	1.1	1.6
Decreases to tax positions taken during prior years	(5.9)	(7.3)	(7.8)
Decreases due to lapse of statute of limitations	(3.9)	(3.0)	(3.9)
Settlements			(1.1)
Foreign exchange			(.1)
End of year balance	$35.5	$36.5	$36.0

The amount of unrecognized tax benefits at October 29, 2017 and October 30, 2016 that would affect the effective tax rate if the tax benefits were recognized was $18.0 million and $19.0 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2017, 2016, and 2015, the total amount of expense from interest and penalties was $.6 million, $1.8 million, and $1.4 million and the interest income was not material for any of the periods. At October 29, 2017 and October 30, 2016, the liability for accrued interest and penalties totaled $17.4 million and $16.8 million, respectively.

Note 17. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2017	2016	2015
Other income – net
Fees from John Deere	$11.9	$6.5	$15.9
Fees from customers	31.0	27.5	21.4
Other	16.6	9.8	(4.9)
Total	$59.5	$43.8	$32.4

Administrative and operating expenses
Compensation and benefits	$241.1	$222.9	$231.4
Other	181.4	244.0	143.3
Total	$422.5	$466.9	$374.7

Note 18. Cash Flow Information

For purposes of the statement of consolidated cash flows, the Company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the Company’s short-term borrowings, excluding the securitization borrowings and current maturities of long-term borrowings, mature or may require payment within three months or less.

Cash payments by the Company for interest in 2017, 2016, and 2015 were $531.7 million, $421.4 million, and $308.3 million, respectively. Cash payments (receipts) for income taxes during these same periods were $48.5 million, $(80.6) million, and $134.5 million, respectively.

Note 19. Commitments and Contingencies

At October 29, 2017, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $475.0 million of commercial paper and a fair value liability of $20.0 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $1,786.7 million that were guaranteed by Capital Corporation.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $2,024.1 million at October 29, 2017. The weighted average interest rate on the debt at October 29, 2017 was 2.1 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.9 billion at October 29, 2017. The amount of unused commitments to extend credit to customers was $26.7 billion at October 29, 2017. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of these unused commitments to extend credit to customers relate to revolving charge accounts. At October 29, 2017, Capital Corporation had $38.9 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At October 29, 2017, the Company had restricted other assets of approximately $40.0 million. In addition, see Note 6 for restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

Note 20. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2017	2016	2015
Cumulative translation adjustment:
Beginning of year balance	$(84.1)	$(60.4)	$6.0
Current period activity	24.1	(23.7)	(66.4)
End of year balance	$(60.0)	$(84.1)	$(60.4)

Unrealized gain (loss) on derivatives:
Beginning of year balance	$.3	$(2.7)	$(.6)
Current period activity	3.9	3.0	(2.1)
End of year balance	$4.2	$.3	$(2.7)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2017
Cumulative translation adjustment	$24.1		$24.1
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	4.9	$(1.7)	3.2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.4)	.7
Net unrealized gain (loss) on derivatives	6.0	(2.1)	3.9
Total other comprehensive income (loss)	$30.1	$(2.1)	$28.0

2016
Cumulative translation adjustment	$(23.7)		$(23.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.4)	$.1	(.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.0	(1.7)	3.3
Net unrealized gain (loss) on derivatives	4.6	(1.6)	3.0
Total other comprehensive income (loss)	$(19.1)	$(1.6)	$(20.7)

2015
Cumulative translation adjustment	$(66.4)		$(66.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(11.9)	$4.2	(7.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	8.6	(3.0)	5.6
Net unrealized gain (loss) on derivatives	(3.3)	1.2	(2.1)
Total other comprehensive income (loss)	$(69.7)	$1.2	$(68.5)

Note 21. Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$24,123.1	$24,016.0	$22,476.3	$22,429.5
Retail notes securitized – net	4,158.8	4,129.6	5,126.5	5,114.2
Securitization borrowings	4,118.7	4,118.4	4,997.8	5,004.9
Current maturities of long-term borrowings	5,056.9	5,080.6	4,509.3	4,530.0
Long-term borrowings	17,534.4	17,763.6	16,536.5	16,724.5

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

Assets and liabilities measured at October 29, 2017 and October 30, 2016 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2017	2016

Receivables from John Deere
Derivatives:
Interest rate contracts	$85.4	$241.8
Cross-currency interest rate contracts	5.6	10.2
Other assets
Derivatives:
Interest rate contracts	8.1	35.3
Foreign exchange contracts	24.6	13.8
Total assets *	$123.7	$301.1

Other payables to John Deere
Derivatives:
Interest rate contracts	$125.6	$24.0
Cross-currency interest rate contracts	.9
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	6.0	4.3
Total liabilities	$132.5	$28.3

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	Fair Value		Losses *
	2017	2016	2017	2016	2015
Equipment on operating leases - net		$654.4		$31.1	$10.3
Other assets		184.0		28.6	9.1
Total		$838.4		$59.7	$19.4

*    See Receivables with specific allowances in Note 5. Losses were not significant. See Note 7 for impairments on lease residual values.

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

Note 22. Derivative Instruments

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 29, 2017 and October 30, 2016 were $1,700.0 million and $1,600.0 million, respectively. There were no cross‑currency interest rate contracts at October 29, 2017 and October 30, 2016. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or administrative and operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or administrative and operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at October 29, 2017 that is expected to be reclassified to interest expense or administrative and operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $1.6 million after-tax. These contracts mature in up to 28 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 29, 2017 and October 30, 2016 were $8,077.2 million and $8,283.7 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $2.7 million and a loss of $1.6 million during 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2017	2016
Interest rate contracts *	$(273.9)	$9.0
Borrowings **	276.6	(10.6)

*     Includes changes in fair values of interest rate contracts excluding net accrued interest income of $75.8 million and $142.1 million during 2017 and 2016, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $229.5 million and $276.8 million during 2017 and 2016, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 29, 2017 and October 30, 2016 were $2,311.3 million and $2,101.2 million, the foreign exchange contracts were $1,455.9 million and $1,263.6 million, and the cross‑currency interest rate contracts were $65.8 million and $63.4 million, respectively. At October 29, 2017 and October 30, 2016, there were also $1,594.3 million and $2,430.3 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 29, 2017 and October 30, 2016 were as follows (in millions of dollars):

	2017	2016
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$64.8	$226.0

Not designated as hedging instruments:
Interest rate contracts	20.6	15.8
Cross-currency interest rate contracts	5.6	10.2
Total not designated	26.2	26.0

Other Assets
Designated as hedging instruments:
Interest rate contracts	7.0	34.7

Not designated as hedging instruments:
Interest rate contracts	1.1	.6
Foreign exchange contracts	24.6	13.8
Total not designated	25.7	14.4

Total derivative assets	$123.7	$301.1

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$107.2	$10.2

Not designated as hedging instruments:
Interest rate contracts	18.4	13.8
Cross-currency interest rate contracts	.9
Total not designated	19.3	13.8

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	6.0	4.3
Total not designated	6.0	4.3

Total derivative liabilities	$132.5	$28.3

The classifications and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI
	Classification	2017	2016	2015
Fair Value Hedges
Interest rate contracts	Interest expense	$(198.1)	$151.1	$268.7

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI -pretax *	4.9	(.4)	(11.9)
Foreign exchange contracts	OCI -pretax *

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	(1.1)	(5.0)	(8.6)
Foreign exchange contracts	Administrative and operating expenses *

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(2.6)	$(1.5)	$(8.2)
Foreign exchange contracts	Administrative and operating expenses *	(79.2)	59.0	165.6
Total not designated		$(81.8)	$57.5	$157.4

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts were not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions were a loss of $201.0 million in 2017 and gains of $151.9 million and $262.7 million during 2016 and 2015, respectively.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At October 29, 2017 and October 30, 2016, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual unrelated external counterparty exposure by setting limits that consider the credit rating of the unrelated external counterparty, the credit default swap spread of the counterparty, and other financial commitments and exposures between the Company and the unrelated external counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements executed with unrelated external counterparties include credit support provisions. Each master agreement executed with an unrelated external counterparty permits the net settlement of amounts owed in the event of default or termination. The maximum amount of loss that the Company would incur on derivatives transacted directly with unrelated external counterparties, if the counterparties to those derivative transactions fail to meet their obligations, not considering collateral received or netting arrangements, was the gross amount of the external derivatives shown in the subsequent table. None of the concentrations of risk with any individual unrelated external counterparty was considered significant at October 29, 2017 and October 30, 2016.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The maximum amount of loss that the Company would incur on derivatives transacted with John Deere if the unrelated external counterparty would fail to meet its obligations, not considering collateral received or netting arrangements, was the gross asset amount of the John Deere derivatives shown in the subsequent table. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $23.5 million and $1.9 million as of October 29, 2017 and October 30, 2016, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$32.7	$(.1)		$32.6
John Deere	91.0	(65.9)		25.1
Liabilities
External	6.0	(.1)		5.9
John Deere	126.5	(65.9)		60.6

2016
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$49.1	$(1.1)		$48.0
John Deere	252.0	(24.0)		228.0
Liabilities
External	4.3	(1.1)		3.2
John Deere	24.0	(24.0)

Note 23. Voluntary Employee Separation Program

During the fourth quarter of 2016, the Company announced a voluntary employee-separation program as part of its effort to reduce operating costs. The program provided for cash payments based on previous years of service. The expense was recorded in the period the employees accepted the separation offer. The program’s total pretax expenses were $8.4 million, of which $.2 million was recorded in the fourth quarter of 2016 and $8.2 million in 2017. The payment for the program was substantially made in the first quarter of 2017. The 2017 expense was recorded in administrative and operating expenses.

Note 24. Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues, operating profit, which is income of consolidated group before income taxes plus equity in income of unconsolidated affiliate, and Receivables attributed to the U.S. and countries outside the U.S. is disclosed below. No individual foreign country’s revenues, operating profit, or Receivables were material for disclosure purposes.

Geographic area information as of and for the years ended October 29, 2017, October 30, 2016, and November 1, 2015 is presented below (in millions of dollars):

	2017	2016	2015
Revenues:
U.S.	$2,030.3	$1,899.3	$1,736.9
Outside the U.S.	196.7	194.9	214.8
Total	$2,227.0	$2,094.2	$1,951.7

Operating profit:
U.S.	$407.6	$441.7	$681.6
Outside the U.S.	92.4	80.1	86.5
Total	$500.0	$521.8	$768.1

Receivables:
U.S.	$24,189.6	$24,287.9	$25,779.4
Outside the U.S.	4,206.1	3,426.6	3,313.0
Total	$28,395.7	$27,714.5	$29,092.4

Note 25. Unconsolidated Affiliated Company

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

Summarized financial information of the unconsolidated affiliated company for the years ended October 29, 2017, October 30, 2016, and November 1, 2015 was as follows (in millions of dollars):

	2017	2016	2015
Operations:
Total revenue	$10.1	$10.7	$11.3
Net income	2.3	3.2	2.4
The Company’s equity in net income	1.2	1.6	1.2

	2017	2016
Financial Position:
Total assets	$212.2	$200.9
Total external borrowings	176.8	168.1
Total net assets	27.6	23.7
The Company’s share of net assets	13.8	11.9

Note 26. Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April, and July. Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2017:
Revenues	$522.4	$543.9	$571.8	$588.9	$2,227.0
Interest expense	115.1	127.1	130.1	148.8	521.1
Operating expenses	299.9	316.0	304.0	287.2	1,207.1
Provision for income taxes	33.6	36.6	49.7	51.6	171.5
Equity in income of unconsolidated affiliate	.5	.3	.3	.1	1.2
Net income attributable to noncontrolling interests	.1				.1
Net income attributable to the Company	$74.2	$64.5	$88.3	$101.4	$328.4

2016:
Revenues	$487.2	$526.9	$538.6	$541.5	$2,094.2
Interest expense	89.6	105.6	109.8	117.1	422.1
Operating expenses	249.7	312.6	287.4	302.2	1,151.9
Provision for income taxes	48.9	39.3	51.2	40.9	180.3
Equity in income of unconsolidated affiliate	.8	.2	.2	.4	1.6
Net loss attributable to noncontrolling interests	(.1)				(.1)
Net income attributable to the Company	$99.9	$69.6	$90.4	$81.7	$341.6

Note 27. Subsequent Events

In December 2017, Capital Corporation paid a $20.0 million dividend to JDFS. JDFS, in turn, paid a $20.0 million dividend to Deere & Company.

In November 2017, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $985.0 million.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011, Securities and Exchange Commission file number 1-6458*)

4.3

Second Supplemental Senior Indenture dated as of April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014, Securities and Exchange Commission file number 1-6458*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003, Securities and Exchange Commission file number 1-6458*)

4.5

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited (Exhibit 4.3 to Form 10-K of the registrant for the year ended October 31, 2012, Securities and Exchange Commission File No. 1-6458*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1‑4121*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

2021 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17,  2017 (Exhibit 10.1 to form 10-Q of the registrant for the quarter ended January 29, 2017, Securities and Exchange Commission File No. 1-6458*)

10.11

2022 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017 (Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended January 29, 2017, Securities and Exchange Commission File No. 1-6458*)

12.	Computation of Ratio of Earnings to Fixed Charges

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended October 29, 2017 (Securities and Exchange Commission file number 1-4121*)

101.	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer

Date:December 18, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, Cory J. Reed, and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Chief Executive Officer	)
)
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)	December 18, 2017
David C. Gilmore		)
)
)
/s/ Max A. Guinn	Director	)
Max A. Guinn		)
)
)
/s/ Rajesh Kalathur	Director, Senior Vice President	)
Rajesh Kalathur	and Principal Financial Officer	)
)
)
/s/ Michael J. Matera	Director	)
Michael J. Matera		)
)
)

Signature	Title		Date

/s/ John C. May	Director	)
John C. May		)
)
)
/s/ Cory J. Reed	Director and President	)	December 18, 2017
Cory J. Reed		)
)
)
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)
)
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)