Form 10-Q
period 2018-01-28
DEERE JOHN CAPITAL CORP
filed 2018-03-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2018

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

Yes ☐No ☒

At January 28, 2018, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Three Months Ended January 28, 2018 and January 29, 2017

(Unaudited)

(in millions)

	2018	2017
Revenues
Finance income earned on retail notes	$183.6	$171.3
Revolving charge account income	69.1	61.2
Finance income earned on wholesale receivables	94.6	80.5
Lease revenues	216.4	196.0
Other income – net	21.5	13.4
Total revenues	585.2	522.4
Expenses
Interest expense	154.1	115.1
Operating expenses:
Administrative and operating expenses	103.1	122.6
Fees paid to John Deere	16.2	17.4
Provision for credit losses	2.8	3.7
Depreciation of equipment on operating leases	167.3	156.2
Total operating expenses	289.4	299.9
Total expenses	443.5	415.0
Income of consolidated group before income taxes	141.7	107.4
Provision (credit) for income taxes	(256.9)	33.6
Income of consolidated group	398.6	73.8
Equity in income of unconsolidated affiliate	.8	.5
Net income	399.4	74.3
Less: Net income attributable to noncontrolling interests		.1
Net income attributable to the Company	$399.4	$74.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Three Months Ended January 28, 2018 and January 29, 2017

(Unaudited)

(in millions)

	2018	2017

Net income	$399.4	$74.3

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	30.9	(5.7)
Unrealized gain on derivatives	5.4	2.1
Other comprehensive income (loss), net of income taxes	36.3	(3.6)

Comprehensive income of consolidated group	435.7	70.7
Less: Comprehensive income attributable to noncontrolling interests		.1
Comprehensive income attributable to the Company	$435.7	$70.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 28	October 29	January 29
	2018	2017	2017
Assets
Cash and cash equivalents	$1,103.0	$1,055.5	$1,079.5
Receivables:
Retail notes	12,576.7	13,042.3	12,467.7
Retail notes securitized	4,362.1	4,172.3	4,262.6
Revolving charge accounts	2,606.1	3,572.6	2,418.2
Wholesale receivables	7,683.3	6,894.3	6,761.5
Financing leases	661.9	714.2	563.7
Total receivables	27,890.1	28,395.7	26,473.7
Allowance for credit losses	(114.1)	(113.8)	(109.9)
Total receivables – net	27,776.0	28,281.9	26,363.8
Other receivables	98.7	89.1	88.6
Receivables from John Deere	68.2	91.0	114.3
Equipment on operating leases – net	4,672.9	4,718.3	4,279.3
Notes receivable from John Deere	158.1	156.7
Investment in unconsolidated affiliate	15.5	13.8	12.2
Deferred income taxes	40.7	41.0	27.8
Other assets	516.0	555.5	588.1
Total Assets	$34,449.1	$35,002.8	$32,553.6

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,283.9	$2,051.2	$31.7
Securitization borrowings	4,302.5	4,118.7	4,220.2
John Deere	238.3	553.2	2,255.5
Current maturities of long-term borrowings	5,321.9	5,056.9	5,009.0
Total short-term borrowings	11,146.6	11,780.0	11,516.4
Other payables to John Deere	247.0	126.5	104.3
Accounts payable and accrued expenses	785.7	902.1	675.3
Deposits withheld from dealers and merchants	176.1	181.0	194.3
Deferred income taxes	500.6	821.6	731.6
Long-term borrowings	17,520.2	17,534.4	15,815.3
Total liabilities	30,376.2	31,345.6	29,037.2
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,609.1	2,229.7	2,120.5
Accumulated other comprehensive income (loss)	(19.5)	(55.8)	(87.4)
Total Company stockholder’s equity	4,072.4	3,656.7	3,515.9
Noncontrolling interests	.5	.5	.5
Total stockholder’s equity	4,072.9	3,657.2	3,516.4
Total Liabilities and Stockholder’s Equity	$34,449.1	$35,002.8	$32,553.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Three Months Ended January 28, 2018 and January 29, 2017

(Unaudited)

(in millions)

	2018	2017
Cash Flows from Operating Activities:
Net income	$399.4	$74.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	2.8	3.7
Provision for depreciation and amortization	172.9	161.6
Provision for deferred income taxes	(321.3)	17.0
Undistributed earnings of unconsolidated affiliate	(.8)	(.5)
Change in accounts payable and accrued expenses	(.1)	(12.6)
Change in accrued income taxes payable/receivable	(39.6)	(9.5)
Other	71.7	75.1
Net cash provided by operating activities	285.0	309.1

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,928.0)	(3,473.7)
Collections of receivables (excluding wholesale)	5,208.1	4,799.4
Increase in wholesale receivables – net	(694.9)	(224.5)
Cost of equipment on operating leases acquired	(431.4)	(451.4)
Proceeds from sales of equipment on operating leases	252.8	284.2
Collections of notes receivable with John Deere	1.4
Change in restricted cash	6.0	15.4
Other	(9.0)	(14.1)
Net cash provided by investing activities	405.0	935.3

Cash Flows from Financing Activities:
Decrease in commercial paper and other notes payable – net	(769.0)	(350.0)
Increase (decrease) in securitization borrowings – net	182.7	(778.8)
Decrease in payable to John Deere – net	(329.6)	(12.3)
Proceeds from issuance of long-term borrowings	1,787.6	1,036.4
Payments of long-term borrowings	(1,504.8)	(1,002.5)
Dividends paid	(20.0)	(140.0)
Debt issuance costs	(8.0)	(5.0)
Net cash used for financing activities	(661.1)	(1,252.2)

Effect of exchange rate changes on cash and cash equivalents	18.6	(2.3)
Net increase (decrease) in cash and cash equivalents	47.5	(10.1)
Cash and cash equivalents at beginning of period	1,055.5	1,089.6
Cash and cash equivalents at end of period	$1,103.0	$1,079.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 29, 2017 and January 28, 2018

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 30, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4
Net income	74.3		74.2		.1
Other comprehensive loss	(3.6)			(3.6)
Dividends declared	(140.0)		(140.0)
Balance January 29, 2017	$3,516.4	$1,482.8	$2,120.5	$(87.4)	$.5

Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income	399.4		399.4
Other comprehensive income	36.3			36.3
Dividends declared	(20.0)		(20.0)
Balance January 28, 2018	$4,072.9	$1,482.8	$2,609.1	$(19.5)	$.5

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2018 and 2017 were January 28, 2018 and January 29, 2017, respectively. Both periods contained 13 weeks.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment owned by dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non‑Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

(2)  New accounting standards adopted are as follows:

In the first quarter of 2018, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU required that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of operating profit. The ASU was adopted on a retrospective basis that decreased first quarter of 2018 and 2017 operating profit by $2.0 million and $1.7 million, respectively. The adoption did not impact the presentation of defined benefit pension and postretirement benefit costs on the income statement, as the Company reports both the service cost component and other components of these benefit costs in the income statement line administrative and operating expenses. In addition, only the service cost component of the benefit costs is eligible for capitalization, which was adopted beginning the first quarter of 2018.

In the first quarter of 2018, the Company adopted ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures, which did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, and licensing arrangements. The Company will adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method. The Company’s evaluation of the ASU is largely complete. At this point of the evaluation, the Company has not identified an item that will have a material effect on the Company’s consolidated financial statements. The Company continues to evaluate the ASU’s potential effects on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in Other Comprehensive Income (OCI). The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The ASU will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU currently requires that lessees and lessors use a modified retrospective transition approach. In January 2018, the FASB issued an exposure draft to provide for an adoption option that would not require earlier periods to be restated at the adoption date. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential adoption options and the effects on the consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (tax reform). Included in the provisions of tax reform is a reduction of the corporate income tax rate from 35 percent to 21 percent. Accounting principles generally accepted in the U.S. require that deferred taxes are remeasured to the new corporate tax rate in the period legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in OCI. This treatment results in the items in OCI not reflecting the appropriate tax rate, which are referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. The effective date is fiscal year 2020, with early adoption permitted, including in interim periods. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. The Company is evaluating the potential effects of the ASU on the consolidated financial statements. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 8.

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 30, 2016	$(84.1)	$.3	$(83.8)
Other comprehensive income (loss) items before reclassification	(5.7)	2.0	(3.7)
Amounts reclassified from accumulated other comprehensive income		.1	.1
Net current period other comprehensive income (loss)	(5.7)	2.1	(3.6)
Balance January 29, 2017	$(89.8)	$2.4	$(87.4)

Balance October 29, 2017	$(60.0)	$4.2	$(55.8)
Other comprehensive income (loss) items before reclassification	30.9	5.4	36.3
Amounts reclassified from accumulated other comprehensive income
Net current period other comprehensive income (loss)	30.9	5.4	36.3
Balance January 28, 2018	$(29.1)	$9.6	$(19.5)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 28, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$30.9		$30.9
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7.6	$(2.2)	5.4
Reclassification of realized (gain) loss
Net unrealized gain (loss) on derivatives	7.6	(2.2)	5.4
Total other comprehensive income (loss)	$38.5	$(2.2)	$36.3

Three Months Ended January 29, 2017
Cumulative translation adjustment	$(5.7)		$(5.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3.1	$(1.1)	2.0
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.2	(.1)	.1
Net unrealized gain (loss) on derivatives	3.3	(1.2)	2.1
Total other comprehensive income (loss)	$(2.4)	$(1.2)	$(3.6)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	January 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$130.3	$41.6	$52.8	$224.7
Construction and forestry	76.4	37.2	35.9	149.5
Revolving charge accounts:
Agriculture and turf	37.2	9.7	2.0	48.9
Construction and forestry	3.9	1.3	.7	5.9
Wholesale receivables:
Agriculture and turf	3.4	3.8	4.1	11.3
Construction and forestry	1.1	.2		1.3
Financing leases:
Agriculture and turf	8.9	8.0	2.5	19.4
Construction and forestry	1.3	1.1	.7	3.1
Total Receivables	$262.5	$102.9	$98.7	$464.1

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$224.7	$65.5	$13,993.3	$14,283.5
Construction and forestry	149.5	27.8	2,478.0	2,655.3
Revolving charge accounts:
Agriculture and turf	48.9	1.2	2,476.2	2,526.3
Construction and forestry	5.9		73.9	79.8
Wholesale receivables:
Agriculture and turf	11.3	9.2	6,245.7	6,266.2
Construction and forestry	1.3		1,415.8	1,417.1
Financing leases:
Agriculture and turf	19.4	6.5	487.1	513.0
Construction and forestry	3.1	1.1	144.7	148.9
Total Receivables	$464.1	$111.3	$27,314.7	$27,890.1

	October 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.2	$48.3	$45.3	$199.8
Construction and forestry	73.0	31.9	39.2	144.1
Revolving charge accounts:
Agriculture and turf	15.4	5.6	2.3	23.3
Construction and forestry	2.9	1.1	.3	4.3
Wholesale receivables:
Agriculture and turf	4.5	1.6	2.4	8.5
Construction and forestry	.1	.1	.1	.3
Financing leases:
Agriculture and turf	8.9	7.5	3.6	20.0
Construction and forestry	.5	1.1	.1	1.7
Total Receivables	$211.5	$97.2	$93.3	$402.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$199.8	$63.1	$14,379.9	$14,642.8
Construction and forestry	144.1	24.2	2,403.5	2,571.8
Revolving charge accounts:
Agriculture and turf	23.3	1.8	3,458.7	3,483.8
Construction and forestry	4.3		84.5	88.8
Wholesale receivables:
Agriculture and turf	8.5	10.8	5,469.6	5,488.9
Construction and forestry	.3		1,405.1	1,405.4
Financing leases:
Agriculture and turf	20.0	6.2	541.3	567.5
Construction and forestry	1.7	1.7	143.3	146.7
Total Receivables	$402.0	$107.8	$27,885.9	$28,395.7

	January 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$115.1	$60.1	$72.3	$247.5
Construction and forestry	66.9	40.2	27.5	134.6
Revolving charge accounts:
Agriculture and turf	32.7	12.0	2.4	47.1
Construction and forestry	2.4	1.2	.6	4.2
Wholesale receivables:
Agriculture and turf	2.6	2.9	1.6	7.1
Construction and forestry	.5		1.4	1.9
Financing leases:
Agriculture and turf	8.5	4.3	1.4	14.2
Construction and forestry	1.7	1.2	.8	3.7
Total Receivables	$230.4	$121.9	$108.0	$460.3

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$247.5	$89.8	$13,891.2	$14,228.5
Construction and forestry	134.6	26.7	2,340.5	2,501.8
Revolving charge accounts:
Agriculture and turf	47.1	1.5	2,296.8	2,345.4
Construction and forestry	4.2		68.6	72.8
Wholesale receivables:
Agriculture and turf	7.1	.2	5,772.0	5,779.3
Construction and forestry	1.9		980.3	982.2
Financing leases:
Agriculture and turf	14.2	8.6	374.9	397.7
Construction and forestry	3.7	2.0	160.3	166.0
Total Receivables	$460.3	$128.8	$25,884.6	$26,473.7

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 28, 2018
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision (credit) for credit losses	2.4	(.4)		.8	2.8
Write-offs	(5.2)	(4.6)		(.9)	(10.7)
Recoveries	2.6	5.0		.1	7.7
Translation adjustments	.3		.3	(.1)	.5
End of period balance	$55.8	$39.7	$10.2	$8.4	$114.1
Balance individually evaluated *			$2.7		$2.7

Receivables:
End of period balance	$16,938.8	$2,606.1	$7,683.3	$661.9	$27,890.1
Balance individually evaluated *	$58.9	$2.1	$19.3	$.1	$80.4

	Three Months Ended
	January 29, 2017
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision (credit) for credit losses	4.9	(2.2)		1.0	3.7
Write-offs	(7.4)	(3.1)	(.1)	(1.1)	(11.7)
Recoveries	.9	5.3		.1	6.3
Translation adjustments			(.1)		(.1)
End of period balance	$54.7	$39.7	$7.0	$8.5	$109.9
Balance individually evaluated *	$.6			$.2	$.8

Receivables:
End of period balance	$16,730.3	$2,418.2	$6,761.5	$563.7	$26,473.7
Balance individually evaluated *	$43.3	$4.5	$1.9	$.6	$50.3

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 28, 2018 *
Receivables with specific allowance:
Wholesale receivables	$8.2	$8.2	$2.7	$9.6
Total with specific allowance	8.2	8.2	2.7	9.6

Receivables without specific allowance:
Retail notes	22.9	22.6		20.5
Wholesale receivables	5.3	5.3		6.5
Total without specific allowance	28.2	27.9		27.0
Total	$36.4	$36.1	$2.7	$36.6

Agriculture and turf	$30.1	$29.8	$2.7	$30.9
Construction and forestry	6.3	6.3		5.7
Total	$36.4	$36.1	$2.7	$36.6

October 29, 2017 *
Receivables with specific allowance:
Retail notes	$2.2	$2.1	$.6	$2.2
Wholesale receivables	11.7	11.7	2.6	11.0
Total with specific allowance	13.9	13.8	3.2	13.2

Receivables without specific allowance:
Retail notes	18.3	18.0		14.0
Wholesale receivables	9.0	9.0		2.3
Total without specific allowance	27.3	27.0		16.3
Total	$41.2	$40.8	$3.2	$29.5

Agriculture and turf	$36.0	$35.6	$3.2	$23.9
Construction and forestry	5.2	5.2		5.6
Total	$41.2	$40.8	$3.2	$29.5

January 29, 2017 *
Receivables with specific allowance:
Retail notes	$5.1	$5.0	$.6	$5.1
Financing Leases	.5	.4	.2	.4
Total with specific allowance	5.6	5.4	.8	5.5

Receivables without specific allowance:
Retail notes	10.2	10.1		11.2
Wholesale receivables	.2	.2		.2
Total without specific allowance	10.4	10.3		11.4
Total	$16.0	$15.7	$.8	$16.9

Agriculture and turf	$9.5	$9.4	$.3	$10.1
Construction and forestry	6.5	6.3	.5	6.8
Total	$16.0	$15.7	$.8	$16.9

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2018, the Company identified 83 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $4.8 million pre‑modification and $4.6 million post‑modification. During the first quarter of 2017, there were 164 Receivable contracts, primarily retail notes, with aggregate balances of $3.2 million pre‑modification and $2.4 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 28, 2018, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors resulted in secured borrowings, which are recorded as “Securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,127.9 million, $2,630.5 million, and $2,213.2 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,092.4 million, $2,571.1 million, and $2,174.9 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $684.4 million, $478.4 million, and $490.4 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) were $647.9 million, $454.1 million, and $468.1 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,652.4 million, $1,155.1 million, and $1,655.1 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,564.6 million, $1,096.3 million, and $1,579.5 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 28
2018
Carrying value of liabilities	$1,564.6
Maximum exposure to loss	1,652.4

The total assets of unconsolidated VIEs related to securitizations were approximately $42.8 billion at January 28, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Retail notes securitized	$4,362.1	$4,172.3	$4,262.6
Allowance for credit losses	(13.0)	(13.5)	(12.2)
Other assets	115.6	105.2	108.3
Total restricted securitized assets	$4,464.7	$4,264.0	$4,358.7

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Securitization borrowings	$4,302.5	$4,118.7	$4,220.2
Accrued interest on borrowings	2.4	2.8	2.3
Total liabilities related to restricted securitized assets	$4,304.9	$4,121.5	$4,222.5

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 28, 2018, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)  Notes receivable from John Deere:

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements range in maturity up to four years. Interest earned from John Deere was $2.8 million in the first three months of 2018 and none for the same period in 2017.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Limited Liability Company John Deere Financial	$104.7	$102.2
Banco John Deere S.A.	53.4	54.5
Total Notes Receivable from John Deere	$158.1	$156.7

(7)  Commitments and contingencies:

At January 28, 2018, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $349.8 million of commercial paper and a fair value liability of $34.1 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,107.4 million that were guaranteed by Capital Corporation.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $2,100.3 million at January 28, 2018. The weighted average interest rate on the debt at January 28, 2018 was 2.2 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.3 billion at January 28, 2018. The amount of unused commitments to extend credit to customers was $27.8 billion at January 28, 2018. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At January 28, 2018, Capital Corporation had $40.2 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At January 28, 2018, the Company had restricted other assets of approximately $33.5 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(8)    On December 22, 2017, the U.S. government enacted new tax legislation (tax reform). The primary provisions of tax reform expected to impact the Company in fiscal year 2018 are a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax liabilities to the new corporate tax rate and the transition to a territorial tax system requires payment of a one‑time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. Primarily as a result of those provisions of tax reform, the Company recorded a net provisional income tax benefit of $303.1 million in the first quarter of 2018. The discrete tax benefit related to the remeasurement of the Company’s net deferred tax liabilities to the new corporate income tax rate was $303.9 million and the deemed earnings repatriation tax expense was $15.6 million. The net provisional income tax benefit includes a net benefit of $14.8 million, primarily related to the lower income tax rate on the first quarter of 2018 income. The provisional tax benefit related to the remeasurement of the net deferred tax liabilities is a non-cash benefit. The Company currently plans to pay the deemed repatriation tax over an eight year period, as allowed by tax reform.

The 21 percent corporate income tax rate is effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 will be approximately 23.3 percent.

The first quarter 2018 tax benefit is provisional as outlined below and may change. Tax reform includes expanded bonus depreciation provisions that allow for an immediate tax deduction of certain capital expenses, which could affect the Company’s 2017 U.S. taxable income. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the first quarter of 2018 net provisional income tax benefit. The Company continues to analyze the provisions of tax reform addressing the net deferred tax liability remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions, including repatriating additional non-U.S. earnings and actions that could affect the Company’s 2017 U.S. taxable income. In addition, the Company continues to prepare its 2017 U.S. income tax returns, undergo income tax audits, and monitor potential legislative action and regulatory interpretations of tax reform.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include them in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of tax reform to complete the accounting requirements. The Company will complete the adjustments related to tax reform within the allowed period.

The Company’s unrecognized tax benefits at January 28, 2018 were $39.1 million, compared to $35.5 million at October 29, 2017. The liability at January 28, 2018 consisted of approximately $18.5 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2018 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 28, 2018		October 29, 2017		January 29, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$23,426.9	$23,266.2	$24,123.1	$24,016.0	$22,113.4	$22,011.2
Retail notes securitized – net	4,349.1	4,303.3	4,158.8	4,129.6	4,250.4	4,218.4
Securitization borrowings	4,302.5	4,293.4	4,118.7	4,118.4	4,220.2	4,220.4
Current maturities of long-term borrowings	5,321.9	5,335.9	5,056.9	5,080.6	5,009.0	5,023.2
Long-term borrowings	17,520.2	17,729.8	17,534.4	17,763.6	15,815.3	16,000.5

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Receivables from John Deere
Derivatives:
Interest rate contracts	$64.7	$85.4	$100.3
Cross-currency interest rate contracts	3.5	5.6	14.0
Other assets
Derivatives:
Interest rate contracts	9.5	8.1	37.2
Foreign exchange contracts		24.6	0.9
Total derivative assets *	$77.7	$123.7	$152.4

Other payables to John Deere
Derivatives:
Interest rate contracts	$245.0	$125.6	$104.3
Cross-currency interest rate contracts	2.0	.9
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	40.9	6.0	12.4
Total derivative liabilities	$287.9	$132.5	$116.7

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring Level 3 measurements related to Receivables with specific allowances were not significant during any periods presented. See Note 4 for additional information.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 28, 2018, October 29, 2017, and January 29, 2017 were $1,500.0 million, $1,700.0 million, and $1,850.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at January 28, 2018 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $5.7 million after-tax. These contracts mature in up to 25 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 28, 2018, October 29, 2017, and January 29, 2017 were $8,746.5 million, $8,077.2 million, and $7,307.2 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1.3 million and a gain of $2.0 million during the first three months of 2018 and 2017, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended
	January 28	January 29
	2018	2017
Interest rate contracts *	$(145.6)	$(229.7)
Borrowings **	144.3	231.7

*    Includes changes in fair values of interest rate contracts excluding net accrued interest income of $11.9 million and $24.7 million during the first three months of 2018 and 2017, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $59.5 million and $61.4 million during the first three months of 2018 and 2017, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 28, 2018, October 29, 2017, and January 29, 2017 were $2,524.7 million, $2,311.3 million, and $1,981.1 million, the foreign exchange contracts were $1,469.2 million, $1,455.9 million, and $1,064.0 million, and the cross‑currency interest rate contracts were $75.8 million, $65.8 million, and $67.7 million, respectively. At January 28, 2018, October 29, 2017, and January 29, 2017 there were also $2,197.0 million, $1,594.3 million, and $2,127.3 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$30.9	$64.8	$76.2

Not designated as hedging instruments:
Interest rate contracts	33.8	20.6	24.1
Cross-currency interest rate contracts	3.5	5.6	14.0
Total not designated	37.3	26.2	38.1

Other Assets
Designated as hedging instruments:
Interest rate contracts	8.3	7.0	35.8

Not designated as hedging instruments:
Interest rate contracts	1.2	1.1	1.4
Foreign exchange contracts		24.6	.9
Total not designated	1.2	25.7	2.3

Total derivative assets	$77.7	$123.7	$152.4

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$216.6	$107.2	$83.7

Not designated as hedging instruments:
Interest rate contracts	28.4	18.4	20.6
Cross-currency interest rate contracts	2.0	.9
Total not designated	30.4	19.3	20.6

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	40.9	6.0	12.4
Total not designated	40.9	6.0	12.4

Total derivative liabilities	$287.9	$132.5	$116.7

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended
	Expense or OCI	January 28	January 29
	Classification	2018	2017
Fair Value Hedges
Interest rate contracts	Interest expense	$(133.7)	$(205.0)

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	7.6	3.1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *		(.2)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$1.3	$.6
Foreign exchange contracts	Administrative and operating expenses *	(103.3)	(5.6)
Total not designated		$(102.0)	$(5.0)

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amounts were not significant.

Included in the above table are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended January 28, 2018 and January 29, 2017 were losses of $134.7 million and $196.8 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 28, 2018, October 29, 2017, and January 29, 2017, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit‑risk‑related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement does not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of January 28, 2018. The loss sharing agreement increases the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $23.5 million and $49.5 million as of October 29, 2017 and January 29, 2017, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 28, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$9.5			$9.5
John Deere	68.2	$(33.7)		34.5
Liabilities
External	40.9			40.9
John Deere	247.0	(33.7)		213.3

October 29, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$32.7	$(.1)		$32.6
John Deere	91.0	(65.9)		25.1
Liabilities
External	6.0	(.1)		5.9
John Deere	126.5	(65.9)		60.6

January 29, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Assets
External	$38.1	$(.9)		$37.2
John Deere	114.3	(90.7)		23.6
Liabilities
External	12.4	(.9)		11.5
John Deere	104.3	(90.7)		13.6

(11)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.7 million for the first three months of 2018, compared with $1.4 million for the same period last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company generally provides defined benefit health care and life insurance plans for retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.7 million for the first three months of 2018, compared with $.9 million for the same period last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 28, 2018.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase approximately 10 percent for 2018. Industry sales in the European Union (EU)28 nations are forecast to increase approximately 5 percent. In South America, industry sales of tractors and combines are projected to be the same or increase about 5 percent. Asian sales are projected to be about the same as 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same or increase 5 percent for 2018. John Deere’s agriculture and turf segment sales increased 18 percent in the first quarter and are forecast to increase about 15 percent for fiscal year 2018. Construction equipment markets reflect continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 5 percent. John Deere’s construction and forestry segment sales increased 57 percent in the first quarter, with Wirtgen adding 23 percent, and are forecast to increase about 80 percent in 2018, with Wirtgen adding 56 percent to the segment’s sales. Further disclosure related to the Wirtgen acquisition is included in Deere & Company’s Form 10-Q for the quarter ended January 28, 2018.

Net income attributable to the Company in fiscal year 2018 is expected to be approximately $713 million, compared to $328 million in fiscal year 2017. The forecast increase from 2017 reflects favorable changes associated with the U.S. tax reform legislation of $347 million, in addition to a higher average portfolio and lower losses on lease residual values, partially offset by increased administrative and operating expenses.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, labor supply issues, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

First quarter net sales for John Deere increased from improved demand in key markets; however, sales were moderated by bottlenecks in the supply chain and logistical delays in shipping products to John Deere dealers. Although net income for the quarter was affected by the upfront costs of U.S. tax reform legislation, the changes will reduce John Deere’s overall tax rate and be beneficial in the future. John Deere is positioned to capitalize on strengthening agricultural and construction equipment markets. The more durable business model and investments in new products, businesses, markets, and technologies allows John Deere to remain confident in the present direction and John Deere believes it will continue delivering value to customers and investors in the future.

2018 Compared with 2017

Net income attributable to the Company was $399.4 million in the first quarter of 2018, compared with $74.2 million for the same period last year. The increase for the quarter was primarily due to favorable adjustments to the provision for income taxes associated with U.S. tax reform legislation of $303.1 million, a higher average portfolio, and lower losses on lease residual values. Last year’s results included expenses associated with a voluntary employee‑separation program.

Revenues totaled $585.2 million in the first quarter of 2018, compared with $522.4 million for the same period last year. Finance income earned on retail notes totaled $183.6 million for the first quarter of 2018, compared with $171.3 million for the same period in 2017. The increase was primarily due to higher average financing rates. Revenues earned on revolving charge accounts amounted to $69.1 million for the first quarter of 2018, compared with $61.2 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $94.6 million for the first quarter of 2018, compared with $80.5 million for the same period in 2017. The increase was primarily due to an increase in the average balance of wholesale receivables and higher average financing rates. Lease revenues totaled $216.4 million for the first quarter of 2018, compared with $196.0 million for the first quarter of 2017. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $141.0 million for the first quarter of 2018, compared with $114.2 million for the same period last year. The increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $154.1 million for the first quarter of 2018, compared with $115.1 million for the same period in 2017. The increase was primarily due to higher average borrowing rates and higher average borrowings.

Administrative and operating expenses were $103.1 million for the first quarter of 2018, compared with $122.6 million for the same period in 2017. The decrease was primarily due to lower losses on lease residual values and voluntary employee-separation program expenses recorded in the prior year.

During the first quarter of 2018, the provision for credit losses totaled $2.8 million, compared with $3.7 million for the same period in 2017. The decrease was primarily due to lower net write‑offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .04 percent in the first quarter of 2018, compared with .06 percent for the same period in 2017. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $167.3 million in the first quarter of 2018, compared with $156.2 million for the same period in 2017. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was a benefit of $256.9 million in the first quarter of 2018, compared with an expense of $33.6 million for the same period in 2017. The decrease was primarily due to a provisional income tax benefit related to tax reform.

The Company’s ratio of earnings to fixed charges was 1.91 to 1 for the first quarter of 2018, compared with 1.92 to 1 for the first quarter of 2017. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	January 28	January 29
	2018	2017	$ Change	% Change
Retail notes:
Agriculture and turf	$1,425.5	$1,229.1	$196.4	16%
Construction and forestry	446.7	335.0	111.7	33
Total retail notes	1,872.2	1,564.1	308.1	20
Revolving charge accounts	1,932.9	1,800.9	132.0	7
Financing leases	59.2	54.0	5.2	10
Equipment on operating leases	379.6	395.7	(16.1)	(4)
Total Receivables and Leases (excluding wholesale)	$4,243.9	$3,814.7	$429.2	11%

Retail note volumes increased in the first quarter of 2018, compared to last year, primarily due to increases in retail sales of John Deere equipment. Revolving charge account volumes increased in the first quarter of 2018, compared to last year, primarily as a result of incentive programs offered. Equipment on operating lease volumes decreased during the first quarter of 2018, compared to last year, primarily due to decreased rentals of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 28	October 29	January 29
	2018	2017	2017
Retail notes:
Agriculture and turf	$14,283.5	$14,642.9	$14,228.5
Construction and forestry	2,655.3	2,571.7	2,501.8
Total retail notes	16,938.8	17,214.6	16,730.3
Revolving charge accounts	2,606.1	3,572.6	2,418.2
Wholesale receivables	7,683.3	6,894.3	6,761.5
Financing leases	661.9	714.2	563.7
Equipment on operating leases	4,672.9	4,718.3	4,279.3
Total Receivables and Leases	$32,563.0	$33,114.0	$30,753.0

Total Receivable amounts 30 days or more past due and still accruing finance income were $464.1 million, $402.0 million, and $460.3 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. These past due amounts represented 1.66 percent, 1.42 percent, and 1.74 percent of the Receivables financed at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $111.3 million, $107.8 million, and $128.8 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .40 percent, .38 percent, and .49 percent at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	January 28, 2018		January 29, 2017
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.1)	(.06)%	$(4.0)	(.11)%
Construction and forestry	(3.1)	(.48)	(3.4)	(.55)
Total retail notes	(5.2)	(.12)	(7.4)	(.17)
Revolving charge accounts	(4.6)	(.62)	(3.1)	(.47)
Wholesale receivables			(.1)
Financing leases	(.9)	(.52)	(1.1)	(.75)
Total write-offs	(10.7)	(.15)	(11.7)	(.18)
Recoveries:
Retail notes:
Agriculture and turf	2.1	.06	.6	.02
Construction and forestry	.5	.08	.3	.05
Total retail notes	2.6	.06	.9	.02
Revolving charge accounts	5.0	.67	5.3	.81
Financing leases	.1	.06	.1	.07
Total recoveries	7.7	.11	6.3	.09
Total net write-offs	$(3.0)	(.04)%	$(5.4)	(.08)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $176.1 million at January 28, 2018, compared with $181.0 million at October 29, 2017 and $194.3 million at January 29, 2017.

The Company’s allowance for credit losses on all Receivables financed totaled $114.1 million at January 28, 2018, $113.8 million at October 29, 2017, and $109.9 million at January 29, 2017. The allowance for credit losses represented .41 percent of the total Receivables financed at January 28, 2018, .40 percent at October 29, 2017, and .42 percent at January 29, 2017. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

During the first three months of 2018, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $285.0 million in the first three months of 2018. Net cash provided by investing activities totaled $405.0 million in the first three months of 2018, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $1,280.1 million, partially offset by an increase in wholesale receivables of $694.9 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating lease by $178.6 million. Net cash used for financing activities totaled $661.1 million in the first three months of 2018, resulting primarily from a net decrease in payables to John Deere of $329.6 million and a decrease in total external borrowings of $303.5 million. Cash and cash equivalents increased $47.5 million during the first three months of 2018.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 28, 2018, October 29, 2017, and January 29, 2017 was $1,252.1 million, $1,993.2 million, and none, respectively, while the total cash and cash equivalents position was $1,103.0 million, $1,055.5 million, and $1,079.5 million, respectively. The amount of this total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $508.5 million, $150.0 million, and $72.4 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2017, the agreement was renewed with a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 28, 2018, $2,211.4 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2018, the Company issued $1,787.6 million and retired $1,504.8 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2018, the Company also issued $986.0 million and retired $803.3 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,985.5 million. At January 28, 2018, the Company’s funding profile included $1,283.9 million of commercial paper and other notes payable, $4,302.5 million of securitization borrowings, $238.3 million of loans from John Deere, $22,842.1 million of unsecured term debt, and $4,072.9 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $28,666.8 million at January 28, 2018, compared with $29,314.4 million at October 29, 2017 and $27,331.7 million at January 29, 2017. Total short-term indebtedness amounted to $11,146.6 million at January 28, 2018, compared with $11,780.0 million at October 29, 2017 and $11,516.4 million at January 29, 2017. Total long-term indebtedness amounted to $17,520.2 million at January 28, 2018, compared with $17,534.4 million at October 29, 2017 and $15,815.3 million at January 29, 2017. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.0 to 1 at January 28, 2018, compared with 8.0 to 1 at October 29, 2017 and 7.8 to 1 at January 29, 2017.

Stockholder’s equity was $4,072.9 million at January 28, 2018, compared with $3,657.2 million at October 29, 2017 and $3,516.4 million at January 29, 2017. The increase in the first three months of 2018 was primarily due to net income attributable to the Company of $399.4 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,531.8 million at January 28, 2018, $4,670.5 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at January 28, 2018 were 364-day credit facility agreements of $1,750.0 million, expiring in February 2018, and $750.0 million, expiring in October 2018. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2021, and $2,500.0 million, expiring in April 2022. In February 2018, the Company extended its $1,750 million, 364-day credit facility agreement to expire in February 2019. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $20.0 million and $140.0 million in the first three months of 2018 and 2017, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On March 1, 2018, Capital Corporation declared a $345.0 million dividend to be paid to JDFS on March 15, 2018. JDFS, in turn, declared a $345.0 million dividend to Deere & Company, also payable on March 15, 2018.

In February 2018, the Company entered into a retail note securitization transaction, which resulted in $753 million of secured borrowings.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 28, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its financial statements.

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

Item 3.     Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Certain instruments relating to long-term borrowings, constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the SEC.

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

JOHN DEERE CAPITAL CORPORATION

Date:	March 1, 2018	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and
Principal Financial Officer