Form 10-Q
period 2018-04-29
DEERE JOHN CAPITAL CORP
filed 2018-05-31
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Yes ☐No ☒

At April 29, 2018, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Revenues
Finance income earned on retail notes	$185.3	$169.7	$368.9	$341.0
Revolving charge account income	74.8	69.2	143.9	130.4
Finance income earned on wholesale receivables	114.6	91.8	209.2	172.3
Lease revenues	223.3	199.4	439.7	395.4
Other income – net	19.5	13.8	41.0	27.2
Total revenues	617.5	543.9	1,202.7	1,066.3
Expenses
Interest expense	180.3	127.1	334.4	242.2
Operating expenses:
Administrative and operating expenses	111.2	115.3	214.3	237.9
Fees paid to John Deere	16.8	15.4	33.0	32.8
Provision for credit losses	13.3	24.6	16.1	28.3
Depreciation of equipment on operating leases	170.5	160.7	337.8	316.9
Total operating expenses	311.8	316.0	601.2	615.9
Total expenses	492.1	443.1	935.6	858.1
Income of consolidated group before income taxes	125.4	100.8	267.1	208.2
Provision (credit) for income taxes	6.6	36.6	(250.3)	70.2
Income of consolidated group	118.8	64.2	517.4	138.0
Equity in income of unconsolidated affiliate	.4	.3	1.2	.8
Net income	119.2	64.5	518.6	138.8
Less: Net income attributable to noncontrolling interests				.1
Net income attributable to the Company	$119.2	$64.5	$518.6	$138.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017

Net income	$119.2	$64.5	$518.6	$138.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(17.2)	7.4	13.8	1.6
Unrealized gain (loss) on derivatives	4.9	(.2)	10.2	2.0
Other comprehensive income (loss), net of income taxes	(12.3)	7.2	24.0	3.6

Comprehensive income of consolidated group	106.9	71.7	542.6	142.4
Less: Comprehensive income attributable to noncontrolling interests				.1
Comprehensive income attributable to the Company	$106.9	$71.7	$542.6	$142.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	April 29	October 29	April 30
	2018	2017	2017
Assets
Cash and cash equivalents	$1,060.9	$1,055.5	$1,073.9
Receivables:
Retail notes	12,570.0	13,042.3	12,314.1
Retail notes securitized	4,337.0	4,172.3	4,295.3
Revolving charge accounts	3,152.5	3,572.6	2,990.7
Wholesale receivables	9,129.7	6,894.3	7,548.1
Financing leases	666.8	714.2	596.3
Total receivables	29,856.0	28,395.7	27,744.5
Allowance for credit losses	(114.8)	(113.8)	(113.0)
Total receivables – net	29,741.2	28,281.9	27,631.5
Other receivables	94.6	89.1	78.3
Receivables from John Deere	73.2	91.0	122.7
Equipment on operating leases – net	4,793.5	4,718.3	4,383.7
Notes receivable from John Deere	151.3	156.7
Investment in unconsolidated affiliate	15.3	13.8	12.5
Deferred income taxes	40.8	41.0	28.2
Other assets	522.2	555.5	545.4
Total Assets	$36,493.0	$35,002.8	$33,876.2

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,908.9	$2,051.2	$1,250.7
Securitization borrowings	4,287.9	4,118.7	4,224.6
John Deere	1,382.8	553.2	2,679.2
Current maturities of long-term borrowings	5,664.8	5,056.9	4,519.9
Total short-term borrowings	13,244.4	11,780.0	12,674.4
Other payables to John Deere	342.6	126.5	85.3
Accounts payable and accrued expenses	827.8	902.1	748.3
Deposits withheld from dealers and merchants	170.8	181.0	184.2
Deferred income taxes	475.7	821.6	733.6
Long-term borrowings	17,596.9	17,534.4	15,962.3
Total liabilities	32,658.2	31,345.6	30,388.1
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,383.3	2,229.7	2,085.0
Accumulated other comprehensive income (loss)	(31.8)	(55.8)	(80.2)
Total Company stockholder’s equity	3,834.3	3,656.7	3,487.6
Noncontrolling interests	.5	.5	.5
Total stockholder’s equity	3,834.8	3,657.2	3,488.1
Total Liabilities and Stockholder’s Equity	$36,493.0	$35,002.8	$33,876.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Six Months Ended April 29, 2018 and April 30, 2017

(Unaudited)

(in millions)

	2018	2017
Cash Flows from Operating Activities:
Net income	$518.6	$138.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	16.1	28.3
Provision for depreciation and amortization	348.8	327.8
Provision (credit) for deferred income taxes	(347.6)	18.6
Undistributed earnings of unconsolidated affiliate	(1.0)	(.6)
Change in accounts payable and accrued expenses	40.3	4.5
Change in accrued income taxes payable/receivable	(28.9)	(5.8)
Other	97.2	151.3
Net cash provided by operating activities	643.5	662.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(7,938.4)	(7,282.5)
Collections of receivables (excluding wholesale)	8,610.6	8,089.6
Increase in wholesale receivables – net	(2,195.5)	(982.5)
Cost of equipment on operating leases acquired	(1,024.4)	(1,002.7)
Proceeds from sales of equipment on operating leases	560.3	599.2
Cost of notes receivable with John Deere	(4.9)
Collections of notes receivable with John Deere	2.5
Change in restricted cash	5.7	36.2
Other	(18.2)	(29.4)
Net cash used for investing activities	(2,002.3)	(572.1)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(142.2)	866.5
Increase (decrease) in securitization borrowings – net	169.2	(773.4)
Increase in payable to John Deere – net	823.9	403.9
Proceeds from issuance of long-term borrowings	3,307.0	2,053.1
Payments of long-term borrowings	(2,412.5)	(2,402.9)
Dividends paid	(365.0)	(240.0)
Debt issuance costs	(16.5)	(12.7)
Net cash provided by (used for) financing activities	1,363.9	(105.5)

Effect of exchange rate changes on cash and cash equivalents	.3	(1.0)
Net increase (decrease) in cash and cash equivalents	5.4	(15.7)
Cash and cash equivalents at beginning of period	1,055.5	1,089.6
Cash and cash equivalents at end of period	$1,060.9	$1,073.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Six Months Ended April 30, 2017 and April 29, 2018

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 30, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4
Net income	138.8		138.7		.1
Other comprehensive income	3.6			3.6
Dividends declared	(240.0)		(240.0)
Balance April 30, 2017	$3,488.1	$1,482.8	$2,085.0	$(80.2)	$.5

Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income	518.6		518.6
Other comprehensive income	24.0			24.0
Dividends declared	(365.0)		(365.0)
Balance April 29, 2018	$3,834.8	$1,482.8	$2,383.3	$(31.8)	$.5

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2018 and 2017 were April 29, 2018 and April 30, 2017, respectively. Both periods contained 13 weeks.

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

(2)  New accounting standards adopted are as follows:

In the first quarter of 2018, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU required that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of operating profit. The ASU was adopted on a retrospective basis that decreased operating profit in the second quarter and first six months of 2018 by $2.1 million and $4.1 million, respectively, and second quarter and first six months of 2017 by $1.9 million and $3.6 million, respectively. The adoption did not impact the presentation of defined benefit pension and postretirement benefit costs on the income statement, as the Company reports both the service cost component and other components of these benefit costs in the income statement line administrative and operating expenses. In addition, only the service cost component of the benefit costs is eligible for capitalization, which was adopted beginning the first quarter of 2018.

In the first quarter of 2018, the Company adopted ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures, which did not have a material effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends ASC 740, Income Taxes. In December 2017, the U.S. government enacted new tax legislation (tax reform). This ASU incorporates SEC Staff Accounting Bulletin No. 118, which was also issued in December 2017, into the ASC. The ASU provides guidance on when to record and disclose provisional amounts related to tax reform. In addition, the ASU allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements and was effective when issued. The Company will complete the adjustments related to tax reform within the allowed period. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 8.

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

(3)    The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 30, 2016	$(84.1)	$.3	$(83.8)
Other comprehensive income (loss) items before reclassification	1.6	1.6	3.2
Amounts reclassified from accumulated other comprehensive income		.4	.4
Net current period other comprehensive income (loss)	1.6	2.0	3.6
Balance April 30, 2017	$(82.5)	$2.3	$(80.2)

Balance October 29, 2017	$(60.0)	$4.2	$(55.8)
Other comprehensive income (loss) items before reclassification	13.8	10.9	24.7
Amounts reclassified from accumulated other comprehensive income		(.7)	(.7)
Net current period other comprehensive income (loss)	13.8	10.2	24.0
Balance April 29, 2018	$(46.2)	$14.4	$(31.8)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$(17.2)		$(17.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7.1	$(1.5)	5.6
Reclassification of realized (gain) loss
Interest rate contracts – Interest expense	(.9)	.2	(.7)
Net unrealized gain (loss) on derivatives	6.2	(1.3)	4.9
Total other comprehensive income (loss)	$(11.0)	$(1.3)	$(12.3)

Six Months Ended April 29, 2018
Cumulative translation adjustment	$13.8		$13.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	14.7	$(3.8)	10.9
Reclassification of realized (gain) loss
Interest rate contracts – Interest expense	(.9)	.2	(.7)
Net unrealized gain (loss) on derivatives	13.8	(3.6)	10.2
Total other comprehensive income (loss)	$27.6	$(3.6)	$24.0

Three Months Ended April 30, 2017
Cumulative translation adjustment	$7.4		$7.4
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.6)	$.2	(.4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.4	(.2)	.2
Net unrealized gain (loss) on derivatives	(.2)		(.2)
Total other comprehensive income (loss)	$7.2		$7.2

Six Months Ended April 30, 2017
Cumulative translation adjustment	$1.6		$1.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	2.5	$(.9)	1.6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.6	(.2)	.4
Net unrealized gain (loss) on derivatives	3.1	(1.1)	2.0
Total other comprehensive income (loss)	$4.7	$(1.1)	$3.6

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	April 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$104.1	$51.1	$40.1	$195.3
Construction and forestry	89.7	43.2	34.3	167.2
Revolving charge accounts:
Agriculture and turf	16.4	9.7	25.4	51.5
Construction and forestry	2.9	1.6	.7	5.2
Wholesale receivables:
Agriculture and turf	3.0	1.8	2.1	6.9
Construction and forestry	.6			.6
Financing leases:
Agriculture and turf	12.7	3.2	.9	16.8
Construction and forestry	2.2	1.2	.7	4.1
Total Receivables	$231.6	$111.8	$104.2	$447.6

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$195.3	$70.6	$13,917.1	$14,183.0
Construction and forestry	167.2	28.8	2,528.0	2,724.0
Revolving charge accounts:
Agriculture and turf	51.5	1.5	3,015.3	3,068.3
Construction and forestry	5.2	.1	78.9	84.2
Wholesale receivables:
Agriculture and turf	6.9	5.9	7,552.2	7,565.0
Construction and forestry	.6		1,564.1	1,564.7
Financing leases:
Agriculture and turf	16.8	9.3	494.8	520.9
Construction and forestry	4.1	1.0	140.8	145.9
Total Receivables	$447.6	$117.2	$29,291.2	$29,856.0

	October 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$106.2	$48.3	$45.3	$199.8
Construction and forestry	73.0	31.9	39.2	144.1
Revolving charge accounts:
Agriculture and turf	15.4	5.6	2.3	23.3
Construction and forestry	2.9	1.1	.3	4.3
Wholesale receivables:
Agriculture and turf	4.5	1.6	2.4	8.5
Construction and forestry	.1	.1	.1	.3
Financing leases:
Agriculture and turf	8.9	7.5	3.6	20.0
Construction and forestry	.5	1.1	.1	1.7
Total Receivables	$211.5	$97.2	$93.3	$402.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$199.8	$63.1	$14,379.9	$14,642.8
Construction and forestry	144.1	24.2	2,403.5	2,571.8
Revolving charge accounts:
Agriculture and turf	23.3	1.8	3,458.7	3,483.8
Construction and forestry	4.3		84.5	88.8
Wholesale receivables:
Agriculture and turf	8.5	10.8	5,469.6	5,488.9
Construction and forestry	.3		1,405.1	1,405.4
Financing leases:
Agriculture and turf	20.0	6.2	541.3	567.5
Construction and forestry	1.7	1.7	143.3	146.7
Total Receivables	$402.0	$107.8	$27,885.9	$28,395.7

	April 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$104.8	$65.9	$59.2	$229.9
Construction and forestry	77.5	43.7	32.9	154.1
Revolving charge accounts:
Agriculture and turf	19.9	7.5	24.4	51.8
Construction and forestry	2.4	.8	.6	3.8
Wholesale receivables:
Agriculture and turf	2.2	1.9	1.1	5.2
Construction and forestry			1.5	1.5
Financing leases:
Agriculture and turf	13.6	2.9	2.2	18.7
Construction and forestry	3.0	.9	.9	4.8
Total Receivables	$223.4	$123.6	$122.8	$469.8

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$229.9	$80.9	$13,768.3	$14,079.1
Construction and forestry	154.1	24.0	2,352.2	2,530.3
Revolving charge accounts:
Agriculture and turf	51.8	2.3	2,854.6	2,908.7
Construction and forestry	3.8		78.2	82.0
Wholesale receivables:
Agriculture and turf	5.2	.2	6,385.5	6,390.9
Construction and forestry	1.5		1,155.7	1,157.2
Financing leases:
Agriculture and turf	18.7	6.1	419.0	443.8
Construction and forestry	4.8	2.0	145.7	152.5
Total Receivables	$469.8	$115.5	$27,159.2	$27,744.5

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	April 29, 2018
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.8	$39.7	$10.2	$8.4	$114.1
Provision for credit losses	3.7	8.8	.3	.5	13.3
Write-offs	(4.7)	(14.3)	(.4)	(.6)	(20.0)
Recoveries	2.0	5.5		.2	7.7
Translation adjustments	(.2)		(.2)	.1	(.3)
End of period balance	$56.6	$39.7	$9.9	$8.6	$114.8

	Six Months Ended
	April 29, 2018
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision for credit losses	6.0	8.4	.4	1.3	16.1
Write-offs	(9.9)	(18.9)	(.5)	(1.5)	(30.8)
Recoveries	4.6	10.6		.3	15.5
Translation adjustments	.2	(.1)	.1		.2
End of period balance	$56.6	$39.7	$9.9	$8.6	$114.8
Balance individually evaluated *	$.1		$2.5	$.1	$2.7

Receivables:
End of period balance	$16,907.0	$3,152.5	$9,129.7	$666.8	$29,856.0
Balance individually evaluated *	$45.8	$1.1	$10.3	$.2	$57.4

*    Remainder is collectively evaluated.

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 29, 2018 *
Receivables with specific allowance:
Retail notes	$.8	$.8	$.1	$.9
Wholesale receivables	6.7	6.7	2.5	8.1
Financing leases	.2	.2	.1	.2
Total with specific allowance	7.7	7.7	2.7	9.2

Receivables without specific allowance:
Retail notes	25.7	25.6		26.6
Wholesale receivables	1.9	1.8		4.2
Total without specific allowance	27.6	27.4		30.8
Total	$35.3	$35.1	$2.7	$40.0

Agriculture and turf	$29.4	$29.2	$2.6	$33.8
Construction and forestry	5.9	5.9	.1	6.2
Total	$35.3	$35.1	$2.7	$40.0

October 29, 2017 *
Receivables with specific allowance:
Retail notes	$2.2	$2.1	$.6	$2.2
Wholesale receivables	11.7	11.7	2.6	11.0
Total with specific allowance	13.9	13.8	3.2	13.2

Receivables without specific allowance:
Retail notes	18.3	18.0		14.0
Wholesale receivables	9.0	9.0		2.3
Total without specific allowance	27.3	27.0		16.3
Total	$41.2	$40.8	$3.2	$29.5

Agriculture and turf	$36.0	$35.6	$3.2	$23.9
Construction and forestry	5.2	5.2		5.6
Total	$41.2	$40.8	$3.2	$29.5

April 30, 2017 *
Receivables with specific allowance:
Retail notes	$4.8	$4.6	$.6	$5.0
Revolving charge accounts	2.6	2.6	2.6	2.6
Financing leases	.5	.5	.2	.5
Total with specific allowance	7.9	7.7	3.4	8.1

Receivables without specific allowance:
Retail notes	9.8	9.7		11.2
Wholesale receivables	.2	.2		.2
Total without specific allowance	10.0	9.9		11.4
Total	$17.9	$17.6	$3.4	$19.5

Agriculture and turf	$12.0	$11.9	$2.9	$13.1
Construction and forestry	5.9	5.7	.5	6.4
Total	$17.9	$17.6	$3.4	$19.5

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2018, the Company identified 212 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $11.2 million pre‑modification and $10.6 million post‑modification. During the first six months of 2017, there were 222 Receivable contracts, primarily retail notes, with aggregate balances of $4.8 million pre‑modification and $3.8 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 29, 2018, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as “Securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,488.9 million, $2,630.5 million, and $2,588.8 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,438.4 million, $2,571.1 million, and $2,522.4 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $572.8 million, $478.4 million, and $413.2 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (securitization borrowings and accrued interest) were $542.6 million, $454.1 million, and $389.7 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,383.1 million, $1,155.1 million, and $1,394.7 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,310.3 million, $1,096.3 million, and $1,315.2 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 29
2018
Carrying value of liabilities	$1,310.3
Maximum exposure to loss	1,383.1

The total assets of unconsolidated VIEs related to securitizations were approximately $35.9 billion at April 29, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Retail notes securitized	$4,337.0	$4,172.3	$4,295.3
Allowance for credit losses	(13.8)	(13.5)	(13.5)
Other assets	121.6	105.2	114.9
Total restricted securitized assets	$4,444.8	$4,264.0	$4,396.7

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Securitization borrowings	$4,287.9	$4,118.7	$4,224.6
Accrued interest on borrowings	3.4	2.8	2.7
Total liabilities related to restricted securitized assets	$4,291.3	$4,121.5	$4,227.3

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At April 29, 2018, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)  Notes receivable from John Deere:

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements range in maturity up to five years. Interest earned from John Deere was $2.3 million in the second quarter of 2018 and $5.1 million for the first six months of 2018, compared with none for the same periods in 2017.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Limited Liability Company John Deere Financial	$98.6	$102.2
Banco John Deere S.A.	52.7	54.5
Total Notes Receivable from John Deere	$151.3	$156.7

(7)  Commitments and contingencies:

At April 29, 2018, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $320.8 million of commercial paper and a fair value liability of $30.4 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $1,716.9 million that were guaranteed by Capital Corporation.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $2,176.4 million at April 29, 2018. The weighted average interest rate on the debt at April 29, 2018 was 2.2 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.0 billion at April 29, 2018. The amount of unused commitments to extend credit to customers was $27.9 billion at April 29, 2018. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At April 29, 2018, Capital Corporation had $31.0 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At April 29, 2018, the Company had restricted other assets of approximately $32.0 million. See Note 5 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(8)    On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform expected to impact the Company in fiscal year 2018 are a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax liabilities to the new corporate tax rate and the transition to a territorial tax system requires payment of a one‑time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. The Company currently plans to pay the deemed repatriation tax over an eight year period, as allowed by tax reform.

In December 2017, the SEC issued a staff accounting bulletin that allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements. The tax reform measurement period adjustments and the effects on the results of the second quarter and first six months of 2018 were as follows (in millions of dollars):

	April 29, 2018
	Three Months Ended	Six Months Ended
Net deferred tax liability remeasurement	$18.5	$322.4
Deemed earnings repatriation tax	(.1)	(15.7)
Total discrete tax benefit (expense)	$18.4	$306.7

The second quarter measurement period benefit on the net deferred tax liabilities primarily results from expanded bonus depreciation on lease transactions and a planned, voluntary contribution to U.S. pension and other postretirement benefit plans, which result in tax deductions applicable to the 2017 tax year. Further disclosure related to this contribution is included in Deere & Company’s Form 10-Q for the quarter ended April 29, 2018. The provision for income taxes was also affected by other tax reform items, primarily the lower corporate income tax rate on current year income.

The 21 percent corporate income tax rate is effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 will be approximately 23.3 percent.

The tax benefit for the first six months of 2018 is provisional as outlined below and may change during the remaining measurement period. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the first six months of 2018 provisional income tax benefit. The Company continues to analyze the provisions of tax reform addressing the net deferred tax liability remeasurement and the calculations, and the deemed earnings repatriation tax, including the determination of undistributed non-U.S. earnings. In addition, the Company is evaluating actions, including repatriating additional non-U.S. earnings and other actions that could affect the Company’s 2017 U.S. taxable income. The Company also continues to prepare its 2017 U.S. income tax returns, undergo income tax audits, and monitor potential legislative action and regulatory interpretations of tax reform.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated effects. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include them in the determination of deferred taxes.

The Company’s unrecognized tax benefits at April 29, 2018 were $41.1 million, compared to $35.5 million at October 29, 2017. The liability at April 29, 2018 consisted of approximately $19.8 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2018 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 29, 2018		October 29, 2017		April 30, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$25,418.0	$25,259.1	$24,123.1	$24,016.0	$23,349.7	$23,264.6
Retail notes securitized – net	4,323.2	4,272.5	4,158.8	4,129.6	4,281.8	4,253.0
Securitization borrowings	4,287.9	4,273.9	4,118.7	4,118.4	4,224.6	4,225.4
Current maturities of long-term borrowings	5,664.8	5,665.7	5,056.9	5,080.6	4,519.9	4,545.6
Long-term borrowings	17,596.9	17,661.7	17,534.4	17,763.6	15,962.3	16,150.7

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Receivables from John Deere
Derivatives:
Interest rate contracts	$70.2	$85.4	$115.4
Cross-currency interest rate contracts	3.0	5.6	7.3
Other assets
Derivatives:
Interest rate contracts	.9	8.1	21.1
Foreign exchange contracts	30.1	24.6	10.1
Total derivative assets *	$104.2	$123.7	$153.9

Other payables to John Deere
Derivatives:
Interest rate contracts	$341.0	$125.6	$83.5
Cross-currency interest rate contracts	1.6	.9	1.8
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts			15.2
Foreign exchange contracts		6.0
Total derivative liabilities	$342.6	$132.5	$100.5

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 29, 2018, October 29, 2017, and April 30, 2017 were $1,800.0 million, $1,700.0 million, and $1,600.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at April 29, 2018 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $9.5 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 29, 2018, October 29, 2017, and April 30, 2017 were $8,071.6 million, $8,077.2 million, and $7,055.2 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2.0 million and a gain of $.1 million during the second quarter of 2018 and 2017, respectively, and a loss of $3.3 million and a gain of $2.1 million during the first six months of 2018 and 2017, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Interest rate contracts *	$(123.9)	$31.8	$(269.5)	$(197.9)
Borrowings **	121.9	(31.7)	266.2	200.0

*    Includes changes in fair values of interest rate contracts excluding net accrued interest income of $5.2 million and $21.5 million during the second quarter of 2018 and 2017, respectively, and $17.1 million and $46.2 million during the first six months of 2018 and 2017, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $62.5 million and $58.0 million during the second quarter of 2018 and 2017, respectively, and $122.0 million and $119.4 million during the first six months of 2018 and 2017, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 29, 2018, October 29, 2017, and April 30, 2017 were $2,419.9 million, $2,311.3 million, and $2,039.1 million, the foreign exchange contracts were $1,487.4 million, $1,455.9 million, and $1,392.7 million, and the cross‑currency interest rate contracts were $82.4 million, $65.8 million, and $76.4 million, respectively. At April 29, 2018, October 29, 2017, and April 30, 2017 there were also $1,932.5 million, $1,594.3 million, and $1,873.2 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$34.0	$64.8	$91.6

Not designated as hedging instruments:
Interest rate contracts	36.2	20.6	23.8
Cross-currency interest rate contracts	3.0	5.6	7.3
Total not designated	39.2	26.2	31.1

Other Assets
Designated as hedging instruments:
Interest rate contracts		7.0	19.6

Not designated as hedging instruments:
Interest rate contracts	.9	1.1	1.5
Foreign exchange contracts	30.1	24.6	10.1
Total not designated	31.0	25.7	11.6

Total derivative assets	$104.2	$123.7	$153.9

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$309.5	$107.2	$62.9

Not designated as hedging instruments:
Interest rate contracts	31.5	18.4	20.6
Cross-currency interest rate contracts	1.6	.9	1.8
Total not designated	33.1	19.3	22.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts		6.0	15.2
Total not designated		6.0	15.2

Total derivative liabilities	$342.6	$132.5	$100.5

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended		Six Months Ended
	Expense or OCI	April 29	April 30	April 29	April 30
	Classification	2018	2017	2018	2017
Fair Value Hedges
Interest rate contracts	Interest expense	$(118.7)	$53.3	$(252.4)	$(151.7)

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	7.1	(.6)	14.7	2.5

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	.9	(.4)	.9	(.6)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(3.1)	$(2.2)	$(1.8)	$(1.6)
Foreign exchange contracts	Administrative and operating expenses *	71.9	(21.2)	(31.4)	(26.8)
Total not designated		$68.8	$(23.4)	$(33.2)	$(28.4)

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amounts were not significant.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions for the three months ended April 29, 2018 and April 30, 2017 were a loss of $120.0 million and a gain of $43.6 million, respectively. The amount the Company recognized on these affiliate party transactions for the six months ended April 29, 2018 and April 30, 2017 were losses of $254.7 million and $153.2 million, respectively.

Counterparty Risk and Collateral

The Company’s outstanding derivatives have been transacted with both unrelated external counterparties and with John Deere. For derivatives transacted with John Deere, the Company utilizes a centralized hedging structure in which John Deere enters into a derivative transaction with an unrelated external counterparty and simultaneously enters into a derivative transaction with the Company. Except for collateral provisions, the terms of the transaction between the Company and John Deere are identical to the terms of the transaction between John Deere and its unrelated external counterparty.

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At April 29, 2018, October 29, 2017, and April 30, 2017, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit‑risk‑related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement does not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of April 29, 2018. The loss sharing agreement increased the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $23.5 million and $43.0 million as of October 29, 2017 and April 30, 2017, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

April 29, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$31.0			$31.0
John Deere	73.2	$(32.9)		40.3
Liabilities
John Deere	342.6	(32.9)		309.7

October 29, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$32.7	$(.1)		$32.6
John Deere	91.0	(65.9)		25.1
Liabilities
External	6.0	(.1)		5.9
John Deere	126.5	(65.9)		60.6

April 30, 2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$31.2	$(6.2)		$25.0
John Deere	122.7	(85.3)		37.4
Liabilities
External	15.2	(6.2)		9.0
John Deere	85.3	(85.3)

(11)   The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $1.7 million for the second quarter and $3.4 million for the first six months of 2018, compared with $1.4 million and $2.8 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.6 million for the second quarter and $1.3 million for the first six months of 2018, compared with $.9 million and $1.8 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 29, 2018.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase approximately 10 percent for 2018. Industry sales in the European Union (EU) 28 nations are forecast to increase approximately 5 percent. In South America, industry sales of tractors and combines are projected to be about the same or increase about 5 percent. Asian sales are forecast to be in line with 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same or increase 5 percent for 2018. John Deere’s agriculture and turf segment sales increased 22 percent in the second quarter and 20 percent for the first six months. These sales are forecast to increase about 14 percent for fiscal year 2018. Construction equipment markets reflect continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent. John Deere’s construction and forestry segment sales increased 84 percent in the second quarter, with Wirtgen adding 60 percent, and 73 percent for the first six months, with Wirtgen adding 44 percent. These sales are forecast to increase about 83 percent in 2018, with Wirtgen adding 56 percent to the segment’s sales. Further disclosure related to the Wirtgen acquisition is included in Deere & Company’s Form 10-Q for the quarter ended April 29, 2018.

Net income attributable to the Company in fiscal year 2018 is expected to be approximately $730 million, compared to $328 million in fiscal year 2017. The forecast increase from 2017 reflects a provisional income tax benefit of $307 million associated with tax reform, in addition to a higher average portfolio and lower losses on lease residual values, partially offset by less favorable financing spreads and increased administrative and operating expenses.

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

John Deere reported higher second quarter net sales and net income from strengthening demand. Farm machinery sales in both North and South America are improving and construction equipment sales are continuing to increase sharply. John Deere made significant progress working with suppliers to increase production, but is experiencing higher raw material and freight costs. The more durable business model as well as investments in new products and businesses allows John Deere to remain confident in the present direction and believe it will continue to deliver value to customers and investors.

2018 Compared with 2017

Net income attributable to the Company was $119.2 million in the second quarter of 2018 and $518.6 million for the first six months of 2018, compared with $64.5 million and $138.7 million for the same periods last year. The increase for both periods was primarily due to a favorable provision for income taxes associated with tax reform, a higher average portfolio, lower losses on lease residual values, and lower provision for credit losses, partially offset by less favorable financing spreads.

Revenues totaled $617.5 million in the second quarter and $1,202.7 million for the first six months of 2018, compared with $543.9 million and $1,066.3 million for the same periods last year. Finance income earned on retail notes totaled $368.9 million for the first six months of 2018, compared with $341.0 million for the same period in 2017. The increase was primarily due to higher average financing rates. Revenues earned on revolving charge accounts amounted to $143.9 million for the first six months of 2018, compared with $130.4 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $209.2 million for the first six months of 2018, compared with $172.3 million for the same period in 2017. The increase was primarily due to an increase in the average balance of wholesale receivables and higher average financing rates. Lease revenues totaled $439.7 million for the first six months of 2018, compared with $395.4 million for the first six months of 2017. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $161.3 million in the second quarter and $302.3 million for the first six months of 2018, compared with $127.8 million and $242.0 million for the same periods last year. The quarter and year-to-date increases were primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $180.3 million in the second quarter and $334.4 million for the first six months of 2018, compared with $127.1 million and $242.2 million for the same periods in 2017. The increases were primarily due to higher average borrowing rates and higher average borrowings.

Administrative and operating expenses were $111.2 million in the second quarter and $214.3 million for the first six months of 2018, compared with $115.3 million and $237.9 million for the same periods in 2017. The decrease for the quarter was primarily due to lower losses on lease residual values, offset by higher employment costs. The year-to-date decrease was primarily due to lower losses on lease residual values.

During the second quarter and first six months of 2018, the provision for credit losses totaled $13.3 million and $16.1 million, respectively, compared with $24.6 million and $28.3 million for the same periods in 2017. The decreases were primarily due to lower net write‑offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .19 percent in the second quarter and .11 percent for the first six months of 2018, compared with .36 percent and .21 percent for the same periods in 2017. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $170.5 million in the second quarter and $337.8 million for the first six months of 2018, compared with $160.7 million and $316.9 million for the same periods in 2017. The increases were primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was an expense of $6.6 million in the second quarter and a benefit of $250.3 million for the first six months of 2018, compared with expenses of $36.6 million and $70.2 million for the same periods in 2017. The decreases were primarily due to a provisional income tax benefit related to tax reform and a lower U.S. income tax rate.

The Company’s ratio of earnings to fixed charges was 1.69 to 1 for the second quarter of 2018, compared with 1.79 to 1 for the second quarter of 2017. The Company’s ratio of earnings to fixed charges was 1.79 to 1 for the first six months of 2018, compared to 1.85 to 1 for the first six months of 2017. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	April 29	April 30
	2018	2017	$ Change	% Change
Retail notes:
Agriculture and turf	$1,930.0	$1,769.5	$160.5	9%
Construction and forestry	431.4	369.6	61.8	17
Total retail notes	2,361.4	2,139.1	222.3	10
Revolving charge accounts	1,578.3	1,582.9	(4.6)
Financing leases	98.5	105.1	(6.6)	(6)
Equipment on operating leases	599.6	579.7	19.9	3
Total Receivables and Leases (excluding wholesale)	$4,637.8	$4,406.8	$231.0	5%

	Six Months Ended
	April 29	April 30
	2018	2017	$ Change	% Change
Retail notes:
Agriculture and turf	$3,355.5	$2,998.6	$356.9	12%
Construction and forestry	878.1	704.7	173.4	25
Total retail notes	4,233.6	3,703.3	530.3	14
Revolving charge accounts	3,511.2	3,383.8	127.4	4
Financing leases	157.7	159.1	(1.4)	(1)
Equipment on operating leases	979.2	975.5	3.7
Total Receivables and Leases (excluding wholesale)	$8,881.7	$8,221.7	$660.0	8%

Retail note volumes increased in the second quarter and first six months of 2018, compared to last year, primarily due to increases in retail sales of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 29	October 29	April 30
	2018	2017	2017
Retail notes:
Agriculture and turf	$14,183.0	$14,642.9	$14,079.1
Construction and forestry	2,724.0	2,571.7	2,530.3
Total retail notes	16,907.0	17,214.6	16,609.4
Revolving charge accounts	3,152.5	3,572.6	2,990.7
Wholesale receivables	9,129.7	6,894.3	7,548.1
Financing leases	666.8	714.2	596.3
Equipment on operating leases	4,793.5	4,718.3	4,383.7
Total Receivables and Leases	$34,649.5	$33,114.0	$32,128.2

Total Receivable amounts 30 days or more past due and still accruing finance income were $447.6 million, $402.0 million, and $469.8 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. These past due amounts represented 1.50 percent, 1.42 percent, and 1.69 percent of the Receivables financed at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $117.2 million, $107.8 million, and $115.5 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .39 percent, .38 percent, and .42 percent at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	April 29, 2018		April 30, 2017
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.0)	(.06)%	$(4.6)	(.13)%
Construction and forestry	(2.7)	(.40)	(6.1)	(.98)
Total retail notes	(4.7)	(.11)	(10.7)	(.26)
Revolving charge accounts	(14.3)	(2.03)	(17.1)	(2.58)
Wholesale receivables	(.4)	(.02)
Financing leases	(.6)	(.37)	(1.5)	(1.06)
Total write-offs	(20.0)	(.28)	(29.3)	(.44)
Recoveries:
Retail notes:
Agriculture and turf	1.4	.04	2.2	.07
Construction and forestry	.6	.09	.6	.10
Total retail notes	2.0	.05	2.8	.07
Revolving charge accounts	5.5	.78	4.8	.71
Wholesale receivables
Financing leases	.2	.12	.1	.07
Total recoveries	7.7	.11	7.7	.12
Total net write-offs	$(12.3)	(.17)%	$(21.6)	(.32)%

	Six Months Ended
	April 29, 2018		April 30, 2017
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.1)	(.06)%	$(8.6)	(.12)%
Construction and forestry	(5.8)	(.44)	(9.5)	(.76)
Total retail notes	(9.9)	(.12)	(18.1)	(.22)
Revolving charge accounts	(18.9)	(1.31)	(20.2)	(1.54)
Wholesale receivables	(.5)	(.01)	(.1)
Financing leases	(1.5)	(.45)	(2.6)	(.91)
Total write-offs	(30.8)	(.22)	(41.0)	(.31)
Recoveries:
Retail notes:
Agriculture and turf	3.5	.05	2.9	.04
Construction and forestry	1.1	.08	.8	.06
Total retail notes	4.6	.05	3.7	.04
Revolving charge accounts	10.6	.73	10.1	.77
Wholesale receivables
Financing leases	.3	.09	.2	.07
Total recoveries	15.5	.11	14.0	.11
Total net write-offs	$(15.3)	(.11)%	$(27.0)	(.20)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $170.8 million at April 29, 2018, compared with $181.0 million at October 29, 2017 and $184.2 million at April 30, 2017.

The Company’s allowance for credit losses on all Receivables financed totaled $114.8 million at April 29, 2018, $113.8 million at October 29, 2017, and $113.0 million at April 30, 2017. The allowance for credit losses represented .38 percent of the total Receivables financed at April 29, 2018, .40 percent at October 29, 2017, and .41 percent at April 30, 2017. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The Company believes its allowance is sufficient to provide for losses in its existing Receivable portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses and, results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

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

During the first six months of 2018, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $643.5 million in the first six months of 2018. Net cash provided by financing activities totaled $1,363.9 million in the first six months of 2018, resulting primarily from an increase in total external borrowings of $921.5 million and a net increase in payables to John Deere of $823.9 million, partially offset by dividends paid of $365.0 million. Net cash used for investing activities totaled $2,002.3 million in the first six months of 2018, primarily due to an increase in net wholesale receivables of $2,195.5 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $464.1 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $672.2 million. Cash and cash equivalents increased $5.4 million during the first six months of 2018.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 29, 2018, October 29, 2017, and April 30, 2017 was $1,872.2 million, $1,993.2 million, and $1,227.4 million, respectively, while the total cash and cash equivalents position was $1,060.9 million, $1,055.5 million, and $1,073.9 million, respectively. The amount of cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $82.5 million, $150.0 million, and $70.4 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 29, 2018, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 29, 2018, $1,851.5 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2018, the Company issued $3,307.0 million and retired $2,412.5 million of long-term borrowings, which were primarily medium-term notes. During the first six months of 2018, the Company also issued $1,739.2 million and retired $1,570.0 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,712.5 million. At April 29, 2018, the Company’s funding profile included $1,908.9 million of commercial paper and other notes payable, $4,287.9 million of securitization borrowings, $1,382.8 million of loans from John Deere, $23,261.7 million of unsecured term debt, and $3,834.8 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $30,841.3 million at April 29, 2018, compared with $29,314.4 million at October 29, 2017 and $28,636.7 million at April 30, 2017. Total short‑term indebtedness amounted to $13,244.4 million at April 29, 2018, compared with $11,780.0 million at October 29, 2017 and $12,674.4 million at April 30, 2017. Total long-term indebtedness amounted to $17,596.9 million at April 29, 2018, compared with $17,534.4 million at October 29, 2017 and $15,962.3 million at April 30, 2017. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 at April 29, 2018, compared with 8.0 to 1 at October 29, 2017 and 8.2 to 1 at April 30, 2017.

Stockholder’s equity was $3,834.8 million at April 29, 2018, compared with $3,657.2 million at October 29, 2017 and $3,488.1 million at April 30, 2017. The increase in the first six months of 2018 was primarily due to net income attributable to the Company of $518.6 million, partially offset by dividend payments of $365.0 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,512.9 million at April 29, 2018, $3,995.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at April 29, 2018 were 364-day credit facility agreements of $750.0 million expiring in October 2018, and $1,750.0 million expiring in April 2019. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million expiring in April 2021 and $2,500.0 million expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $365.0 million and $240.0 million in the first six months of 2018 and 2017, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 29, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 31, 2018	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and
Principal Financial Officer