Form 10-K
period 2018-10-28
DEERE JOHN CAPITAL CORP
filed 2018-12-17
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

At November 25, 2018, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At October 28, 2018, the Company had 1,657 full-time and part-time employees.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including: large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull‑behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, road building, material handling, and timber harvesting, including: backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; milling machines; recyclers; slipform pavers; surface miners; asphalt pavers; compactors; tandem and static rollers; mobile crushers and screens; mobile and stationary asphalt plants; log skidders; feller bunchers; log loaders; log forwarders; log harvesters and related logging attachments.

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

Worldwide net income attributable to Deere & Company in 2018 was $2,368 million, or $7.24 per share diluted ($7.34 basic), compared with $2,159 million, or $6.68 per share diluted ($6.76 basic), in 2017. Affecting 2018 net income were increases to the provision for income taxes of $704 million due to the enactment of U.S. tax reform legislation on December 22, 2017 (tax reform).

John Deere’s net sales and revenues increased 26 percent to $37,358 million in 2018, compared with $29,738 million in 2017. Net sales of the Equipment Operations increased 29 percent in 2018 to $33,351 million from $25,885 million last year. John Deere’s acquisition of the Wirtgen Group (Wirtgen) in December 2017 added 12 percent to net sales for the year. Sales included price realization of 1 percent with no significant currency translation effect. Net sales of the Equipment Operations in the U.S. and Canada increased 25 percent for 2018, with Wirtgen adding 4 percent. Outside the U.S. and Canada, net sales increased 34 percent for the year, with Wirtgen adding 22 percent.

The agriculture and turf segment had net sales of $23,191 million in 2018, compared with $20,167 million in 2017. The construction and forestry segment had net sales of $10,160 million in 2018, compared with $5,718 million in 2017. The financial services segment had revenues of $3,252 million in 2018, compared with $2,935 million in 2017.

Outlook for John Deere

Deere & Company’s equipment sales are projected to increase by about 7 percent for fiscal year 2019 compared with 2018. For fiscal year 2019, net income attributable to Deere & Company is forecast to be about $3.6 billion.

Agriculture and Turf.    Deere & Company’s worldwide sales of agriculture and turf equipment are forecast to be up about 3 percent for fiscal-year 2019, including a negative currency-translation effect of 2 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be about the same to 5 percent higher, helped by replacement demand for large equipment and continued demand for small tractors. Full-year industry sales in the European Union (EU)28 member nations are forecast to be about the same as a result of drought conditions in key markets. South American industry sales of tractors and combines are projected to be about the same to up 5 percent benefiting from strength in Brazil. Asian sales are forecast to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019.

Construction and Forestry.  Deere & Company’s worldwide sales of construction and forestry equipment are anticipated to be up about 15 percent for 2019, with foreign-currency rates having an unfavorable translation effect of 2 percent. The forecast includes a full year of Wirtgen sales, versus 10 months in fiscal 2018, with the two additional months adding about 5 percent to division sales for the year. The outlook reflects continued growth in U.S. housing demand as well as transportation investment and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent mainly as a result of improved demand throughout the world, led by the U.S.

Financial Services.  Net income for the financial services operations in fiscal year 2019, which includes the Company, is expected to be approximately $630 million. The outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses, a higher provision for credit losses, and less-favorable financing spreads. Financial Services net income for 2018 included a tax benefit of $341.2 million related to tax reform. Net income attributable to the Company for 2019, which does not include the financial services operations in Canada, Brazil, China, India, Russia, and Thailand or the insurance business related to extended equipment warranties, is projected to be approximately $500 million. Excluding the impact of tax reform, the outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses, less‑favorable financing spreads, and a higher provision for credit losses.

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

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2018 and 2017, the Company’s ratios were 1.78 to 1 and 1.95 to 1, respectively, and never less than 1.69 to 1 and 1.79 to 1 for any fiscal quarter of 2018 and 2017, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At October 28, 2018 and October 29, 2017, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of Capital Corporation. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan throughout the U.S. Through its John Deere Financial Multi-Use Account product, the Thrift finances revolving charge accounts offered by more than 9,000 retailers to their customers for the purchase of goods and services. John Deere Financial Multi‑Use Account customers purchase parts and service at equipment dealerships and farm inputs such as seed, crop protection products, fertilizer, and other supplies. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals, and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

The Company finances wholesale inventories of John Deere agriculture and turf and construction and forestry equipment. A large portion of the wholesale financing is provided by the Company to dealers from whom it also purchases agriculture and turf and construction and forestry retail notes. See Note 4 to the Consolidated Financial Statements under “Wholesale Receivables.”

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In certain markets, the customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources. Insurance is not required for goods purchased under revolving charge accounts.

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

Finance Rates on Retail Notes

As of October 28, 2018 and October 29, 2017, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2018	2017	2018	2017
Retail notes:	56	56	41	40
New equipment:
Agriculture and turf	56	56	39	38
Construction and forestry	48	48	38	36
Used equipment:
Agriculture and turf	58	58	46	44
Construction and forestry	46	46	34	33
Financing leases	35	36	29	32
Equipment on operating leases	40	39	32	25

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at October 28, 2018 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2018	2017	2016	2015	2014
Retail notes:
Agriculture and turf	$5,187.0	$9,473.5	$259.3	$254.2	$5.2	$15,179.2	$14,642.9	$14,965.8	$16,194.9	$17,205.5
Construction and forestry	1,243.6	1,677.6	7.5	3.0		2,931.7	2,571.7	2,502.4	2,464.1	2,255.8
Total retail notes	$6,430.6	$11,151.1	$266.8	$257.2	$5.2	18,110.9	17,214.6	17,468.2	18,659.0	19,461.3
Revolving charge accounts						3,797.6	3,572.6	3,078.5	2,680.8	2,535.9
Wholesale receivables						7,967.6	6,894.3	6,562.5	7,185.5	7,919.1
Financing leases						770.6	714.2	605.3	567.1	589.6
Equipment on operating leases						5,102.5	4,718.3	4,396.2	3,609.8	2,590.3
Total Receivables and Leases						$35,749.2	$33,114.0	$32,110.7	$32,702.2	$33,096.2

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2018	2017	2016	2015	2014
U.S.	$31,087.7	$28,863.4	$28,640.7	$29,335.7	$29,107.5
Outside the U.S.	4,661.5	4,250.6	3,470.0	3,366.5	3,988.7
Total Receivables and Leases	$35,749.2	$33,114.0	$32,110.7	$32,702.2	$33,096.2

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2018	2017	2016	2015	2014
U.S.	$424.6	$373.5	$376.2	$322.9	$230.5
Outside the U.S.	58.6	28.5	25.1	23.2	35.7
Total	$483.2	$402.0	$401.3	$346.1	$266.2

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2018	2017	2016	2015	2014
U.S.	$95.9	$85.2	$110.3	$60.3	$49.5
Outside the U.S.	46.1	22.6	13.9	26.2	21.7
Total	$142.0	$107.8	$124.2	$86.5	$71.2

See Note 5 to the Consolidated Financial Statements for the policy for placing Receivables on non-performing status.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2018	2017	2016	2015	2014

Allowance for credit losses, beginning of year	$113.8	$111.7	$109.8	$112.4	$111.4

Provision for credit losses	47.2	70.3	68.8	32.3	27.3

Write-offs:
Retail notes:
Agriculture and turf	(6.4)	(17.0)	(10.5)	(9.5)	(6.1)
Construction and forestry	(15.7)	(21.2)	(19.4)	(8.3)	(6.6)
Total retail notes	(22.1)	(38.2)	(29.9)	(17.8)	(12.7)
Revolving charge accounts	(54.1)	(52.2)	(54.3)	(36.2)	(24.6)
Wholesale receivables	(1.1)	(.2)	(4.1)	(.3)	(7.7)
Financing leases	(3.9)	(5.7)	(3.0)	(1.6)	(.5)
Operating loans					(.2)
Total write-offs	(81.2)	(96.3)	(91.3)	(55.9)	(45.7)

Recoveries:
Retail notes:
Agriculture and turf	4.7	5.8	4.3	4.7	3.3
Construction and forestry	1.7	2.0	1.5	1.8	2.2
Total retail notes	6.4	7.8	5.8	6.5	5.5
Revolving charge accounts	20.0	19.9	18.5	15.3	14.3
Wholesale receivables	.2		.1	.6	.1
Financing leases	.8	.3	.5	.2	.2
Operating loans					.1
Total recoveries	27.4	28.0	24.9	22.6	20.2
Total net write-offs	(53.8)	(68.3)	(66.4)	(33.3)	(25.5)

Translation adjustments	(.5)	.1	(.5)	(1.6)	(.8)

Allowance for credit losses, end of year	$106.7	$113.8	$111.7	$109.8	$112.4

Total net write-offs as a percentage of average Receivables	.18%	.25%	.23%	.11%	.09%

Allowance as a percentage of total Receivables, end of year	.35%	.40%	.40%	.38%	.37%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2018	2017	2016	2015	2014

Allowance for credit losses, beginning of year	$13.8	$10.7	$10.8	$11.2	$10.6

Provision for credit losses	4.3	5.2	7.1	4.4	3.9

Write-offs	(2.7)	(3.1)	(7.3)	(3.7)	(3.1)
Recoveries	1.5	.8	.6	.5	.6
Total net write-offs	(1.2)	(2.3)	(6.7)	(3.2)	(2.5)

Translation adjustments	(.5)	.2	(.5)	(1.6)	(.8)

Allowance for credit losses, end of year	$16.4	$13.8	$10.7	$10.8	$11.2

Total net write-offs as a percentage of average Receivables from outside the U.S.	.03%	.06%	.20%	.09%	.06%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.36%	.33%	.31%	.33%	.28%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at October 28, 2018, October 29, 2017, October 30, 2016, November 1, 2015, and November 2, 2014, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2018		2017		2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$20.3	49%	$29.6	52%	$29.5	54%	$27.2	56%	$29.6	57%
Construction and forestry	31.3	10	26.1	9	26.8	9	26.1	8	26.5	7
Total retail notes	51.6	59	55.7	61	56.3	63	53.3	64	56.1	64
Revolving charge accounts	42.3	12	39.7	13	39.7	11	39.7	9	39.9	8
Wholesale receivables	8.0	26	9.9	24	7.2	24	8.1	25	7.6	26
Financing leases	4.8	3	8.5	2	8.5	2	8.7	2	8.8	2
Total	$106.7	100%	$113.8	100%	$111.7	100%	$109.8	100%	$112.4	100%

The total Receivable allowance for credit losses, by geographic area, at October 28, 2018, October 29, 2017, October 30, 2016, November 1, 2015, and November 2, 2014, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2018		2017		2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$90.3	85%	$100.0	85%	$101.0	88%	$99.0	89%	$101.2	87%
Outside the U.S.	16.4	15	13.8	15	10.7	12	10.8	11	11.2	13
Total	$106.7	100%	$113.8	100%	$111.7	100%	$109.8	100%	$112.4	100%

The allowance for credit losses is an estimate of the losses inherent in the Company’s Receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical Receivable recoveries and write-offs are considered as part of the loss experience by product category. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The allowance is determined at an aggregate level by product category for all Receivables that are performing in accordance with payment terms and are not materially past due. The Company assigns loss factors to each aggregation and loss factors are applied to the applicable Receivable balance to determine the allowance level for each product category. The loss factors are determined based on quantitative and qualitative factors as described above.

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged, and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2018 and 2017.

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

In addition to rate regulation, various U.S. state and federal laws and regulations apply to some Receivables and Leases, principally retail notes for goods sold for personal, family, or household use and John Deere Financial Revolving Plan, John Deere Financial Multi-Use Account, and PowerPlan® accounts receivable. To date, these laws and regulations have not had a significant adverse effect on the Company.

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

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including potential limitations on withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products, and services. These trade restrictions, and changes in—or uncertainty surrounding—global trade policies may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world, including sales made pursuant to the United States-Mexico-Canada Agreement, which was agreed to on September 30, 2018 and which is designed to replace the North American Free Trade Agreement. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons, including financial institutions, to certain countries, or involving certain products expose John Deere to potential criminal and civil sanctions. Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Iran, and Venezuela. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on John Deere’s reputation, business, results of operations and financial condition.

Changes in government banking, monetary, and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially its construction and forestry business due to the impact of government spending on infrastructure development. The Dodd-Frank Wall Street Reform and Consumer Protection Act and its regulations impose, or may impose, additional reporting, stress testing, leverage, liquidity, capital requirements, and other supervisory and financial standards and restrictions that increase regulatory compliance costs for the Company and could adversely affect the Company’s funding activities, liquidity, structure (including relationships with affiliates), operations, and performance. Moreover, the Company’s and John Deere’s operations, including those outside of the United States, may also be impacted by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

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

John Deere’s efforts to grow its businesses depend to a large extent upon access to additional geographic markets, including, but not limited to, Brazil, China, India, and Russia, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices, and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements, repatriation of earnings, and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and its brands are widely recognized and valued in its traditional markets, the brands are less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes, and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business, results of operations and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, the Company may need to invest additional resources to protect the security of its systems.

The Company is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (PII) and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales, and adversely affect our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s properties principally consist of office equipment; Company-owned office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Miami, Florida; Rosario, Argentina; Brisbane, Australia; Santiago, Chile; Gloucester, England; Langar, England; Ormes, France; Bruchsal, Germany; Vignate, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Poznan, Poland; Parla, Spain; and Schaffhausen, Switzerland.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)

All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2018 and 2017, Capital Corporation declared and paid cash dividends of $375.0 million and $285.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales increased 15 percent in 2018 and are forecast to increase about 3 percent for 2019. Industry agricultural machinery sales in the U.S. and Canada for 2019 are forecast to be about the same to 5 percent higher, compared to 2018. Industry sales in the EU28 member nations are forecast to be about the same in 2019, while South American industry sales are projected to be about the same to 5 percent higher from 2018 levels. Asian sales are forecast to be about the same or decrease slightly in 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. John Deere’s construction and forestry sales increased 78 percent in 2018, with Wirtgen adding 53 percent for the year. The segment’s sales are forecast to increase about 15 percent in 2019. The forecast includes a full year of Wirtgen sales compared to 10 months in 2018. Global forestry industry sales are expected to increase about 10 percent in 2019, compared to 2018. Net income attributable to the Company in 2019 is expected to be approximately $500 million.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone and Argentine issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

John Deere concluded another successful year in which the performance benefited from a further improvement in market conditions and a favorable customer response to its products. At the same time, John Deere has continued to face cost pressures for raw materials, which are being addressed through pricing and cost management. John Deere’s performance has allowed for significant investments in new products and services, especially those focused on precision technologies, and for providing shareholder returns through dividend payments and share repurchases. John Deere believes it remains well positioned to capitalize on the growth in the world’s agricultural and construction equipment markets. In addition, John Deere is confident in the present direction and believes it is positioned to deliver improved operating performance and value to its customers and investors in the future.

2018 Compared with 2017

Net income attributable to the Company was $799.2 million in 2018, compared with $328.4 million in 2017. Results were higher primarily due to a tax benefit of $342.3 million related to tax reform, a higher average portfolio, lower provision for credit losses, and lower losses on lease residual values, partially offset by less‑favorable financing spreads. The ratio of earnings to fixed charges was 1.78 to 1 for 2018, compared with 1.95 to 1 for 2017.

Revenues totaled $2,532.2 million in 2018, compared with $2,227.0 million in 2017. Finance income earned on retail notes totaled $765.9 million in 2018, compared with $693.6 million in 2017. The increase was primarily due to higher average financing rates and an increase in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $330.3 million in 2018, compared with $297.2 million earned during 2017. The increase was primarily due to an increase in the average balance of revolving charge accounts and higher average financing rates. Finance income earned on wholesale receivables totaled $447.0 million in 2018, compared with $363.8 million in 2017. The increase was primarily due an increase in the average balance of wholesale receivables and higher average financing rates. Lease revenues totaled $910.2 million in 2018, compared with $812.9 million in 2017. The increase was primarily due to an increase in the average balance of leases. Revenues earned from John Deere totaled $643.2 million in 2018, compared with $521.6 million in 2017. The increase was primarily the result of increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $737.2 million in 2018, compared with $521.1 million in 2017. The increase was primarily due to higher average borrowing rates and higher average borrowings.

Administrative and operating expenses totaled $402.1 million in 2018, compared with $422.5 million in 2017. The decrease was primarily due to lower losses on lease residual values and voluntary employee‑separation program expenses in 2017, partially offset by higher employment costs, including incentive compensation.

The provision for credit losses was $47.2 million in 2018, compared with $70.3 million in 2017. The decrease was primarily due to lower net write-offs of retail notes and financing leases. Total net write-offs of Receivables financed were $53.8 million during 2018, compared with $68.3 million in 2017. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .16 percent for 2018 and .26 percent for 2017.

Depreciation of equipment on operating leases was $686.8 million in 2018, compared with $648.0 million in 2017. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was a benefit of $217.2 million in 2018, compared with an expense of $171.5 million in 2017. The decrease was primarily due to an income tax benefit related to tax reform and a lower U.S. income tax rate.

Receivables and Leases Acquired and Held

For the fiscal years ended October 28, 2018 and October 29, 2017, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
	2018	2017	% Change	2018	2017	% Change
Retail notes:
Agriculture and turf	$7,664.8	$6,613.0	16%	$15,179.2	$14,642.9	4%
Construction and forestry	1,841.7	1,442.2	28	2,931.7	2,571.7	14
Total retail notes	9,506.5	8,055.2	18	18,110.9	17,214.6	5
Revolving charge accounts	6,418.1	6,146.1	4	3,797.6	3,572.6	6
Financing leases	458.7	435.9	5	770.6	714.2	8
Equipment on operating leases	2,208.8	2,114.5	4	5,102.5	4,718.3	8
Total Receivables and Leases (excluding wholesale)	$18,592.1	$16,751.7	11%	$27,781.6	$26,219.7	6%

Retail note volumes increased primarily due to increases in retail sales of John Deere equipment. Equipment on operating lease volumes increased primarily due to increased rentals of John Deere equipment.

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at October 28, 2018 and October 29, 2017.

Total Receivable amounts 30 days or more past due and still accruing finance income were $483.2 million at October 28, 2018, compared with $402.0 million at October 29, 2017. These past due amounts represented 1.58 percent and 1.42 percent of the Receivables financed at October 28, 2018 and October 29, 2017, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $142.0 million and $107.8 million at October 28, 2018 and October 29, 2017, respectively. The total non-performing Receivables as a percentage of the ending Receivables balance was .46 percent and .38 percent at October 28, 2018 and October 29, 2017, respectively. See Note 5 to the Consolidated Financial Statements for additional past due information.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $166.0 million at October 28, 2018, compared with $181.0 million at October 29, 2017. The Company’s allowance for credit losses on all Receivables financed at October 28, 2018 totaled $106.7 million and represented .35 percent of the total Receivables financed, compared with $113.8 million and .40 percent, respectively, at October 29, 2017. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

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

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $181.0 million at October 29, 2017, compared with $205.9 million at October 30, 2016. The Company’s allowance for credit losses on all Receivables financed at October 29, 2017 totaled $113.8 million and represented .40 percent of the total Receivables financed, compared with $111.7 million and .40 percent, respectively, at October 30, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

Capital Resources and Liquidity

The cash provided by operating activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,189.0 million in 2018. Cash provided by financing activities totaled $2,046.0 million, resulting primarily from a net increase in total external borrowings of $1,617.1 million and an increase in payables to John Deere of $832.5 million, partially offset by dividends paid of $375.0 million. Cash used for investing activities totaled $3,663.5 million in 2018, primarily due to the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $1,350.5 million, an increase in wholesale receivables of $1,132.1 million, and the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $1,118.5 million. Cash and cash equivalents decreased $447.1 million during 2018.

Over the last three years, operating activities have provided $4,083.9 million in cash. In addition, an increase in total borrowings of $2,500.5 million provided cash inflows. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sale of equipment on operating leases by $5,677.3 million and to pay $1,145.0 million in dividends. Cash and cash equivalents decreased $555.3 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 28, 2018 and October 29, 2017 was approximately $1,987.3 million and $1,993.2 million, respectively, while the total cash and cash equivalents position was $608.4 million and $1,055.5 million, respectively. The amount of cash and cash equivalents held by foreign subsidiaries was approximately $108.3 million and $150.0 million at October 28, 2018 and October 29, 2017, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 28, 2018, this facility had a total capacity, or “financing limit,” of up to $3,500.0 million of secured financings at any time. The facility was renewed in November 2018 with a capacity of $3,500.0 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 28, 2018, $1,364.3 million of short‑term securitization borrowings was outstanding under the agreement.

During 2018, the Company issued $6,818.0 million and retired $5,055.9 million of long-term borrowings, which were primarily medium-term notes. During 2018, the Company also issued $2,600.6 million and retired $2,837.6 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,915.7 million. At October 28, 2018, the Company’s funding profile included $2,112.9 million of commercial paper and other notes payable, $3,881.7 million of securitization borrowings, $1,376.8 million of intercompany loans from John Deere, $24,019.8 million of unsecured term debt, and $4,070.0 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $31,391.2 million at October 28, 2018, compared with $29,314.4 million at October 29, 2017. Total short-term indebtedness amounted to $11,959.0 million at October 28, 2018, compared with $11,780.0 million at October 29, 2017. Total long-term indebtedness amounted to $19,432.2 million at October 28, 2018, compared with $17,534.4 million at October 29, 2017. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.7 to 1 and 8.0 to 1 at October 28, 2018 and October 29, 2017, respectively.

Stockholder’s equity was $4,070.0 million at October 28, 2018, compared with $3,657.2 million at October 29, 2017. The increase in 2018 was primarily due to net income attributable to the Company of $799.2 million, partially offset by dividend payments of $375.0 million and a change in the cumulative translation adjustment of $20.7 million.

Capital Corporation declared and paid cash dividends to JDFS of $375.0 million in 2018 and $285.0 million in 2017. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,625.6 million at October 28, 2018, $3,723.7 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 28, 2018 were 364-day credit facility agreements of $1,750.0 million, expiring in April 2019, and $750.0 million, expiring in October 2019. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2021, and $2,500.0 million, expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at October 28, 2018 that were not material and for which it believes the probability for payment is substantially remote. The Company had no accrued liability at October 28, 2018 related to these contingencies.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at October 28, 2018 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt*	$31,815.8	**	$10,212.3	$11,617.3	$6,260.6	$3,725.6
Interest relating to debt***	2,636.1		709.8	1,076.3	534.1	315.9
Accounts payable	209.4		209.4
Deposits withheld from dealers and merchants	166.0		66.7	74.1	23.6	1.6
Off-balance-sheet
Purchase obligations	16.6		3.4	4.2	4.2	4.8
Operating leases	5.9		1.9	2.7	1.3
Total	$34,849.8		$11,203.5	$12,774.6	$6,823.8	$4,047.9

*             Principal payments.

**        Payments related to securitization borrowings of $3,886.3 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $36.3 million at October 28, 2018 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings, and lease obligations, see Notes 9, 10, and 11, respectively, to the Consolidated Financial Statements.

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

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the Company’s Receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 28, 2018, October 29, 2017, and October 30, 2016 was $106.7 million, $113.8 million, and $111.7 million, respectively. The allowance decreased in 2018 compared to 2017 due primarily to decreases in loss experience, and increased in 2017 compared to 2016 due primarily to growth in the receivable portfolio.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one factor used in determining the allowance for credit losses. Compared to the average loss experience over the last five fiscal years, this percent has varied by an average of approximately plus or minus .06 percent. Holding other factors constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .06 percent, the allowance for credit losses at October 28, 2018 would increase or decrease by approximately $18 million.

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

The total operating lease residual values at October 28, 2018, October 29, 2017, and October 30, 2016 were $3,740.9 million, $3,471.9 million, and $3,353.1 million, respectively. The changes in 2018 and 2017 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $140.3 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at October 28, 2018 and October 29, 2017, would have been approximately $68.8 million and $83.0 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 28, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 28, 2018, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 28, 2018, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended October 28, 2018 and October 29, 2017, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 28, 2018 and October 29, 2017, were $3.3 million and $3.2 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended October 28, 2018 and October 29, 2017 were $.2 million in both years. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 28, 2018 and October 29, 2017.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 28, 2018 and October 29, 2017.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2018 proxy statement. During the fiscal year ended October 28, 2018, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 30.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 73.

Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 28, 2018 and October 29, 2017, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years ended October 28, 2018, October 29, 2017 and October 30, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 28, 2018 and October 29, 2017, and the results of its operations and its cash flows for each of the three years ended October 28, 2018, October 29, 2017 and October 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2018

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 28, 2018, October 29, 2017, and October 30, 2016

(in millions)

	2018	2017	2016
Revenues
Finance income earned on retail notes	$765.9	$693.6	$695.0
Revolving charge account income	330.3	297.2	260.7
Finance income earned on wholesale receivables	447.0	363.8	354.5
Lease revenues	910.2	812.9	740.2
Other income – net	78.8	59.5	43.8
Total revenues	2,532.2	2,227.0	2,094.2
Expenses
Interest expense	737.2	521.1	422.1
Operating expenses:
Administrative and operating expenses	402.1	422.5	466.9
Fees paid to John Deere	79.0	66.3	51.7
Provision for credit losses	47.2	70.3	68.8
Depreciation of equipment on operating leases	686.8	648.0	564.5
Total operating expenses	1,215.1	1,207.1	1,151.9
Total expenses	1,952.3	1,728.2	1,574.0
Income of consolidated group before income taxes	579.9	498.8	520.2
Provision (credit) for income taxes	(217.2)	171.5	180.3
Income of consolidated group	797.1	327.3	339.9
Equity in income of unconsolidated affiliate	1.9	1.2	1.6
Net income	799.0	328.5	341.5
Less: Net income (loss) attributable to noncontrolling interests	(.2)	.1	(.1)
Net income attributable to the Company	$799.2	$328.4	$341.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 28, 2018, October 29, 2017, and October 30, 2016

(in millions)

	2018	2017	2016

Net income	$799.0	$328.5	$341.5

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(20.7)	24.1	(23.7)
Unrealized gain on derivatives	9.1	3.9	3.0
Other comprehensive income (loss), net of income taxes	(11.6)	28.0	(20.7)

Comprehensive income of consolidated group	787.4	356.5	320.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	(.2)	.1	(.1)
Comprehensive income attributable to the Company	$787.6	$356.4	$320.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 28, 2018 and October 29, 2017

(in millions)

	2018	2017
Assets
Cash and cash equivalents	$608.4	$1,055.5
Receivables:
Retail notes	14,156.0	13,042.3
Retail notes securitized	3,954.9	4,172.3
Revolving charge accounts	3,797.6	3,572.6
Wholesale receivables	7,967.6	6,894.3
Financing leases	770.6	714.2
Total receivables	30,646.7	28,395.7
Allowance for credit losses	(106.7)	(113.8)
Total receivables – net	30,540.0	28,281.9
Other receivables	532.0	89.1
Receivables from John Deere	59.3	91.0
Equipment on operating leases – net	5,102.5	4,718.3
Notes receivable from John Deere	195.4	156.7
Investment in unconsolidated affiliate	15.2	13.8
Deferred income taxes	36.8	41.0
Other assets	575.9	555.5
Total Assets	$37,665.5	$35,002.8

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,112.9	$2,051.2
Securitization borrowings	3,881.7	4,118.7
John Deere	1,376.8	553.2
Current maturities of long-term borrowings	4,587.6	5,056.9
Total short-term borrowings	11,959.0	11,780.0
Other payables to John Deere	342.5	126.5
Accounts payable and accrued expenses	871.6	902.1
Deposits withheld from dealers and merchants	166.0	181.0
Deferred income taxes	824.2	821.6
Long-term borrowings	19,432.2	17,534.4
Total liabilities	33,595.5	31,345.6
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,652.4	2,229.7
Accumulated other comprehensive income (loss)	(65.9)	(55.8)
Total Company stockholder’s equity	4,069.3	3,656.7
Noncontrolling interests	.7	.5
Total stockholder’s equity	4,070.0	3,657.2
Total Liabilities and Stockholder’s Equity	$37,665.5	$35,002.8

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 28, 2018, October 29, 2017, and October 30, 2016

(in millions)

	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$799.0	$328.5	$341.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47.2	70.3	68.8
Provision for depreciation and amortization	709.7	670.0	577.7
Provision for deferred income taxes	3.7	92.8	277.8
Impairment charges			59.7
Undistributed earnings of unconsolidated affiliate	(1.8)	(1.1)	(1.5)
Change in accounts payable and accrued expenses	63.7	58.6	13.2
Change in accrued income taxes payable/receivable	(496.3)	33.2	(13.1)
Other	63.8	156.4	162.1
Net cash provided by operating activities	1,189.0	1,408.7	1,486.2

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(16,435.7)	(14,644.7)	(13,523.7)
Collections of receivables (excluding wholesale)	15,085.2	14,176.8	14,220.1
Decrease (increase) in wholesale receivables – net	(1,132.1)	(273.0)	591.2
Cost of equipment on operating leases acquired	(2,204.8)	(2,099.4)	(2,497.9)
Proceeds from sales of equipment on operating leases	1,086.3	1,073.7	900.7
Cost of notes receivable with John Deere	(58.3)	(160.3)
Collections of notes receivable with John Deere	8.5	8.1
Change in restricted cash	22.5	18.0	(10.0)
Other	(35.1)	(41.2)	28.6
Net cash used for investing activities	(3,663.5)	(1,942.0)	(291.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	92.0	1,663.5	(1,979.7)
Increase (decrease) in securitization borrowings – net	(237.0)	(879.6)	412.3
Increase (decrease) in payable to John Deere – net	832.5	(1,727.7)	1,161.8
Proceeds from issuance of long-term borrowings	6,818.0	6,264.0	4,096.8
Payments of long-term borrowings	(5,055.9)	(4,508.8)	(4,451.7)
Dividends paid	(375.0)	(285.0)	(485.0)
Capital investment from John Deere	.4		.1
Debt issuance costs	(29.0)	(30.5)	(26.0)
Net cash provided by (used for) financing activities	2,046.0	495.9	(1,271.4)

Effect of exchange rate changes on cash and cash equivalents	(18.6)	3.3	2.1
Net decrease in cash and cash equivalents	(447.1)	(34.1)	(74.1)
Cash and cash equivalents at the beginning of year	1,055.5	1,089.6	1,163.7
Cash and cash equivalents at the end of year	$608.4	$1,055.5	$1,089.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 30, 2016, October 29, 2017, and October 28, 2018

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 1, 2015	$3,749.8	$1,482.8	$2,329.7	$(63.1)	$.4
Net income (loss)	341.5		341.6		(.1)
Other comprehensive loss	(20.7)			(20.7)
Dividends declared	(485.0)		(485.0)
Capital investment	.1				.1
Balance October 30, 2016	3,585.7	1,482.8	2,186.3	(83.8)	.4
Net income	328.5		328.4		.1
Other comprehensive income	28.0			28.0
Dividends declared	(285.0)		(285.0)
Balance October 29, 2017	3,657.2	1,482.8	2,229.7	(55.8)	.5
Net income (loss)	799.0		799.2		(.2)
Other comprehensive loss	(11.6)			(11.6)
Dividends declared	(375.0)		(375.0)
Capital investment	.4				.4
ASU No. 2018-02 adoption *			(1.5)	1.5
Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7

*  See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Consolidation

Corporate Organization

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. The Company conducts business in Australia, New Zealand, the U.S., and in several countries in Africa, Asia, Europe, and Latin America. Deere & Company and its wholly-owned subsidiaries are collectively called John Deere.

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

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2018, 2017, and 2016 were October 28, 2018, October 29, 2017, and October 30, 2016, respectively. All fiscal years contained 52 weeks.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. See Note 6 for more information on these restricted retail notes.

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2018, 2017, and 2016 were $11.4 million, $8.1 million, and $13.9 million, respectively.

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

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends ASC 740, Income Taxes. This ASU incorporates SEC Staff Accounting Bulletin No. 118, which was issued in December 2017, into the ASC. The ASU provides guidance on when to record and disclose provisional amounts related to tax reform. In addition, the ASU allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements and was effective when issued. The Company will complete the adjustments related to tax reform within the allowed period. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 16.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement – Reporting Comprehensive Income. Included in the provisions of tax reform is a reduction of the corporate income tax rate from 35 percent to 21 percent. Accounting principles generally accepted in the U.S. require that deferred taxes are remeasured to the new corporate tax rate in the period legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in OCI. This treatment results in the items in OCI not reflecting the appropriate tax rate, which are referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. The Company early adopted this ASU in the fourth quarter of 2018. The stranded tax effects reclassified from OCI to retained earnings were $1.5 million.

New Accounting Standards to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, and licensing arrangements. The Company will adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in other comprehensive income. The effective date will be the first quarter of fiscal year 2019. The Company did not own any available-for-sale equities at October 28, 2018. As a result, the adoption will not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 842, Leases and ASU No. 2018‑11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions impacting the Company in these ASUs are an option that will not require prior periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements and plans to adopt the ASU using the modified‑retrospective approach that will not require prior periods to be restated.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019 and will be adopted using a retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The effective date will be the first quarter of fiscal year 2019 and will be adopted using a retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. The ASU will be adopted on a prospective basis. The effective date is the first quarter of fiscal year 2019. The adoption will not have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal year 2020, with early adoption permitted. The Company will adopt the ASU in the first quarter of fiscal year 2019 and the adoption will not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company will early adopt the ASU in the first quarter of fiscal year 2019. The adoption will not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. This ASU requires customers in a hosting arrangement that is a service contract to evaluate the implementation costs of the hosting arrangement using the guidance to develop internal-use software. The project development stage determines the implementation costs that are capitalized or expensed. Capitalized implementation costs are amortized over the term of the service arrangement and are presented in the same income statement line item as the service contract costs. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted. The Company will adopt the ASU on a prospective basis. The Company is evaluating the potential effects on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The Company will early adopt the ASU in the first quarter of fiscal year 2019. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

Retail notes receivable by product category at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018		2017
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf – new	$8,202.8	$1,438.8	$7,300.4	$1,554.1
Agriculture and turf – used	4,095.8	2,001.8	4,179.0	2,097.4
Construction and forestry – new	2,084.9	518.3	1,731.3	521.6
Construction and forestry – used	359.5	79.0	319.5	77.0
Total	14,743.0	4,037.9	13,530.2	4,250.1
Unearned finance income	(587.0)	(83.0)	(487.9)	(77.8)
Retail notes receivable	$14,156.0	$3,954.9	$13,042.3	$4,172.3

Retail notes acquired by the Company during the years ended October 28, 2018, October 29, 2017, and October 30, 2016 had an average original term (based on dollar amounts) of 56 months, 56 months, and 55 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2018, 2017, and 2016 was 41 months, 40 months, and 37 months, respectively.

Gross retail note installments at October 28, 2018 and October 29, 2017 were scheduled to be received as follows (in millions of dollars):

	2018		2017
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$4,801.2	$1,886.0	$4,424.7	$2,027.6
13-24 months	3,679.8	1,140.2	3,405.6	1,256.1
25-36 months	2,887.3	637.9	2,651.4	671.8
37-48 months	1,994.9	307.2	1,819.5	242.8
49-60 months	1,106.1	64.4	992.5	50.2
Over 60 months	273.7	2.2	236.5	1.6
Total	$14,743.0	$4,037.9	$13,530.2	$4,250.1

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture and turf (new and used):
Seasonal payments	10% - 30%	3 - 7 years
Monthly payments	10% - 20%	36 - 84 months
Construction and forestry:
New	10%	48 - 60 months
Used	15%	36 - 48 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2018, the average effective yield on retail notes held by the Company was approximately 4.5 percent, compared with 4.1 percent in 2017 and 3.9 percent in 2016. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 37 percent, 34 percent, and 30 percent in 2018, 2017, and 2016, respectively. During 2018, 2017, and 2016, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $282.5 million, $236.4 million, and $211.0 million, respectively.

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

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In certain markets, the customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan. John Deere Financial Multi-Use Account is primarily used by farmers and ranchers to finance day-to-day operating expenses, such as parts and services. Merchants, including agribusinesses and dealers, offer John Deere Financial Multi-Use Account as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial Multi-Use Account income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance day‑to-day operating expenses, such as parts and services, and is otherwise similar to John Deere Financial Multi-Use Account. John Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from sponsoring merchants.

During 2018, 2017, and 2016, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $12.7 million, $13.6 million, and $11.3 million, respectively. Revolving charge accounts receivable at October 28, 2018 and October 29, 2017 totaled $3,797.6 million and $3,572.6 million, and were net of unearned interest income of $44.0 million and $46.4 million for the same periods, respectively. Generally, account holders may pay the account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 28, 2018 and October 29, 2017 totaled $7,967.6 million and $6,894.3 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2018, 2017, and 2016, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $285.0 million, $225.5 million, and $209.7 million, respectively.

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

Financing leases receivable by product category at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018	2017
Agriculture and turf	$423.0	$408.4
Construction and forestry	150.6	151.7
Total	573.6	560.1
Estimated residual values	272.9	222.3
Unearned finance income	(75.9)	(68.2)
Financing leases receivable	$770.6	$714.2

Initial lease terms for financing leases generally range from 4 months to 72 months. Payments on financing leases receivable at October 28, 2018 and October 29, 2017 were scheduled as follows (in millions of dollars):

	2018	2017
Due in:
0-12 months	$217.4	$216.0
13-24 months	157.4	147.5
25-36 months	113.2	106.8
37-48 months	53.3	59.4
Over 48 months	32.3	30.4
Total	$573.6	$560.1

Deposits withheld from John Deere dealers and related credit losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2018, 2017, and 2016, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $3.8 million, $3.0 million, and $2.3 million, respectively.

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at October 28, 2018 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$119.7	$67.5	$57.5	$244.7
Construction and forestry	75.9	44.8	49.7	170.4
Revolving charge accounts:
Agriculture and turf	22.8	8.3	4.6	35.7
Construction and forestry	4.0	1.2	.8	6.0
Wholesale receivables:
Agriculture and turf	1.7	.4	1.1	3.2
Construction and forestry	1.2			1.2
Financing leases:
Agriculture and turf	9.9	6.1	2.3	18.3
Construction and forestry	1.7	1.1	.9	3.7
Total Receivables	$236.9	$129.4	$116.9	$483.2

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$244.7	$95.9	$14,838.6	$15,179.2
Construction and forestry	170.4	28.5	2,732.8	2,931.7
Revolving charge accounts:
Agriculture and turf	35.7	1.3	3,659.2	3,696.2
Construction and forestry	6.0		95.4	101.4
Wholesale receivables:
Agriculture and turf	3.2	7.3	6,135.5	6,146.0
Construction and forestry	1.2		1,820.4	1,821.6
Financing leases:
Agriculture and turf	18.3	8.4	597.5	624.2
Construction and forestry	3.7	.6	142.1	146.4
Total Receivables	$483.2	$142.0	$30,021.5	$30,646.7

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

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
2018
Allowance:
Beginning of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision (credit) for credit losses	11.9	36.7	(.8)	(.6)	47.2
Write-offs	(22.1)	(54.1)	(1.1)	(3.9)	(81.2)
Recoveries	6.4	20.0	.2	.8	27.4
Translation adjustments	(.3)		(.2)		(.5)
End of year balance	$51.6	$42.3	$8.0	$4.8	$106.7
Balance individually evaluated *	$.1		$2.8		$2.9

Receivables:
End of year balance	$18,110.9	$3,797.6	$7,967.6	$770.6	$30,646.7
Balance individually evaluated *	$59.2	$2.3	$8.8		$70.3

2017
Allowance:
Beginning of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision for credit losses	29.7	32.3	3.0	5.3	70.3
Write-offs	(38.2)	(52.2)	(.2)	(5.7)	(96.3)
Recoveries	7.8	19.9		.3	28.0
Translation adjustments	.1		(.1)	.1	.1
End of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Balance individually evaluated *	$.6		$2.6		$3.2

Receivables:
End of year balance	$17,214.6	$3,572.6	$6,894.3	$714.2	$28,395.7
Balance individually evaluated *	$41.0	$3.1	$24.0	$4.0	$72.1

2016
Allowance:
Beginning of year balance	$53.3	$39.7	$8.1	$8.7	$109.8
Provision for credit losses	27.3	35.8	3.1	2.6	68.8
Write-offs	(29.9)	(54.3)	(4.1)	(3.0)	(91.3)
Recoveries	5.8	18.5	.1	.5	24.9
Translation adjustments	(.2)			(.3)	(.5)
End of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Balance individually evaluated *	$2.3		$.2	$.1	$2.6

Receivables:
End of year balance	$17,468.2	$3,078.5	$6,562.5	$605.3	$27,714.5
Balance individually evaluated *	$44.5	$8.4	$.8	$.6	$54.3

*  Remainder is collectively evaluated.

Investments in non-performing Receivables at October 28, 2018 and October 29, 2017 were $142.0 million and $107.8 million, respectively. These Receivables as a percentage of total Receivables outstanding were .46 percent and .38 percent at October 28, 2018 and October 29, 2017, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $483.2 million at October 28, 2018, compared with $402.0 million at October 29, 2017. These past due amounts represented 1.58 percent and 1.42 percent of total Receivables outstanding at October 28, 2018 and October 29, 2017, respectively. The allowance for credit losses as a percentage of total Receivables outstanding represented .35 percent at October 28, 2018 and .40 percent at October 29, 2017. In addition, at October 28, 2018 and October 29, 2017, the Company had $132.3 million and $129.1 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are past due, have provided bankruptcy notification, or require significant collection efforts. Receivables, which are impaired, are generally classified as non-performing.

An analysis of impaired Receivables at October 28, 2018 and October 29, 2017 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2018 *
Receivables with specific allowance:
Retail notes	$.8	$.6	$.1	$.9
Wholesale receivables	5.8	5.8	2.8	6.7
Total with specific allowance	6.6	6.4	2.9	7.6

Receivables without specific allowance:
Retail notes	23.9	23.6		26.1
Wholesale receivables	2.4	2.4		2.6
Total without specific allowance	26.3	26.0		28.7
Total	$32.9	$32.4	$2.9	$36.3

Agriculture and turf	$28.8	$28.4	$2.9	$31.7
Construction and forestry	4.1	4.0		4.6
Total	$32.9	$32.4	$2.9	$36.3

2017 *
Receivables with specific allowance:
Retail notes	$2.2	$2.1	$.6	$2.2
Wholesale receivables	11.7	11.7	2.6	11.0
Total with specific allowance	13.9	13.8	3.2	13.2

Receivables without specific allowance:
Retail notes	18.3	18.0		14.0
Wholesale receivables	9.0	9.0		2.3
Total without specific allowance	27.3	27.0		16.3
Total	$41.2	$40.8	$3.2	$29.5

Agriculture and turf	$36.0	$35.6	$3.2	$23.9
Construction and forestry	5.2	5.2		5.6
Total	$41.2	$40.8	$3.2	$29.5

*  Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2018, 2017, and 2016, the Company identified 378, 424, and 150 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $18.0 million, $14.0 million, and $5.0 million pre-modification and $17.3 million, $12.6 million, and $4.0 million post-modification, respectively. In 2017, there were $2.0 million of troubled debt restructurings that subsequently defaulted and were written off. In 2018 and 2016, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 28, 2018, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(6.4)	(.04)%	$(17.0)	(.12)%	$(10.5)	(.07)%
Construction and forestry	(15.7)	(.57)	(21.2)	(.85)	(19.4)	(.79)
Total retail notes	(22.1)	(.13)	(38.2)	(.23)	(29.9)	(.17)
Revolving charge accounts	(54.1)	(1.67)	(52.2)	(1.76)	(54.3)	(2.13)
Wholesale receivables	(1.1)	(.01)	(.2)		(4.1)	(.05)
Financing leases	(3.9)	(.55)	(5.7)	(.92)	(3.0)	(.54)
Total write-offs	(81.2)	(.27)	(96.3)	(.35)	(91.3)	(.32)
Recoveries:
Retail notes:
Agriculture and turf	4.7	.03	5.8	.04	4.3	.03
Construction and forestry	1.7	.06	2.0	.08	1.5	.06
Total retail notes	6.4	.04	7.8	.05	5.8	.03
Revolving charge accounts	20.0	.62	19.9	.68	18.5	.73
Wholesale receivables	.2				.1
Financing leases	.8	.11	.3	.05	.5	.09
Total recoveries	27.4	.09	28.0	.10	24.9	.09
Total net write-offs	$(53.8)	(.18)%	$(68.3)	(.25)%	$(66.4)	(.23)%

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,592.4 million and $2,630.5 million at October 28, 2018 and October 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,519.6 million and $2,571.1 million at October 28, 2018 and October 29, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $427.9 million and $478.4 million at October 28, 2018 and October 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) were $399.8 million and $454.1 million at October 28, 2018 and October 29, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,033.2 million and $1,155.1 million at October 28, 2018 and October 29, 2017, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $965.5 million and $1,096.3 million at October 28, 2018 and October 29, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 28 was as follows (in millions of dollars):

2018
Carrying value of liabilities	$965.5
Maximum exposure to loss	1,033.2

The total assets of unconsolidated VIEs related to securitizations were approximately $34.7 billion at October 28, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018	2017
Retail notes securitized	$3,954.9	$4,172.3
Allowance for credit losses	(9.6)	(13.5)
Other assets	108.2	105.2
Total restricted securitized assets	$4,053.5	$4,264.0

The components of consolidated secured borrowings and other liabilities related to securitizations at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018	2017
Securitization borrowings	$3,881.7	$4,118.7
Accrued interest on borrowings	3.2	2.8
Total liabilities related to restricted securitized assets	$3,884.9	$4,121.5

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 28, 2018, the maximum remaining term of all restricted securitized retail notes was approximately six years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the lease terms. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2018 and 2017, the Company recorded no impairment losses on operating leases, and $31.1 million in 2016. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at October 28, 2018 and October 29, 2017 was as follows (in millions of dollars):

	2018	2017
Agriculture and turf	$4,727.0	$4,418.6
Construction and forestry	1,592.7	1,364.9
Total	6,319.7	5,783.5
Accumulated depreciation	(1,217.2)	(1,065.2)
Equipment on operating leases – net	$5,102.5	$4,718.3

Initial lease terms for equipment on operating leases generally range from 12 months to 60 months. Rental payments for equipment on operating leases at October 28, 2018 and October 29, 2017 were scheduled as follows (in millions of dollars):

	2018	2017
Due in:
0-12 months	$644.1	$581.0
13-24 months	414.4	354.4
25-36 months	202.8	165.8
37-48 months	83.8	71.0
Over 48 months	12.4	9.8
Total	$1,357.5	$1,182.0

Deposits withheld from John Deere dealers and related credit losses on operating leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on operating leases related to construction and forestry equipment. At October 28, 2018 and October 29, 2017, the Company also had $33.7 million and $51.9 million, respectively, of deposits withheld from John Deere dealers available for potential losses on residual values. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2018, 2017, and 2016, the operating lease revenue earned from John Deere was $39.2 million, $30.9 million, and $28.7 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in other assets at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated. During 2018 and 2017, the Company recorded no impairment losses on matured operating lease inventory, and $28.6 million in 2016. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $80.0 million and $76.0 million at October 28, 2018 and October 29, 2017, respectively.

Note 8. Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next six years. Interest earned from John Deere was $11.1 million, $3.4 million, and none in 2018, 2017, and 2016, respectively.

The Company had notes receivable from John Deere at October 28, 2018 and October 29, 2017 with the following affiliated companies as follows (in millions of dollars):

	2018	2017
Limited Liability Company John Deere Financial	$123.5	$102.2
Banco John Deere S.A.	71.9	54.5
Total Notes Receivable from John Deere	$195.4	$156.7

Note 9. Short-Term Borrowings

Short-term borrowings of the Company at October 28, 2018 and October 29, 2017 consisted of the following (in millions of dollars):

	2018		2017
Commercial paper and other notes payable	$2,112.9		$2,051.2
Securitization borrowings	3,881.7		4,118.7
John Deere	1,376.8		553.2
Current maturities of long-term borrowings	4,587.6	*	5,056.9	*
Total	$11,959.0		$11,780.0

*            Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $3,881.7 million, which are net of debt acquisition costs, at October 28, 2018 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2019 - $2,125.4, 2020 - $1,056.2, 2021 - $533.4, 2022 - $160.4, 2023 - $10.3, and 2024 - $.6. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rates on total short-term borrowings, excluding current maturities of long‑term borrowings, at October 28, 2018 and October 29, 2017, were 2.6 percent and 1.7 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,625.6 million at October 28, 2018. Some of these credit lines are available to both the Company and Deere & Company. At October 28, 2018, $3,723.7 million of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short‑term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 28, 2018 were 364-day credit facility agreements of $1,750.0 million, expiring in April 2019, and $750.0 million, expiring in October 2019. In addition, total credit lines included long‑term credit facility agreements of $2,500.0 million, expiring in April 2021, and $2,500.0 million, expiring in April 2022. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

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

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at October 28, 2018 and October 29, 2017 consisted of the following (in millions of dollars):

	2018		2017
Senior Debt:
Medium-term notes due 2019-2028 (principal $19,308.2 - 2018, $17,121.1 - 2017):	$18,958.2	*	$17,049.9	*
Average interest rate of 2.8% - 2018, 2.0% - 2017
2.75% Senior notes due 2022 ($500.0 principal):	489.3	*	501.5	*
Swapped $500.0 to variable interest rate of 3.5% - 2018, 2.0% - 2017
Other notes	34.4		30.8
Total senior debt	19,481.9		17,582.2
Unamortized debt discount and debt issuance costs	(49.7)		(47.8)
Total **	$19,432.2		$17,534.4

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year-end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2019 - $4,590.7, 2020 - $5,216.9, 2021 - $4,810.8, 2022 - $2,966.4, and 2023 - $3,123.5.

Note 11. Leases

Total rental expense for operating leases was $2.0 million, $2.1 million, and $1.9 million for 2018, 2017, and 2016, respectively. At October 28, 2018, future minimum lease payments under operating leases amounted to $5.9 million as follows (in millions of dollars): 2019 - $1.9, 2020 - $1.5, 2021 - $1.2, 2022 - $.8, and 2023 - $.5.

Note 12. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at October 28, 2018 or October 29, 2017. At October 28, 2018 and October 29, 2017, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 13. Dividends

In 2018, 2017, and 2016, Capital Corporation declared and paid cash dividends of $375.0 million, $285.0 million, and $485.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 14. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $6.2 million in 2018, $5.5 million in 2017, and $5.7 million in 2016. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $2.5 million in 2018, $2.9 million in 2017, and $2.4 million in 2016. Further disclosure for these plans is included in the notes to the Deere & Company 2018 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $12.7 million in 2018, $12.0 million in 2017, and $12.2 million in 2016. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 15. Stock Option and Restricted Stock Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2018, 2017, and 2016, the total share-based compensation expense was $7.9 million, $6.4 million, and $5.7 million, respectively, with an income tax benefit recognized in net income of $1.9 million, $2.4 million, and $2.1 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2018 Annual Report on Form 10-K.

Note 16. Income Taxes

On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform affecting the Company in 2018 were a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a primarily territorial tax system. The reduction in the corporate income tax rate required the Company to remeasure its U.S. net deferred tax liabilities to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on the deemed repatriation of undistributed and previously untaxed non-U.S. earnings. Under current tax law, the Company plans to pay the deemed earnings repatriation tax (repatriation tax) in 2019 with an expected U.S. income tax overpayment.

The income tax (benefit) expense for the net deferred tax liability remeasurement and the repatriation tax in 2018 were as follows (in millions of dollars):

2018
Net deferred tax liability remeasurement	$(362.9)
Deemed earnings repatriation tax	20.6
Total discrete tax (benefit) expense	$(342.3)

The provision for income taxes was also affected primarily by the lower corporate income tax rate on current year income.

The 21 percent corporate income tax rate was effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 was approximately 23.3 percent.

The 2018 repatriation tax expense is based on interpretations of existing laws, regulations, and certain assumptions. Further regulatory guidance is expected, which could affect the recorded expense. The Company continues to analyze the repatriation tax provisions, and monitor legislative and regulatory developments.

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Under a tax sharing agreement with Deere & Company, the Company’s provision (credit) for income taxes is generally recorded as if Capital Corporation and each of its subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits.

The provision (credit) for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2018	2017	2016
Current:
U.S.:
Federal	$(244.5)	$50.0	$(119.0)
State	6.0	3.1	4.4
Foreign	17.6	25.6	17.1
Total current	(220.9)	78.7	(97.5)

Deferred:
U.S.:
Federal	(3.4)	93.5	273.4
State	4.2	.3	(.7)
Foreign	2.9	(1.0)	5.1
Total deferred	3.7	92.8	277.8
Provision (credit) for income taxes	$(217.2)	$171.5	$180.3

In 2018, the Company recorded a tax benefit under the tax sharing agreement that was $19.0 million higher than an unmodified, separate return basis. The additional tax benefit is related to deductions that will be included in the 2018 consolidated U.S. income tax return of Deere & Company at Deere & Company’s 2018 U.S. statutory income tax rate of 23.3 percent. On an unmodified, separate return basis, a net operating loss would have been generated and a deferred tax asset recorded in 2018 at a U.S. statutory income tax rate of 21 percent. The pro forma provision (credit) for income taxes and net income on this basis would have been as follows (in millions of dollars):

2018
Provision (credit) for income taxes assuming computation on an unmodified, separate return basis	$(198.2)
Pro forma net income attributable to the Company	780.2

The amounts due from (payable to) Deere and Company under the tax sharing agreement at October 28, 2018 and October 29, 2017 were $439.1 million and $(44.0) million, respectively. The current year tax sharing receivable is included in other receivables on the consolidated balance sheet and was settled in November 2018. The prior year tax sharing payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2018	2017	2016
U.S. federal income tax provision at a statutory rate (2018 - 23.3 percent, 2017 and 2016 - 35 percent)	$135.3	$174.6	$182.0
Increase (decrease) resulting from:
Net deferred tax liability remeasurement	(362.9)
Deemed earnings repatriation tax	20.6
Other effects of tax reform	(8.5)
Tax rates on foreign earnings	2.1	(6.8)	(5.9)
Municipal lease income not taxable	(.8)	(1.3)	(1.4)
State and local income taxes, net of federal income tax benefit	7.8	2.2	2.4
Other – net	(10.8)	2.8	3.2
Provision (credit) for income taxes	$(217.2)	$171.5	$180.3

At October 28, 2018, accumulated earnings in certain subsidiaries outside the U.S. totaled $68.8 million, which were subject to the repatriation tax. No provision for foreign withholding taxes has been made because it is expected that these earnings will remain indefinitely reinvested outside the U.S. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

An additional $372.8 million of earnings in subsidiaries outside the U.S., which were previously expected to be reinvested outside the U.S., were also subject to the repatriation tax. In the fourth quarter of 2018, the Company reviewed its global funding requirements and determined those earnings would no longer be indefinitely reinvested. Although these earnings will not be subject to U.S. income tax when repatriated to the U.S., in the fourth quarter of 2018, an accrual of $.7 million was recorded for foreign withholding taxes.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 28, 2018 and October 29, 2017 was as follows (in millions of dollars):

	2018		2017
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$856.5		$898.4
Tax over book depreciation		5.2		2.5
Deferred retail note finance income		1.6		4.6
Accrual for retirement and other benefits		.5	$29.9
Allowance for credit losses	$31.8		54.5
Tax loss and tax credit carryforwards	33.6		29.5
Federal taxes on deferred state tax deductions	13.4		14.5
Miscellaneous accruals and other	4.1	3.9	1.7	2.3
Less valuation allowances	(2.6)		(2.9)
Deferred income tax assets and liabilities	$80.3	$867.7	$127.2	$907.8

At October 28, 2018, certain tax affected tax loss and tax credit carryforwards of $33.6 million were available, with $28.2 million expiring from 2019 through 2038 and $5.4 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 28, 2018, October 29, 2017, and October 30, 2016 was as follows (in millions of dollars):

	2018	2017	2016
Beginning of year balance	$35.5	$36.5	$36.0
Increases to tax positions taken during the current year	9.1	7.6	9.7
Increases to tax positions taken during prior years	.9	1.2	1.1
Decreases to tax positions taken during prior years	(4.6)	(5.9)	(7.3)
Decreases due to lapse of statute of limitations	(4.6)	(3.9)	(3.0)
End of year balance	$36.3	$35.5	$36.5

The amount of unrecognized tax benefits at October 28, 2018 and October 29, 2017 that would affect the effective tax rate if the tax benefits were recognized was $19.4 million and $18.0 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2015. The years’ 2008 through 2014 returns are subject to final approval on limited issues, of which the tax effects are recorded. The years 2015, 2016, and 2017 federal income tax returns are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2018, 2017, and 2016, the total amount of expense from interest and penalties was $1.8 million, $.6 million, and $1.8 million, respectively, and the interest income was not material for any of the periods. At October 28, 2018 and October 29, 2017, the liability for accrued interest and penalties totaled $19.2 million and $17.4 million, respectively.

The Company will be subject to additional requirements of tax reform beginning in 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a deduction for foreign derived intangible income (FDII), and interest expense limitations. Through the preliminary review of these provisions, the Company does not expect the net effect to be significant for the 2019 provision for income taxes. The Company’s accounting policy election is to treat the taxes due on future U.S. inclusions in taxable income under GILTI as a period cost when incurred.

Note 17. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2018	2017	2016
Other income – net
Fees from customers	$22.4	$31.0	$27.5
Fees from John Deere	20.1	11.9	6.5
Interest income	23.3	10.3	4.5
Other	13.0	6.3	5.3
Total	$78.8	$59.5	$43.8

Administrative and operating expenses *
Compensation and benefits	$255.4	$248.6	$230.5
Other	146.7	173.9	236.4
Total	$402.1	$422.5	$466.9

*            Fiscal year 2017 and 2016 amounts were restated for the adoption of ASU No. 2017‑07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 3.

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

Cash payments by the Company for interest in 2018, 2017, and 2016 were $751.9 million, $531.7 million, and $421.4 million, respectively. Cash payments (receipts) for income taxes during these same periods were $268.4 million, $48.5 million, and $(80.6) million, respectively.

Note 19. Commitments and Contingencies

At October 28, 2018, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $359.4 million of commercial paper, $229.6 million of medium‑term notes outstanding, and a fair value liability of $33.8 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $1,942.8 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium‑term notes at October 28, 2018 was 3.1 percent with a maximum remaining maturity of approximately three years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $2,066.0 million at October 28, 2018. The weighted average interest rate on the debt at October 28, 2018 was 2.3 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.8 billion at October 28, 2018. The amount of unused commitments to extend credit to customers was $27.7 billion at October 28, 2018. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At October 28, 2018, Capital Corporation had $61.7 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At October 28, 2018, the Company had restricted other assets of approximately $24.6 million. See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Note 20. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2018	2017	2016
Cumulative translation adjustment:
Beginning of year balance	$(60.0)	$(84.1)	$(60.4)
Current period activity	(20.7)	24.1	(23.7)
End of year balance	$(80.7)	$(60.0)	$(84.1)

Unrealized gain (loss) on derivatives:
Beginning of year balance	$4.2	$.3	$(2.7)
Current period activity	9.1	3.9	3.0
ASU No. 2018-02 *	1.5
End of year balance	$14.8	$4.2	$.3

*  See Note 3.

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2018
Cumulative translation adjustment	$(20.7)		$(20.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	17.8	$(4.5)	13.3
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.3	(4.2)
Net unrealized gain (loss) on derivatives	12.3	(3.2)	9.1
Total other comprehensive income (loss)	$(8.4)	$(3.2)	$(11.6)

2017
Cumulative translation adjustment	$24.1		$24.1
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	4.9	$(1.7)	3.2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.4)	.7
Net unrealized gain (loss) on derivatives	6.0	(2.1)	3.9
Total other comprehensive income (loss)	$30.1	$(2.1)	$28.0

2016
Cumulative translation adjustment	$(23.7)		$(23.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.4)	$.1	(.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.0	(1.7)	3.3
Net unrealized gain (loss) on derivatives	4.6	(1.6)	3.0
Total other comprehensive income (loss)	$(19.1)	$(1.6)	$(20.7)

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

The fair values of financial instruments that do not approximate the carrying values at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$26,594.7	$26,390.4	$24,123.1	$24,016.0
Retail notes securitized – net	3,945.3	3,894.6	4,158.8	4,129.6
Securitization borrowings	3,881.7	3,869.5	4,118.7	4,118.4
Current maturities of long-term borrowings	4,587.6	4,577.8	5,056.9	5,080.6
Long-term borrowings	19,432.2	19,535.8	17,534.4	17,763.6

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

Assets and liabilities measured at October 28, 2018 and October 29, 2017 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2018	2017

Receivables from John Deere
Derivatives:
Interest rate contracts	$55.9	$85.4
Cross-currency interest rate contracts	3.4	5.6
Other assets
Derivatives:
Interest rate contracts	.4	8.1
Foreign exchange contracts	22.0	24.6
Total assets *	$81.7	$123.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$342.4	$125.6
Cross-currency interest rate contracts	.1	.9
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	1.4	6.0
Total liabilities	$343.9	$132.5

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

Fair value, nonrecurring, Level 3 measurements from impairments at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	Fair Value		Losses *
	2018	2017	2018	2017	2016
Equipment on operating leases - net					$31.1
Other assets					28.6
Total					$59.7

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

Note 22. Derivative Instruments

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 28, 2018 and October 29, 2017 were $3,050.0 million and $1,700.0 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at October 28, 2018 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $10.2 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 28, 2018 and October 29, 2017 were $8,096.6 million and $8,077.2 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were losses of $2.1 million and $1.6 million in 2018 and 2016, respectively, and a gain of $2.7 million in 2017. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows (in millions of dollars):

	2018	2017	2016
Interest rate contracts *	$(292.8)	$(273.9)	$9.0
Borrowings **	290.7	276.6	(10.6)

*     Includes changes in fair values of interest rate contracts excluding net accrued interest income of $11.4 million, $75.8 million, and $142.1 million during 2018, 2017, and 2016, respectively.

**   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $237.9 million, $229.5 million, $276.8 million during 2018, 2017, and 2016, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 28, 2018 and October 29, 2017 were $1,899.6 million and $2,311.3 million, the foreign exchange contracts were $1,564.3 million and $1,455.9 million, and the cross‑currency interest rate contracts were $71.8 million and $65.8 million, respectively. At October 28, 2018 and October 29, 2017, there were also $1,519.1 million and $1,594.3 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 28, 2018 and October 29, 2017 were as follows (in millions of dollars):

	2018	2017
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$29.0	$64.8

Not designated as hedging instruments:
Interest rate contracts	26.9	20.6
Cross-currency interest rate contracts	3.4	5.6
Total not designated	30.3	26.2

Other Assets
Designated as hedging instruments:
Interest rate contracts		7.0

Not designated as hedging instruments:
Interest rate contracts	.4	1.1
Foreign exchange contracts	22.0	24.6
Total not designated	22.4	25.7

Total derivative assets	$81.7	$123.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$314.5	$107.2

Not designated as hedging instruments:
Interest rate contracts	27.9	18.4
Cross-currency interest rate contracts	.1	.9
Total not designated	28.0	19.3

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	1.4	6.0
Total not designated	1.4	6.0

Total derivative liabilities	$343.9	$132.5

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Expense or OCI
	Classification	2018	2017	2016
Fair Value Hedges
Interest rate contracts	Interest expense	$(281.4)	$(198.1)	$151.1

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	17.8	4.9	(.4)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense *	5.5	(1.1)	(5.0)

Recognized Directly in Income
(Ineffective Portion)		**	**	**

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(6.6)	$(2.6)	$(1.5)
Foreign exchange contracts	Administrative and operating expenses *	96.7	(79.2)	59.0
Total not designated		$90.1	$(81.8)	$57.5

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts were not significant.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amount the Company recognized on these affiliate party transactions were losses of $281.1 million and $201.0 million during 2018 and 2017, respectively, and a gain of $151.9 million during 2016.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At October 28, 2018 and October 29, 2017, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If certain of the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

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

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement does not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of October 28, 2018. The loss sharing agreement increased the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $23.5 million as of October 29, 2017.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$22.4	$(.1)		$22.3
John Deere	59.3	(27.6)		31.7
Liabilities
External	1.4	(.1)		1.3
John Deere	342.5	(27.6)		314.9

2017
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$32.7	$(.1)		$32.6
John Deere	91.0	(65.9)		25.1
Liabilities
External	6.0	(.1)		5.9
John Deere	126.5	(65.9)		60.6

Note 23. Voluntary Employee Separation Program

During the fourth quarter of 2016, the Company announced a voluntary employee-separation program as part of its effort to reduce operating costs. The program provided for cash payments based on previous years of service. The expense was recorded in the period the employees accepted the separation offer. The program’s total pretax expenses were $8.4 million, of which $.2 million was recorded in the fourth quarter of 2016 and $8.2 million in 2017. The payment for the program was substantially made in the first quarter of 2017. The expense was recorded in administrative and operating expenses.

Note 24. Geographic Area Information

Based on the way the operations are managed and evaluated by management and materiality considerations, the Company is viewed as one operating segment. However, geographic area information for revenues and Receivables attributed to the U.S. and countries outside the U.S. is disclosed below. No individual foreign country’s revenues or Receivables were material for disclosure purposes.

Geographic area information as of and for the years ended October 28, 2018, October 29, 2017, and October 30, 2016 is presented below (in millions of dollars):

	2018	2017	2016
Revenues:
U.S.	$2,266.8	$2,030.3	$1,899.3
Outside the U.S.	265.4	196.7	194.9
Total	$2,532.2	$2,227.0	$2,094.2

Receivables:
U.S.	$26,039.6	$24,189.6	$24,287.9
Outside the U.S.	4,607.1	4,206.1	3,426.6
Total	$30,646.7	$28,395.7	$27,714.5

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

Summarized financial information of the unconsolidated affiliated company for the years ended October 28, 2018, October 29, 2017, and October 30, 2016 was as follows (in millions of dollars):

	2018	2017	2016
Operations:
Total revenue	$11.7	$10.1	$10.7
Net income	3.9	2.3	3.2
The Company’s equity in net income	1.9	1.2	1.6

	2018	2017
Financial Position:
Total assets	$235.6	$212.2
Total external borrowings	197.6	176.8
Total net assets	30.3	27.6
The Company’s share of net assets	15.2	13.8

Note 26. Supplemental Information (Unaudited)

Quarterly Information

The Company’s fiscal year ends in October and its interim periods (quarters) end in January, April, and July. Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2018:
Revenues	$585.2	$617.5	$661.1	$668.4	$2,532.2
Interest expense	154.1	180.3	196.1	206.7	737.2
Operating expenses	289.4	311.8	315.3	298.6	1,215.1
Provision (credit) for income taxes	(256.9)	6.6	30.0	3.1	(217.2)
Equity in income of unconsolidated affiliate	.8	.4	.4	.3	1.9
Net loss attributable to noncontrolling interests			(.1)	(.1)	(.2)
Net income attributable to the Company	$399.4	$119.2	$120.2	$160.4	$799.2

2017:
Revenues	$522.4	$543.9	$571.8	$588.9	$2,227.0
Interest expense	115.1	127.1	130.1	148.8	521.1
Operating expenses	299.9	316.0	304.0	287.2	1,207.1
Provision for income taxes	33.6	36.6	49.7	51.6	171.5
Equity in income of unconsolidated affiliate	.5	.3	.3	.1	1.2
Net income attributable to noncontrolling interests	.1				.1
Net income attributable to the Company	$74.2	$64.5	$88.3	$101.4	$328.4

Note 27. Subsequent Events

In December 2018, Capital Corporation paid a $200.0 million dividend to JDFS. JDFS, in turn, paid a $200.0 million dividend to Deere & Company.

In November 2018, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $1,245.4 million.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011, Securities and Exchange Commission file number 1-6458*)

4.3

Second Supplemental Senior Indenture dated as of April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014, Securities and Exchange Commission file number 1-6458*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003, Securities and Exchange Commission file number 1-6458*)

4.5

Terms and Conditions of the Notes, published on February 2, 2017, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management S.A. (Exhibit 4.3 to Form 10-K of Deere & Company for the year ended October 29, 2017, Securities and Exchange Commission File No. 1-4121*)

4.6

Third Supplemental Senior Indenture dated as of April 7, 2017 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.4 to registration statement on Form S-3 no. 333-217193, filed April 7, 2017, Securities and Exchange Commission file number 1-6458*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended October 28, 2018 (Securities and Exchange Commission file number 1-4121*)

101.	Interactive Data File

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 17, 2018

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

Signature	Title		Date

/s/ Samuel R. Allen	Director, Chairman and	)
Samuel R. Allen	Chief Executive Officer	)
(Principal Executive Officer))
)
/s/ James M. Field	Director	)
James M. Field		)
)
)
/s/ David C. Gilmore	Director	)
David C. Gilmore		)
)
)
/s/ Rajesh Kalathur	Director and Senior Vice President	)
Rajesh Kalathur	(Principal Financial Officer and Principal	)	December 17, 2018
Accounting Officer))
)
/s/ John C. May	Director	)
John C. May		)
)
)
/s/ Cory J. Reed	Director and President	)
Cory J. Reed		)
)
)
/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)
)
)

Signature	Title		Date
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)
		)	December 17, 2018
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)