Form 10-Q
period 2019-01-27
DEERE JOHN CAPITAL CORP
filed 2019-02-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2019

or

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

Yes ☐No ☒

At January 27, 2019, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For Three Months Ended January 27, 2019 and January 28, 2018

(Unaudited)

(in millions)

	2019	2018
Revenues
Finance income earned on retail notes	$208.9	$183.6
Revolving charge account income	72.1	69.1
Finance income earned on wholesale receivables	116.3	94.6
Lease revenues	239.5	216.4
Other income – net	24.0	21.5
Total revenues	660.8	585.2
Expenses
Interest expense	226.5	154.1
Operating expenses:
Administrative and operating expenses	98.2	103.1
Fees paid to John Deere	14.8	16.2
Provision for credit losses	.8	2.8
Depreciation of equipment on operating leases	175.4	167.3
Total operating expenses	289.2	289.4
Total expenses	515.7	443.5
Income of consolidated group before income taxes	145.1	141.7
Provision (credit) for income taxes	23.9	(256.9)
Income of consolidated group	121.2	398.6
Equity in income of unconsolidated affiliate	.6	.8
Net income	121.8	399.4
Less: Net income attributable to noncontrolling interests	.1
Net income attributable to the Company	$121.7	$399.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For Three Months Ended January 27, 2019 and January 28, 2018

(Unaudited)

(in millions)

	2019	2018

Net income	$121.8	$399.4

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	.8	30.9
Unrealized gain (loss) on derivatives	(8.4)	5.4
Other comprehensive income (loss), net of income taxes	(7.6)	36.3

Comprehensive income of consolidated group	114.2	435.7
Less: Comprehensive income attributable to noncontrolling interests	.1
Comprehensive income attributable to the Company	$114.1	$435.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 27	October 28	January 28
	2019	2018	2018
Assets
Cash and cash equivalents	$859.2	$608.4	$1,103.0
Marketable securities	4.0
Receivables:
Retail notes	13,254.5	14,156.0	12,576.7
Retail notes securitized	4,505.9	3,954.9	4,362.1
Revolving charge accounts	2,685.9	3,797.6	2,606.1
Wholesale receivables	8,990.4	7,967.6	7,683.3
Financing leases	702.5	770.6	661.9
Total receivables	30,139.2	30,646.7	27,890.1
Allowance for credit losses	(106.7)	(106.7)	(114.1)
Total receivables – net	30,032.5	30,540.0	27,776.0
Other receivables	120.6	532.0	98.7
Receivables from John Deere	66.9	59.3	68.2
Equipment on operating leases – net	4,942.0	5,102.5	4,672.9
Notes receivable from John Deere	221.1	195.4	158.1
Investment in unconsolidated affiliate	15.7	15.2	15.5
Deferred income taxes	36.8	36.8	40.7
Other assets	586.7	575.9	516.0
Total Assets	$36,885.5	$37,665.5	$34,449.1

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,469.0	$2,112.9	$1,283.9
Securitization borrowings	4,397.1	3,881.7	4,302.5
John Deere	182.2	1,376.8	238.3
Current maturities of long-term borrowings	4,330.7	4,587.6	5,321.9
Total short-term borrowings	11,379.0	11,959.0	11,146.6
Other payables to John Deere	227.0	342.5	247.0
Accounts payable and accrued expenses	771.9	871.6	785.7
Deposits withheld from dealers and merchants	146.9	166.0	176.1
Deferred income taxes	801.5	824.2	500.6
Long-term borrowings	19,575.0	19,432.2	17,520.2
Total liabilities	32,901.3	33,595.5	30,376.2
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,574.1	2,652.4	2,609.1
Accumulated other comprehensive income (loss)	(73.5)	(65.9)	(19.5)
Total Company stockholder’s equity	3,983.4	4,069.3	4,072.4
Noncontrolling interests	.8	.7	.5
Total stockholder’s equity	3,984.2	4,070.0	4,072.9
Total Liabilities and Stockholder’s Equity	$36,885.5	$37,665.5	$34,449.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For Three Months Ended January 27, 2019 and January 28, 2018

(Unaudited)

(in millions)

	2019	2018
Cash Flows from Operating Activities:
Net income	$121.8	$399.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	.8	2.8
Provision for depreciation and amortization	181.0	172.9
Credit for deferred income taxes	(20.4)	(321.3)
Undistributed earnings of unconsolidated affiliate	(.6)	(.8)
Change in accounts payable and accrued expenses	(29.7)	(.1)
Change in accrued income taxes payable/receivable	443.5	(39.6)
Other	45.3	71.7
Net cash provided by operating activities	741.7	285.0

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(3,973.9)	(3,928.0)
Collections of receivables (excluding wholesale)	5,457.1	5,208.1
Increase in wholesale receivables – net	(1,013.1)	(694.9)
Cost of equipment on operating leases acquired	(418.5)	(431.4)
Proceeds from sales of equipment on operating leases	273.5	252.8
Cost of notes receivable with John Deere	(24.3)
Collections of notes receivable with John Deere	1.4	1.4
Purchases of marketable securities	(4.0)
Other	(25.0)	(9.0)
Net cash provided by investing activities	273.2	399.0

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	354.4	(769.0)
Increase in securitization borrowings – net	514.3	182.7
Decrease in payable to John Deere – net	(1,193.6)	(329.6)
Proceeds from issuance of long-term borrowings	1,509.6	1,787.6
Payments of long-term borrowings	(1,759.3)	(1,504.8)
Dividends paid	(200.0)	(20.0)
Debt issuance costs	(5.8)	(8.0)
Net cash used for financing activities	(780.4)	(661.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(.1)	18.6
Net increase in cash, cash equivalents, and restricted cash	234.4	41.5
Cash, cash equivalents, and restricted cash at beginning of period	711.8	1,181.4
Cash, cash equivalents, and restricted cash at end of period	$946.2	$1,222.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For Three Months Ended January 27, 2019 and January 28, 2018

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income	399.4		399.4
Other comprehensive income	36.3			36.3
Dividends declared	(20.0)		(20.0)
Balance January 28, 2018	$4,072.9	$1,482.8	$2,609.1	$(19.5)	$.5

Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	121.8		121.7		.1
Other comprehensive loss	(7.6)			(7.6)
Dividends declared	(200.0)		(200.0)
Balance January 27, 2019	$3,984.2	$1,482.8	$2,574.1	$(73.5)	$.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)  Organization and Consolidation

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2019 and 2018 were January 27, 2019 and January 28, 2018, respectively. Both periods contained 13 weeks.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment for dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non‑Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

(2)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition, using a modified-retrospective approach. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step model is used to determine the amount and timing of revenue recognized. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2019, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changed the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in other comprehensive income (OCI). The Company does not own any available-for-sale equity securities. As a result, the adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2019, the Company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The Company held restricted cash of $87.0 million, $103.4 million, $119.9 million, and $125.9 million at January 27, 2019, October 28, 2018, January 28, 2018, and October 29, 2017, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet. The ASU was adopted using a retrospective transition approach resulting in an update to the 2018 statement of consolidated cash flows. The ASU did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2019, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The adoption did not have a material effect on the Company’s consolidated financial statements (see Note 10). The Company continues to evaluate potential additional hedge accounting relationships provided by the new standard to further improve risk management.

The Company also adopted the following standards in the first quarter of 2019, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2016-15	Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows
2016-16	Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes
2017-01	Clarifying the Definition of a Business, which amends ASC 805, Business Combinations
2017-09	Scope of Modification Accounting, which amends ASC 718, Compensation - Stock Compensation
2018-13	Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement
2018-16	Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which amends ASC 815, Derivatives and Hedging

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions impacting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements and plans to adopt the ASU using the modified-retrospective approach that will not require earlier periods to be restated.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 29, 2017	$(60.0)	$4.2	$(55.8)
Other comprehensive income (loss) items before reclassification	30.9	5.4	36.3
Amounts reclassified from accumulated other comprehensive income
Net current period other comprehensive income (loss)	30.9	5.4	36.3
Balance January 28, 2018	$(29.1)	$9.6	$(19.5)

Balance October 28, 2018	$(80.7)	$14.8	$(65.9)
Other comprehensive income (loss) items before reclassification	.8	(6.8)	(6.0)
Amounts reclassified from accumulated other comprehensive income		(1.6)	(1.6)
Net current period other comprehensive income (loss)	.8	(8.4)	(7.6)
Balance January 27, 2019	$(79.9)	$6.4	$(73.5)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 27, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$.8		$.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(8.6)	$1.8	(6.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.1)	.5	(1.6)
Net unrealized gain (loss) on derivatives	(10.7)	2.3	(8.4)
Total other comprehensive income (loss)	$(9.9)	$2.3	$(7.6)

Three Months Ended January 28, 2018
Cumulative translation adjustment	$30.9		$30.9
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7.6	$(2.2)	5.4
Net unrealized gain (loss) on derivatives	7.6	(2.2)	5.4
Total other comprehensive income (loss)	$38.5	$(2.2)	$36.3

(4)  Receivables

Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables based on delinquency status. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and finance lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

During the first quarter of 2019, the Company amended the timing in which finance income and lease revenue is generally suspended on retail notes, revolving charge accounts, and finance lease accounts from 120 days delinquent to 90 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change.

Receivable balances are written off to the allowance for credit losses when, in the judgement of management, they are considered uncollectible. Generally, when retail notes and finance lease accounts are 120 days delinquent, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale account becomes 60 days delinquent, the Company determines whether the collateral should be repossessed or the account designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	January 27, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$142.7	$56.3	$.6	$199.6
Construction and forestry	95.8	45.3		141.1
Revolving charge accounts:
Agriculture and turf	53.9	17.6		71.5
Construction and forestry	5.6	2.1		7.7
Wholesale receivables:
Agriculture and turf	6.4	.4	.8	7.6
Construction and forestry	.7	.7	2.5	3.9
Financing leases:
Agriculture and turf	7.2	4.5	.7	12.4
Construction and forestry	2.7	3.0		5.7
Total Receivables	$315.0	$129.9	$4.6	$449.5

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$199.6	$185.9	$14,398.8	$14,784.3
Construction and forestry	141.1	98.6	2,736.4	2,976.1
Revolving charge accounts:
Agriculture and turf	71.5	7.4	2,514.1	2,593.0
Construction and forestry	7.7	1.4	83.8	92.9
Wholesale receivables:
Agriculture and turf	7.6	5.1	7,090.8	7,103.5
Construction and forestry	3.9		1,883.0	1,886.9
Financing leases:
Agriculture and turf	12.4	14.3	528.0	554.7
Construction and forestry	5.7	2.9	139.2	147.8
Total Receivables	$449.5	$315.6	$29,374.1	$30,139.2

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$119.7	$67.5	$57.5	$244.7
Construction and forestry	75.9	44.8	49.7	170.4
Revolving charge accounts:
Agriculture and turf	22.8	8.3	4.6	35.7
Construction and forestry	4.0	1.2	.8	6.0
Wholesale receivables:
Agriculture and turf	1.7	.4	1.1	3.2
Construction and forestry	1.2			1.2
Financing leases:
Agriculture and turf	9.9	6.1	2.3	18.3
Construction and forestry	1.7	1.1	.9	3.7
Total Receivables	$236.9	$129.4	$116.9	$483.2

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$244.7	$95.9	$14,838.6	$15,179.2
Construction and forestry	170.4	28.5	2,732.8	2,931.7
Revolving charge accounts:
Agriculture and turf	35.7	1.3	3,659.2	3,696.2
Construction and forestry	6.0		95.4	101.4
Wholesale receivables:
Agriculture and turf	3.2	7.3	6,135.5	6,146.0
Construction and forestry	1.2		1,820.4	1,821.6
Financing leases:
Agriculture and turf	18.3	8.4	597.5	624.2
Construction and forestry	3.7	.6	142.1	146.4
Total Receivables	$483.2	$142.0	$30,021.5	$30,646.7

	January 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$130.3	$41.6	$52.8	$224.7
Construction and forestry	76.4	37.2	35.9	149.5
Revolving charge accounts:
Agriculture and turf	37.2	9.7	2.0	48.9
Construction and forestry	3.9	1.3	.7	5.9
Wholesale receivables:
Agriculture and turf	3.4	3.8	4.1	11.3
Construction and forestry	1.1	.2		1.3
Financing leases:
Agriculture and turf	8.9	8.0	2.5	19.4
Construction and forestry	1.3	1.1	.7	3.1
Total Receivables	$262.5	$102.9	$98.7	$464.1

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$224.7	$65.5	$13,993.3	$14,283.5
Construction and forestry	149.5	27.8	2,478.0	2,655.3
Revolving charge accounts:
Agriculture and turf	48.9	1.2	2,476.2	2,526.3
Construction and forestry	5.9		73.9	79.8
Wholesale receivables:
Agriculture and turf	11.3	9.2	6,245.7	6,266.2
Construction and forestry	1.3		1,415.8	1,417.1
Financing leases:
Agriculture and turf	19.4	6.5	487.1	513.0
Construction and forestry	3.1	1.1	144.7	148.9
Total Receivables	$464.1	$111.3	$27,314.7	$27,890.1

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	January 27, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	4.5	(.9)	(3.9)	1.1	.8
Write-offs	(6.8)	(3.9)		(.6)	(11.3)
Recoveries	1.9	4.8	3.6		10.3
Translation adjustments			.2		.2
End of period balance	$51.2	$42.3	$7.9	$5.3	$106.7
Balance individually evaluated *	$.1		$2.8		$2.9

Receivables:
End of period balance	$17,760.4	$2,685.9	$8,990.4	$702.5	$30,139.2
Balance individually evaluated *	$56.4	$1.9	$7.0		$65.3

	Three Months Ended
	January 28, 2018
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision (credit) for credit losses	2.4	(.4)		.8	2.8
Write-offs	(5.2)	(4.6)		(.9)	(10.7)
Recoveries	2.6	5.0		.1	7.7
Translation adjustments	.3		.3	(.1)	.5
End of period balance	$55.8	$39.7	$10.2	$8.4	$114.1
Balance individually evaluated *			$2.7		$2.7

Receivables:
End of period balance	$16,938.8	$2,606.1	$7,683.3	$661.9	$27,890.1
Balance individually evaluated *	$58.9	$2.1	$19.3	$.1	$80.4

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 27, 2019 *
Receivables with specific allowance:
Retail notes	$.8	$.7	$.1	$.8
Wholesale receivables	5.9	5.9	2.8	5.7
Total with specific allowance	6.7	6.6	2.9	6.5

Receivables without specific allowance:
Retail notes	24.1	23.6		24.1
Wholesale receivables	.1	.1		.4
Total without specific allowance	24.2	23.7		24.5
Total	$30.9	$30.3	$2.9	$31.0

Agriculture and turf	$26.4	$25.9	$2.9	$26.6
Construction and forestry	4.5	4.4		4.4
Total	$30.9	$30.3	$2.9	$31.0

October 28, 2018 *
Receivables with specific allowance:
Retail notes	$.8	$.6	$.1	$.9
Wholesale receivables	5.8	5.8	2.8	6.7
Total with specific allowance	6.6	6.4	2.9	7.6

Receivables without specific allowance:
Retail notes	23.9	23.6		26.1
Wholesale receivables	2.4	2.4		2.6
Total without specific allowance	26.3	26.0		28.7
Total	$32.9	$32.4	$2.9	$36.3

Agriculture and turf	$28.8	$28.4	$2.9	$31.7
Construction and forestry	4.1	4.0		4.6
Total	$32.9	$32.4	$2.9	$36.3

January 28, 2018 *
Receivables with specific allowance:
Wholesale receivables	$8.2	$8.2	$2.7	$9.6
Total with specific allowance	8.2	8.2	2.7	9.6

Receivables without specific allowance:
Retail notes	22.9	22.6		20.5
Wholesale receivables	5.3	5.3		6.5
Total without specific allowance	28.2	27.9		27.0
Total	$36.4	$36.1	$2.7	$36.6

Agriculture and turf	$30.1	$29.8	$2.7	$30.9
Construction and forestry	6.3	6.3		5.7
Total	$36.4	$36.1	$2.7	$36.6

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2019, the Company identified 64 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.5 million pre‑modification and $1.4 million post‑modification. During the first quarter of 2018, there were 83 Receivable contracts, primarily retail notes, with aggregate balances of $4.8 million pre‑modification and $4.6 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 27, 2019, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

(5)  Securitization of Receivables

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as “Securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the retail notes securitized or a fixed percentage of the outstanding balance of the retail notes securitized. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,136.8 million, $2,592.4 million, and $2,127.9 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,091.8 million, $2,519.6 million, and $2,092.4 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $722.8 million, $427.9 million, and $684.4 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities

(securitization borrowings and accrued interest) were $676.0 million, $399.8 million, and $647.9 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,745.2 million, $1,033.2 million, and $1,652.4 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,632.4 million, $965.5 million, and $1,564.6 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 27
2019
Carrying value of liabilities	$1,632.4
Maximum exposure to loss	1,745.2

The total assets of unconsolidated VIEs related to securitizations were approximately $37.7 billion at January 27, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Retail notes securitized	$4,505.9	$3,954.9	$4,362.1
Allowance for credit losses	(10.1)	(9.6)	(13.0)
Other assets	109.0	108.2	115.6
Total restricted securitized assets	$4,604.8	$4,053.5	$4,464.7

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Securitization borrowings	$4,397.1	$3,881.7	$4,302.5
Accrued interest on borrowings	3.1	3.2	2.4
Total liabilities related to restricted securitized assets	$4,400.2	$3,884.9	$4,304.9

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 27, 2019, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next six years. Interest earned from John Deere was $3.6 million in the first three months of 2019, compared with $2.8 million in the first three months of 2018.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Limited Liability Company John Deere Financial	$127.7	$123.5	$104.7
Banco John Deere S.A.	71.1	71.9	53.4
Industrias John Deere Argentina S.A.	22.3
Total Notes Receivable from John Deere	$221.1	$195.4	$158.1

(7)  Commitments and Contingencies

At January 27, 2019, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $599.4 million of medium-term notes outstanding, and a fair value liability of $20.5 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,922.0 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at January 27, 2019 was 3.0 percent with a maximum remaining maturity of approximately three years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $2,022.9 million at January 27, 2019. The weighted average interest rate on the debt at January 27, 2019 was 2.3 percent with a maximum remaining maturity of approximately five years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.0 billion at January 27, 2019. The amount of unused commitments to extend credit to customers was $29.0 billion at January 27, 2019. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At January 27, 2019, Capital Corporation had $59.4 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At January 27, 2019, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of January 27, 2019.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(8)  Income Taxes

In 2019, the Company is subject to additional provisions of the U.S. tax reform legislation enacted in December 2017 (tax reform). Tax reform reduced the corporate income tax rate and transitioned from a worldwide corporate tax system to a modified territorial corporate tax system. The Company’s 2019 U.S. corporate income tax rate is 21 percent and was approximately 23.3 percent for 2018. The provisions of tax reform affecting the Company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. Based on the current interpretations of tax reform legislation and related regulations, along with the Company’s 2019 forecasts, the Company does not expect the combined effect of these provisions to be significant for the 2019 provision for income taxes.

In the first quarter of 2018, the Company recorded a discrete tax benefit of $303.9 million related to the remeasurement of the Company’s net deferred tax liabilities to the new corporate income tax rate and a tax expense related to the deemed earnings repatriation tax (repatriation tax) of $15.6 million. The full year 2018 discrete tax benefit for the remeasurement of the net deferred tax liabilities was $362.9 million and the repatriation tax expense was $20.6 million. The final repatriation tax amount will be determined later in 2019 based on completing the 2018 income tax filings and the interpretation of recently issued regulations. Based on current law, the Company expects to pay the repatriation tax in 2019 with an expected U.S. income tax overpayment.

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Under a tax sharing agreement with Deere & Company, the Company’s provision (credit) for income taxes is generally recorded as if Capital Corporation and each of its subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. The difference between the provision (credit) for income taxes recorded by the Company and the provision (credit) for income taxes calculated on an unmodified, separate return basis was not significant for any periods presented.

The Company’s unrecognized tax benefits at January 27, 2019 were $28.7 million, compared to $36.3 million at October 28, 2018. The liability at January 27, 2019, October 28, 2018, and January 28, 2018 consisted of approximately $14.5 million, $19.4 million, and $18.5 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 27, 2019		October 28, 2018		January 28, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$25,536.7	$25,408.9	$26,594.7	$26,390.4	$23,426.9	$23,266.2
Retail notes securitized – net	4,495.8	4,454.4	3,945.3	3,894.6	4,349.1	4,303.3
Securitization borrowings	4,397.1	4,391.1	3,881.7	3,869.5	4,302.5	4,293.4
Current maturities of long-term borrowings	4,330.7	4,322.4	4,587.6	4,577.8	5,321.9	5,335.9
Long-term borrowings	19,575.0	19,663.9	19,432.2	19,535.8	17,520.2	17,729.8

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Marketable securities
International debt securities	$4.0
Receivables from John Deere
Derivatives:
Interest rate contracts	65.3	$55.9	$64.7
Cross-currency interest rate contracts	1.6	3.4	3.5
Other assets
Derivatives:
Interest rate contracts	.2	.4	9.5
Foreign exchange contracts	11.1	22.0
Total assets *	$82.2	$81.7	$77.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$225.0	$342.4	$245.0
Cross-currency interest rate contracts	2.0	.1	2.0
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	12.3	1.4	40.9
Total liabilities	$239.3	$343.9	$287.9

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At January 27, 2019, the amortized cost basis and fair value of the international debt securities were $4.0 million and $4.0 million, respectively.

Fair value, nonrecurring Level 3 measurements related to Receivables with specific allowances were not significant during any periods presented. See Note 4 for additional information.

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities – The international debt securities were valued using quoted prices for identical assets in inactive markets.

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

(10)   Derivative Instruments

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 27, 2019, October 28, 2018, and January 28, 2018 were $2,800.0 million, $3,050.0 million, and $1,500.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at January 27, 2019 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $6.6 million after-tax. These contracts mature in up to 23 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 27, 2019, October 28, 2018, and January 28, 2018 were $8,247.4 million, $8,096.6 million, and $8,746.5 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows:

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
January 27, 2019	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$191.5	$1.1	$(4.4)	$(3.3)
Long-term borrowings	7,805.2	(176.3)	(41.2)	(217.5)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at January 27, 2019, October 28, 2018, and January 28, 2018 were $1,888.0 million, $1,899.6 million, and $2,524.7 million, the foreign exchange contracts were $1,683.5 million, $1,564.3 million, and $1,469.2 million, and the cross‑currency interest rate contracts were $78.8 million, $71.8 million, and $75.8 million, respectively. At January 27, 2019, October 28, 2018, and January 28, 2018 there were also $2,292.8 million, $1,519.1 million, and $2,197.0 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$44.2	$29.0	$30.9

Not designated as hedging instruments:
Interest rate contracts	21.1	26.9	33.8
Cross-currency interest rate contracts	1.6	3.4	3.5
Total not designated	22.7	30.3	37.3

Other Assets
Designated as hedging instruments:
Interest rate contracts			8.3

Not designated as hedging instruments:
Interest rate contracts	.2	.4	1.2
Foreign exchange contracts	11.1	22.0
Total not designated	11.3	22.4	1.2

Total derivative assets	$78.2	$81.7	$77.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$201.3	$314.5	$216.6

Not designated as hedging instruments:
Interest rate contracts	23.7	27.9	28.4
Cross-currency interest rate contracts	2.0	.1	2.0
Total not designated	25.7	28.0	30.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	12.3	1.4	40.9

Total derivative liabilities	$239.3	$343.9	$287.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

		Three Months Ended
	Expense or OCI	January 27	January 28
	Classification	2019	2018
Fair Value Hedges
Interest rate contracts	Interest expense	$130.4	$(133.7)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts	OCI (pretax)	(8.6)	7.6

Reclassified from OCI
Interest rate contracts	Interest expense	2.1

Not Designated as Hedges
Interest rate contracts	Interest expense *	$(3.7)	$1.3
Foreign exchange contracts	Administrative and operating expenses *	(23.0)	(103.3)
Total not designated		$(26.7)	$(102.0)

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended January 27, 2019 and January 28, 2018 were a gain of $126.3 million and a loss of $134.7 million, respectively.

Counterparty Risk and Collateral

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 27, 2019, October 28, 2018, and January 28, 2018, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit‑risk‑related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of January 27, 2019, October 28, 2018, and January 28, 2018.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 27, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$11.3	$(3.0)		$8.3
John Deere	66.9	(43.8)		23.1
Liabilities
External	12.3	(3.0)		9.3
John Deere	227.0	(43.8)		183.2

October 28, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$22.4	$(.1)		$22.3
John Deere	59.3	(27.6)		31.7
Liabilities
External	1.4	(.1)		1.3
John Deere	342.5	(27.6)		314.9

January 28, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$9.5			$9.5
John Deere	68.2	$(33.7)		34.5
Liabilities
External	40.9			40.9
John Deere	247.0	(33.7)		213.3

(11) Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $.1 million for the first three months of 2019, compared with $1.7 million for the same period last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.3 million for the first three months of 2019, compared with $.7 million for the same period last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 27, 2019.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher, compared to 2018. Industry sales in the European Union (EU) 28 member nations are forecast to be about the same in 2019. In South America, industry sales of tractors and combines are projected to be about the same to 5 percent higher from 2018 levels. Asian sales are forecast to be about the same or decrease slightly in 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. John Deere’s agriculture and turf segment sales increased 10 percent in the first quarter and are forecast to increase about 4 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about 5 to 10 percent higher. John Deere’s construction and forestry segment sales increased 31 percent in the first quarter, with two additional months of Wirtgen adding 24 percent, and are forecast to increase about 13 percent in 2019, with two additional months of Wirtgen adding 4 percent to the segment’s sales.

Net income attributable to the Company in fiscal year 2019 is projected to be approximately $500 million. Net income attributable to the Company in fiscal year 2018 of $799 million included a tax benefit related to tax reform of $342 million. Excluding the tax benefit, results are expected to benefit from a higher average portfolio, partially offset by less favorable financing spreads.

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

John Deere’s results were negatively impacted by higher costs for new materials and logistics, as well as concerns over tariffs and trade policies, causing farmers to become more cautious about making major purchases. Sales of construction and forestry machinery continued at a strong pace. Despite uncertainty in some key markets, John Deere forecasts strong financial results in 2019. This is due to an expectation that cost pressures should abate as the year progresses, a more flexible cost structure, an expanded global customer base, and leadership in the latest precision technologies. Customers are responding favorably to the advanced features and technology in the new products. John Deere believes it is well positioned to achieve its financial goals and on track for delivering solid operating performance and significant value to its customers and investors in the future.

2019 Compared with 2018

Net income attributable to the Company was $121.7 million in the first quarter of 2019, compared with $399.4 million for the same period last year. Prior year results included a favorable provision for income taxes associated with tax reform. Results for the current quarter included less favorable financing spreads, partially offset by income from a higher average portfolio.

Revenues totaled $660.8 million in the first quarter of 2019, compared with $585.2 million for the same period last year. Finance income earned on retail notes totaled $208.9 million for the first quarter of 2019, compared with $183.6 million for the same period in 2018. The increase was primarily due to higher average financing rates and an increase in the average balance of retail notes. Revenues earned on revolving charge accounts amounted to $72.1 million for the first quarter of 2019, compared with $69.1 million during the same period last year. The increase was primarily due to an increase in the average balance of revolving charge accounts. Finance income earned on wholesale receivables totaled $116.3 million for the first quarter of 2019, compared with $94.6 million for the same period in 2018. The increase was primarily due to an increase in the average balance of wholesale receivables and higher average financing rates. Lease revenues totaled $239.5 million for the first quarter of 2019, compared with $216.4 million for the first quarter of 2018. The increase was primarily due to a higher average balance of leases. Revenues earned from John Deere totaled $164.7 million in the first quarter of 2019, compared with $141.0 million for the same period last year. The increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income – net” on the statement of consolidated income.

Interest expense totaled $226.5 million in the first quarter of 2019, compared with $154.1 million for the same period in 2018. The increase was primarily due to higher average borrowing rates and higher average borrowings.

Administrative and operating expenses were $98.2 million in the first quarter of 2019, compared with $103.1 million for the same period in 2018. The decrease for the quarter was primarily due to foreign exchange gains in 2019.

During the first quarter of 2019, the provision for credit losses totaled $.8 million compared with $2.8 million for the same period in 2018. The decrease was primarily due to lower net write‑offs. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .01 percent in the first quarter of 2019, compared with .04 percent for the same period in 2018. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

Depreciation of equipment on operating leases was $175.4 million in the first quarter of 2019, compared with $167.3 million for the same period in 2018. The increase was primarily the result of higher average balances of equipment on operating leases.

Provision for income taxes was an expense of $23.9 million in the first quarter of 2019, compared with a benefit of $256.9 million for the same period in 2018. The higher provision was primarily related to the tax reform benefit recorded in the prior year. See Note 8 to the interim consolidated financial statements for additional information.

The Company’s ratio of earnings to fixed charges was 1.63 to 1 for the first quarter of 2019, compared with 1.91 to 1 for the first quarter of 2018. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	January 27	January 28
	2019	2018	$ Change	% Change
Retail notes:
Agriculture and turf	$1,497.5	$1,425.5	$72.0	5%
Construction and forestry	425.0	446.7	(21.7)	(5)
Total retail notes	1,922.5	1,872.2	50.3	3
Revolving charge accounts	1,975.0	1,932.9	42.1	2
Financing leases	65.5	59.2	6.3	11
Equipment on operating leases	343.2	379.6	(36.4)	(10)
Total Receivables and Leases (excluding wholesale)	$4,306.2	$4,243.9	$62.3	1%

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 27	October 28	January 28
	2019	2018	2018
Retail notes:
Agriculture and turf	$14,784.3	$15,179.2	$14,283.5
Construction and forestry	2,976.1	2,931.7	2,655.3
Total retail notes	17,760.4	18,110.9	16,938.8
Revolving charge accounts	2,685.9	3,797.6	2,606.1
Wholesale receivables	8,990.4	7,967.6	7,683.3
Financing leases	702.5	770.6	661.9
Equipment on operating leases	4,942.0	5,102.5	4,672.9
Total Receivables and Leases	$35,081.2	$35,749.2	$32,563.0

Total Receivable amounts 30 days or more past due and still accruing finance income were $449.5 million, $483.2 million, and $464.1 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. These past due amounts represented 1.49 percent, 1.58 percent, and 1.66 percent of the Receivables financed at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, were $315.6 million, $142.0 million, and $111.3 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The total non‑performing Receivables as a percentage of the ending Receivables balance was 1.05 percent, .46 percent, and .40 percent at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. An allowance for credit losses was recorded for the estimated uncollectible amount. During the first quarter of 2019, the Company amended the timing in which finance income and lease revenue is generally suspended on retail notes, revolving charge accounts, and finance lease accounts from 120 days delinquent to 90 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change. See Note 4 to the interim consolidated financial statements for additional information.

Total Receivable write-offs and recoveries, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	January 27, 2019		January 28, 2018
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.0)	(.05)%	$(2.1)	(.06)%
Construction and forestry	(4.8)	(.65)	(3.1)	(.48)
Total retail notes	(6.8)	(.15)	(5.2)	(.12)
Revolving charge accounts	(3.9)	(.50)	(4.6)	(.62)
Financing leases	(.6)	(.33)	(.9)	(.52)
Total write-offs	(11.3)	(.15)	(10.7)	(.15)
Recoveries:
Retail notes:
Agriculture and turf	1.6	.04	2.1	.06
Construction and forestry	.3	.04	.5	.08
Total retail notes	1.9	.04	2.6	.06
Revolving charge accounts	4.8	.61	5.0	.67
Wholesale receivables	3.6	.18
Financing leases			.1	.06
Total recoveries	10.3	.14	7.7	.11
Total net write-offs	$(1.0)	(.01)%	$(3.0)	(.04)%

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $146.9 million at January 27, 2019, compared with $166.0 million at October 28, 2018 and $176.1 million at January 28, 2018.

The Company’s allowance for credit losses on all Receivables financed totaled $106.7 million at January 27, 2019, $106.7 million at October 28, 2018, and $114.1 million at January 28, 2018. The allowance for credit losses represented .35 percent of the total Receivables financed at January 27, 2019, .35 percent at October 28, 2018 and .41 percent at January 28, 2018. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

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

During the first three months of 2019, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $741.7 million in the first three months of 2019. Net cash provided by investing activities totaled $273.2 million in the first three months of 2019, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $1,483.2 million, partially offset by an increase in net wholesale receivables of $1,013.1 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $145.0 million. Net cash used for financing activities totaled $780.4 million in the first three months of 2019, resulting primarily from a net decrease in payables to John Deere of $1,193.6 million and dividends paid of $200.0 million, partially offset by an increase in total external borrowings of $619.0 million. Cash, cash equivalents, and restricted cash increased $234.4 million during the first three months of 2019.

During the first three months of 2018, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $285.0 million in the first three months of 2018. Net cash provided by investing activities totaled $399.0 million in the first three months of 2018, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $1,280.1 million, partially offset by an increase in wholesale receivables of $694.9 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating lease by $178.6 million. Net cash used for financing activities totaled $661.1 million in the first three months of 2018, resulting primarily from a net decrease in payables to John Deere of $329.6 million and a decrease in total external borrowings of $303.5 million. Cash, cash equivalents, and restricted cash increased $41.5 million during the first three months of 2018.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 27, 2019, October 28, 2018, and January 28, 2018 was $2,364.3 million, $1,987.3 million, and $1,252.1 million, respectively, while the total cash, cash equivalents, and marketable securities position was $863.2 million, $608.4 million, and $1,103.0 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was approximately $116.6 million, $108.3 million, and $510.0 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2018, the agreement was renewed with a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 27, 2019, $2,307.0 million of short-term securitization borrowings were outstanding under the agreement.

During the first three months of 2019, the Company issued $1,509.6 million and retired $1,759.3 million of long‑term borrowings, which were primarily medium-term notes. During the first three months of 2019, the Company also issued $1,245.4 million and retired $731.1 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,329.3 million. At January 27, 2019, the Company’s funding profile included $2,469.0 million of commercial paper and other notes payable, $4,397.1 million of securitization borrowings, $182.2 million of loans from John Deere, $23,905.7 million of unsecured term debt, and $3,984.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $30,954.0 million at January 27, 2019, compared with $31,391.2 million at October 28, 2018 and $28,666.8 million at January 28, 2018. Total short‑term indebtedness amounted to $11,379.0 million at January 27, 2019, compared with $11,959.0 million at October 28, 2018 and $11,146.6 million at January 28, 2018. Total long-term indebtedness amounted to $19,575.0 million at January 27, 2019, compared with $19,432.2 million at October 28, 2018 and $17,520.2 million at January 28, 2018. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.8 to 1 at January 27, 2019, compared with 7.7 to 1 at October 28, 2018 and 7.0 to 1 at January 28, 2018.

Stockholder’s equity was $3,984.2 million at January 27, 2019, compared with $4,070.0 million at October 28, 2018 and $4,072.9 million at January 28, 2018. The decrease in the first three months of 2019 was primarily due to dividends paid of $200.0 million, partially offset by net income attributable to the Company of $121.7 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,604.7 million at January 27, 2019, $3,740.4 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at January 27, 2019 were 364-day credit facility agreements of $1,750.0 million expiring in April 2019, and $750.0 million expiring in October 2019. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million expiring in April 2021 and $2,500.0 million expiring in April 2022. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $200.0 million and $20.0 million in the first three months of 2019 and 2018, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On February 28, 2019, Capital Corporation declared a $30.0 million dividend to be paid to JDFS on March 14, 2019. JDFS, in turn, declared a $30.0 million dividend to Deere & Company, also payable on March 14, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 27, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 28, 2019	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer