Form 10-Q
period 2019-04-28
DEERE JOHN CAPITAL CORP
filed 2019-05-30
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no: 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-2386361 (IRS Employer Identification No.)

10587 Double R Boulevard, Suite 100 Reno, Nevada 89521 (Address of principal executive offices)
Telephone Number: (775) 786-5527

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
2.75% Senior Notes Due 2022	DE22B	New York Stock Exchange

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

Yes ☐No ☒

At April 28, 2019, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Revenues
Finance income earned on retail notes	$214.6	$185.3	$423.5	$368.9
Revolving charge account income	76.6	74.8	148.7	143.9
Finance income earned on wholesale receivables	142.7	114.6	259.0	209.2
Lease revenues	245.4	223.3	484.9	439.7
Other income	23.7	19.5	47.7	41.0
Total revenues	703.0	617.5	1,363.8	1,202.7
Expenses
Interest expense	252.0	180.3	478.5	334.4
Operating expenses:
Administrative and operating expenses	112.5	111.2	210.7	214.3
Fees paid to John Deere	12.0	16.8	26.8	33.0
Provision for credit losses	26.1	13.3	26.9	16.1
Depreciation of equipment on operating leases	180.9	170.5	356.3	337.8
Total operating expenses	331.5	311.8	620.7	601.2
Total expenses	583.5	492.1	1,099.2	935.6
Income of consolidated group before income taxes	119.5	125.4	264.6	267.1
Provision (credit) for income taxes	35.7	6.6	59.6	(250.3)
Income of consolidated group	83.8	118.8	205.0	517.4
Equity in income of unconsolidated affiliate	.4	.4	1.0	1.2
Net income	84.2	119.2	206.0	518.6
Less: Net loss attributable to noncontrolling interests	(.1)
Net income attributable to the Company	$84.3	$119.2	$206.0	$518.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018

Net income	$84.2	$119.2	$206.0	$518.6

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(7.2)	(17.2)	(6.4)	13.8
Unrealized gain (loss) on derivatives	(6.7)	4.9	(15.1)	10.2
Other comprehensive income (loss), net of income taxes	(13.9)	(12.3)	(21.5)	24.0

Comprehensive income of consolidated group	70.3	106.9	184.5	542.6
Less: Comprehensive loss attributable to noncontrolling interests	(.1)
Comprehensive income attributable to the Company	$70.4	$106.9	$184.5	$542.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	April 28	October 28	April 29
	2019	2018	2018
Assets
Cash and cash equivalents	$525.7	$608.4	$1,060.9
Marketable securities	4.0
Receivables:
Retail notes	13,248.6	14,156.0	12,570.0
Retail notes securitized	4,766.4	3,954.9	4,337.0
Revolving charge accounts	3,235.9	3,797.6	3,152.5
Wholesale receivables	10,809.7	7,967.6	9,129.7
Financing leases	627.0	770.6	666.8
Total receivables	32,687.6	30,646.7	29,856.0
Allowance for credit losses	(110.4)	(106.7)	(114.8)
Total receivables – net	32,577.2	30,540.0	29,741.2
Other receivables	106.1	532.0	94.6
Receivables from John Deere	113.5	59.3	73.2
Equipment on operating leases – net	5,169.5	5,102.5	4,793.5
Notes receivable from John Deere	224.0	195.4	151.3
Investment in unconsolidated affiliate	15.6	15.2	15.3
Deferred income taxes	36.5	36.8	40.8
Other assets	563.0	575.9	522.2
Total Assets	$39,335.1	$37,665.5	$36,493.0

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$3,484.1	$2,112.9	$1,908.9
Securitization borrowings	4,643.9	3,881.7	4,287.9
John Deere	1,062.0	1,376.8	1,382.8
Current maturities of long-term borrowings	4,629.7	4,587.6	5,664.8
Total short-term borrowings	13,819.7	11,959.0	13,244.4
Other payables to John Deere	144.6	342.5	342.6
Accounts payable and accrued expenses	839.2	871.6	827.8
Deposits withheld from dealers and merchants	138.2	166.0	170.8
Deferred income taxes	662.9	824.2	475.7
Long-term borrowings	19,705.9	19,432.2	17,596.9
Total liabilities	35,310.5	33,595.5	32,658.2
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,628.4	2,652.4	2,383.3
Accumulated other comprehensive income (loss)	(87.4)	(65.9)	(31.8)
Total Company stockholder’s equity	4,023.8	4,069.3	3,834.3
Noncontrolling interests	.8	.7	.5
Total stockholder’s equity	4,024.6	4,070.0	3,834.8
Total Liabilities and Stockholder’s Equity	$39,335.1	$37,665.5	$36,493.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Six Months Ended April 28, 2019 and April 29, 2018

(Unaudited)

(in millions)

	2019	2018
Cash Flows from Operating Activities:
Net income	$206.0	$518.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	26.9	16.1
Provision for depreciation and amortization	367.7	348.8
Credit for deferred income taxes	(157.0)	(347.6)
Undistributed earnings of unconsolidated affiliate	(.8)	(1.0)
Change in accounts payable and accrued expenses	3.2	40.3
Change in accrued income taxes payable/receivable	440.0	(28.9)
Other	133.7	97.2
Net cash provided by operating activities	1,019.7	643.5

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(8,360.2)	(7,938.4)
Collections of receivables (excluding wholesale)	8,991.2	8,610.6
Increase in wholesale receivables – net	(2,863.7)	(2,195.5)
Cost of equipment on operating leases acquired	(1,062.3)	(1,024.4)
Proceeds from sales of equipment on operating leases	627.0	560.3
Cost of notes receivable with John Deere	(56.6)	(4.9)
Collections of notes receivable with John Deere	31.4	2.5
Purchases of marketable securities	(4.0)
Other	(39.2)	(18.2)
Net cash used for investing activities	(2,736.4)	(2,008.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	1,364.1	(142.2)
Increase in securitization borrowings – net	762.8	169.2
Increase (decrease) in payable to John Deere – net	(302.4)	823.9
Proceeds from issuance of long-term borrowings	3,051.0	3,307.0
Payments of long-term borrowings	(3,002.8)	(2,412.5)
Dividends paid	(230.0)	(365.0)
Capital investment from John Deere	.1
Debt issuance costs	(16.2)	(16.5)
Net cash provided by financing activities	1,626.6	1,363.9

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.5)	.3
Net decrease in cash, cash equivalents, and restricted cash	(94.6)	(.3)
Cash, cash equivalents, and restricted cash at beginning of period	711.8	1,181.4
Cash, cash equivalents, and restricted cash at end of period	$617.2	$1,181.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended April 28, 2019 and April 29, 2018

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended April 29, 2018
Balance January 28, 2018	$4,072.9	$1,482.8	$2,609.1	$(19.5)	$.5
Net income	119.2		119.2
Other comprehensive loss	(12.3)			(12.3)
Dividends declared	(345.0)		(345.0)
Balance April 29, 2018	$3,834.8	$1,482.8	$2,383.3	$(31.8)	$.5

Six Months Ended April 29, 2018
Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income	518.6		518.6
Other comprehensive income	24.0			24.0
Dividends declared	(365.0)		(365.0)
Balance April 29, 2018	$3,834.8	$1,482.8	$2,383.3	$(31.8)	$.5

Three Months Ended April 28, 2019
Balance January 27, 2019	$3,984.2	$1,482.8	$2,574.1	$(73.5)	$.8
Net income (loss)	84.2		84.3		(.1)
Other comprehensive loss	(13.9)			(13.9)
Dividends declared	(30.0)		(30.0)
Capital investment	.1				.1
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8

Six Months Ended April 28, 2019
Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	206.0		206.0
Other comprehensive loss	(21.5)			(21.5)
Dividends declared	(230.0)		(230.0)
Capital investment	.1				.1
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2019 and 2018 were April 28, 2019 and April 29, 2018, respectively. Both periods contained 13 weeks.

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

In the first quarter of 2019, the Company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The Company held restricted cash of $91.5 million, $103.4 million, $120.2 million, and $125.9 million at April 28, 2019, October 28, 2018, April 29, 2018, and October 29, 2017, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet. The ASU was adopted using a retrospective transition approach resulting in an update to the 2018 statement of consolidated cash flows. The ASU did not have a material effect on the Company’s consolidated financial statements.

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

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions affecting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. The ASU allows certain lessors, including captive finance companies, to use their cost as the fair value of the to-be-leased asset. The ASU also clarifies the presentation of lease payments in the statement of cash flows and the required transition disclosures. The effective date will be the first quarter of fiscal year 2020. The Company is evaluating the potential effects on the consolidated financial statements and plans to adopt the ASU using the modified-retrospective approach that will not require earlier periods to be restated.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The effective date will be the first quarter of fiscal year 2021. The ASUs will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect.

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 29, 2017	$(60.0)	$4.2	$(55.8)
Other comprehensive income (loss) items before reclassification	13.8	10.9	24.7
Amounts reclassified from accumulated other comprehensive income		(.7)	(.7)
Net current period other comprehensive income (loss)	13.8	10.2	24.0
Balance April 29, 2018	$(46.2)	$14.4	$(31.8)

Balance October 28, 2018	$(80.7)	$14.8	$(65.9)
Other comprehensive income (loss) items before reclassification	(6.4)	(11.5)	(17.9)
Amounts reclassified from accumulated other comprehensive income		(3.6)	(3.6)
Net current period other comprehensive income (loss)	(6.4)	(15.1)	(21.5)
Balance April 28, 2019	$(87.1)	$(.3)	$(87.4)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(7.2)		$(7.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6.0)	$1.3	(4.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.5)	.5	(2.0)
Net unrealized gain (loss) on derivatives	(8.5)	1.8	(6.7)
Total other comprehensive income (loss)	$(15.7)	$1.8	$(13.9)

Six Months Ended April 28, 2019
Cumulative translation adjustment	$(6.4)		$(6.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14.6)	$3.1	(11.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(4.6)	1.0	(3.6)
Net unrealized gain (loss) on derivatives	(19.2)	4.1	(15.1)
Total other comprehensive income (loss)	$(25.6)	$4.1	$(21.5)

Three Months Ended April 29, 2018
Cumulative translation adjustment	$(17.2)		$(17.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7.1	$(1.5)	5.6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(.9)	.2	(.7)
Net unrealized gain (loss) on derivatives	6.2	(1.3)	4.9
Total other comprehensive income (loss)	$(11.0)	$(1.3)	$(12.3)

Six Months Ended April 29, 2018
Cumulative translation adjustment	$13.8		$13.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	14.7	$(3.8)	10.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(.9)	.2	(.7)
Net unrealized gain (loss) on derivatives	13.8	(3.6)	10.2
Total other comprehensive income (loss)	$27.6	$(3.6)	$24.0

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	April 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$116.7	$66.8	$.7	$184.2
Construction and forestry	86.7	39.8		126.5
Revolving charge accounts:
Agriculture and turf	23.6	11.8		35.4
Construction and forestry	3.7	1.3		5.0
Wholesale receivables:
Agriculture and turf	5.1	2.1	.8	8.0
Construction and forestry	.4			.4
Financing leases:
Agriculture and turf	4.4	1.7	.1	6.2
Construction and forestry	2.6	.7		3.3
Total Receivables	$243.2	$124.2	$1.6	$369.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$184.2	$197.7	$14,621.5	$15,003.4
Construction and forestry	126.5	110.7	2,774.4	3,011.6
Revolving charge accounts:
Agriculture and turf	35.4	47.1	3,059.2	3,141.7
Construction and forestry	5.0	1.0	88.2	94.2
Wholesale receivables:
Agriculture and turf	8.0	6.2	8,606.6	8,620.8
Construction and forestry	.4	4.5	2,184.0	2,188.9
Financing leases:
Agriculture and turf	6.2	11.6	462.9	480.7
Construction and forestry	3.3	2.9	140.1	146.3
Total Receivables	$369.0	$381.7	$31,936.9	$32,687.6

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$119.7	$67.5	$57.5	$244.7
Construction and forestry	75.9	44.8	49.7	170.4
Revolving charge accounts:
Agriculture and turf	22.8	8.3	4.6	35.7
Construction and forestry	4.0	1.2	.8	6.0
Wholesale receivables:
Agriculture and turf	1.7	.4	1.1	3.2
Construction and forestry	1.2			1.2
Financing leases:
Agriculture and turf	9.9	6.1	2.3	18.3
Construction and forestry	1.7	1.1	.9	3.7
Total Receivables	$236.9	$129.4	$116.9	$483.2

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$244.7	$95.9	$14,838.6	$15,179.2
Construction and forestry	170.4	28.5	2,732.8	2,931.7
Revolving charge accounts:
Agriculture and turf	35.7	1.3	3,659.2	3,696.2
Construction and forestry	6.0		95.4	101.4
Wholesale receivables:
Agriculture and turf	3.2	7.3	6,135.5	6,146.0
Construction and forestry	1.2		1,820.4	1,821.6
Financing leases:
Agriculture and turf	18.3	8.4	597.5	624.2
Construction and forestry	3.7	.6	142.1	146.4
Total Receivables	$483.2	$142.0	$30,021.5	$30,646.7

	April 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$104.1	$51.1	$40.1	$195.3
Construction and forestry	89.7	43.2	34.3	167.2
Revolving charge accounts:
Agriculture and turf	16.4	9.7	25.4	51.5
Construction and forestry	2.9	1.6	.7	5.2
Wholesale receivables:
Agriculture and turf	3.0	1.8	2.1	6.9
Construction and forestry	.6			.6
Financing leases:
Agriculture and turf	12.7	3.2	.9	16.8
Construction and forestry	2.2	1.2	.7	4.1
Total Receivables	$231.6	$111.8	$104.2	$447.6

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$195.3	$70.6	$13,917.1	$14,183.0
Construction and forestry	167.2	28.8	2,528.0	2,724.0
Revolving charge accounts:
Agriculture and turf	51.5	1.5	3,015.3	3,068.3
Construction and forestry	5.2	.1	78.9	84.2
Wholesale receivables:
Agriculture and turf	6.9	5.9	7,552.2	7,565.0
Construction and forestry	.6		1,564.1	1,564.7
Financing leases:
Agriculture and turf	16.8	9.3	494.8	520.9
Construction and forestry	4.1	1.0	140.8	145.9
Total Receivables	$447.6	$117.2	$29,291.2	$29,856.0

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

	Three Months Ended
	April 28, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$51.2	$42.3	$7.9	$5.3	$106.7
Provision for credit losses	8.1	16.3	.2	1.5	26.1
Write-offs	(6.4)	(21.5)		(1.0)	(28.9)
Recoveries	1.3	5.2		.2	6.7
Translation adjustments	(.1)		(.1)		(.2)
End of period balance	$54.1	$42.3	$8.0	$6.0	$110.4

	Six Months Ended
	April 28, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	12.6	15.4	(3.7)	2.6	26.9
Write-offs	(13.2)	(25.4)		(1.6)	(40.2)
Recoveries	3.2	10.0	3.6	.2	17.0
Translation adjustments	(.1)		.1
End of period balance	$54.1	$42.3	$8.0	$6.0	$110.4
Balance individually evaluated *	$1.8		$2.9	$.7	$5.4

Receivables:
End of period balance	$18,015.0	$3,235.9	$10,809.7	$627.0	$32,687.6
Balance individually evaluated *	$73.6	$2.4	$9.4	$1.1	$86.5

*    Remainder is collectively evaluated.

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 28, 2019 *
Receivables with specific allowance:
Retail notes	$4.8	$4.6	$1.8	$4.9
Wholesale receivables	5.9	5.9	2.9	5.8
Financing leases	.7	.6	.7	.7
Total with specific allowance	11.4	11.1	5.4	11.4

Receivables without specific allowance:
Retail notes	25.3	24.8		26.5
Wholesale receivables	1.3	1.3		.5
Total without specific allowance	26.6	26.1		27.0
Total	$38.0	$37.2	$5.4	$38.4

Agriculture and turf	$32.7	$32.1	$5.1	$33.1
Construction and forestry	5.3	5.1	.3	5.3
Total	$38.0	$37.2	$5.4	$38.4

October 28, 2018 *
Receivables with specific allowance:
Retail notes	$.8	$.6	$.1	$.9
Wholesale receivables	5.8	5.8	2.8	6.7
Total with specific allowance	6.6	6.4	2.9	7.6

Receivables without specific allowance:
Retail notes	23.9	23.6		26.1
Wholesale receivables	2.4	2.4		2.6
Total without specific allowance	26.3	26.0		28.7
Total	$32.9	$32.4	$2.9	$36.3

Agriculture and turf	$28.8	$28.4	$2.9	$31.7
Construction and forestry	4.1	4.0		4.6
Total	$32.9	$32.4	$2.9	$36.3

April 29, 2018 *
Receivables with specific allowance:
Retail notes	$.8	$.8	$.1	$.9
Wholesale receivables	6.7	6.7	2.5	8.1
Financing leases	.2	.2	.1	.2
Total with specific allowance	7.7	7.7	2.7	9.2

Receivables without specific allowance:
Retail notes	25.7	25.6		26.6
Wholesale receivables	1.9	1.8		4.2
Total without specific allowance	27.6	27.4		30.8
Total	$35.3	$35.1	$2.7	$40.0

Agriculture and turf	$29.4	$29.2	$2.6	$33.8
Construction and forestry	5.9	5.9	.1	6.2
Total	$35.3	$35.1	$2.7	$40.0

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2019, the Company identified 135 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $4.3 million pre‑modification and $4.0 million post‑modification. During the first six months of 2018, there were 212 Receivable contracts, primarily retail notes, with aggregate balances of $11.2 million pre‑modification and $10.6 million post‑modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 28, 2019, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,770.9 million, $2,592.4 million, and $2,488.9 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,693.4 million, $2,519.6 million, and $2,438.4 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $611.7 million, $427.9 million, and $572.8 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities

(securitization borrowings and accrued interest) were $572.4 million, $399.8 million, and $542.6 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,477.2 million, $1,033.2 million, and $1,383.1 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,382.0 million, $965.5 million, and $1,310.3 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

April 28
2019
Carrying value of liabilities	$1,382.0
Maximum exposure to loss	1,477.2

The total assets of unconsolidated VIEs related to securitizations were approximately $37.5 billion at April 28, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Retail notes securitized	$4,766.4	$3,954.9	$4,337.0
Allowance for credit losses	(11.7)	(9.6)	(13.8)
Other assets	105.1	108.2	121.6
Total restricted securitized assets	$4,859.8	$4,053.5	$4,444.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Securitization borrowings	$4,643.9	$3,881.7	$4,287.9
Accrued interest on borrowings	3.9	3.2	3.4
Total liabilities related to restricted securitized assets	$4,647.8	$3,884.9	$4,291.3

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At April 28, 2019, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(6)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next six years. Interest earned from John Deere was $4.0 million in the second quarter and $7.6 million in the first six months of 2019, compared with $2.3 million and $5.1 million for the same periods last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Limited Liability Company John Deere Financial	$128.4	$123.5	$98.6
Banco John Deere S.A.	95.6	71.9	52.7
Total Notes Receivable from John Deere	$224.0	$195.4	$151.3

(7)  Commitments and Contingencies

At April 28, 2019, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $852.8 million of medium-term notes outstanding, and a fair value liability of $24.7 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,708.9 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at April 28, 2019 was 2.9 percent with a maximum remaining maturity of approximately five years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,853.9 million at April 28, 2019. The weighted average interest rate on the debt at April 28, 2019 was 2.3 percent with a maximum remaining maturity of approximately four years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $5.6 billion at April 28, 2019. The amount of unused commitments to extend credit to customers was $29.3 billion at April 28, 2019. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At April 28, 2019, Capital Corporation had $60.3 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At April 28, 2019, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of April 28, 2019.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(8)  Income Taxes

In 2019, the Company is subject to additional provisions of the U.S. tax reform legislation enacted in December 2017 (tax reform). Tax reform reduced the corporate income tax rate and transitioned from a worldwide corporate tax system to a modified territorial corporate tax system. The Company’s 2019 U.S. statutory corporate income tax rate is 21 percent and was approximately 23.3 percent for 2018. The provisions of tax reform affecting the Company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. Based on the current interpretations of tax reform legislation and related regulations, along with the Company’s 2019 forecasts, the Company does not expect the combined effect of these provisions to be significant for the 2019 provision for income taxes.

In 2018, the Company recorded discrete tax measurement period adjustments related to the remeasurement of the Company’s net deferred tax liabilities to the new corporate income tax rate and a tax expense related to the deemed earnings repatriation tax (repatriation tax). Those adjustments for the second quarter and first six months of 2018 were as follows (in millions of dollars):

	April 29, 2018
	Three Months Ended	Six Months Ended
Net deferred tax liability remeasurement	$(18.5)	$(322.4)
Deemed earnings repatriation tax	.1	15.7
Total discrete tax (benefit) expense	$(18.4)	$(306.7)

The full year 2018 discrete tax benefit for the remeasurement of the net deferred tax liabilities was $362.9 million and the repatriation tax expense was $20.6 million. The final repatriation tax amount will be determined later in 2019 based on completing the 2018 income tax filings and the interpretation of regulations. Based on current law, the Company paid the repatriation tax in 2019 with an expected U.S. income tax overpayment.

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

The Company’s unrecognized tax benefits at April 28, 2019 were $30.4 million, compared to $36.3 million at October 28, 2018. The liability at April 28, 2019, October 28, 2018, and April 29, 2018 consisted of approximately $15.4 million, $19.4 million, and $19.8 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 28, 2019		October 28, 2018		April 29, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$27,822.5	$27,765.7	$26,594.7	$26,390.4	$25,418.0	$25,259.1
Retail notes securitized – net	4,754.7	4,726.6	3,945.3	3,894.6	4,323.2	4,272.5
Securitization borrowings	4,643.9	4,652.5	3,881.7	3,869.5	4,287.9	4,273.9
Current maturities of long-term borrowings	4,629.7	4,619.4	4,587.6	4,577.8	5,664.8	5,665.7
Long-term borrowings	19,705.9	19,924.3	19,432.2	19,535.8	17,596.9	17,661.7

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Marketable securities
International debt securities	$4.0
Receivables from John Deere
Derivatives:
Interest rate contracts	112.4	$55.9	$70.2
Cross-currency interest rate contracts	1.1	3.4	3.0
Other assets
Derivatives:
Interest rate contracts	.1	.4	.9
Foreign exchange contracts	36.6	22.0	30.1
Total assets *	$154.2	$81.7	$104.2

Other payables to John Deere
Derivatives:
Interest rate contracts	$142.4	$342.4	$341.0
Cross-currency interest rate contracts	2.2	.1	1.6
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	4.5	1.4
Total liabilities	$149.1	$343.9	$342.6

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At April 28, 2019, the amortized cost basis and fair value of these available-for-sale debt securities were $4.0 million and $4.0 million, respectively.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 28, 2019, October 28, 2018, and April 29, 2018 were $2,800.0 million, $3,050.0 million, and $1,800.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at April 28, 2019 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.2 million after-tax. These contracts mature in up to 20 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 28, 2019, October 28, 2018, and April 29, 2018 were $9,093.2 million, $8,096.6 million, and $8,071.6 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows:

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
April 28, 2019	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$189.6	$1.3	$(4.4)	$(3.1)
Long-term borrowings	8,798.3	(31.1)	(37.6)	(68.7)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at April 28, 2019, October 28, 2018, and April 29, 2018 were $1,880.3 million, $1,899.6 million, and $2,419.9 million, the foreign exchange contracts were $2,261.5 million, $1,564.3 million, and $1,487.4 million, and the cross‑currency interest rate contracts were $89.5 million, $71.8 million, and $82.4 million, respectively. At April 28, 2019, October 28, 2018, and April 29, 2018 there were also $2,034.0 million, $1,519.1 million, and $1,932.5 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$100.3	$29.0	$34.0

Not designated as hedging instruments:
Interest rate contracts	12.1	26.9	36.2
Cross-currency interest rate contracts	1.1	3.4	3.0
Total not designated	13.2	30.3	39.2

Other Assets
Not designated as hedging instruments:
Interest rate contracts	.1	.4	.9
Foreign exchange contracts	36.6	22.0	30.1
Total not designated	36.7	22.4	31.0

Total derivative assets	$150.2	$81.7	$104.2

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$122.1	$314.5	$309.5

Not designated as hedging instruments:
Interest rate contracts	20.3	27.9	31.5
Cross-currency interest rate contracts	2.2	.1	1.6
Total not designated	22.5	28.0	33.1

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	4.5	1.4

Total derivative liabilities	$149.1	$343.9	$342.6

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Fair Value Hedges
Interest rate contracts - Interest expense	$139.2	$(118.7)	$269.6	$(252.4)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(6.0)	7.1	(14.6)	14.7

Reclassified from OCI
Interest rate contracts - Interest expense	2.5	.9	4.6	.9

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(8.0)	$(3.1)	$(11.7)	$(1.8)
Foreign exchange contracts - Administrative and operating expenses *	39.5	71.9	16.5	(31.4)
Total not designated	$31.5	$68.8	$4.8	$(33.2)

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended April 28, 2019 and April 29, 2018 were a gain of $133.9 million and a loss of $120.0 million, respectively. The amounts the Company recognized on these affiliate party transactions for the six months ended April 28, 2019 and April 29, 2018 were a gain of $260.2 million and a loss of $254.7 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At April 28, 2019, October 28, 2018, and April 29, 2018, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit‑risk‑related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement increased the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $17.4 million as of April 28, 2019. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of October 28, 2018 and April 29, 2018.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

April 28, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$36.7	$(1.0)		$35.7
John Deere	113.5	(97.1)		16.4
Liabilities
External	4.5	(1.0)		3.5
John Deere	144.6	(97.1)		47.5

October 28, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$22.4	$(.1)		$22.3
John Deere	59.3	(27.6)		31.7
Liabilities
External	1.4	(.1)		1.3
John Deere	342.5	(27.6)		314.9

April 29, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$31.0			$31.0
John Deere	73.2	$(32.9)		40.3
Liabilities
John Deere	342.6	(32.9)		309.7

(11)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $.1 million for the second quarter and $.2 million for the first six months of 2019, compared with $1.7 million and $3.4 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.3 million for the second quarter and $2.5 million for the first six months of 2019, compared with $.6 million and $1.3 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended April 28, 2019.

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

Trends and Economic Conditions

The Company’s business is closely related to John Deere’s business. Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher for 2019. Full year 2019 industry sales in the European Union (EU) 28 nations are forecast to be about the same. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher. Asian sales are forecast to be about the same or decrease slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. John Deere’s agriculture and turf segment sales increased 3 percent in the second quarter and 6 percent for the first six months. These sales are forecast to increase about 2 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher. John Deere’s construction and forestry segment sales increased 11 percent in the second quarter and 19 percent for the first six months. These sales are forecast to increase about 11 percent in 2019, with two additional months of Wirtgen adding 4 percent to segment sales.

John Deere produced solid results for the second quarter despite uncertain conditions in the agricultural sector. Concerns about export market access, near-term demand for commodities, and a delayed planting season in much of North America are causing farmers to become much more cautious about major purchases. Overall economic conditions remain positive and along with a growing customer base have contributed to strong results from the construction and forestry business. The conditions in the agricultural sector have led John Deere to adopt a more cautious financial outlook for the year with plans to reduce production levels below retail sales for the second half of the year. John Deere’s long-term strategies remain on track. The global customer base continues to expand and John Deere is encouraged by the market’s positive response to its products and services.

Net income attributable to the Company in fiscal year 2019 is projected to be approximately $470 million. Net income attributable to the Company in fiscal year 2018 of $799 million included a tax benefit related to tax reform of $342 million. Excluding the tax benefit, results are expected to benefit from a higher average portfolio, partially offset by less favorable financing spreads and a higher provision for credit losses.

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

2019 Compared with 2018

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Total revenues	$703.0	$617.5	$1,363.8	$1,202.7
Net income attributable to the Company	84.3	119.2	206.0	518.6

Total revenues for both periods generally increased due to higher average balances and financing rates. Prior year net income results included a favorable provision for income taxes associated with tax reform. Net income results for the current quarter and first six months of 2019 included less favorable financing spreads and a higher provision for credit losses, partially offset by income earned on a higher average portfolio.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Finance income earned from:
Retail notes	$214.6	$185.3	16%	$423.5	$368.9	15%
Revolving charge accounts	76.6	74.8	2	148.7	143.9	3
Wholesale receivables	142.7	114.6	25	259.0	209.2	24
Lease revenues	245.4	223.3	10	484.9	439.7	10

The increases in finance income earned on retail notes and wholesale receivables were primarily due to higher average financing rates and an increase in the average balance. The increase in finance income earned on revolving charge accounts was primarily due to an increase in the average balance of these accounts. The increase in lease revenues was primarily due to a higher average balance of leases.

Revenues earned from John Deere totaled $188.8 million in the second quarter and $353.6 million in the first six months of 2019, compared with $161.3 million and $302.3 million for the same periods last year. The increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Interest expense	$252.0	$180.3	40%	$478.5	$334.4	43%
Administrative and operating expenses	112.5	111.2	1	210.7	214.3	(2)
Provision for credit losses	26.1	13.3	96	26.9	16.1	67
Depreciation of equipment on operating leases	180.9	170.5	6	356.3	337.8	5
Provision (credit) for income taxes	35.7	6.6	441	59.6	(250.3)	124

The increase in interest expense for the second quarter and first six months was primarily due to higher average borrowing rates and higher average borrowings.

The provision for credit losses increased in both periods, primarily due to higher net write-offs of revolving charge accounts. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .33 percent in the second quarter and .18 percent in the first six months of 2019, compared with .19 percent and .11 percent for the same periods last year. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

The depreciation of equipment on operating leases for the second quarter and first six months of 2019 increased primarily due to higher average balances of equipment on operating leases.

The higher provision for income taxes in the second quarter and first six months of 2019 was primarily related to the tax reform benefits recorded in the prior year. See Note 8 to the interim consolidated financial statements for additional information.

Ratio of Earnings to Fixed Charges

The Company’s ratio of earnings to fixed charges was 1.47 to 1 for the second quarter of 2019, compared with 1.69 to 1 for the second quarter of 2018. The Company’s ratio of earnings to fixed charges was 1.55 to 1 for the first six months of 2019, compared with 1.79 to 1 for the first six months of 2018. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	April 28	April 29	$	%
	2019	2018	Change	Change
Retail notes:
Agriculture and turf	$2,217.2	$1,930.0	$287.2	15%
Construction and forestry	430.6	431.4	(.8)
Total retail notes	2,647.8	2,361.4	286.4	12
Revolving charge accounts	1,684.5	1,578.3	106.2	7
Financing leases	77.8	98.5	(20.7)	(21)
Equipment on operating leases	658.3	599.6	58.7	10
Total Receivables and Leases (excluding wholesale)	$5,068.4	$4,637.8	$430.6	9%

	Six Months Ended
	April 28	April 29	$	%
	2019	2018	Change	Change
Retail notes:
Agriculture and turf	$3,714.7	$3,355.5	$359.2	11%
Construction and forestry	855.7	878.1	(22.4)	(3)
Total retail notes	4,570.4	4,233.6	336.8	8
Revolving charge accounts	3,659.5	3,511.2	148.3	4
Financing leases	143.3	157.7	(14.4)	(9)
Equipment on operating leases	1,001.4	979.2	22.2	2
Total Receivables and Leases (excluding wholesale)	$9,374.6	$8,881.7	$492.9	6%

Agriculture and turf retail note volumes increased in the second quarter and first six months of 2019, compared to last year, primarily due to higher retail sales of John Deere equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 28	October 28	April 29
	2019	2018	2018
Retail notes:
Agriculture and turf	$15,003.4	$15,179.2	$14,183.0
Construction and forestry	3,011.6	2,931.7	2,724.0
Total retail notes	18,015.0	18,110.9	16,907.0
Revolving charge accounts	3,235.9	3,797.6	3,152.5
Wholesale receivables	10,809.7	7,967.6	9,129.7
Financing leases	627.0	770.6	666.8
Equipment on operating leases	5,169.5	5,102.5	4,793.5
Total Receivables and Leases	$37,857.1	$35,749.2	$34,649.5

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	April 28		October 28		April 29
	2019		2018		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$369.0	1.13%	$483.2	1.58%	$447.6	1.50%
Non-performing Receivables	381.7	1.17	142.0	.46	117.2	.39
Allowance for credit losses	(110.4)	.34	(106.7)	.35	(114.8)	.38

Receivables 30 days or more past due continue to accrue finance income. The Company ceases to accrue finance income once Receivables are considered non-performing. An allowance for credit losses is recorded for the estimated uncollectible amount.

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

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $138.2 million at April 28, 2019, compared with $166.0 million at October 28, 2018 and $170.8 million at April 29, 2018.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	April 28, 2019		April 29, 2018
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.1)	(.06)%	$(2.0)	(.06)%
Construction and forestry	(4.3)	(.58)	(2.7)	(.40)
Total retail notes	(6.4)	(.14)	(4.7)	(.11)
Revolving charge accounts	(21.5)	(2.97)	(14.3)	(2.03)
Wholesale receivables			(.4)	(.02)
Financing leases	(1.0)	(.60)	(.6)	(.37)
Total write-offs	(28.9)	(.37)	(20.0)	(.28)
Recoveries:
Retail notes:
Agriculture and turf	1.0	.03	1.4	.04
Construction and forestry	.3	.04	.6	.09
Total retail notes	1.3	.03	2.0	.05
Revolving charge accounts	5.2	.72	5.5	.78
Financing leases	.2	.12	.2	.12
Total recoveries	6.7	.09	7.7	.11
Total net write-offs	$(22.2)	(.28)%	$(12.3)	(.17)%

	Six Months Ended
	April 28, 2019		April 29, 2018
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.1)	(.06)%	$(4.1)	(.06)%
Construction and forestry	(9.1)	(.61)	(5.8)	(.44)
Total retail notes	(13.2)	(.15)	(9.9)	(.12)
Revolving charge accounts	(25.4)	(1.68)	(18.9)	(1.31)
Wholesale receivables			(.5)	(.01)
Financing leases	(1.6)	(.46)	(1.5)	(.45)
Total write-offs	(40.2)	(.26)	(30.8)	(.22)
Recoveries:
Retail notes:
Agriculture and turf	2.6	.04	3.5	.05
Construction and forestry	.6	.04	1.1	.08
Total retail notes	3.2	.04	4.6	.05
Revolving charge accounts	10.0	.66	10.6	.73
Wholesale receivables	3.6	.08
Financing leases	.2	.06	.3	.09
Total recoveries	17.0	.11	15.5	.11
Total net write-offs	$(23.2)	(.15)%	$(15.3)	(.11)%

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

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

During the first six months of 2019, the aggregate net cash provided by operating and investing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,019.7 million in the first six months of 2019. Net cash provided by financing activities totaled $1,626.6 million in the first six months of 2019, resulting primarily from an increase in total external borrowings of $2,175.1 million, partially offset by a net decrease in payables to John Deere of $302.4 million and dividends paid of $230.0 million. Net cash used by investing activities totaled $2,736.4 million in the first six months of 2019, primarily due to an increase in net wholesale receivables of $2,863.7 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $435.3 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $631.0 million. Cash, cash equivalents, and restricted cash decreased $94.6 million during the first six months of 2019.

During the first six months of 2018, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $643.5 million in the first six months of 2018. Net cash provided by financing activities totaled $1,363.9 million in the first six months of 2018, resulting primarily from an increase in total external borrowings of $921.5 million and a net increase in payables to John Deere of $823.9 million, partially offset by dividends paid of $365.0 million. Net cash used for investing activities totaled $2,008.0 million in the first six months of 2018, primarily due to an increase in wholesale receivables of $2,195.5 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $464.1 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $672.2 million. Cash, cash equivalents, and restricted cash decreased $.3 million during the first six months of 2018.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at April 28, 2019, October 28, 2018, and April 29, 2018 was $3,413.4 million, $1,987.3 million, and $1,872.2 million, respectively, while the total cash, cash equivalents, and marketable securities position was $529.7 million, $608.4 million, and $1,060.9 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was approximately $112.1 million, $108.3 million, and $103.4 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At April 28, 2019, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two‑year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 28, 2019, $1,953.1 million of short-term securitization borrowings were outstanding under the agreement.

During the first six months of 2019, the Company issued $3,051.0 million and retired $3,002.8 million of long‑term borrowings, which were primarily medium-term notes. During the first six months of 2019, the Company also issued $2,258.9 million and retired $1,496.1 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,663.6 million. At April 28, 2019, the Company’s funding profile included $3,484.1 million of commercial paper and other notes payable, $4,643.9 million of securitization borrowings, $1,062.0 million of loans from John Deere, $24,335.6 million of unsecured term debt, and $4,024.6 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $33,525.6 million at April 28, 2019, compared with $31,391.2 million at October 28, 2018 and $30,841.3 million at April 29, 2018. Total short‑term indebtedness amounted to $13,819.7 million at April 28, 2019, compared with $11,959.0 million at October 28, 2018 and $13,244.4 million at April 29, 2018. Total long-term indebtedness amounted to $19,705.9 million at April 28, 2019, compared with $19,432.2 million at October 28, 2018 and $17,596.9 million at April 29, 2018. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.3 to 1 at April 28, 2019, compared with 7.7 to 1 at October 28, 2018 and 8.0 to 1 at April 29, 2018.

Stockholder’s equity was $4,024.6 million at April 28, 2019, compared with $4,070.0 million at October 28, 2018 and $3,834.8 million at April 29, 2018. The decrease in the first six months of 2019 was primarily due to dividends paid of $230.0 million, partially offset by net income attributable to the Company of $206.0 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,870.7 million at April 28, 2019, $2,924.8 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at April 28, 2019 were 364-day credit facility agreements of $2,800.0 million expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million expiring in April 2023 and $2,500.0 million expiring in April 2024. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $230.0 million and $365.0 million in the first six months of 2019 and 2018, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 30, 2019, Capital Corporation declared a $50.0 million dividend to be paid to JDFS on June 13, 2019. JDFS, in turn, declared a $50.0 million dividend to Deere & Company, also payable on June 13, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of April 28, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.1

2023 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019

10.2

2024 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 30, 2019	By:	/s/ Ryan D. Campbell
Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer