Form 10-Q
period 2019-07-28
DEERE JOHN CAPITAL CORP
filed 2019-08-29
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2019

or

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

Yes ☐No ☒

At July 28, 2019, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Revenues
Finance income earned on retail notes	$241.5	$193.7	$665.0	$562.6
Revolving charge account income	94.3	91.7	243.0	235.6
Finance income earned on wholesale receivables	141.9	122.8	400.9	332.0
Lease revenues	256.7	231.2	741.6	670.9
Other income	7.4	21.7	55.1	62.7
Total revenues	741.8	661.1	2,105.6	1,863.8
Expenses
Interest expense	256.2	196.1	734.7	530.5
Operating expenses:
Administrative and operating expenses	102.6	92.4	313.3	306.7
Fees paid to John Deere	15.2	22.0	42.0	55.0
Provision for credit losses	23.4	27.6	50.3	43.7
Depreciation of equipment on operating leases	188.0	173.3	544.3	511.1
Total operating expenses	329.2	315.3	949.9	916.5
Total expenses	585.4	511.4	1,684.6	1,447.0
Income of consolidated group before income taxes	156.4	149.7	421.0	416.8
Provision (credit) for income taxes	11.8	30.0	71.4	(220.3)
Income of consolidated group	144.6	119.7	349.6	637.1
Equity in income of unconsolidated affiliate	.4	.4	1.4	1.6
Net income	145.0	120.1	351.0	638.7
Less: Net income (loss) attributable to noncontrolling interests	.2	(.1)	.2	(.1)
Net income attributable to the Company	$144.8	$120.2	$350.8	$638.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018

Net income	$145.0	$120.1	$351.0	$638.7

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(3.4)	(19.3)	(9.8)	(5.5)
Unrealized gain (loss) on derivatives	(6.2)	(.8)	(21.3)	9.4
Other comprehensive income (loss), net of income taxes	(9.6)	(20.1)	(31.1)	3.9

Comprehensive income of consolidated group	135.4	100.0	319.9	642.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	.2	(.1)	.2	(.1)
Comprehensive income attributable to the Company	$135.2	$100.1	$319.7	$642.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	July 28	October 28	July 29
	2019	2018	2018
Assets
Cash and cash equivalents	$649.1	$608.4	$1,072.4
Marketable securities	6.9
Receivables:
Retail notes	13,437.5	14,156.0	12,839.1
Retail notes securitized	5,159.1	3,954.9	4,582.9
Revolving charge accounts	3,798.7	3,797.6	3,686.9
Wholesale receivables	10,299.5	7,967.6	9,050.3
Financing leases	716.9	770.6	728.1
Total receivables	33,411.7	30,646.7	30,887.3
Allowance for credit losses	(110.4)	(106.7)	(115.7)
Total receivables – net	33,301.3	30,540.0	30,771.6
Other receivables	83.2	532.0	80.2
Receivables from John Deere	235.3	59.3	55.7
Equipment on operating leases – net	5,323.3	5,102.5	4,861.8
Notes receivable from John Deere	277.3	195.4	191.8
Investment in unconsolidated affiliate	16.0	15.2	15.2
Deferred income taxes	36.3	36.8	40.2
Other assets	514.6	575.9	494.2
Total Assets	$40,443.3	$37,665.5	$37,583.1

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,162.5	$2,112.9	$2,198.1
Securitization borrowings	4,994.8	3,881.7	4,437.5
John Deere	2,294.8	1,376.8	1,563.6
Current maturities of long-term borrowings	6,269.5	4,587.6	5,111.3
Total short-term borrowings	14,721.6	11,959.0	13,310.5
Other payables to John Deere	55.3	342.5	331.1
Accounts payable and accrued expenses	767.0	871.6	787.0
Deposits withheld from dealers and merchants	138.8	166.0	169.2
Deferred income taxes	615.1	824.2	458.7
Long-term borrowings	20,035.4	19,432.2	18,591.5
Total liabilities	36,333.2	33,595.5	33,648.0
Commitments and contingencies (Note 7)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,723.2	2,652.4	2,503.5
Accumulated other comprehensive income (loss)	(97.0)	(65.9)	(51.9)
Total Company stockholder’s equity	4,109.0	4,069.3	3,934.4
Noncontrolling interests	1.1	.7	.7
Total stockholder’s equity	4,110.1	4,070.0	3,935.1
Total Liabilities and Stockholder’s Equity	$40,443.3	$37,665.5	$37,583.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Nine Months Ended July 28, 2019 and July 29, 2018

(Unaudited)

(in millions)

	2019	2018
Cash Flows from Operating Activities:
Net income	$351.0	$638.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	50.3	43.7
Provision for depreciation and amortization	561.7	528.1
Credit for deferred income taxes	(202.9)	(363.8)
Undistributed earnings of unconsolidated affiliate	(1.2)	(1.4)
Change in accounts payable and accrued expenses	18.4	51.2
Change in accrued income taxes payable/receivable	448.0	(47.9)
Other	139.6	128.0
Net cash provided by operating activities	1,364.9	976.6

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(12,884.6)	(12,205.3)
Collections of receivables (excluding wholesale)	12,215.9	11,718.7
Increase in wholesale receivables – net	(2,362.5)	(2,188.8)
Cost of equipment on operating leases acquired	(1,672.5)	(1,560.8)
Proceeds from sales of equipment on operating leases	870.4	823.1
Cost of notes receivable with John Deere	(105.2)	(44.8)
Collections of notes receivable with John Deere	31.4	2.5
Purchases of marketable securities	(11.0)
Proceeds from maturities and sales of marketable securities	4.0
Other	(44.6)	(25.8)
Net cash used for investing activities	(3,958.7)	(3,481.2)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(948.8)	157.6
Increase in securitization borrowings – net	1,115.4	320.2
Increase in payable to John Deere – net	948.1	1,011.8
Proceeds from issuance of long-term borrowings	5,150.2	4,680.2
Payments of long-term borrowings	(3,332.4)	(3,277.9)
Dividends paid	(280.0)	(365.0)
Capital investment from John Deere	.2	.3
Debt issuance costs	(25.2)	(22.0)
Net cash provided by financing activities	2,627.5	2,505.2

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.3)	(11.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27.4	(11.0)
Cash, cash equivalents, and restricted cash at beginning of period	711.8	1,181.4
Cash, cash equivalents, and restricted cash at end of period	$739.2	$1,170.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three and Nine Months Ended July 28, 2019 and July 29, 2018

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended July 29, 2018
Balance April 29, 2018	$3,834.8	$1,482.8	$2,383.3	$(31.8)	$.5
Net income (loss)	120.1		120.2		(.1)
Other comprehensive loss	(20.1)			(20.1)
Capital investment	.3				.3
Balance July 29, 2018	$3,935.1	$1,482.8	$2,503.5	$(51.9)	$.7

Nine Months Ended July 29, 2018
Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income (loss)	638.7		638.8		(.1)
Other comprehensive income	3.9			3.9
Dividends declared	(365.0)		(365.0)
Capital investment	.3				.3
Balance July 29, 2018	$3,935.1	$1,482.8	$2,503.5	$(51.9)	$.7

Three Months Ended July 28, 2019
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8
Net income	145.0		144.8		.2
Other comprehensive loss	(9.6)			(9.6)
Dividends declared	(50.0)		(50.0)
Capital investment	.1				.1
Balance July 28, 2019	$4,110.1	$1,482.8	$2,723.2	$(97.0)	$1.1

Nine Months Ended July 28, 2019
Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	351.0		350.8		.2
Other comprehensive loss	(31.1)			(31.1)
Dividends declared	(280.0)		(280.0)
Capital investment	.2				.2
Balance July 28, 2019	$4,110.1	$1,482.8	$2,723.2	$(97.0)	$1.1

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2019 and 2018 were July 28, 2019 and July 29, 2018, respectively. Both periods contained 13 weeks.

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

In the first quarter of 2019, the Company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The Company held restricted cash of $90.1 million, $103.4 million, $98.0 million, and $125.9 million at July 28, 2019, October 28, 2018, July 29, 2018, and October 29, 2017, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet. The ASU was adopted using a retrospective transition approach resulting in an update to the 2018 statement of consolidated cash flows. The ASU did not have a material effect on the Company’s consolidated financial statements.

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

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions affecting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. The ASU allows certain lessors, including captive finance companies, to use their cost as the fair value of the to-be-leased asset. The ASU also clarifies the presentation of lease payments in the statement of cash flows and the required transition disclosures. The effective date will be the first quarter of fiscal year 2020. The Company is evaluating the potential effects on the consolidated financial statements and will adopt the ASU using the modified-retrospective approach that will not require earlier periods to be restated.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect.

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Accumulated
	Cumulative	Gain (Loss)	Other
	Translation	on	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance October 29, 2017	$(60.0)	$4.2	$(55.8)
Other comprehensive income (loss) items before reclassification	(5.5)	11.9	6.4
Amounts reclassified from accumulated other comprehensive income		(2.5)	(2.5)
Net current period other comprehensive income (loss)	(5.5)	9.4	3.9
Balance July 29, 2018	$(65.5)	$13.6	$(51.9)

Balance October 28, 2018	$(80.7)	$14.8	$(65.9)
Other comprehensive income (loss) items before reclassification	(9.8)	(16.8)	(26.6)
Amounts reclassified from accumulated other comprehensive income		(4.5)	(4.5)
Net current period other comprehensive income (loss)	(9.8)	(21.3)	(31.1)
Balance July 28, 2019	$(90.5)	$(6.5)	$(97.0)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(3.4)		$(3.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6.7)	$1.4	(5.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1.1)	.2	(.9)
Net unrealized gain (loss) on derivatives	(7.8)	1.6	(6.2)
Total other comprehensive income (loss)	$(11.2)	$1.6	$(9.6)

Nine Months Ended July 28, 2019
Cumulative translation adjustment	$(9.8)		$(9.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(21.3)	$4.5	(16.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.7)	1.2	(4.5)
Net unrealized gain (loss) on derivatives	(27.0)	5.7	(21.3)
Total other comprehensive income (loss)	$(36.8)	$5.7	$(31.1)

Three Months Ended July 29, 2018
Cumulative translation adjustment	$(19.3)		$(19.3)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1.4	$(.3)	1.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.5)	.6	(1.9)
Net unrealized gain (loss) on derivatives	(1.1)	.3	(.8)
Total other comprehensive income (loss)	$(20.4)	$.3	$(20.1)

Nine Months Ended July 29, 2018
Cumulative translation adjustment	$(5.5)		$(5.5)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	16.1	$(4.2)	11.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3.4)	.9	(2.5)
Net unrealized gain (loss) on derivatives	12.7	(3.3)	9.4
Total other comprehensive income (loss)	$7.2	$(3.3)	$3.9

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	July 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$107.7	$53.0	$2.8	$163.5
Construction and forestry	82.3	33.6		115.9
Revolving charge accounts:
Agriculture and turf	22.4	5.1		27.5
Construction and forestry	3.9	1.4		5.3
Wholesale receivables:
Agriculture and turf	4.4	.2	.7	5.3
Construction and forestry	1.1	1.5	.2	2.8
Financing leases:
Agriculture and turf	11.9	13.3	.2	25.4
Construction and forestry	2.8	.5		3.3
Total Receivables	$236.5	$108.6	$3.9	$349.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$163.5	$173.2	$15,139.6	$15,476.3
Construction and forestry	115.9	115.6	2,888.8	3,120.3
Revolving charge accounts:
Agriculture and turf	27.5	10.0	3,662.4	3,699.9
Construction and forestry	5.3	1.4	92.1	98.8
Wholesale receivables:
Agriculture and turf	5.3	6.1	8,065.2	8,076.6
Construction and forestry	2.8	3.6	2,216.5	2,222.9
Financing leases:
Agriculture and turf	25.4	22.1	524.5	572.0
Construction and forestry	3.3	2.4	139.2	144.9
Total Receivables	$349.0	$334.4	$32,728.3	$33,411.7

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$119.7	$67.5	$57.5	$244.7
Construction and forestry	75.9	44.8	49.7	170.4
Revolving charge accounts:
Agriculture and turf	22.8	8.3	4.6	35.7
Construction and forestry	4.0	1.2	.8	6.0
Wholesale receivables:
Agriculture and turf	1.7	.4	1.1	3.2
Construction and forestry	1.2			1.2
Financing leases:
Agriculture and turf	9.9	6.1	2.3	18.3
Construction and forestry	1.7	1.1	.9	3.7
Total Receivables	$236.9	$129.4	$116.9	$483.2

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$244.7	$95.9	$14,838.6	$15,179.2
Construction and forestry	170.4	28.5	2,732.8	2,931.7
Revolving charge accounts:
Agriculture and turf	35.7	1.3	3,659.2	3,696.2
Construction and forestry	6.0		95.4	101.4
Wholesale receivables:
Agriculture and turf	3.2	7.3	6,135.5	6,146.0
Construction and forestry	1.2		1,820.4	1,821.6
Financing leases:
Agriculture and turf	18.3	8.4	597.5	624.2
Construction and forestry	3.7	.6	142.1	146.4
Total Receivables	$483.2	$142.0	$30,021.5	$30,646.7

	July 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$109.7	$43.9	$47.3	$200.9
Construction and forestry	98.0	41.8	47.8	187.6
Revolving charge accounts:
Agriculture and turf	22.8	6.3	6.2	35.3
Construction and forestry	3.6	1.6	1.0	6.2
Wholesale receivables:
Agriculture and turf	2.4	.5	1.4	4.3
Construction and forestry	2.4	1.7		4.1
Financing leases:
Agriculture and turf	9.6	6.5	5.6	21.7
Construction and forestry	2.4	.8	.1	3.3
Total Receivables	$250.9	$103.1	$109.4	$463.4

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$200.9	$82.1	$14,305.5	$14,588.5
Construction and forestry	187.6	28.0	2,617.9	2,833.5
Revolving charge accounts:
Agriculture and turf	35.3	1.1	3,548.0	3,584.4
Construction and forestry	6.2		96.3	102.5
Wholesale receivables:
Agriculture and turf	4.3	5.2	7,372.1	7,381.6
Construction and forestry	4.1		1,664.6	1,668.7
Financing leases:
Agriculture and turf	21.7	6.1	556.9	584.7
Construction and forestry	3.3	1.4	138.7	143.4
Total Receivables	$463.4	$123.9	$30,300.0	$30,887.3

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

	Three Months Ended
	July 28, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$54.1	$42.3	$8.0	$6.0	$110.4
Provision (credit) for credit losses	5.5	17.9	(.3)	.3	23.4
Write-offs	(7.2)	(25.4)	(.1)	(.5)	(33.2)
Recoveries	1.8	7.5	.4	.1	9.8
End of period balance	$54.2	$42.3	$8.0	$5.9	$110.4

	Nine Months Ended
	July 28, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	18.1	33.3	(4.0)	2.9	50.3
Write-offs	(20.4)	(50.8)	(.1)	(2.1)	(73.4)
Recoveries	5.0	17.5	4.0	.3	26.8
Translation adjustments	(.1)		.1
End of period balance	$54.2	$42.3	$8.0	$5.9	$110.4
Balance individually evaluated *	$2.0		$2.9	$.6	$5.5

Receivables:
End of period balance	$18,596.6	$3,798.7	$10,299.5	$716.9	$33,411.7
Balance individually evaluated *	$60.8	$.2	$10.1	$1.7	$72.8

*    Remainder is collectively evaluated.

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 28, 2019 *
Receivables with specific allowance:
Retail notes	$4.8	$4.6	$2.0	$4.8
Wholesale receivables	5.3	5.3	2.9	5.8
Financing leases	.6	.5	.6	.6
Total with specific allowance	10.7	10.4	5.5	11.2

Receivables without specific allowance:
Retail notes	23.3	22.8		25.4
Wholesale receivables	4.8	4.8		4.3
Total without specific allowance	28.1	27.6		29.7
Total	$38.8	$38.0	$5.5	$40.9

Agriculture and turf	$30.7	$30.1	$5.2	$32.2
Construction and forestry	8.1	7.9	.3	8.7
Total	$38.8	$38.0	$5.5	$40.9

October 28, 2018 *
Receivables with specific allowance:
Retail notes	$.8	$.6	$.1	$.9
Wholesale receivables	5.8	5.8	2.8	6.7
Total with specific allowance	6.6	6.4	2.9	7.6

Receivables without specific allowance:
Retail notes	23.9	23.6		26.1
Wholesale receivables	2.4	2.4		2.6
Total without specific allowance	26.3	26.0		28.7
Total	$32.9	$32.4	$2.9	$36.3

Agriculture and turf	$28.8	$28.4	$2.9	$31.7
Construction and forestry	4.1	4.0		4.6
Total	$32.9	$32.4	$2.9	$36.3

July 29, 2018 *
Receivables with specific allowance:
Retail notes	$.9	$.8	$.1	$.9
Wholesale receivables	6.4	6.4	3.3	7.6
Financing leases	.2	.2	.1	.2
Total with specific allowance	7.5	7.4	3.5	8.7

Receivables without specific allowance:
Retail notes	24.9	24.7		26.6
Wholesale receivables	.2	.2		.3
Total without specific allowance	25.1	24.9		26.9
Total	$32.6	$32.3	$3.5	$35.6

Agriculture and turf	$26.8	$26.5	$3.4	$29.5
Construction and forestry	5.8	5.8	.1	6.1
Total	$32.6	$32.3	$3.5	$35.6

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2019, the Company identified 233 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $11.7 million pre-modification and $11.3 million post-modification. During the first nine months of 2018, there were 286 Receivable contracts, primarily retail notes, with aggregate balances of $16.2 million pre-modification and $15.4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 28, 2019, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,425.2 million, $2,592.4 million, and $2,970.7 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $3,316.4 million, $2,519.6 million, and $2,860.2 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $532.6 million, $427.9 million, and $502.2 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (securitization borrowings and accrued interest) were $492.7 million, $399.8 million, and $462.9 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,286.1 million, $1,033.2 million, and $1,212.9 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,189.6 million, $965.5 million, and $1,117.9 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

July 28
2019
Carrying value of liabilities	$1,189.6
Maximum exposure to loss	1,286.1

The total assets of unconsolidated VIEs related to securitizations were approximately $34.4 billion at July 28, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Retail notes securitized	$5,159.1	$3,954.9	$4,582.9
Allowance for credit losses	(12.9)	(9.6)	(11.5)
Other assets	97.7	108.2	114.4
Total restricted securitized assets	$5,243.9	$4,053.5	$4,685.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Securitization borrowings	$4,994.8	$3,881.7	$4,437.5
Accrued interest on borrowings	3.9	3.2	3.5
Total liabilities related to restricted securitized assets	$4,998.7	$3,884.9	$4,441.0

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At July 28, 2019, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $4.5 million in the third quarter and $12.1 million in the first nine months of 2019, compared with $2.8 million and $8.0 million for the same periods last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Limited Liability Company John Deere Financial	$148.9	$123.5	$115.9
Banco John Deere S.A.	128.4	71.9	75.9
Total Notes Receivable from John Deere	$277.3	$195.4	$191.8

(7)  Commitments and Contingencies

At July 28, 2019, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,139.7 million of medium-term notes outstanding, and a fair value liability of $24.6 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,505.1 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at July 28, 2019 was 2.7 percent with a maximum remaining maturity of approximately five years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,671.6 million at July 28, 2019. The weighted average interest rate on the debt at July 28, 2019 was 2.3 percent with a maximum remaining maturity of approximately four years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $6.3 billion at July 28, 2019. The amount of unused commitments to extend credit to customers was $28.6 billion at July 28, 2019. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At July 28, 2019, Capital Corporation had $44.3 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At July 28, 2019, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of July 28, 2019.

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

In 2019 and 2018, the Company recorded discrete tax adjustments related to the remeasurement of the Company’s net deferred tax liabilities to the new corporate income tax rate and for the deemed earnings repatriation tax (repatriation tax). Those adjustments for the third quarter and first nine months of 2019 and 2018 were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Net deferred tax liability remeasurement		$(3.6)	$4.8	$(326.0)
Deemed earnings repatriation tax	$(13.9)		(13.9)	15.7
Total discrete tax (benefit) expense	$(13.9)	$(3.6)	$(9.1)	$(310.3)

The full year 2018 discrete tax benefit for the remeasurement of the net deferred tax liabilities was $362.9 million and the repatriation tax expense was $20.6 million. The repatriation tax determination for the 2018 U.S. income tax return was completed in the third quarter of 2019 and resulted in a discrete tax benefit of approximately $13.9 million. The discrete benefit was based on adjustments from completing the 2018 income tax returns and the interpretation of the tax law and associated regulations for the repatriation tax, primarily related to fiscal year end companies. The Company paid the repatriation tax in 2019 with a U.S. income tax overpayment.

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

The Company’s unrecognized tax benefits at July 28, 2019 were $32.6 million, compared to $36.3 million at October 28, 2018. The liability at July 28, 2019, October 28, 2018, and July 29, 2018 consisted of approximately $16.4 million, $19.4 million, and $17.8 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	July 28, 2019		October 28, 2018		July 29, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$28,155.1	$28,165.9	$26,594.7	$26,390.4	$26,200.2	$26,016.4
Retail notes securitized – net	5,146.2	5,154.2	3,945.3	3,894.6	4,571.4	4,517.4
Securitization borrowings	4,994.8	5,017.6	3,881.7	3,869.5	4,437.5	4,425.9
Current maturities of long-term borrowings	6,269.5	6,276.3	4,587.6	4,577.8	5,111.3	5,111.4
Long-term borrowings	20,035.4	20,298.1	19,432.2	19,535.8	18,591.5	18,704.3

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Marketable securities
International debt securities	$6.9
Receivables from John Deere
Derivatives:
Interest rate contracts	234.4	$55.9	$53.3
Cross-currency interest rate contracts	.9	3.4	2.4
Other assets
Derivatives:
Interest rate contracts	.1	.4	.7
Foreign exchange contracts	4.7	22.0	11.2
Total assets *	$247.0	$81.7	$67.6

Other payables to John Deere
Derivatives:
Interest rate contracts	$53.3	$342.4	$329.5
Cross-currency interest rate contracts	2.0	.1	1.6
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	5.6	1.4	5.6
Total liabilities	$60.9	$343.9	$336.7

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At July 28, 2019, the amortized cost basis and fair value of these available-for-sale debt securities were $6.9 million and $6.9 million, respectively.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 28, 2019, October 28, 2018, and July 29, 2018 were $2,500.0 million, $3,050.0 million, and $2,400.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at July 28, 2019 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $5.1 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 28, 2019, October 28, 2018, and July 29, 2018 were $8,864.9 million, $8,096.6 million, and $7,562.2 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
July 28, 2019	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$187.3	$1.1	$(4.8)	$(3.7)
Long-term borrowings	8,774.0	182.7	(49.7)	133.0

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at July 28, 2019, October 28, 2018, and July 29, 2018 were $1,963.0 million, $1,899.6 million, and $1,766.2 million, the foreign exchange contracts were $1,034.2 million, $1,564.3 million, and $2,144.1 million, and the cross-currency interest rate contracts were $81.9 million, $71.8 million, and $86.1 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of

$1,813.8 million, $1,519.1 million, and $1,715.2 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. Interest rate caps were also purchased with notional amounts of $1,813.8 million, $1,519.1 million, and $1,715.2 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$229.0	$29.0	$23.7

Not designated as hedging instruments:
Interest rate contracts	5.4	26.9	29.6
Cross-currency interest rate contracts	.9	3.4	2.4
Total not designated	6.3	30.3	32.0

Other Assets
Not designated as hedging instruments:
Interest rate contracts	.1	.4	.7
Foreign exchange contracts	4.7	22.0	11.2
Total not designated	4.8	22.4	11.9

Total derivative assets	$240.1	$81.7	$67.6

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$32.4	$314.5	$299.6

Not designated as hedging instruments:
Interest rate contracts	20.9	27.9	29.9
Cross-currency interest rate contracts	2.0	.1	1.6
Total not designated	22.9	28.0	31.5

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	5.6	1.4	5.6

Total derivative liabilities	$60.9	$343.9	$336.7

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Fair Value Hedges
Interest rate contracts - Interest expense	$192.4	$(10.2)	$462.0	$(262.6)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(6.7)	1.4	(21.3)	16.1

Reclassified from OCI
Interest rate contracts - Interest expense	1.1	2.5	5.7	3.4

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(9.4)	$(1.9)	$(21.1)	$(3.7)
Foreign exchange contracts - Administrative and operating expenses *	8.1	58.2	24.6	26.8
Total not designated	$(1.3)	$56.3	$3.5	$23.1

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended July 28, 2019 and July 29, 2018 were a gain of $184.2 million and a loss of $10.3 million, respectively. The amounts the Company recognized on these affiliate party transactions for the nine months ended July 28, 2019 and July 29, 2018 were a gain of $444.4 million and a loss of $265.0 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At July 28, 2019, October 28, 2018, and July 29, 2018, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of July 28, 2019, October 28, 2018, and July 29, 2018.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

July 28, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$4.8	$(.5)		$4.3
John Deere	235.3	(48.7)		186.6
Liabilities
External	5.6	(.5)		5.1
John Deere	55.3	(48.7)		6.6

October 28, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$22.4	$(.1)		$22.3
John Deere	59.3	(27.6)		31.7
Liabilities
External	1.4	(.1)		1.3
John Deere	342.5	(27.6)		314.9

July 29, 2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$11.9	$(1.3)		$10.6
John Deere	55.7	(24.4)		31.3
Liabilities
External	5.6	(1.3)		4.3
John Deere	331.1	(24.4)		306.7

(11)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $.3 million for the third quarter and $.5 million for the first nine months of 2019, compared with $1.4 million and $4.8 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $.7 million for the third quarter and $3.3 million for the first nine months of 2019, compared with $.6 million and $1.9 million for the same periods last year. Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended July 28, 2019.

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

Trends and Economic Conditions

Industry sales of agricultural equipment in the U.S. and Canada as well as for the European Union (EU) 28 nations are forecast to be about the same as last year. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher. Asian sales are forecast to be about the same or decrease slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. John Deere’s agriculture and turf segment sales decreased 6 percent in the third quarter and increased 2 percent for the first nine months. These sales are forecast to increase about 2 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher. John Deere’s construction and forestry segment sales increased 1 percent in the third quarter and 11 percent for the first nine months. These sales are forecast to increase about 10 percent in 2019, with the two additional months of Wirtgen adding 4 percent to segment sales.

John Deere’s third quarter results reflect the uncertainty that continues in the agricultural sector. Concerns about export market access, near-term demand for commodities, and overall crop conditions have caused farmers to postpone major equipment purchases. General economic conditions remain positive and are contributing to strong results for the construction and forestry business. The global customer base continues to expand and John Deere is encouraged by the market’s positive response to its products and services. John Deere is assessing its cost structure through reviews of organization efficiency, a footprint assessment, and an increased focus on investments with the most opportunity for differentiation.

Net income attributable to the Company in fiscal year 2019 is projected to be approximately $490 million. Net income attributable to the Company in fiscal year 2018 of $799 million included a tax benefit related to tax reform of $342 million. Excluding the 2018 benefit from tax reform, results are expected to benefit from a higher average portfolio and favorable adjustments to the provision for income taxes, partially offset by unfavorable financing spreads, higher losses on operating lease residual values, and a higher provision for credit losses.

Items of concern include trade agreements, the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone and Argentine issues, capital market disruptions, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

2019 Compared with 2018

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Total revenues	$741.8	$661.1	$2,105.6	$1,863.8
Net income attributable to the Company	144.8	120.2	350.8	638.8

Total revenues for both periods generally increased due to a higher average portfolio and higher financing rates. Prior year net income results for the third quarter and year to date included a favorable provision for income taxes associated with tax reform. Results for the current quarter and first nine months included income from a higher average portfolio and favorable discrete adjustments to the provision for income taxes, partially offset by less favorable financing spreads and higher losses on operating lease residual values.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Finance income earned from:
Retail notes	$241.5	$193.7	25	$665.0	$562.6	18
Revolving charge accounts	94.3	91.7	3	243.0	235.6	3
Wholesale receivables	141.9	122.8	16	400.9	332.0	21
Lease revenues	256.7	231.2	11	741.6	670.9	11

The increases in finance income earned on retail notes and wholesale receivables were primarily due to higher average financing rates and higher average portfolio balances. The increases in finance income earned on revolving charge accounts and in lease revenues were primarily due to higher average portfolio balances.

Revenues earned from John Deere totaled $196.6 million in the third quarter and $550.1 million in the first nine months of 2019, compared with $174.5 million and $476.8 million for the same periods last year. The increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Interest expense	$256.2	$196.1	31	$734.7	$530.5	38
Administrative and operating expenses	102.6	92.4	11	313.3	306.7	2
Provision for credit losses	23.4	27.6	(15)	50.3	43.7	15
Depreciation of equipment on operating leases	188.0	173.3	8	544.3	511.1	6
Provision (credit) for income taxes	11.8	30.0	(61)	71.4	(220.3)	132

The increase in interest expense for the third quarter and first nine months of 2019 was primarily due to higher average borrowing rates and higher average borrowings.

The provision for credit losses for the third quarter decreased primarily due to lower net write-offs of revolving charge accounts. The provision for credit losses for the first nine months of 2019 increased primarily due to higher net write-offs of revolving charge accounts and retail notes. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .29 percent in the third quarter and .21 percent in the first nine months of 2019, compared with .37 percent and .20 percent for the same periods last year. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

The depreciation of equipment on operating leases for the third quarter and first nine months of 2019 increased primarily due to higher average balances of equipment on operating leases.

The provision for income taxes decreased in the third quarter primarily due to favorable discrete tax adjustments. The higher provision for income taxes in the first nine months of 2019 was primarily related to the tax reform benefits recorded in the prior year. See Note 8 to the interim consolidated financial statements for additional information.

Ratio of Earnings to Fixed Charges

The Company’s ratio of earnings to fixed charges was 1.61 to 1 for the third quarter of 2019, compared with 1.76 to 1 for the third quarter of 2018. The Company’s ratio of earnings to fixed charges was 1.57 to 1 for the first nine months of 2019, compared with 1.78 to 1 for the first nine months of 2018. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	July 28	July 29	$	%
	2019	2018	Change	Change
Retail notes:
Agriculture and turf	$2,056.0	$1,981.8	$74.2	4
Construction and forestry	511.6	485.6	26.0	5
Total retail notes	2,567.6	2,467.4	100.2	4
Revolving charge accounts	1,705.9	1,613.1	92.8	6
Financing leases	182.3	157.2	25.1	16
Equipment on operating leases	588.0	527.6	60.4	11
Total Receivables and Leases (excluding wholesale)	$5,043.8	$4,765.3	$278.5	6

	Nine Months Ended
	July 28	July 29	$	%
	2019	2018	Change	Change
Retail notes:
Agriculture and turf	$5,770.6	$5,337.2	$433.4	8
Construction and forestry	1,367.3	1,363.8	3.5
Total retail notes	7,137.9	6,701.0	436.9	7
Revolving charge accounts	5,365.4	5,124.4	241.0	5
Financing leases	325.7	314.9	10.8	3
Equipment on operating leases	1,589.4	1,506.7	82.7	5
Total Receivables and Leases (excluding wholesale)	$14,418.4	$13,647.0	$771.4	6

Total Receivables and Leases owned were as follows (in millions of dollars):

	July 28	October 28	July 29
	2019	2018	2018
Retail notes:
Agriculture and turf	$15,476.3	$15,179.2	$14,588.5
Construction and forestry	3,120.3	2,931.7	2,833.5
Total retail notes	18,596.6	18,110.9	17,422.0
Revolving charge accounts	3,798.7	3,797.6	3,686.9
Wholesale receivables	10,299.5	7,967.6	9,050.3
Financing leases	716.9	770.6	728.1
Equipment on operating leases	5,323.3	5,102.5	4,861.8
Total Receivables and Leases	$38,735.0	$35,749.2	$35,749.1

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	July 28		October 28		July 29
	2019		2018		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$349.0	1.04	$483.2	1.58	$463.4	1.50
Non-performing Receivables	334.4	1.00	142.0	.46	123.9	.40
Allowance for credit losses	110.4	.33	106.7	.35	115.7	.37

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

Deposits withheld from dealers and merchants amounted to $138.8 million at July 28, 2019, compared with $166.0 million at October 28, 2018 and $169.2 million at July 29, 2018.  These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	July 28, 2019		July 29, 2018
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(1.6)	(.04)	$(1.4)	(.04)
Construction and forestry	(5.6)	(.73)	(4.9)	(.71)
Total retail notes	(7.2)	(.16)	(6.3)	(.15)
Revolving charge accounts	(25.4)	(2.82)	(25.1)	(2.88)
Wholesale receivables	(.1)		(.2)	(.01)
Financing leases	(.5)	(.30)	(.8)	(.46)
Total write-offs	(33.2)	(.41)	(32.4)	(.43)
Recoveries:
Retail notes:
Agriculture and turf	1.4	.04	.5	.01
Construction and forestry	.4	.05	.3	.04
Total retail notes	1.8	.04	.8	.02
Revolving charge accounts	7.5	.84	4.7	.54
Wholesale receivables	.4	.02	.2	.01
Financing leases	.1	.06	.3	.17
Total recoveries	9.8	.13	6.0	.08
Total net write-offs	$(23.4)	(.28)	$(26.4)	(.35)

	Nine Months Ended
	July 28, 2019		July 29, 2018
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(5.7)	(.05)	$(5.4)	(.05)
Construction and forestry	(14.7)	(.65)	(10.7)	(.53)
Total retail notes	(20.4)	(.15)	(16.1)	(.13)
Revolving charge accounts	(50.8)	(2.11)	(44.1)	(1.90)
Wholesale receivables	(.1)		(.6)	(.01)
Financing leases	(2.1)	(.41)	(2.3)	(.45)
Total write-offs	(73.4)	(.31)	(63.1)	(.29)
Recoveries:
Retail notes:
Agriculture and turf	4.1	.04	3.9	.04
Construction and forestry	.9	.04	1.5	.07
Total retail notes	5.0	.04	5.4	.04
Revolving charge accounts	17.5	.73	15.3	.66
Wholesale receivables	4.0	.06	.1
Financing leases	.3	.06	.6	.12
Total recoveries	26.8	.11	21.4	.10
Total net write-offs	$(46.6)	(.20)	$(41.7)	(.19)

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

During the first nine months of 2019, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,364.9 million in the first nine months of 2019. Net cash provided by financing activities totaled $2,627.5 million in the first nine months of 2019, resulting primarily from an increase in total external borrowings of $1,984.4 million and a net increase in payables to John Deere of $948.1 million, partially offset by dividends paid of $280.0 million. Net cash used by investing activities totaled $3,958.7 million in the first nine months of 2019, primarily due to an increase in net wholesale receivables of $2,362.5 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $802.1 million and the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $668.7 million. Cash, cash equivalents, and restricted cash increased $27.4 million during the first nine months of 2019.

During the first nine months of 2018, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $976.6 million in the first nine months of 2018. Net cash provided by financing activities totaled $2,505.2 million in the first nine months of 2018, resulting primarily from an increase in total external borrowings of $1,880.1 million and a net increase in payables to John Deere of $1,011.8 million, partially offset by dividends paid of $365.0 million. Net cash used for investing activities totaled $3,481.2 million in the first nine months of 2018, primarily due to an increase in net wholesale receivables of $2,188.8 million, the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $737.7 million, and the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $486.6 million. Cash, cash equivalents, and restricted cash decreased $11.0 million during the first nine months of 2018.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at July 28, 2019, October 28, 2018, and July 29, 2018 was $1,026.1 million, $1,987.3 million, and $2,123.6 million, respectively, while the total cash, cash equivalents, and marketable securities position was $656.0 million, $608.4 million, and $1,072.4 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was approximately $157.1 million, $108.3 million, and $118.2 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At July 28, 2019, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 28, 2019, $1,681.0 million of short-term securitization borrowings was outstanding under the agreement.

During the first nine months of 2019, the Company issued $5,150.2 million and retired $3,332.4 million of long-term borrowings, which were primarily medium-term notes. During the first nine months of 2019, the Company also issued $3,309.9 million and retired $2,194.5 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,883.9 million. At July 28, 2019, the Company’s funding profile included $1,162.5 million of commercial paper and other notes payable, $4,994.8 million of securitization borrowings, $2,294.8 million of loans from John Deere, $26,304.9 million of unsecured term debt, and $4,110.1 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $34,757.0 million at July 28, 2019, compared with $31,391.2 million at October 28, 2018 and $31,902.0 million at July 29, 2018. Total short-term indebtedness amounted to $14,721.6 million at July 28, 2019, compared with $11,959.0 million at October 28, 2018 and $13,310.5 million at July 29, 2018. Total long-term indebtedness amounted to $20,035.4 million at July 28, 2019, compared with $19,432.2 million at October 28, 2018 and $18,591.5 million at July 29, 2018. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.5 to 1 at July 28, 2019, compared with 7.7 to 1 at October 28, 2018 and 8.1 to 1 at July 29, 2018.

Stockholder’s equity was $4,110.1 million at July 28, 2019, compared with $4,070.0 million at October 28, 2018 and $3,935.1 million at July 29, 2018. The increase in the first nine months of 2019 was primarily due to net income attributable to the Company of $350.8 million, partially offset by dividends paid of $280.0 million and an unrealized loss on derivatives of $21.3 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,936.4 million at July 28, 2019, $5,332.4 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at July 28, 2019 was a 364-day credit facility agreement of $2,800.0 million expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million expiring in April 2023 and $2,500.0 million expiring in April 2024. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $280.0 million and $365.0 million in the first nine months of 2019 and 2018, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On August 28, 2019, Capital Corporation declared a $50.0 million dividend to be paid to JDFS on September 16, 2019. JDFS, in turn, declared a $50.0 million dividend to Deere & Company, also payable on September 16, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of July 28, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	August 29, 2019	By:	/s/ Ryan D. Campbell
Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer