Form 10-K
period 2019-11-03
DEERE JOHN CAPITAL CORP
filed 2019-12-19
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2019

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

At December 1, 2019, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. At November 3, 2019, the Company had 1,666 full-time and part-time employees.

John Deere’s internet address is http://www.JohnDeere.com. The information contained on John Deere’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including: large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

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

For fiscal 2019, worldwide net income attributable to Deere & Company was $3.253 billion, or $10.15 per share, compared with $2.368 billion, or $7.24 per share, in 2018.

John Deere’s net sales and revenues increased 5 percent to $39.258 billion in 2019, compared with $37.358 billion in 2018. Net sales of Equipment Operations increased in fiscal 2019 to $34.886 billion, compared with $33.351 billion last year. Wirtgen results are included for the full year while 2018 contained ten months of Wirtgen activity. The two additional months added about 1 percent to John Deere’s 2019 net sales.

Agriculture & turf sales increased for 2019 due to price realization and higher shipment volumes, partially offset by the unfavorable effects of currency translation. Construction and forestry sales were higher for 2019 primarily due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. The inclusion of Wirtgen’s sales for two additional months in 2019 accounted for about 4 percent of construction and forestry’s net sales increase.

The financial services operations reported net income of $539 million for fiscal 2019 compared with $942 million in fiscal 2018. Excluding adjustments associated with the U.S. tax reform legislation enacted on December 22, 2017 (tax reform), the decrease was mainly due to impairments and higher losses on operating lease residual values and unfavorable financing spreads, partially offset by income earned on a higher average portfolio.

Outlook for John Deere

Net income attributable to Deere & Company for fiscal 2020 is forecast to be in a range of $2.7 billion to $3.1 billion.

Agriculture & Turf. Deere & Company’s worldwide sales of agriculture and turf equipment are forecast to decline about 5 to 10 percent for fiscal year 2020, including price realization of 2 percent and a negative currency translation effect of 1 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be down about 5 percent, driven by lower demand for large equipment. Full year industry sales in the EU28 member nations are forecast to be about the same as are South American industry sales of tractors and combines. Asian sales are forecast to be about the same as 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2020.

Construction & Forestry. Deere & Company’s worldwide sales of construction and forestry equipment are anticipated to decrease about 10 to 15 percent for 2020, with price realization having a favorable effect of 1 percent and foreign currency translation having an unfavorable effect of 1 percent. The outlook reflects slowing construction activity as well as John Deere’s efforts to assist dealers to manage their inventory levels. In forestry, global industry sales are expected to be about the same as 2019.

Financial Services. Fiscal year 2020 net income for the financial services operations is expected to benefit from lower losses on lease residual values as well as income earned on a higher average portfolio. These items are forecast to be partially offset by a higher provision for credit losses, less-favorable financing spreads, and higher selling and administrative expenses. Net income attributable to the Company for 2020, which does not include the financial services operations in Canada, Brazil, China, India, Russia, and Thailand or the insurance business related to extended equipment warranties, is projected to be approximately $460 million. The Company’s outlook reflects lower losses on lease residual values and income earned on a higher average portfolio, partially offset by less-favorable financing spreads, a higher provision for credit losses, and higher selling and administrative expenses.

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

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to the Company such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2019 and 2018, the Company’s ratios were 1.51 to 1 and 1.78 to 1, respectively, and never less than 1.36 to 1 and 1.69 to 1 for any fiscal quarter of 2019 and 2018, respectively. Deere & Company’s obligations to make payments to the Company under the agreement are independent of whether the Company is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity.

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At November 3, 2019 and October 28, 2018, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift), is a wholly-owned subsidiary of Capital Corporation. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan throughout the U.S. The John Deere Financial Multi-Use Account is used by farmers and ranchers to finance their purchase of production inputs from agribusiness merchants, including seed, fertilizer, and crop protection. The John Deere Financial Multi-Use Account is also used by agriculture and turf customers to finance the purchase of parts and service from John Deere dealers. The PowerPlan® revolving charge account is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals, and service work performed at John Deere construction and forestry dealers. John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

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

Finance Rates on Retail Notes

As of November 3, 2019 and October 28, 2018, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2019	2018	2019	2018
Retail notes:	56	56	40	41
New equipment:
Agriculture and turf	57	56	38	39
Construction and forestry	48	48	38	38
Used equipment:
Agriculture and turf	59	58	46	46
Construction and forestry	47	46	33	34
Financing leases	34	35	31	29
Equipment on operating leases	40	40	35	32

Maturities

The following table presents the contractual maturities of net Receivables and Leases owned by the Company at November 3, 2019 (in millions of dollars), and a summary of net Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2019	2018	2017	2016	2015
Retail notes:
Agriculture and turf	$5,716.8	$9,905.5	$273.7	$286.5	$3.4	$16,185.9	$15,179.2	$14,642.9	$14,965.8	$16,194.9
Construction and forestry	1,465.9	1,842.8	2.0	3.5		3,314.2	2,931.7	2,571.7	2,502.4	2,464.1
Total retail notes	$7,182.7	$11,748.3	$275.7	$290.0	$3.4	19,500.1	18,110.9	17,214.6	17,468.2	18,659.0
Revolving charge accounts						3,863.0	3,797.6	3,572.6	3,078.5	2,680.8
Wholesale receivables						8,706.8	7,967.6	6,894.3	6,562.5	7,185.5
Financing leases						751.6	770.6	714.2	605.3	567.1
Equipment on operating leases						5,530.5	5,102.5	4,718.3	4,396.2	3,609.8
Total Receivables and Leases						$38,352.0	$35,749.2	$33,114.0	$32,110.7	$32,702.2

Total net Receivables and Leases by geographic area are as follows (in millions of dollars):

	2019	2018	2017	2016	2015
U.S.	$33,325.3	$31,087.7	$28,863.4	$28,640.7	$29,335.7
Outside the U.S.	5,026.7	4,661.5	4,250.6	3,470.0	3,366.5
Total Receivables and Leases	$38,352.0	$35,749.2	$33,114.0	$32,110.7	$32,702.2

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2019	2018	2017	2016	2015
U.S.	$285.2	$424.6	$373.5	$376.2	$322.9
Outside the U.S.	67.6	58.6	28.5	25.1	23.2
Total	$352.8	$483.2	$402.0	$401.3	$346.1

Total non-performing Receivables, which represent loans for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2019	2018	2017	2016	2015
U.S.	$232.8	$95.9	$85.2	$110.3	$60.3
Outside the U.S.	79.1	46.1	22.6	13.9	26.2
Total	$311.9	$142.0	$107.8	$124.2	$86.5

During the first quarter of 2019, the Company amended the timing in which finance income and lease revenue is generally suspended on retail notes, revolving charge accounts, and finance lease accounts from 120 days delinquent to 90 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the

Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change. See Note 5 to the Consolidated Financial Statements for additional information.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2019	2018	2017	2016	2015

Allowance for credit losses, beginning of year	$106.7	$113.8	$111.7	$109.8	$112.4

Provision for credit losses	45.4	47.2	70.3	68.8	32.3

Write-offs:
Retail notes:
Agriculture and turf	(8.0)	(6.4)	(17.0)	(10.5)	(9.5)
Construction and forestry	(20.7)	(15.7)	(21.2)	(19.4)	(8.3)
Total retail notes	(28.7)	(22.1)	(38.2)	(29.9)	(17.8)
Revolving charge accounts	(56.9)	(54.1)	(52.2)	(54.3)	(36.2)
Wholesale receivables	(.3)	(1.1)	(.2)	(4.1)	(.3)
Financing leases	(2.4)	(3.9)	(5.7)	(3.0)	(1.6)
Total write-offs	(88.3)	(81.2)	(96.3)	(91.3)	(55.9)

Recoveries:
Retail notes:
Agriculture and turf	6.0	4.7	5.8	4.3	4.7
Construction and forestry	1.3	1.7	2.0	1.5	1.8
Total retail notes	7.3	6.4	7.8	5.8	6.5
Revolving charge accounts	25.3	20.0	19.9	18.5	15.3
Wholesale receivables	4.1	.2		.1	.6
Financing leases	.3	.8	.3	.5	.2
Total recoveries	37.0	27.4	28.0	24.9	22.6
Total net write-offs	(51.3)	(53.8)	(68.3)	(66.4)	(33.3)

Translation adjustments	(.2)	(.5)	.1	(.5)	(1.6)

Allowance for credit losses, end of year	$100.6	$106.7	$113.8	$111.7	$109.8

Total net write-offs as a percentage of average Receivables	.16%	.18%	.25%	.23%	.11%

Allowance as a percentage of total Receivables, end of year	.31%	.35%	.40%	.40%	.38%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2019	2018	2017	2016	2015

Allowance for credit losses, beginning of year	$16.4	$13.8	$10.7	$10.8	$11.2

Provision for credit losses	2.6	4.3	5.2	7.1	4.4

Write-offs	(3.7)	(2.7)	(3.1)	(7.3)	(3.7)
Recoveries	4.3	1.5	.8	.6	.5
Total net write-offs	.6	(1.2)	(2.3)	(6.7)	(3.2)

Translation adjustments	(.1)	(.5)	.2	(.5)	(1.6)

Allowance for credit losses, end of year	$19.5	$16.4	$13.8	$10.7	$10.8

Total net write-offs (recoveries) as a percentage of average Receivables from outside the U.S.	(.01)%	.03%	.06%	.20%	.09%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.39%	.36%	.33%	.31%	.33%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at November 3, 2019, October 28, 2018, October 29, 2017, October 30, 2016, and November 1, 2015, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2019		2018		2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$19.8	49%	$20.3	49%	$29.6	52%	$29.5	54%	$27.2	56%
Construction and forestry	28.5	10	31.3	10	26.1	9	26.8	9	26.1	8
Total retail notes	48.3	59	51.6	59	55.7	61	56.3	63	53.3	64
Revolving charge accounts	39.3	12	42.3	12	39.7	13	39.7	11	39.7	9
Wholesale receivables	7.6	27	8.0	26	9.9	24	7.2	24	8.1	25
Financing leases	5.4	2	4.8	3	8.5	2	8.5	2	8.7	2
Total	$100.6	100%	$106.7	100%	$113.8	100%	$111.7	100%	$109.8	100%

The total Receivable allowance for credit losses, by geographic area, at November 3, 2019, October 28, 2018, October 29, 2017, October 30, 2016, and November 1, 2015, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2019		2018		2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$81.1	85%	$90.3	85%	$100.0	85%	$101.0	88%	$99.0	89%
Outside the U.S.	19.5	15	16.4	15	13.8	15	10.7	12	10.8	11
Total	$100.6	100%	$106.7	100%	$113.8	100%	$111.7	100%	$109.8	100%

The allowance for credit losses is an estimate of the losses inherent in the Company’s Receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. Historical Receivable recoveries and write-offs are considered as part of the loss experience by product category. The adequacy of the allowance is assessed quarterly by product category. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

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

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged, and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2019 and 2018.

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

Regulation

In several U.S. states, state law limits the maximum finance rate on receivables. The present state limitations have not, thus far, significantly limited variable-rate finance charges or the fixed-rate finance charges established by the Company. However, if interest rate levels should increase significantly, maximum state rates could affect the Company by preventing the variable rates on outstanding variable-rate retail notes from increasing above the maximum state rate and by limiting the fixed rates on new notes. In some states, the Company may be able to qualify new retail notes for a higher maximum rate limit by using retail installment sales contracts (rather than loan contracts) or by using fixed-rate rather than variable-rate contracts.

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

Item 1A.  Risk Factors.

The Company is a subsidiary of JDFS, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 4 for additional information regarding the relationship between the Company and Deere & Company.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis” beginning on page 19, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 23-24, the Notes to Consolidated Financial Statements beginning on page 37, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements that relate to future events, expectations, trends, and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

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

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, the failure to ratify the United States-Mexico-Canada Agreement, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These trade restrictions, and changes in-or uncertainty surrounding-global trade policies may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure. Additionally, changes in government farm programs and policies, including direct payments and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons, including financial institutions, to certain countries, or involving certain products expose John Deere to potential criminal and civil sanctions. Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Venezuela, Nicaragua, and Turkey. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on John Deere’s and the Company’s reputation, business, results of operations and financial condition.

Changes in government banking, monetary, and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially its construction and forestry business due to the impact of government spending on infrastructure development. The Company’s and John Deere’s operations, including those outside of the United States, may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere and the Company.

John Deere and the Company are subject to income taxes in the U.S. and numerous foreign jurisdictions. John Deere’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s and the Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If John Deere’s and the Company’s effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, John Deere’s and the Company’s operating results, cash flows, and financial condition could be adversely affected.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards. These changes could have a negative effect on the Company’s results.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic, and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s and the Company’s competition, customer base, and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to additional geographic markets and its success in developing market share and operating profitably in such markets. In some cases, such as Argentina, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Negative market conditions resulting from economic and political uncertainties in these and other countries could reduce customer confidence, resulting in declines in demand and increases in delinquencies and default rates, which could affect write-offs and provisions for credit losses. Operating and seeking to expand business in a number of different regions and countries exposes the Company and John Deere to multiple and potentially conflicting cultural practices, business practices, and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions and export control requirements, repatriation of earnings, and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s and John Deere’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and its brands are widely recognized and valued in its traditional markets, the brands are less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s and the Company’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

The Company is subject to extensive anti-corruption laws and regulations.

The Company’s global operations must comply with all applicable laws, which include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Although the Company has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal and civil sanctions and have an adverse effect on the Company’s reputation, business, and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs for the Company and John Deere.

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

In addition, demand for the Company’s and John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty related to the anticipated withdrawal of the United Kingdom from the European Union, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long-term stability of the euro as a single common currency. The Company may need to obtain certain banking licenses to continue business in the United Kingdom if the United Kingdom withdraws from the European Union without any deal. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s and John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone, and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of the Company’s and John Deere’s customers, suppliers, and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere’s products.

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

The Company estimates the end-of-lease term residual value at the inception of the operating leases based on a number of factors, including historical sales, end-of-lease term return experience, intended use of the equipment, and current economic conditions in John Deere’s markets. Used equipment values may decrease as a result of any one or a combination of factors including market conditions, supply of and demand for used equipment, and technological advancements in new equipment. Lower residual value estimates could result in increasing operating lease depreciation, impairment losses, and losses on the sale of matured operating lease inventory, which would decrease the Company’s earnings.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture, and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business, which could have a negative effect on the Company’s results.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment which could have a negative effect on the Company’s results.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity, and crop quality. Natural calamities such as regional floods, hurricanes or other storms, droughts, diseases, and pests can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes, which could have a negative effect on the Company’s results.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes, and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information (PII) of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee or supplier error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business, results of operations and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, the Company may need to invest additional resources to protect the security of its systems.

The Company is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects PII and other data as an integral part of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. The European Union General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in 2020, with one of the most significant being the California Consumer Privacy Act on January 1, 2020. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales, and adversely affect our business.

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for the Company that cannot yet reasonably be predicted.

The Company has outstanding debt, derivative and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2019 and 2018, Capital Corporation declared and paid cash dividends of $330.0 million and $375.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.
(b)	Not applicable.
(c)	Not applicable.

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

Trends and Economic Conditions

The Company’s business is currently affected by the following key trends and economic conditions. The Company’s business is closely related to John Deere’s business. John Deere’s agriculture and turf equipment sales increased 2 percent in 2019 and are forecast to decrease 5 to 10 percent for 2020. Industry agricultural machinery sales in the U.S. and Canada for 2020 are forecast to decline about 5 percent, compared to 2019. Industry sales in the European Union (EU)28 member nations and South American industry sales of tractors and combines are forecast to be about the same in 2020. Asian sales are also forecast to be about the same in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same. John Deere’s construction and forestry sales increased 10 percent in 2019. The segment’s sales are forecast to decrease 10 to 15 percent in 2020. Global forestry industry sales are expected to be about the same as 2019 sales. Net income attributable to the Company in 2020 is expected to be approximately $460 million.

John Deere’s results reflected continued uncertainties in the agricultural sector. Trade tensions and difficult growing and harvesting conditions have caused farmers to become cautious about major equipment purchases. Financial services’ results were also pressured by operating lease losses. The favorable general economic conditions supported demand for smaller equipment and led to strong sales and operating profit for the construction and forestry operations. Despite the present challenges, the longer-term outlook for John Deere’s businesses remains positive. John Deere believes it is well positioned to be a leader in the delivery of smarter, more efficient, and sustainable solutions. In addition, a series of measures to create a leaner organization structure have been initiated that will allow John Deere to operate with more speed and agility.

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

2019 Compared with 2018

The total revenues and net income attributable to the Company in millions of dollars, along with the Company’s ratio of earnings to fixed charges, were as follows:

	2019	2018
Total revenues	$2,890.3	$2,532.2
Net income attributable to the Company	419.2	799.2
Ratio of earnings to fixed charges	1.51	1.78

Total revenues generally increased in 2019 due to a higher average portfolio and higher financing rates. Net income was lower in 2019 due to impairments and higher losses on operating lease residual values, prior year favorable discrete adjustments to the provision for income taxes associated with tax reform, and unfavorable financing spreads. These factors were partially offset by income from a higher average portfolio.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	2019	2018	% Change
Finance income earned from:
Retail notes	$919.3	$765.9	20
Revolving charge accounts	346.2	330.3	5
Wholesale receivables	535.4	447.0	20
Lease revenues	1,009.8	910.2	11

The increase in finance income earned on retail notes was primarily due to higher average financing rates and higher average portfolio balances. Finance income earned on revolving charge accounts and wholesale receivables, as well as lease revenues, increased in 2019 primarily due to higher average portfolio balances.

Revenues earned from John Deere totaled $746.0 million in 2019, compared with $643.2 million in 2018. The increase was primarily the result of increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	2019	2018	% Change
Interest expense	$987.8	$737.2	34
Administrative and operating expenses	533.0	402.1	33
Provision for credit losses	45.4	47.2	(4)
Depreciation of equipment on operating leases	743.6	686.8	8
Provision (credit) for income taxes	95.5	(217.2)	144

The increase in interest expense was primarily due to higher average borrowing rates and higher average borrowings.

The increase in administrative and operating expenses was primarily due to impairments and higher losses on operating lease residual values.

The provision for credit losses decreased primarily due to lower net write-offs of revolving charge accounts and wholesale receivables, partially offset by higher net write-offs of retail notes. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .14 percent for 2019 and .16 percent for 2018.

The depreciation of equipment on operating leases increased primarily due to higher average balances of equipment on operating leases.

The higher provision for income taxes in 2019 was primarily related to the tax reform benefits recorded in the prior year. See Note 16 to the Consolidated Financial Statements for additional information.

Receivables and Leases Acquired and Held

For the fiscal years ended November 3, 2019 and October 28, 2018, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
	2019	2018	% Change	2019	2018	% Change
Retail notes:
Agriculture and turf	$8,384.5	$7,664.8	9	$16,185.9	$15,179.2	7
Construction and forestry	2,029.5	1,841.7	10	3,314.2	2,931.7	13
Total retail notes	10,414.0	9,506.5	10	19,500.1	18,110.9	8
Revolving charge accounts	6,817.7	6,418.1	6	3,863.0	3,797.6	2
Financing leases	464.2	458.7	1	751.6	770.6	(2)
Equipment on operating leases	2,399.9	2,208.8	9	5,530.5	5,102.5	8
Total Receivables and Leases (excluding wholesale)	$20,095.8	$18,592.1	8	$29,645.2	$27,781.6	7

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at November 3, 2019 and October 28, 2018.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	2019		2018
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$352.8	1.07	$483.2	1.58
Non-performing Receivables	311.9	.95	142.0	.46
Allowance for credit losses	100.6	.31	106.7	.35

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

The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $137.5 million at November 3, 2019, compared with $166.0 million at October 28, 2018.

2018 Compared with 2017

The comparison of the 2018 results with 2017 is in the Company’s 2018 Form 10-K.

Capital Resources and Liquidity

The cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,760.1 million in 2019. Cash provided by financing activities totaled $2,028.5 million, resulting primarily from a net increase in total external borrowings of $1,897.9 million and an increase in payables to John Deere of $491.8 million, partially offset by dividends paid of $330.0 million. Cash used for investing activities totaled $3,778.4 million in 2019, primarily due to the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $1,617.7 million, an increase in wholesale receivables of $758.8 million, and the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $1,253.3 million. Cash, cash equivalents, and restricted cash decreased $.9 million during 2019.

Over the last three years, operating activities have provided $4,357.8 million in cash. In addition, an increase in total borrowings of $5,650.7 million provided cash inflows. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sale of equipment on operating leases by $8,997.5 million, and to pay $990.0 million in dividends. Cash, cash equivalents, and restricted cash decreased $522.6 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at November 3, 2019 and October 28, 2018 was $1,345.5 million and $1,987.3 million, respectively, while the total cash, cash equivalents, and marketable securities position was $635.8 million and $608.4 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $134.7 million and $108.3 million at November 3, 2019 and October 28, 2018, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At November 3, 2019, this facility had a total capacity, or “financing limit,” of up to $3,500.0 million of secured financings at any time. The facility was renewed in November 2019 with a capacity of $3,500.0 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At November 3, 2019, $1,433.7 million of short-term securitization borrowings was outstanding under the agreement.

During 2019, the Company issued $6,743.9 million and retired $4,583.3 million of long-term borrowings, which were primarily medium-term notes. During 2019, the Company also issued $3,309.9 million and retired $2,914.1 million of retail note securitization borrowings and maintained an average commercial paper balance of $2,341.2 million. At November 3, 2019, the Company’s funding profile included $1,460.9 million of commercial paper and other notes payable, $4,277.0 million of securitization borrowings, $1,855.3 million of intercompany loans from John Deere, $26,769.0 million of unsecured term debt, and $4,128.4 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $34,362.2 million at November 3, 2019, compared with $31,391.2 million at October 28, 2018. Total short-term indebtedness amounted to $13,309.8 million at November 3, 2019, compared with $11,959.0 million at October 28, 2018. Total long-term indebtedness amounted to $21,052.4 million at

November 3, 2019, compared with $19,432.2 million at October 28, 2018. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.3 to 1 and 7.7 to 1 at November 3, 2019 and October 28, 2018, respectively.

Stockholder’s equity was $4,128.4 million at November 3, 2019, compared with $4,070.0 million at October 28, 2018. The increase in 2019 was primarily due to net income attributable to the Company of $419.2 million, partially offset by dividend payments of $330.0 million, unrealized losses on derivatives and debt securities of $23.8 million, and a change in the cumulative translation adjustment of $7.7 million.

Capital Corporation declared and paid cash dividends to JDFS of $330.0 million in 2019 and $375.0 million in 2018. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,915.4 million at November 3, 2019, $5,143.0 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at November 3, 2019 was a 364-day credit facility agreement of $2,800.0 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2023, and $2,500.0 million, expiring in April 2024. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement with Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A securities rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

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

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

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

Off-Balance Sheet Arrangements

The Company had other miscellaneous contingencies at November 3, 2019 that were not material and for which it believes the probability for payment is substantially remote. The Company had no accrued liability at November 3, 2019 related to these contingencies.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at November 3, 2019 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt *	$34,170.1	**	$11,191.1	$12,916.7	$5,786.2	$4,276.1
Interest relating to debt ***	2,148.4		716.5	816.3	338.0	277.6
Accounts payable	131.0		131.0
Deposits withheld from dealers and merchants	137.5		55.2	60.4	20.3	1.6
Off-balance-sheet
Purchase obligations	14.9		3.8	4.2	3.7	3.2
Operating leases	4.7		1.7	2.4	.6
Total	$36,606.6		$12,099.3	$13,800.0	$6,148.8	$4,558.5

*             Principal payments.

**        Payments related to securitization borrowings of $4,282.3 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 9).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $32.5 million at November 3, 2019 since the timing of future payments is not reasonably estimable at this time (see Note 16). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 19 to the Consolidated Financial Statements. For additional information regarding short-term borrowings, long-term borrowings, and lease obligations, see Notes 9, 10, and 11, respectively, to the Consolidated Financial Statements.

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

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the Company’s Receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. The adequacy of the allowance is assessed quarterly by product category. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at November 3, 2019, October 28, 2018, and October 29, 2017 was $100.6 million, $106.7 million, and $113.8 million, respectively. The allowance decreased in 2019 and in 2018 due primarily to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one factor used in determining the allowance for credit losses. Compared to the average loss experience over the last five fiscal years, this percent has varied by an average of approximately plus or minus .04 percent. Holding other factors constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .04 percent, the allowance for credit losses at November 3, 2019 would increase or decrease by approximately $14 million.

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

The total operating lease residual values at November 3, 2019, October 28, 2018, and October 29, 2017 were $3,876.5 million, $3,740.9 million, and $3,471.9 million, respectively. The changes in 2019 and 2018 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $132.9 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at November 3, 2019 and October 28, 2018, would have been approximately $87.9 million and $68.8 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 3, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 3, 2019, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of November 3, 2019, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

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

Item 14.  Principal Accountant Fees and Services.

For the years ended November 3, 2019 and October 28, 2018, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended November 3, 2019 and October 28, 2018, were $3.2 million and $3.3 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended November 3, 2019 and October 28, 2018 were $.2 million in both years. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended November 3, 2019 and October 28, 2018.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended November 3, 2019 and October 28, 2018.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2019 proxy statement. During the fiscal year ended November 3, 2019, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 30.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 72.

Item 16.  Form 10-K Summary.

None.

Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of November 3, 2019 and October 28, 2018, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years ended November 3, 2019, October 28, 2018 and October 29, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 3, 2019 and October 28, 2018, and the results of its operations and its cash flows for each of the three years ended November 3, 2019, October 28, 2018 and October 29, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

December 19, 2019

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(in millions)

	2019	2018	2017
Revenues
Finance income earned on retail notes	$919.3	$765.9	$693.6
Revolving charge account income	346.2	330.3	297.2
Finance income earned on wholesale receivables	535.4	447.0	363.8
Lease revenues	1,009.8	910.2	812.9
Other income	79.6	78.8	59.5
Total revenues	2,890.3	2,532.2	2,227.0
Expenses
Interest expense	987.8	737.2	521.1
Operating expenses:
Administrative and operating expenses	533.0	402.1	422.5
Fees paid to John Deere	67.5	79.0	66.3
Provision for credit losses	45.4	47.2	70.3
Depreciation of equipment on operating leases	743.6	686.8	648.0
Total operating expenses	1,389.5	1,215.1	1,207.1
Total expenses	2,377.3	1,952.3	1,728.2
Income of consolidated group before income taxes	513.0	579.9	498.8
Provision (credit) for income taxes	95.5	(217.2)	171.5
Income of consolidated group	417.5	797.1	327.3
Equity in income of unconsolidated affiliate	1.8	1.9	1.2
Net income	419.3	799.0	328.5
Less: Net income (loss) attributable to noncontrolling interests	.1	(.2)	.1
Net income attributable to the Company	$419.2	$799.2	$328.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(in millions)

	2019	2018	2017

Net income	$419.3	$799.0	$328.5

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(7.7)	(20.7)	24.1
Unrealized gain (loss) on derivatives	(21.8)	9.1	3.9
Unrealized loss on debt securities	(2.0)
Other comprehensive income (loss), net of income taxes	(31.5)	(11.6)	28.0

Comprehensive income of consolidated group	387.8	787.4	356.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	.1	(.2)	.1
Comprehensive income attributable to the Company	$387.7	$787.6	$356.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of November 3, 2019 and October 28, 2018

(in millions)

	2019	2018
Assets
Cash and cash equivalents	$632.6	$608.4
Marketable securities	3.2
Receivables:
Retail notes	15,150.5	14,156.0
Retail notes securitized	4,349.6	3,954.9
Revolving charge accounts	3,863.0	3,797.6
Wholesale receivables	8,706.8	7,967.6
Financing leases	751.6	770.6
Total receivables	32,821.5	30,646.7
Allowance for credit losses	(100.6)	(106.7)
Total receivables – net	32,720.9	30,540.0
Other receivables	75.1	532.0
Receivables from John Deere	331.9	59.3
Equipment on operating leases – net	5,530.5	5,102.5
Notes receivable from John Deere	291.7	195.4
Investment in unconsolidated affiliate	16.4	15.2
Deferred income taxes	33.2	36.8
Other assets	454.4	575.9
Total Assets	$40,089.9	$37,665.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,460.9	$2,112.9
Securitization borrowings	4,277.0	3,881.7
John Deere	1,855.3	1,376.8
Current maturities of long-term borrowings	5,716.6	4,587.6
Total short-term borrowings	13,309.8	11,959.0
Other payables to John Deere	47.4	342.5
Accounts payable and accrued expenses	886.7	871.6
Deposits withheld from dealers and merchants	137.5	166.0
Deferred income taxes	527.7	824.2
Long-term borrowings	21,052.4	19,432.2
Total liabilities	35,961.5	33,595.5
Commitments and contingencies (Note 19)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,741.6	2,652.4
Accumulated other comprehensive income (loss)	(97.4)	(65.9)
Total Company stockholder’s equity	4,127.0	4,069.3
Noncontrolling interests	1.4	.7
Total stockholder’s equity	4,128.4	4,070.0
Total Liabilities and Stockholder’s Equity	$40,089.9	$37,665.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(in millions)

	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$419.3	$799.0	$328.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45.4	47.2	70.3
Provision for depreciation and amortization	765.1	709.7	670.0
Provision (credit) for deferred income taxes	(286.5)	3.7	92.8
Impairment charges	77.4
Undistributed earnings of unconsolidated affiliate	(1.6)	(1.8)	(1.1)
Change in accounts payable and accrued expenses	85.9	63.7	58.6
Change in accrued income taxes payable/receivable	444.0	(496.3)	33.2
Other	211.1	63.8	156.4
Net cash provided by operating activities	1,760.1	1,189.0	1,408.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(17,714.8)	(16,435.7)	(14,644.7)
Collections of receivables (excluding wholesale)	16,097.1	15,085.2	14,176.8
Increase in wholesale receivables – net	(758.8)	(1,132.1)	(273.0)
Cost of equipment on operating leases acquired	(2,466.9)	(2,204.8)	(2,099.4)
Proceeds from sales of equipment on operating leases	1,213.6	1,086.3	1,073.7
Cost of notes receivable acquired from John Deere	(126.6)	(58.3)	(160.3)
Collections of notes receivable from John Deere	36.5	8.5	8.1
Purchases of marketable securities	(11.0)
Proceeds from maturities and sales of marketable securities	5.1
Other	(52.6)	(35.1)	(41.2)
Net cash used for investing activities	(3,778.4)	(3,686.0)	(1,960.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(658.5)	92.0	1,663.5
Increase (decrease) in securitization borrowings – net	395.8	(237.0)	(879.6)
Increase (decrease) in payable to John Deere – net	491.8	832.5	(1,727.7)
Proceeds from issuance of long-term borrowings	6,743.9	6,818.0	6,264.0
Payments of long-term borrowings	(4,583.3)	(5,055.9)	(4,508.8)
Dividends paid	(330.0)	(375.0)	(285.0)
Capital investment from John Deere	.6	.4
Debt issuance costs	(31.8)	(29.0)	(30.5)
Net cash provided by financing activities	2,028.5	2,046.0	495.9

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.1)	(18.6)	3.3
Net decrease in cash, cash equivalents, and restricted cash	(.9)	(469.6)	(52.1)
Cash, cash equivalents, and restricted cash at beginning of year	711.8	1,181.4	1,233.5
Cash, cash equivalents, and restricted cash at end of year	$710.9	$711.8	$1,181.4

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 29, 2017, October 28, 2018, and November 3, 2019

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 30, 2016	$3,585.7	$1,482.8	$2,186.3	$(83.8)	$.4
Net income	328.5		328.4		.1
Other comprehensive income	28.0			28.0
Dividends declared	(285.0)		(285.0)
Balance October 29, 2017	3,657.2	1,482.8	2,229.7	(55.8)	.5
Net income (loss)	799.0		799.2		(.2)
Other comprehensive loss	(11.6)			(11.6)
Dividends declared	(375.0)		(375.0)
Capital investment	.4				.4
ASU No. 2018-02 adoption			(1.5)	1.5
Balance October 28, 2018	4,070.0	1,482.8	2,652.4	(65.9)	.7
Net income	419.3		419.2		.1
Other comprehensive loss	(31.5)			(31.5)
Dividends declared	(330.0)		(330.0)
Capital investment	.6				.6
Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4

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

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2019, 2018, and 2017 were November 3, 2019, October 28, 2018, and October 29, 2017, respectively. Fiscal year 2019 contained 53 weeks compared to 52 weeks in fiscal years 2018 and 2017.

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

Revenue Recognition

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in lease revenue.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Notes 7 and 21).

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued (see Note 22).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange derivative contracts are included in net income. The pretax net gain for foreign exchange in 2019 was $3.9 million. The pretax net losses for foreign exchange in 2018 and 2017 were $11.4 million and $8.1 million, respectively.

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

In the first quarter of 2019, the Company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The ASU was adopted using a retrospective transition approach resulting in an update to the 2017 and 2018 statements of consolidated cash flows (see Note 18). The ASU did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2019, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The adoption did not have a material effect on the Company’s consolidated financial statements (see Note 22). The Company continues to evaluate potential additional hedge accounting relationships provided by the new standard to further improve risk management.

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

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU also expands the disclosures for leases. The effective date is the first quarter of fiscal year 2020 and the ASU will be adopted using the modified-retrospective approach that will not require earlier periods to be restated. The Company will elect the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company will not elect the use of the hindsight practical expedient. In addition, the Company will elect to combine lease and non-lease components for most asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases. A software application for lessee accounting will be implemented for the adoption, along with new processes and controls. The estimated right of use assets and lease liabilities at adoption will not be significant. The adoption will not have a material effect on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The ASU clarifies the treatment of expected recoveries for amounts previously written off on purchased receivables, provides transition relief for troubled debt restructurings, and allows for certain disclosure simplifications of accrued interest. The effective date will be the first quarter of fiscal year 2021. The ASUs will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect on the Company’s consolidated financial statements.

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by product category at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019		2018
	Unrestricted	Securitized	Unrestricted	Securitized

Agriculture and turf – new	$8,959.8	$1,612.7	$8,202.8	$1,438.8
Agriculture and turf – used	4,033.2	2,186.0	4,095.8	2,001.8
Construction and forestry – new	2,255.3	561.9	2,084.9	518.3
Construction and forestry – used	519.6	89.8	359.5	79.0
Total	15,767.9	4,450.4	14,743.0	4,037.9
Unearned finance income	(617.4)	(100.8)	(587.0)	(83.0)
Retail notes receivable	$15,150.5	$4,349.6	$14,156.0	$3,954.9

Retail notes acquired by the Company had an average original term (based on dollar amounts) of 56 months for each of the years ended November 3, 2019, October 28, 2018, and October 29, 2017. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2019, 2018, and 2017 was 40 months, 41 months, and 40 months, respectively.

Gross retail note installments at November 3, 2019 and October 28, 2018 were scheduled to be received as follows (in millions of dollars):

	2019		2018
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$5,346.7	$2,041.4	$4,801.2	$1,886.0
13-24 months	3,856.9	1,200.5	3,679.8	1,140.2
25-36 months	3,031.4	770.7	2,887.3	637.9
37-48 months	2,076.1	368.6	1,994.9	307.2
49-60 months	1,150.0	66.9	1,106.1	64.4
Over 60 months	306.8	2.3	273.7	2.2
Total	$15,767.9	$4,450.4	$14,743.0	$4,037.9

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture and turf (new and used):
Seasonal payments	10% - 30%	3 - 7 years
Monthly payments	10% - 20%	36 - 84 months
Construction and forestry:
New	10%	48 - 60 months
Used	15%	36 - 48 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2019, the average effective yield on retail notes held by the Company was approximately 5.0 percent, compared with 4.5 percent in 2018 and 4.1 percent in 2017. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 36 percent, 37 percent, and 34 percent in 2019, 2018, and 2017, respectively. During 2019, 2018, and 2017, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $334.8 million, $282.5 million, and $236.4 million, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan. John Deere Financial Multi-Use Account is primarily used by farmers and ranchers to finance parts and services from John Deere dealers, as well as crop inputs, such as seed, fertilizer, and crop protection from agribusiness merchants. Merchants, including agribusinesses and dealers, offer John Deere Financial Multi-Use Account as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial Multi-Use Account income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance parts and services and is otherwise similar to John Deere Financial Multi-Use Account. John Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from sponsoring merchants.

During 2019, 2018, and 2017, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $14.1 million, $12.7 million, and $13.6 million, respectively. Revolving charge accounts receivable at November 3, 2019 and October 28, 2018 totaled $3,863.0 million and $3,797.6 million, and were net of unearned interest income of $59.8 million and $44.0 million for the same periods, respectively. Generally, account holders may pay the account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other financial securities. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at November 3, 2019 and October 28, 2018 totaled $8,706.8 million and $7,967.6 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2019, 2018, and 2017, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $320.0 million, $285.0 million, and $225.5 million, respectively.

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

Financing leases receivable by product category at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019	2018
Agriculture and turf	$422.7	$423.0
Construction and forestry	153.2	150.6
Total	575.9	573.6
Estimated residual values	256.2	272.9
Unearned finance income	(80.5)	(75.9)
Financing leases receivable	$751.6	$770.6

Initial lease terms for financing leases generally range from 4 months to 72 months. Payments on financing leases receivable at November 3, 2019 and October 28, 2018 were scheduled as follows (in millions of dollars):

	2019	2018
Due in:
0-12 months	$225.6	$217.4
13-24 months	155.2	157.4
25-36 months	103.8	113.2
37-48 months	58.3	53.3
Over 48 months	33.0	32.3
Total	$575.9	$573.6

Deposits withheld from John Deere dealers and related credit losses on financing leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on financing leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waiver on retail notes. During 2019, 2018, and 2017, the finance income earned from John Deere on financing leases containing waiver of finance charges or reduced rates was $3.5 million, $3.8 million, and $3.0 million, respectively.

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at November 3, 2019 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$120.0	$64.2	$1.5	$185.7
Construction and forestry	73.9	26.6		100.5
Revolving charge accounts:
Agriculture and turf	19.1	9.2		28.3
Construction and forestry	3.2	1.2		4.4
Wholesale receivables:
Agriculture and turf	4.1	1.9	.8	6.8
Construction and forestry	.1	.3	.3	.7
Financing leases:
Agriculture and turf	14.6	7.8	.5	22.9
Construction and forestry	2.8	.7		3.5
Total Receivables	$237.8	$111.9	$3.1	$352.8

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$185.7	$168.7	$15,831.5	$16,185.9
Construction and forestry	100.5	112.9	3,100.8	3,314.2
Revolving charge accounts:
Agriculture and turf	28.3	6.1	3,727.9	3,762.3
Construction and forestry	4.4	.9	95.4	100.7
Wholesale receivables:
Agriculture and turf	6.8	6.3	6,544.6	6,557.7
Construction and forestry	.7	2.9	2,145.5	2,149.1
Financing leases:
Agriculture and turf	22.9	11.6	569.8	604.3
Construction and forestry	3.5	2.5	141.3	147.3
Total Receivables	$352.8	$311.9	$32,156.8	$32,821.5

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

Allowance for Credit Losses

Allowances for credit losses on Receivables are maintained in amounts considered to be appropriate in relation to the Receivables outstanding based on historical loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality.

An analysis of the allowance for credit losses and investment in Receivables at November 3, 2019, October 28, 2018, and October 29, 2017 was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
2019
Allowance:
Beginning of year balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	18.3	28.6	(4.2)	2.7	45.4
Write-offs	(28.7)	(56.9)	(.3)	(2.4)	(88.3)
Recoveries	7.3	25.3	4.1	.3	37.0
Translation adjustments	(.2)				(.2)
End of year balance	$48.3	$39.3	$7.6	$5.4	$100.6
Balance individually evaluated *	$1.9		$2.9		$4.8

Receivables:
End of year balance	$19,500.1	$3,863.0	$8,706.8	$751.6	$32,821.5
Balance individually evaluated *	$65.9	$.1	$9.6	$1.9	$77.5

2018
Allowance:
Beginning of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision (credit) for credit losses	11.9	36.7	(.8)	(.6)	47.2
Write-offs	(22.1)	(54.1)	(1.1)	(3.9)	(81.2)
Recoveries	6.4	20.0	.2	.8	27.4
Translation adjustments	(.3)		(.2)		(.5)
End of year balance	$51.6	$42.3	$8.0	$4.8	$106.7
Balance individually evaluated *	$.1		$2.8		$2.9

Receivables:
End of year balance	$18,110.9	$3,797.6	$7,967.6	$770.6	$30,646.7
Balance individually evaluated *	$59.2	$2.3	$8.8		$70.3

2017
Allowance:
Beginning of year balance	$56.3	$39.7	$7.2	$8.5	$111.7
Provision for credit losses	29.7	32.3	3.0	5.3	70.3
Write-offs	(38.2)	(52.2)	(.2)	(5.7)	(96.3)
Recoveries	7.8	19.9		.3	28.0
Translation adjustments	.1		(.1)	.1	.1
End of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Balance individually evaluated *	$.6		$2.6		$3.2

Receivables:
End of year balance	$17,214.6	$3,572.6	$6,894.3	$714.2	$28,395.7
Balance individually evaluated *	$41.0	$3.1	$24.0	$4.0	$72.1

*  Remainder is collectively evaluated.

Investments in non-performing Receivables at November 3, 2019 and October 28, 2018 were $311.9 million and $142.0 million, respectively. These Receivables as a percentage of total Receivables outstanding were .95 percent and .46 percent at November 3, 2019 and October 28, 2018, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $352.8 million at November 3, 2019, compared with $483.2 million at October 28, 2018. These past due amounts represented 1.07 percent and 1.58 percent of total Receivables outstanding at November 3, 2019 and October 28, 2018, respectively. The allowance for credit losses as a percentage of total Receivables outstanding represented .31 percent at November 3, 2019 and .35 percent at October 28, 2018. In addition, at November 3, 2019 and October 28, 2018, the Company had $126.0 million and $132.3 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

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

An analysis of impaired Receivables at November 3, 2019 and October 28, 2018 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2019 *
Receivables with specific allowance:
Retail notes	$4.9	$4.6	$1.9	$5.0
Wholesale receivables	5.3	5.3	2.9	5.7
Total with specific allowance	10.2	9.9	4.8	10.7

Receivables without specific allowance:
Retail notes	22.9	22.4		25.0
Wholesale receivables	3.9	3.9		4.1
Total without specific allowance	26.8	26.3		29.1
Total	$37.0	$36.2	$4.8	$39.8

Agriculture and turf	$30.3	$29.7	$4.6	$32.0
Construction and forestry	6.7	6.5	.2	7.8
Total	$37.0	$36.2	$4.8	$39.8

2018 *
Receivables with specific allowance:
Retail notes	$.8	$.6	$.1	$.9
Wholesale receivables	5.8	5.8	2.8	6.7
Total with specific allowance	6.6	6.4	2.9	7.6

Receivables without specific allowance:
Retail notes	23.9	23.6		26.1
Wholesale receivables	2.4	2.4		2.6
Total without specific allowance	26.3	26.0		28.7
Total	$32.9	$32.4	$2.9	$36.3

Agriculture and turf	$28.8	$28.4	$2.9	$31.7
Construction and forestry	4.1	4.0		4.6
Total	$32.9	$32.4	$2.9	$36.3

*  Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2019, 2018, and 2017, the Company identified 328, 378, and 424 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $14.6 million, $18.0 million, and $14.0 million pre-modification and $13.7 million, $17.3 million, and $12.6 million post-modification, respectively. In 2019 and 2018, there were no significant troubled debt restructurings that subsequently defaulted and were written off. In 2017, there were $2.0 million of troubled debt restructurings that subsequently defaulted and were written off. At November 3, 2019, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(8.0)	(.05)%	$(6.4)	(.04)%	$(17.0)	(.12)%
Construction and forestry	(20.7)	(.67)	(15.7)	(.57)	(21.2)	(.85)
Total retail notes	(28.7)	(.15)	(22.1)	(.13)	(38.2)	(.23)
Revolving charge accounts	(56.9)	(1.65)	(54.1)	(1.67)	(52.2)	(1.76)
Wholesale receivables	(.3)		(1.1)	(.01)	(.2)
Financing leases	(2.4)	(.34)	(3.9)	(.55)	(5.7)	(.92)
Total write-offs	(88.3)	(.27)	(81.2)	(.27)	(96.3)	(.35)
Recoveries:
Retail notes:
Agriculture and turf	6.0	.04	4.7	.03	5.8	.04
Construction and forestry	1.3	.04	1.7	.06	2.0	.08
Total retail notes	7.3	.04	6.4	.04	7.8	.05
Revolving charge accounts	25.3	.73	20.0	.62	19.9	.68
Wholesale receivables	4.1	.04	.2
Financing leases	.3	.04	.8	.11	.3	.05
Total recoveries	37.0	.11	27.4	.09	28.0	.10
Total net write-offs	$(51.3)	(.16)%	$(53.8)	(.18)%	$(68.3)	(.25)%

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,894.4 million and $2,592.4 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,847.2 million and $2,519.6 million at November 3, 2019 and October 28, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $447.0 million and $427.9 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (securitization borrowings and accrued interest) were $420.5 million and $399.8 million at November 3, 2019 and October 28, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduits) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,079.2 million and $1,033.2 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,015.2 million and $965.5 million at November 3, 2019 and October 28, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at November 3, 2019 was as follows (in millions of dollars):

2019
Carrying value of liabilities	$1,015.2
Maximum exposure to loss	1,079.2

The total assets of unconsolidated VIEs related to securitizations were approximately $36.5 billion at November 3, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019	2018
Retail notes securitized	$4,349.6	$3,954.9
Allowance for credit losses	(11.2)	(9.6)
Other assets	82.2	108.2
Total restricted securitized assets	$4,420.6	$4,053.5

The components of consolidated secured borrowings and other liabilities related to securitizations at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019	2018
Securitization borrowings	$4,277.0	$3,881.7
Accrued interest on borrowings	5.9	3.2
Total liabilities related to restricted securitized assets	$4,282.9	$3,884.9

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At November 3, 2019, the maximum remaining term of all restricted securitized retail notes was approximately six years.

Note 7. Equipment on Operating Leases

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. Residual values represent estimates of the value of the leased assets at the end of the lease terms. The Company evaluates the carrying value of its operating lease assets and tests for impairment when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows from the operating leases are lower than the carrying value of the leased assets. During 2019, the Company recorded impairment losses on operating leases of $59.4 million due to lower estimated values of used agriculture and construction equipment. During 2018 and 2017, the Company recorded no impairment losses on operating leases. Operating lease impairments are included in administrative and operating expenses on the statement of consolidated income.

The cost of equipment on operating leases by product category at November 3, 2019 and October 28, 2018 was as follows (in millions of dollars):

	2019	2018
Agriculture and turf	$5,109.4	$4,727.0
Construction and forestry	1,778.6	1,592.7
Total	6,888.0	6,319.7
Accumulated depreciation	(1,357.5)	(1,217.2)
Equipment on operating leases – net	$5,530.5	$5,102.5

Initial lease terms for equipment on operating leases generally range from 12 months to 60 months. Rental payments for equipment on operating leases at November 3, 2019 and October 28, 2018 were scheduled as follows (in millions of dollars):

	2019	2018
Due in:
0-12 months	$738.3	$644.1
13-24 months	484.4	414.4
25-36 months	231.6	202.8
37-48 months	92.8	83.8
Over 48 months	14.4	12.4
Total	$1,561.5	$1,357.5

Deposits withheld from John Deere dealers and related credit losses on operating leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on operating leases related to construction and forestry equipment. At November 3, 2019 and October 28, 2018, the Company also had $11.5 million and $33.7 million, respectively, of deposits withheld from John Deere dealers available for potential losses on residual values. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2019, 2018, and 2017, the operating lease revenue earned from John Deere was $42.9 million, $39.2 million, and $30.9 million, respectively.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded in other assets at the lower of net book value or estimated fair value of the equipment less cost to sell and is not depreciated. The matured operating lease inventory balances at November 3, 2019 and October 28, 2018 were $160.8 million and $245.9 million, respectively. During 2019, the Company recorded impairment losses on matured operating lease inventory of $18.0 million. During 2018 and 2017, the Company recorded no impairment losses on matured operating lease inventory. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $85.4 million and $80.0 million at November 3, 2019 and October 28, 2018, respectively.

Note 8. Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $17.4 million, $11.1 million, and $3.4 million in 2019, 2018, and 2017, respectively.

The Company had notes receivable from John Deere at November 3, 2019 and October 28, 2018 with the following affiliated companies as follows (in millions of dollars):

	2019	2018
Limited Liability Company John Deere Financial	$148.3	$123.5
Banco John Deere S.A.	143.4	71.9
Total Notes Receivable from John Deere	$291.7	$195.4

Note 9. Short-Term Borrowings

Short-term borrowings of the Company at November 3, 2019 and October 28, 2018 consisted of the following (in millions of dollars):

	2019	2018
Commercial paper and other notes payable	$1,460.9	$2,112.9
Securitization borrowings	4,277.0	3,881.7
John Deere	1,855.3	1,376.8
Current maturities of long-term borrowings *	5,716.6	4,587.6
Total	$13,309.8	$11,959.0

*            Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,277.0 million, which are net of debt acquisition costs, at November 3, 2019 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2020 - $2,149.0, 2021 - $1,265.3, 2022 - $657.4, 2023 - $194.6, 2024 - $14.8, and 2025 - $1.2. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at November 3, 2019 and October 28, 2018, were 2.2 percent and 2.6 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,915.4 million at November 3, 2019. Some of these credit lines are available to both the Company and Deere & Company. At November 3, 2019, $5,143.0 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at November 3, 2019 was a 364-day credit facility agreement of $2,800.0 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2023, and $2,500.0 million, expiring in April 2024. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

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

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at November 3, 2019 and October 28, 2018 consisted of the following (in millions of dollars):

	2019		2018
Senior Debt:
Medium-term notes due 2020-2029 (principal $20,794.7 - 2019, $19,808.2 - 2018):	$21,055.9	*	$19,447.5	*
Average interest rate of 2.8% - 2019, 2.8% - 2018
Other notes	51.1		34.4
Total senior debt	21,107.0		19,481.9
Unamortized debt discount and debt issuance costs	(54.6)		(49.7)
Total **	$21,052.4		$19,432.2

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2020 - $5,723.1, 2021 - $5,727.1, 2022 - $5,266.9, 2023 - $3,130.3, and 2024 - $2,446.5.

Note 11. Leases

Total rental expense for operating leases was $2.0 million, $2.0 million, and $2.1 million for 2019, 2018, and 2017, respectively. At November 3, 2019, future minimum lease payments under operating leases amounted to $4.7 million as follows (in millions of dollars): 2020 - $1.7, 2021 - $1.4, 2022 - $1.0, and 2023 - $.6.

Note 12. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at November 3, 2019 or October 28, 2018. At November 3, 2019 and October 28, 2018, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 13. Dividends

In 2019, 2018, and 2017, Capital Corporation declared and paid cash dividends of $330.0 million, $375.0 million, and $285.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 14. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $.7 million in 2019, $6.2 million in 2018, and $5.5 million in 2017. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $4.3 million in 2019, $2.5 million in 2018, and $2.9 million in 2017. Further disclosure for these plans is included in the notes to the Deere & Company 2019 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $13.2 million in 2019, $12.7 million in 2018, and $12.0 million in 2017. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 15. Stock Option and Restricted Stock Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2019, 2018, and 2017, the total share-based compensation expense was $6.9 million, $7.9 million, and $6.4 million, respectively, with an income tax benefit recognized in net income of $1.7 million, $1.9 million, and $2.4 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2019 Annual Report on Form 10-K.

Note 16. Income Taxes

On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform affecting the Company in 2018 were a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a primarily territorial tax system. The reduction in the corporate income tax rate required the Company to remeasure its U.S. net deferred tax liabilities to the new corporate tax rate and the transition to a territorial tax system required payment of a one-time tax on the deemed repatriation of undistributed and previously untaxed non-U.S. earnings (repatriation tax). The repatriation tax was paid in 2019.

In 2019, the Company was subject to additional provisions of the U.S. tax reform legislation. The Company’s U.S. statutory corporate income tax rate was 21 percent and approximately 23.3 percent for 2019 and 2018, respectively. The main provisions of tax reform affecting the Company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, and interest expense limitations. The combined effect of these provisions did not have a significant effect on the 2019 provision for income taxes.

In 2019 and 2018, the Company recorded discrete tax adjustments related to the remeasurement of the Company’s net deferred tax liabilities to the new corporate income tax rate and for the repatriation tax. The income tax expense (benefit) for the net deferred tax liability remeasurement and the repatriation tax adjustments were as follows (in millions of dollars):

	2019	2018
Net deferred tax liability remeasurement	$4.8	$(362.9)
Deemed earnings repatriation tax	(13.9)	20.6
Total discrete tax expense (benefit)	$(9.1)	$(342.3)

The repatriation tax expense is based on interpretations of existing laws, regulations, and certain assumptions. The Company continues to analyze the repatriation tax provisions, and monitor legislative and regulatory developments.

The provision (credit) for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2019	2018	2017
Current:
U.S.:
Federal	$351.1	$(244.5)	$50.0
State	1.9	6.0	3.1
Foreign	29.0	17.6	25.6
Total current	382.0	(220.9)	78.7

Deferred:
U.S.:
Federal	(279.9)	(3.4)	93.5
State	(.6)	4.2	.3
Foreign	(6.0)	2.9	(1.0)
Total deferred	(286.5)	3.7	92.8
Provision (credit) for income taxes	$95.5	$(217.2)	$171.5

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Under a tax sharing agreement with Deere & Company, the Company’s provision (credit) for income taxes is generally recorded as if Capital Corporation and each of its subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. The difference between the provision (credit) for income taxes recorded by the Company and the provision (credit) for income taxes calculated on an unmodified, separate return basis was not significant in 2019 or 2017.

In 2018, the Company recorded a tax benefit under the tax sharing agreement that was $19.0 million higher than an unmodified, separate return basis. The additional tax benefit was related to deductions that were included in the 2018 consolidated U.S. income tax return of Deere & Company at Deere & Company’s 2018 U.S. statutory income tax rate of 23.3 percent. On an unmodified, separate return basis, a net operating loss would have been generated and a deferred tax asset recorded in 2018 at a U.S. statutory income tax rate of 21 percent. The pro forma provision (credit) for income taxes and net income on this basis would have been as follows (in millions of dollars):

2018
Provision (credit) for income taxes assuming computation on an unmodified, separate return basis	$(198.2)
Pro forma net income attributable to the Company	780.2

The amounts due from (payable to) Deere & Company under the tax sharing agreement at November 3, 2019 and October 28, 2018 were $(2.5) million and $439.1 million, respectively. The current year tax sharing payable is included in accounts payable and accrued expenses on the consolidated balance sheet. The prior year tax sharing receivable is included in other receivables on the consolidated balance sheet and was settled in November 2018.

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2019	2018	2017
U.S. federal income tax provision at a statutory rate (2019 - 21 percent, 2018 - 23.3 percent, 2017 - 35 percent)	$107.7	$135.3	$174.6
Increase (decrease) resulting from:
Net deferred tax liability remeasurement	4.8	(362.9)
Deemed earnings repatriation tax	(13.9)	20.6
Other effects of tax reform		(8.5)
Tax rates on foreign earnings	4.4	2.1	(6.8)
Municipal lease income not taxable	(.8)	(.8)	(1.3)
State and local income taxes, net of federal income tax benefit	1.0	7.8	2.2
Other – net	(7.7)	(10.8)	2.8
Provision (credit) for income taxes	$95.5	$(217.2)	$171.5

At November 3, 2019, accumulated earnings in certain subsidiaries outside the U.S. totaled $31.3 million. No provision for foreign withholding taxes has been made since these earnings are expected to remain indefinitely reinvested outside the U.S. Determination of the amount of foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at November 3, 2019 and October 28, 2018 was as follows (in millions of dollars):

	2019		2018
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$571.5		$856.5
Tax over book depreciation		4.7		5.2
Deferred retail note finance income		3.2		1.6
Accrual for retirement and other benefits	$4.9			.5
Accrual for other employee benefits	11.6
Allowance for credit losses	29.1		$31.8
Tax loss and tax credit carryforwards	24.6		33.6
Federal taxes on deferred state tax deductions	10.8		13.4
Miscellaneous accruals and other	9.1	2.5	4.1	3.9
Less valuation allowances	(2.7)		(2.6)
Deferred income tax assets and liabilities	$87.4	$581.9	$80.3	$867.7

At November 3, 2019, tax loss and tax credit carryforwards of $24.6 million were available, with $19.5 million expiring from 2020 through 2039 and $5.1 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at November 3, 2019, October 28, 2018, and October 29, 2017 was as follows (in millions of dollars):

	2019	2018	2017
Beginning of year balance	$36.3	$35.5	$36.5
Increases to tax positions taken during the current year	6.9	9.1	7.6
Increases to tax positions taken during prior years	.8	.9	1.2
Decreases to tax positions taken during prior years	(7.1)	(4.6)	(5.9)
Decreases due to lapse of statute of limitations	(4.4)	(4.6)	(3.9)
End of year balance	$32.5	$36.3	$35.5

The amount of unrecognized tax benefits at November 3, 2019 and October 28, 2018 that would affect the effective tax rate if the tax benefits were recognized was $17.6 million and $19.4 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2019, 2018, and 2017, the total amount of expense from interest and penalties was none, $1.8 million, and $.6 million, respectively. The total amount of income from interest and penalties was $5.3 million for 2019 and was not significant in 2018 and 2017. At November 3, 2019 and October 28, 2018, the liability for accrued interest and penalties totaled $14.1 million and $19.2 million, respectively.

Note 17. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2019	2018	2017
Other income
Fees from customers *		$22.4	$31.0
Fees from John Deere	$30.7	20.1	11.9
Interest income	33.1	23.3	10.3
Other	15.8	13.0	6.3
Total	$79.6	$78.8	$59.5

Administrative and operating expenses
Compensation and benefits	$260.5	$255.4	$248.6
Operating lease residual losses and impairments	159.5	25.0	50.5
Other	113.0	121.7	123.4
Total	$533.0	$402.1	$422.5

*  During 2019, late fees of $24.5 million from customer retail notes were reclassified to finance income on the statement of consolidated income. Customer late fees of $22.2 million and $24.2 million were included in other income in 2018 and 2017, respectively.

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

The Company’s restricted cash held at November 3, 2019, October 28, 2018, October 29, 2017, and October 30, 2016 was $78.3 million, $103.4 million, $125.9 million and $143.9 million, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet (see Note 6).

Cash payments by the Company for interest in 2019, 2018, and 2017 were $953.8 million, $751.9 million, and $531.7 million, respectively. Cash payments (receipts) for income taxes during these same periods were $(36.1) million, $268.4 million, and $48.5 million, respectively.

Note 19. Commitments and Contingencies

At November 3, 2019, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,367.9 million of medium-term notes outstanding, and a fair value liability of $21.9 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,683.3 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at November 3, 2019 was 2.7 percent with a maximum remaining maturity of approximately 7 years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,671.9 million at November 3, 2019. The weighted average interest rate on the debt at November 3, 2019 was 2.3 percent with a maximum remaining maturity of approximately 4 years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.7 billion at November 3, 2019. The amount of unused commitments to extend credit to customers was $28.0 billion at November 3, 2019. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At November 3, 2019, Capital Corporation had $43.6 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At November 3, 2019, the Company had restricted other assets associated with borrowings related to securitizations (see Note 6). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of November 3, 2019.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Note 20. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2019	2018	2017
Cumulative translation adjustment:
Beginning of year balance	$(80.7)	$(60.0)	$(84.1)
Current period activity	(7.7)	(20.7)	24.1
End of year balance	$(88.4)	$(80.7)	$(60.0)

Unrealized gain (loss) on derivatives:
Beginning of year balance	$14.8	$4.2	$.3
Current period activity	(21.8)	9.1	3.9
ASU No. 2018-02 adoption		1.5
End of year balance	$(7.0)	$14.8	$4.2

Unrealized gain (loss) on debt securities:
Beginning of year balance
Current period activity	$(2.0)
End of year balance	$(2.0)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2019
Cumulative translation adjustment	$(7.7)		$(7.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(22.2)	$4.7	(17.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.2	(4.3)
Net unrealized gain (loss) on derivatives	(27.7)	5.9	(21.8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(2.7)	.7	(2.0)
Total other comprehensive income (loss)	$(38.1)	$6.6	$(31.5)

2018
Cumulative translation adjustment	$(20.7)		$(20.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	17.8	$(4.5)	13.3
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.3	(4.2)
Net unrealized gain (loss) on derivatives	12.3	(3.2)	9.1
Total other comprehensive income (loss)	$(8.4)	$(3.2)	$(11.6)

2017
Cumulative translation adjustment	$24.1		$24.1
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	4.9	$(1.7)	3.2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.4)	.7
Net unrealized gain (loss) on derivatives	6.0	(2.1)	3.9
Total other comprehensive income (loss)	$30.1	$(2.1)	$28.0

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

The fair values of financial instruments that do not approximate the carrying values at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019		2018
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$28,382.5	$28,396.6	$26,594.7	$26,390.4
Retail notes securitized – net	4,338.4	4,361.9	3,945.3	3,894.6
Securitization borrowings	4,277.0	4,301.7	3,881.7	3,869.5
Current maturities of long-term borrowings	5,716.6	5,727.9	4,587.6	4,577.8
Long-term borrowings	21,052.4	21,369.9	19,432.2	19,535.8

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

Assets and liabilities measured at November 3, 2019 and October 28, 2018 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2019	2018

Marketable securities
International debt securities	$3.2
Receivables from John Deere
Derivatives:
Interest rate contracts	331.4	$55.9
Cross-currency interest rate contracts	.5	3.4
Other assets
Derivatives:
Interest rate contracts		.4
Foreign exchange contracts	1.9	22.0
Total assets *	$337.0	$81.7

Other payables to John Deere
Derivatives:
Interest rate contracts	$44.4	$342.4
Cross-currency interest rate contracts	3.0	.1
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	9.9	1.4
Total liabilities	$57.3	$343.9

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At November 3, 2019, the amortized cost basis and fair value of these available-for-sale debt securities were $5.9 million and $3.2 million, respectively.

Fair value, nonrecurring, Level 3 measurements from impairments at November 3, 2019, October 28, 2018, and October 29, 2017 were as follows (in millions of dollars):

	Fair Value		Losses *
	2019	2018	2019	2018	2017
Equipment on operating leases - net	$855.4		$59.4
Other assets	141.9		18.0
Total	$997.3		$77.4

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

Note 22. Derivative Instruments

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at November 3, 2019 and October 28, 2018 were $3,150.0 million and $3,050.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions impacted earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at November 3, 2019 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $6.2 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at November 3, 2019 and October 28, 2018 were $8,336.9 million and $8,096.6 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at November 3, 2019, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$185.4	$.3	$(4.4)	$(4.1)
Long-term borrowings	8,378.1	292.8	(31.6)	261.2

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at November 3, 2019 and October 28, 2018 were $2,312.4 million and $1,899.6 million, the foreign exchange contracts were $691.6 million and $1,564.3 million, and the cross-currency interest rate contracts were $91.1 million and $71.8 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,611.3 million and $1,519.1 million at November 3, 2019 and October 28, 2018, respectively. Interest rate caps were also purchased with notional amounts of $1,611.3 million and $1,519.1 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at November 3, 2019 and October 28, 2018 were as follows (in millions of dollars):

	2019	2018
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$328.8	$29.0

Not designated as hedging instruments:
Interest rate contracts	2.6	26.9
Cross-currency interest rate contracts	.5	3.4
Total not designated	3.1	30.3

Other Assets
Not designated as hedging instruments:
Interest rate contracts		.4
Foreign exchange contracts	1.9	22.0
Total not designated	1.9	22.4

Total derivative assets	$333.8	$81.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$26.5	$314.5

Not designated as hedging instruments:
Interest rate contracts	17.9	27.9
Cross-currency interest rate contracts	3.0	.1
Total not designated	20.9	28.0

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	9.9	1.4

Total derivative liabilities	$57.3	$343.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	2019	2018	2017
Fair Value Hedges
Interest rate contracts - Interest expense	$583.2	$(281.4)	$(198.1)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(22.2)	17.8	4.9

Reclassified from OCI
Interest rate contracts - Interest expense	5.5	5.5	(1.1)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(25.8)	$(6.6)	$(2.6)
Foreign exchange contracts - Administrative and operating expenses *	45.1	96.7	(79.2)
Total not designated	$19.3	$90.1	$(81.8)

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions were a gain of $561.9 million during 2019 and losses of $281.1 million and $201.0 million during 2018 and 2017, respectively.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At November 3, 2019 and October 28, 2018, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If certain of the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of November 3, 2019 and October 28, 2018.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$1.9	$(.2)		$1.7
John Deere	331.9	(42.6)		289.3
Liabilities
External	9.9	(.2)		9.7
John Deere	47.4	(42.6)		4.8

2018
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$22.4	$(.1)		$22.3
John Deere	59.3	(27.6)		31.7
Liabilities
External	1.4	(.1)		1.3
John Deere	342.5	(27.6)		314.9

Note 23. Voluntary Employee Separation Programs

During 2019 and 2017, the Company incurred voluntary employee-separation program expenses as part of its efforts to reduce operating costs. The programs provided cash payments based on years of service. The expenses for both years were recorded in the periods the employees irrevocably accepted the separation offer. The programs’ total pretax expenses in 2019 and 2017 were $8.4 million and $8.2 million, respectively. The expenses were recorded in administrative and operating expenses. The Company did not offer a similar program in 2018.

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

Geographic area information as of and for the years ended November 3, 2019, October 28, 2018, and October 29, 2017 is presented below (in millions of dollars):

	2019	2018	2017
Revenues:
U.S.	$2,588.1	$2,266.8	$2,030.3
Outside the U.S.	302.2	265.4	196.7
Total	$2,890.3	$2,532.2	$2,227.0

Receivables:
U.S.	$27,854.5	$26,039.6	$24,189.6
Outside the U.S.	4,967.0	4,607.1	4,206.1
Total	$32,821.5	$30,646.7	$28,395.7

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

Summarized financial information of the unconsolidated affiliated company for the years ended November 3, 2019, October 28, 2018, and October 29, 2017 was as follows (in millions of dollars):

	2019	2018	2017
Operations:
Total revenue	$12.4	$11.7	$10.1
Net income	3.6	3.9	2.3
The Company’s equity in net income	1.8	1.9	1.2

	2019	2018
Financial Position:
Total assets	$258.1	$235.6
Total external borrowings	221.0	197.6
Total net assets	32.9	30.3
The Company’s share of net assets	16.4	15.2

Note 26. Supplemental Information (Unaudited)

Quarterly Information

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period (see Note 1). Fiscal year 2019 contained 53 weeks and the fourth quarter contained 14 weeks compared to 52 weeks and 13 weeks in the respective periods in 2018. The interim periods (quarters) end in January, April, and July. Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2019:
Revenues	$660.8	$703.0	$741.8	$784.7	$2,890.3
Interest expense	226.5	252.0	256.2	253.1	987.8
Operating expenses	289.2	331.5	329.2	439.6	1,389.5
Provision for income taxes	23.9	35.7	11.8	24.1	95.5
Equity in income of unconsolidated affiliate	.6	.4	.4	.4	1.8
Net income (loss) attributable to noncontrolling interests	.1	(.1)	.2	(.1)	.1
Net income attributable to the Company	$121.7	$84.3	$144.8	$68.4	$419.2

2018:
Revenues	$585.2	$617.5	$661.1	$668.4	$2,532.2
Interest expense	154.1	180.3	196.1	206.7	737.2
Operating expenses	289.4	311.8	315.3	298.6	1,215.1
Provision (credit) for income taxes	(256.9)	6.6	30.0	3.1	(217.2)
Equity in income of unconsolidated affiliate	.8	.4	.4	.3	1.9
Net loss attributable to noncontrolling interests			(.1)	(.1)	(.2)
Net income attributable to the Company	$399.4	$119.2	$120.2	$160.4	$799.2

Note 27. Subsequent Events

In November 2019, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $759.6 million.

In December 2019, Capital Corporation paid a $125.0 million dividend to JDFS. JDFS, in turn, paid a $125.0 million dividend to Deere & Company.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011, Securities and Exchange Commission file number 1-6458*)

4.3

Second Supplemental Senior Indenture dated as of April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014, Securities and Exchange Commission file number 1-6458*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003, Securities and Exchange Commission file number 1-6458*)

4.5

Terms and Conditions of the Notes, published on February 2, 2017, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management S.A. (Exhibit 4.3 to Form 10-K of Deere & Company for the year ended October 28, 2018, Securities and Exchange Commission File No. 1-4121*)

4.6

Third Supplemental Senior Indenture dated as of April 7, 2017 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.4 to registration statement on Form S-3 no. 333-217193, filed April 7, 2017, Securities and Exchange Commission file number 1-6458*)

4.7	Description of the registrant’s 2.75% Senior Notes due 2022

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.7

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.8

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.9

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to the Form 10-K of Deere & Company for the year ended October 31, 2002, Securities and Exchange Commission file number 1-4121*)

10.10

2023 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019 (Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended April 28, 2019, Securities and Exchange Commission File No. 1-6458*)

10.11

2024 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019 (Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended April 28, 2019, Securities and Exchange Commission File No. 1-6458*)

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended November 3, 2019 (Securities and Exchange Commission file number 1-4121*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints John C. May, Ryan D. Campbell, and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Ryan D. Campbell	Director and Senior Vice President	)
Ryan D. Campbell	(Principal Financial Officer and	)
Principal Accounting Officer))
)
/s/ James M. Field	Director	)
James M. Field		)

)
/s/ Rajesh Kalathur	Director and President	)
Rajesh Kalathur		)

)
/s/ John C. May	Director, Chairman, and	)
John C. May	Chief Executive Officer	)	December 19, 2019
(Principal Executive Officer))
)
/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)
)
)
/s/ Cory J. Reed	Director	)
Cory J. Reed		)
)
)
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)
)
)

Signature	Title		Date
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)
		)	December 19, 2019
)
/s/ Aaron L. Wetzel	Director	)
Aaron L. Wetzel		)