Form 10-Q
period 2020-02-02
DEERE JOHN CAPITAL CORP
filed 2020-02-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2020

or

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

Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐No ☒

At February 2, 2020, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Three Months Ended February 2, 2020 and January 27, 2019

(Unaudited)

(in millions)

	2020	2019
Revenues
Finance income earned on retail notes	$234.8	$208.9
Revolving charge account income	80.7	72.1
Finance income earned on wholesale receivables	110.3	116.3
Lease revenues	274.9	239.5
Other income	17.9	24.0
Total revenues	718.6	660.8
Expenses
Interest expense	219.8	226.5
Operating expenses:
Administrative and operating expenses	123.5	98.2
Fees paid to John Deere	24.9	14.8
Provision for credit losses	12.1	.8
Depreciation of equipment on operating leases	213.5	175.4
Total operating expenses	374.0	289.2
Total expenses	593.8	515.7
Income of consolidated group before income taxes	124.8	145.1
Provision for income taxes	26.1	23.9
Income of consolidated group	98.7	121.2
Equity in income of unconsolidated affiliate	.7	.6
Net income	99.4	121.8
Less: Net income attributable to noncontrolling interests	.2	.1
Net income attributable to the Company	$99.2	$121.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Three Months Ended February 2, 2020 and January 27, 2019

(Unaudited)

(in millions)

	2020	2019

Net income	$99.4	$121.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(4.8)	.8
Unrealized loss on derivatives	(.3)	(8.4)
Unrealized loss on debt securities	(.4)
Other comprehensive income (loss), net of income taxes	(5.5)	(7.6)

Comprehensive income of consolidated group	93.9	114.2
Less: Comprehensive income attributable to noncontrolling interests	.2	.1
Comprehensive income attributable to the Company	$93.7	$114.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	February 2	November 3	January 27
	2020	2019	2019
Assets
Cash and cash equivalents	$642.6	$632.6	$859.2
Marketable securities	2.3	3.2	4.0
Receivables:
Retail notes	14,791.5	15,150.5	13,254.5
Retail notes securitized	4,443.7	4,349.6	4,505.9
Revolving charge accounts	2,673.2	3,863.0	2,685.9
Wholesale receivables	9,146.3	8,706.8	8,990.4
Financing leases	668.2	751.6	702.5
Total receivables	31,722.9	32,821.5	30,139.2
Allowance for credit losses	(103.1)	(100.6)	(106.7)
Total receivables – net	31,619.8	32,720.9	30,032.5
Other receivables	94.6	75.1	120.6
Receivables from John Deere	408.7	331.9	66.9
Equipment on operating leases – net	5,525.7	5,530.5	4,942.0
Notes receivable from John Deere	282.5	291.7	221.1
Investment in unconsolidated affiliate	17.0	16.4	15.7
Deferred income taxes	34.0	33.2	36.8
Other assets	447.1	454.4	586.7
Total Assets	$39,074.3	$40,089.9	$36,885.5

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,241.7	$1,460.9	$2,469.0
Securitization borrowings	4,373.9	4,277.0	4,397.1
John Deere	1,395.5	1,855.3	182.2
Current maturities of long-term borrowings	5,577.6	5,716.6	4,330.7
Total short-term borrowings	12,588.7	13,309.8	11,379.0
Other payables to John Deere	36.6	47.4	227.0
Accounts payable and accrued expenses	857.5	886.7	771.9
Deposits withheld from dealers and merchants	128.5	137.5	146.9
Deferred income taxes	503.8	527.7	801.5
Long-term borrowings	20,861.9	21,052.4	19,575.0
Total liabilities	34,977.0	35,961.5	32,901.3
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,715.8	2,741.6	2,574.1
Accumulated other comprehensive loss	(102.9)	(97.4)	(73.5)
Total Company stockholder’s equity	4,095.7	4,127.0	3,983.4
Noncontrolling interests	1.6	1.4	.8
Total stockholder’s equity	4,097.3	4,128.4	3,984.2
Total Liabilities and Stockholder’s Equity	$39,074.3	$40,089.9	$36,885.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Three Months Ended February 2, 2020 and January 27, 2019

(Unaudited)

(in millions)

	2020	2019
Cash Flows from Operating Activities:
Net income	$99.4	$121.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	12.1	.8
Provision for depreciation and amortization	217.2	181.0
Credit for deferred income taxes	(24.1)	(20.4)
Undistributed earnings of unconsolidated affiliate	(.7)	(.6)
Change in accounts payable and accrued expenses	(17.7)	(29.7)
Change in accrued income taxes payable/receivable	5.5	443.5
Other	50.3	45.3
Net cash provided by operating activities	342.0	741.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(4,151.3)	(3,973.9)
Collections of receivables (excluding wholesale)	5,593.2	5,457.1
Increase in wholesale receivables – net	(452.0)	(1,013.1)
Cost of equipment on operating leases acquired	(543.4)	(418.5)
Proceeds from sales of equipment on operating leases	332.6	273.5
Cost of notes receivable acquired from John Deere	(22.3)	(24.3)
Collections of notes receivable from John Deere	31.2	1.4
Purchases of marketable securities		(4.0)
Other	(12.7)	(25.0)
Net cash provided by investing activities	775.3	273.2

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(219.6)	354.4
Increase in securitization borrowings – net	95.9	514.3
Decrease in payable to John Deere – net	(445.4)	(1,193.6)
Proceeds from issuance of long-term borrowings	1,105.0	1,509.6
Payments of long-term borrowings	(1,501.3)	(1,759.3)
Dividends paid	(125.0)	(200.0)
Debt issuance costs	(7.5)	(5.8)
Net cash used for financing activities	(1,097.9)	(780.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.2)	(.1)
Net increase in cash, cash equivalents, and restricted cash	18.2	234.4
Cash, cash equivalents, and restricted cash at beginning of period	710.9	711.8
Cash, cash equivalents, and restricted cash at end of period	$729.1	$946.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended February 2, 2020 and January 27, 2019

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	121.8		121.7		.1
Other comprehensive loss	(7.6)			(7.6)
Dividends declared	(200.0)		(200.0)
Balance January 27, 2019	$3,984.2	$1,482.8	$2,574.1	$(73.5)	$.8

Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4
Net income	99.4		99.2		.2
Other comprehensive loss	(5.5)			(5.5)
Dividends declared	(125.0)		(125.0)
Balance February 2, 2020	$4,097.3	$1,482.8	$2,715.8	$(102.9)	$1.6

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

The Company has prepared its interim consolidated financial statements, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2020 and 2019 were February 2, 2020 and January 27, 2019, respectively. Both periods contained 13 weeks.

(2)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (ASC) 840, Leases. This ASU was adopted using a modified-retrospective approach. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU did not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU adds new disclosures about the Company’s leasing activities. The Company elected the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. In addition, the Company elected to combine lease and non-lease components for all asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases. Upon adoption of the ASU, the Company recorded right of use assets and lease liabilities for operating leases of $5.1 million and $5.1 million, respectively. The right of use assets are recorded in other assets and the lease liabilities are recorded in accounts payable and accrued expenses on the consolidated balance sheet. Since the right of use assets and lease liabilities are not significant, no further lessee disclosures have been included in the condensed notes to the interim consolidated financial statements. See Note 6 for additional disclosures related to lessor arrangements. The adoption did not have a material effect on the Company’s operating results or cash flows.

In the first quarter of 2020, the Company adopted the clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, included in ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption did not have a material effect on the Company’s consolidated financial statements.

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach. The Company is developing models to estimate expected credit losses, assessing appropriate assumptions, designing new procedures and controls, and evaluating the potential effects on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows for the portions that have not yet been adopted: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, and (2) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities is the first quarter of fiscal year 2021, which will not have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, the ASU also provides guidance for the accounting of a franchise tax that is partially based on income, requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date, and clarifies the tax accounting of a step up in tax basis of goodwill. The effective date will be the first quarter of fiscal year 2022, with early adoption permitted. The guidance related to the foreign equity method investments, foreign subsidiaries, and franchise taxes will be adopted using a modified-retrospective approach. The remaining provisions will be adopted prospectively. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Unrealized	Accumulated
	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Translation	on	on	Comprehensive
	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(80.7)	$14.8		$(65.9)
Other comprehensive income (loss) items before reclassification	.8	(6.8)		(6.0)
Amounts reclassified from accumulated other comprehensive income		(1.6)		(1.6)
Net current period other comprehensive income (loss)	.8	(8.4)		(7.6)
Balance January 27, 2019	$(79.9)	$6.4		$(73.5)

Balance November 3, 2019	$(88.4)	$(7.0)	$(2.0)	$(97.4)
Other comprehensive income (loss) items before reclassification	(4.8)	(1.2)	(.4)	(6.4)
Amounts reclassified from accumulated other comprehensive income		.9		.9
Net current period other comprehensive income (loss)	(4.8)	(.3)	(.4)	(5.5)
Balance February 2, 2020	$(93.2)	$(7.3)	$(2.4)	$(102.9)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended February 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(4.8)		$(4.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.6)	$.4	(1.2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.2	(.3)	.9
Net unrealized gain (loss) on derivatives	(.4)	.1	(.3)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.9)	.5	(.4)
Total other comprehensive income (loss)	$(6.1)	$.6	$(5.5)

Three Months Ended January 27, 2019
Cumulative translation adjustment	$.8		$.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(8.6)	$1.8	(6.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.1)	.5	(1.6)
Net unrealized gain (loss) on derivatives	(10.7)	2.3	(8.4)
Total other comprehensive income (loss)	$(9.9)	$2.3	$(7.6)

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

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	February 2, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$123.7	$53.4	$3.0	$180.1
Construction and forestry	89.5	34.3		123.8
Revolving charge accounts:
Agriculture and turf	51.4	14.1		65.5
Construction and forestry	4.1	1.4		5.5
Wholesale receivables:
Agriculture and turf	7.6	2.3	1.5	11.4
Construction and forestry	3.8	.1	.3	4.2
Financing leases:
Agriculture and turf	8.2	3.8	.4	12.4
Construction and forestry	1.5	2.2		3.7
Total Receivables	$289.8	$111.6	$5.2	$406.6

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$180.1	$187.2	$15,464.8	$15,832.1
Construction and forestry	123.8	109.4	3,169.9	3,403.1
Revolving charge accounts:
Agriculture and turf	65.5	5.6	2,516.8	2,587.9
Construction and forestry	5.5	1.0	78.8	85.3
Wholesale receivables:
Agriculture and turf	11.4	9.9	7,219.4	7,240.7
Construction and forestry	4.2	1.8	1,899.6	1,905.6
Financing leases:
Agriculture and turf	12.4	12.4	495.1	519.9
Construction and forestry	3.7	4.4	140.2	148.3
Total Receivables	$406.6	$331.7	$30,984.6	$31,722.9

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$120.0	$64.2	$1.5	$185.7
Construction and forestry	73.9	26.6		100.5
Revolving charge accounts:
Agriculture and turf	19.1	9.2		28.3
Construction and forestry	3.2	1.2		4.4
Wholesale receivables:
Agriculture and turf	4.1	1.9	.8	6.8
Construction and forestry	.1	.3	.3	.7
Financing leases:
Agriculture and turf	14.6	7.8	.5	22.9
Construction and forestry	2.8	.7		3.5
Total Receivables	$237.8	$111.9	$3.1	$352.8

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$185.7	$168.7	$15,831.5	$16,185.9
Construction and forestry	100.5	112.9	3,100.8	3,314.2
Revolving charge accounts:
Agriculture and turf	28.3	6.1	3,727.9	3,762.3
Construction and forestry	4.4	.9	95.4	100.7
Wholesale receivables:
Agriculture and turf	6.8	6.3	6,544.6	6,557.7
Construction and forestry	.7	2.9	2,145.5	2,149.1
Financing leases:
Agriculture and turf	22.9	11.6	569.8	604.3
Construction and forestry	3.5	2.5	141.3	147.3
Total Receivables	$352.8	$311.9	$32,156.8	$32,821.5

	January 27, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$142.7	$56.3	$.6	$199.6
Construction and forestry	95.8	45.3		141.1
Revolving charge accounts:
Agriculture and turf	53.9	17.6		71.5
Construction and forestry	5.6	2.1		7.7
Wholesale receivables:
Agriculture and turf	6.4	.4	.8	7.6
Construction and forestry	.7	.7	2.5	3.9
Financing leases:
Agriculture and turf	7.2	4.5	.7	12.4
Construction and forestry	2.7	3.0		5.7
Total Receivables	$315.0	$129.9	$4.6	$449.5

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$199.6	$185.9	$14,398.8	$14,784.3
Construction and forestry	141.1	98.6	2,736.4	2,976.1
Revolving charge accounts:
Agriculture and turf	71.5	7.4	2,514.1	2,593.0
Construction and forestry	7.7	1.4	83.8	92.9
Wholesale receivables:
Agriculture and turf	7.6	5.1	7,090.8	7,103.5
Construction and forestry	3.9		1,883.0	1,886.9
Financing leases:
Agriculture and turf	12.4	14.3	528.0	554.7
Construction and forestry	5.7	2.9	139.2	147.8
Total Receivables	$449.5	$315.6	$29,374.1	$30,139.2

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	February 2, 2020
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$48.3	$39.3	$7.6	$5.4	$100.6
Provision (credit) for credit losses	13.1	(1.1)	(.2)	.3	12.1
Write-offs	(13.5)	(6.4)	(.8)	(.4)	(21.1)
Recoveries	.6	7.5	.8	.1	9.0
Translation adjustments			2.5		2.5
End of period balance	$48.5	$39.3	$9.9	$5.4	$103.1
Balance individually evaluated *	$2.2		$5.3		$7.5

Receivables:
End of period balance	$19,235.2	$2,673.2	$9,146.3	$668.2	$31,722.9
Balance individually evaluated *	$77.6	$.1	$18.0	$.7	$96.4

	Three Months Ended
	January 27, 2019
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	4.5	(.9)	(3.9)	1.1	.8
Write-offs	(6.8)	(3.9)		(.6)	(11.3)
Recoveries	1.9	4.8	3.6		10.3
Translation adjustments			.2		.2
End of period balance	$51.2	$42.3	$7.9	$5.3	$106.7
Balance individually evaluated *	$.1		$2.8		$2.9

Receivables:
End of period balance	$17,760.4	$2,685.9	$8,990.4	$702.5	$30,139.2
Balance individually evaluated *	$56.4	$1.9	$7.0		$65.3

*    Remainder is collectively evaluated.

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non performing.

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
February 2, 2020 *
Receivables with specific allowance:
Retail notes	$5.9	$5.5	$2.2	$5.9
Wholesale receivables	14.8	14.8	5.3	15.2
Total with specific allowance	20.7	20.3	7.5	21.1

Receivables without specific allowance:
Retail notes	21.5	21.1		22.7
Wholesale receivables	2.8	2.8		2.8
Total without specific allowance	24.3	23.9		25.5
Total	$45.0	$44.2	$7.5	$46.6

Agriculture and turf	$38.4	$37.8	$7.3	$39.8
Construction and forestry	6.6	6.4	.2	6.8
Total	$45.0	$44.2	$7.5	$46.6

November 3, 2019 *
Receivables with specific allowance:
Retail notes	$4.9	$4.6	$1.9	$5.0
Wholesale receivables	5.3	5.3	2.9	5.7
Total with specific allowance	10.2	9.9	4.8	10.7

Receivables without specific allowance:
Retail notes	22.9	22.4		25.0
Wholesale receivables	3.9	3.9		4.1
Total without specific allowance	26.8	26.3		29.1
Total	$37.0	$36.2	$4.8	$39.8

Agriculture and turf	$30.3	$29.7	$4.6	$32.0
Construction and forestry	6.7	6.5	.2	7.8
Total	$37.0	$36.2	$4.8	$39.8

January 27, 2019 *
Receivables with specific allowance:
Retail notes	$.8	$.7	$.1	$.8
Wholesale receivables	5.9	5.9	2.8	5.7
Total with specific allowance	6.7	6.6	2.9	6.5

Receivables without specific allowance:
Retail notes	24.1	23.6		24.1
Wholesale receivables	.1	.1		.4
Total without specific allowance	24.2	23.7		24.5
Total	$30.9	$30.3	$2.9	$31.0

Agriculture and turf	$26.4	$25.9	$2.9	$26.6
Construction and forestry	4.5	4.4		4.4
Total	$30.9	$30.3	$2.9	$31.0

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2020, the Company identified 73 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $2.2 million pre-modification and $2.0 million post-modification. During the first three months of 2019, there were 64 Receivable contracts, primarily retail notes, with aggregate balances of $1.5 million pre-modification and $1.4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At February 2, 2020, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,490.1 million, $2,894.4 million, and $2,136.8 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,442.1 million, $2,847.2 million, and $2,091.8 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $596.6 million, $447.0 million, and $722.8 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities

(securitization borrowings and accrued interest) were $567.3 million, $420.5 million, and $676.0 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,440.5 million, $1,079.2 million, and $1,745.2 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,369.7 million, $1,015.2 million, and $1,632.4 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

February 2
2020
Carrying value of liabilities	$1,369.7
Maximum exposure to loss	1,440.5

The total assets of unconsolidated VIEs related to securitizations were approximately $41.1 billion at February 2, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Retail notes securitized	$4,443.7	$4,349.6	$4,505.9
Allowance for credit losses	(7.9)	(11.2)	(10.1)
Other assets	91.4	82.2	109.0
Total restricted securitized assets	$4,527.2	$4,420.6	$4,604.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Securitization borrowings	$4,373.9	$4,277.0	$4,397.1
Accrued interest on borrowings	5.2	5.9	3.1
Total liabilities related to restricted securitized assets	$4,379.1	$4,282.9	$4,400.2

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At February 2, 2020, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

The Company’s restricted cash held at February 2, 2020, November 3, 2019, January 27, 2019, and October 28, 2018 was $86.5 million, $78.3 million, $87.0 million and $103.4 million, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet and in cash, cash equivalents, and restricted cash on the statement of consolidated cash flows.

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheet. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheet.

Initial lease terms generally range from less than one year to seven years. Leases offered by the Company may include early termination and renewal options. At the end of a lease, the lessee generally has the option to purchase the underlying equipment for a fixed price or return it to the dealer. If the equipment is returned to the dealer, the dealer also has the option to purchase the equipment or return it to the Company for remarketing.

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment.

The Company has elected to combine lease and nonlease components. The nonlease components primarily relate to preventative maintenance and extended warranty agreements financed by the customer. The Company has also elected to report consideration related to sales and value added taxes net of the related tax expense. Property taxes on leased assets are recorded on a gross basis in lease revenues and administrative and operating expenses on the statement of consolidated income. Variable lease revenues primarily relate to separately invoiced property taxes on leased equipment in certain markets and late fees.

Lease revenues earned by the Company were as follows (in millions of dollars):

Three Months Ended
February 2, 2020
Sales-type and direct financing lease revenues	$11.6
Operating lease revenues	258.5
Variable lease revenues	4.8
Total lease revenues	$274.9

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows (in millions of dollars):

	February 2	November 3
	2020	2019
Agriculture and turf	$425.5	$422.7
Construction and forestry	154.5	153.2
Total	580.0	575.9
Guaranteed residual values	113.1	195.1
Unguaranteed residual values	57.1	61.1
Unearned finance income	(82.0)	(80.5)
Financing leases receivable	$668.2	$751.6

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at February 2, 2020 were as follows (in millions of dollars):

February 2
2020
Due in:
Remainder of 2020	$260.1
2021	182.1
2022	129.4
2023	72.2
2024	36.7
Later years	12.6
Total	$693.1

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 were as follows (in millions of dollars):

November 3
2019
Due in:
2020	$225.6
2021	155.2
2022	103.8
2023	58.3
2024	24.2
Later years	8.8
Total	$575.9

Lease payments from equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category was as follows (in millions of dollars):

	February 2	November 3
	2020	2019
Agriculture and turf	$5,145.3	$5,109.4
Construction and forestry	1,784.4	1,778.6
Total	6,929.7	6,888.0
Accumulated depreciation	(1,404.0)	(1,357.5)
Equipment on operating leases - net	$5,525.7	$5,530.5

The total operating lease residual values at February 2, 2020 and November 3, 2019 were $3,892.4 million and $3,876.5 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $60.7 million and $65.7 million at February 2, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at February 2, 2020 were scheduled as follows (in millions of dollars):

February 2
2020
Due in:
Remainder of 2020	$615.0
2021	575.9
2022	303.0
2023	126.2
2024	33.9
Later years	.9
Total	$1,654.9

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows (in millions of dollars):

November 3
2019
Due in:
2020	$738.3
2021	484.4
2022	231.6
2023	92.8
2024	14.1
Later years	.3
Total	$1,561.5

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at February 2, 2020 and November 3, 2019 were $127.4 million and $160.8 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet.

(7)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $4.4 million in the first three months of 2020, compared with $3.6 million for the same period last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Limited Liability Company John Deere Financial	$115.3	$148.3	$127.7
Banco John Deere S.A.	167.2	143.4	71.1
Industrias John Deere Argentina S.A.			22.3
Total Notes Receivable from John Deere	$282.5	$291.7	$221.1

(8)  Commitments and Contingencies

At February 2, 2020, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,665.7 million of medium-term notes outstanding, and a fair value liability of $23.9 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $3,369.9 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at February 2, 2020 was 2.7 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,665.7 million at February 2, 2020. The weighted average interest rate on the debt at February 2, 2020 was 2.3 percent with a maximum remaining maturity of approximately four years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.3 billion at February 2, 2020. The amount of unused commitments to extend credit to customers was $29.4 billion at February 2, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At February 2, 2020, Capital Corporation had $76.0 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At February 2, 2020, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of February 2, 2020.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(9)  Income Taxes

The Company’s unrecognized tax benefits at February 2, 2020 were $27.7 million, compared to $32.5 million at November 3, 2019. The liability at February 2, 2020, November 3, 2019, and January 27, 2019 consisted of approximately $14.6 million, $17.6 million, and $14.5 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	February 2, 2020		November 3, 2019		January 27, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$27,184.0	$27,221.8	$28,382.5	$28,396.6	$25,536.7	$25,408.9
Retail notes securitized – net	4,435.8	4,463.9	4,338.4	4,361.9	4,495.8	4,454.4
Securitization borrowings	4,373.9	4,403.3	4,277.0	4,301.7	4,397.1	4,391.1
Current maturities of long-term borrowings	5,577.6	5,597.5	5,716.6	5,727.9	4,330.7	4,322.4
Long-term borrowings	20,861.9	21,236.0	21,052.4	21,369.9	19,575.0	19,663.9

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Marketable securities
International debt securities	$2.3	$3.2	$4.0
Receivables from John Deere
Derivatives:
Interest rate contracts	408.3	331.4	65.3
Cross-currency interest rate contracts	.4	.5	1.6
Other assets
Derivatives:
Interest rate contracts			.2
Foreign exchange contracts	13.4	1.9	11.1
Total assets *	$424.4	$337.0	$82.2

Other payables to John Deere
Derivatives:
Interest rate contracts	$33.1	$44.4	$225.0
Cross-currency interest rate contracts	3.5	3.0	2.0
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	2.1	9.9	12.3
Total liabilities	$38.7	$57.3	$239.3

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At February 2, 2020, the amortized cost basis and fair value of these available-for-sale debt securities were $5.9 million and $2.3 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended
	February 2	November 3	January 27	February 2	January 27
	2020	2019	2019	2020	2019
Equipment on operating leases – net		$855.4
Other assets		141.9
Total		$997.3

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

(11)  Derivative Instruments

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at February 2, 2020, November 3, 2019, and January 27, 2019 were $2,900.0 million, $3,150.0 million, and $2,800.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at February 2, 2020 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $6.7 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at February 2, 2020, November 3, 2019, and January 27, 2019 were $8,743.0 million, $8,336.9 million, and $8,247.4 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
February 2, 2020	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$(5.2)		$(5.2)	$(5.2)
Long-term borrowings	9,061.3	$372.6	(21.0)	351.6

November 3, 2019
Current maturities of long-term borrowings	$185.4	$.3	$(4.4)	$(4.1)
Long-term borrowings	8,378.1	292.8	(31.6)	261.2

January 27, 2019
Current maturities of long-term borrowings	$191.5	$1.1	$(4.4)	$(3.3)
Long-term borrowings	7,805.2	(176.3)	(41.2)	(217.5)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at February 2, 2020, November 3, 2019, and January 27, 2019 were $2,342.2 million, $2,312.4 million, and $1,888.0 million, the foreign exchange contracts were $1,365.1 million, $691.6 million, and $1,683.5 million, and the cross-currency interest rate contracts were $100.0 million, $91.1 million, and $78.8 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,963.2 million, $1,611.3 million, and $2,292.8 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. Interest rate caps were also purchased with notional amounts of $1,963.2 million, $1,611.3 million, and $2,292.8 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$402.0	$328.8	$44.2

Not designated as hedging instruments:
Interest rate contracts	6.3	2.6	21.1
Cross-currency interest rate contracts	.4	.5	1.6
Total not designated	6.7	3.1	22.7

Other Assets
Not designated as hedging instruments:
Interest rate contracts			.2
Foreign exchange contracts	13.4	1.9	11.1
Total not designated	13.4	1.9	11.3

Total derivative assets	$422.1	$333.8	$78.2

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$16.5	$26.5	$201.3

Not designated as hedging instruments:
Interest rate contracts	16.6	17.9	23.7
Cross-currency interest rate contracts	3.5	3.0	2.0
Total not designated	20.1	20.9	25.7

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	2.1	9.9	12.3

Total derivative liabilities	$38.7	$57.3	$239.3

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended
	February 2	January 27
	2020	2019
Fair Value Hedges
Interest rate contracts - Interest expense	$91.1	$130.4

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(1.6)	(8.6)

Reclassified from OCI
Interest rate contracts - Interest expense	(1.2)	2.1

Not Designated as Hedges
Interest rate contracts - Interest expense *	$2.0	$(3.7)
Foreign exchange contracts - Administrative and operating expenses *	3.7	(23.0)
Total not designated	$5.7	$(26.7)

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended February 2, 2020 and January 27, 2019 were gains of $89.8 million and $126.3 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At February 2, 2020, November 3, 2019, and January 27, 2019, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of February 2, 2020, November 3, 2019, and January 27, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

February 2, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$13.4	$(.9)		$12.5
John Deere	408.7	(31.6)		377.1
Liabilities
External	2.1	(.9)		1.2
John Deere	36.6	(31.6)		5.0

November 3, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$1.9	$(.2)		$1.7
John Deere	331.9	(42.6)		289.3
Liabilities
External	9.9	(.2)		9.7
John Deere	47.4	(42.6)		4.8

January 27, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$11.3	$(3.0)		$8.3
John Deere	66.9	(43.8)		23.1
Liabilities
External	12.3	(3.0)		9.3
John Deere	227.0	(43.8)		183.2

(12)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was not significant for the periods ending February 2, 2020 and January 27, 2019. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $5.1 million for the first three months of 2020, compared with $1.3 million for the same period last year. The increase from the prior year period is primarily due to a $3.3 million curtailment loss related to voluntary employee-separation programs (see Note 13). Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended February 2, 2020.

(13)   Employee-Separation Programs

During the first quarter of 2020, the Company incurred voluntary employee-separation program expenses of $7.7 million, as part of its efforts to create a more efficient organization structure and reduce operating costs. The programs provided for cash payments based on years of service. The expenses were recorded primarily in the period in which the employees irrevocably accepted the separation offer. Included in the total pretax expense noted above was a non-cash charge of $3.3 million resulting from a curtailment in certain OPEB plans (see Note 12). The expenses were recorded in administrative and operating expenses.

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be down about 5 percent for fiscal year 2020. Industry sales in Europe are forecast to be about the same in 2020. In South America, industry sales of tractors and combines are projected to be approximately the same as 2019 levels. Asian sales are forecast to be about the same in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same in 2020. John Deere’s agriculture and turf segment sales decreased 4 percent in the first quarter and are forecast to decrease about 5 to 10 percent for fiscal year 2020. Construction industry sales in North America for 2020 are expected to decline 5 to 10 percent. In forestry, global industry sales are expected to be about 5 to 10 percent lower. John Deere’s construction and forestry segment sales decreased 10 percent in the first quarter, and are forecast to decrease about 10 to 15 percent in 2020 reflecting slowing construction activity as well as efforts to bring down field inventory levels.

John Deere’s results reflect early signs of stabilization in the U.S. farm sector. John Deere is encouraged by the broad use of precision technologies and believes it is well positioned to strengthen its leadership position in this area. For the quarter, construction sector activity slowed leading to lower sales and profit for the construction and forestry division. Actions to reduce factory production and lower inventories in response to construction equipment market conditions also negatively affected results. Additionally, the quarter included costs of a voluntary employee-separation program, which is intended to improve John Deere’s flexibility. John Deere is also proceeding with a series of measures to create a more focused organizational structure. These steps are leading to improved efficiencies and helping John Deere focus its resources and investments on areas that have the most impact on performance.

Net income attributable to the Company in fiscal year 2020 is projected to be approximately $450 million, compared to $419 million in fiscal year 2019. Results are expected to benefit from lower losses on lease residual values and income earned from a higher average portfolio, partially offset by a higher provision for credit losses, unfavorable financing spreads, and prior year favorable discrete adjustments to the provision for income taxes.

Items of concern include trade agreements, the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, Eurozone and Argentine issues, capital market disruptions, changes in demand and pricing for used equipment, potential effects of epidemics, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

2020 Compared with 2019

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended
	February 2	January 27
	2020	2019
Total revenues	$718.6	$660.8
Net income attributable to the Company	99.2	121.7

Total revenues generally increased due to a higher average portfolio and higher average financing rates. Net income for the first quarter was lower than the same period in 2019 related to an increased provision for credit losses, higher losses on lease residual values, prior year favorable discrete adjustments to the provision for income taxes, and greater administrative and operating expenses, partially offset by income earned on a higher average portfolio.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	February 2	January 27%
	2020	2019	Change
Finance income earned from:
Retail notes	$234.8	$208.9	12
Revolving charge accounts	80.7	72.1	12
Wholesale receivables	110.3	116.3	(5)
Lease revenues	274.9	239.5	15

Finance income earned on retail notes and lease revenues increased primarily due to higher average portfolio balances and higher average financing rates. The increase in finance income earned on revolving charge accounts was primarily due to higher average financing rates. Finance income earned on wholesale receivables was lower primarily due to lower average financing rates.

Revenues earned from John Deere totaled $168.9 million in the first three months of 2020, compared with $164.7 million for the same period last year. The increase was primarily due to increased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended
	February 2	January 27%
	2020	2019	Change
Interest expense	$219.8	$226.5	(3)
Administrative and operating expenses	123.5	98.2	26
Depreciation of equipment on operating leases	213.5	175.4	22
Provision for credit losses	12.1	.8
Provision for income taxes	26.1	23.9	9

The decrease in interest expense for the first three months of 2020 was primarily due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses increased primarily due to higher losses on lease residual values and voluntary employee-separation costs incurred in the first quarter of 2020.

The depreciation of equipment on operating leases for the first three months of 2020 increased primarily due to updated depreciation estimates and higher average balances of equipment on operating leases.

The provision for credit losses for the first three months of 2020 increased primarily due to higher net write-offs of retail notes. The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .15 percent in the first three months of 2020, compared with .01 percent for the same period last year. See the Company's most recently filed annual report on Form 10-K for further information regarding the Company's allowance for credit losses policies.

The higher provision for income taxes in the first three months of 2020 was primarily related to favorable discrete adjustments to the provision for income taxes in the prior year period.

Ratio of Earnings to Fixed Charges

The Company’s ratio of earnings to fixed charges was 1.56 to 1 for the first three months of 2020, compared with 1.63 to 1 for the first three months of 2019. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	February 2	January 27	$	%
	2020	2019	Change	Change
Retail notes:
Agriculture and turf	$1,656.3	$1,497.5	$158.8	11
Construction and forestry	511.3	425.0	86.3	20
Total retail notes	2,167.6	1,922.5	245.1	13
Revolving charge accounts	1,915.5	1,975.0	(59.5)	(3)
Financing leases	69.8	65.5	4.3	7
Equipment on operating leases	529.5	343.2	186.3	54
Total Receivables and Leases (excluding wholesale)	$4,682.4	$4,306.2	$376.2	9

The increase in retail note volumes during the first quarter of 2020 was primarily due to higher retail sales of John Deere equipment. Equipment on operating lease volumes were higher primarily due to increased leases of John Deere used agriculture equipment.

Total Receivables and Leases owned were as follows (in millions of dollars):

	February 2	November 3	January 27
	2020	2019	2019
Retail notes:
Agriculture and turf	$15,832.1	$16,185.9	$14,784.3
Construction and forestry	3,403.1	3,314.2	2,976.1
Total retail notes	19,235.2	19,500.1	17,760.4
Revolving charge accounts	2,673.2	3,863.0	2,685.9
Wholesale receivables	9,146.3	8,706.8	8,990.4
Financing leases	668.2	751.6	702.5
Equipment on operating leases	5,525.7	5,530.5	4,942.0
Total Receivables and Leases	$37,248.6	$38,352.0	$35,081.2

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	February 2		November 3		January 27
	2020		2019		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$406.6	1.28	$352.8	1.07	$449.5	1.49
Non-performing Receivables	331.7	1.05	311.9	.95	315.6	1.05
Allowance for credit losses	103.1	.33	100.6	.31	106.7	.35

Receivables 30 days or more past due continue to accrue finance income. The Company ceases to accrue finance income once Receivables are considered non-performing. An allowance for credit losses is recorded for the estimated uncollectible amount. The allowance for credit losses is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio.

Deposits withheld from dealers and merchants amounted to $128.5 million at February 2, 2020, compared with $137.5 million at November 3, 2019 and $146.9 million at January 27, 2019. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	February 2, 2020		January 27, 2019
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(1.3)	(.03)	$(2.0)	(.05)
Construction and forestry	(12.2)	(1.47)	(4.8)	(.65)
Total retail notes	(13.5)	(.28)	(6.8)	(.15)
Revolving charge accounts	(6.4)	(.83)	(3.9)	(.50)
Wholesale receivables	(.8)	(.04)
Financing leases	(.4)	(.23)	(.6)	(.33)
Total write-offs	(21.1)	(.26)	(11.3)	(.15)
Recoveries:
Retail notes:
Agriculture and turf	.3	.01	1.6	.04
Construction and forestry	.3	.04	.3	.04
Total retail notes	.6	.01	1.9	.04
Revolving charge accounts	7.5	.97	4.8	.61
Wholesale receivables	.8	.04	3.6	.18
Financing leases	.1	.06
Total recoveries	9.0	.11	10.3	.14
Total net write-offs	$(12.1)	(.15)	$(1.0)	(.01)

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including Coronavirus) and responses to epidemics such as government-imposed travel restrictions and extended shut down of businesses.

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

The withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) uncertainty regarding any new or modified trade arrangements between the United Kingdom and the European Union and/or other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.

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

During the first three months of 2020, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $342.0 million in the first three months of 2020. Net cash provided by investing activities totaled $775.3 million in the first three months of 2020, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $1,441.9 million, partially offset by an increase in net wholesale receivables of $452.0 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $210.8 million. Net cash used for financing activities totaled $1,097.9 million in the first three months of 2020, resulting primarily from a net decrease in total external borrowings of $520.0 million, a net decrease in payables to John Deere of $445.4 million, and dividends paid of

$125.0 million. Cash, cash equivalents, and restricted cash increased $18.2 million during the first three months of 2020.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at February 2, 2020, November 3, 2019, and January 27, 2019 was $1,131.4 million, $1,345.5 million, and $2,364.3 million, respectively, while the total cash, cash equivalents, and marketable securities position was $644.9 million, $635.8 million, and $863.2 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was approximately $152.6 million, $134.7 million, and $116.6 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2019, the agreement was renewed with a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At February 2, 2020, $1,935.0 million of short-term securitization borrowings was outstanding under the agreement.

During the first three months of 2020, the Company issued $1,105.0 million and retired $1,501.3 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2020, the Company also issued $759.6 million and retired $663.7 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,552.2 million. At February 2, 2020, the Company’s funding profile included $1,241.7 million of commercial paper and other notes payable, $4,373.9 million of securitization borrowings, $1,395.5 million of loans from John Deere, $26,439.5 million of unsecured term debt, and $4,097.3 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $33,450.6 million at February 2, 2020, compared with $34,362.2 million at November 3, 2019 and $30,954.0 million at January 27, 2019. Total short-term indebtedness amounted to $12,588.7 million at February 2, 2020, compared with $13,309.8 million at November 3, 2019 and $11,379.0 million at January 27, 2019. Total long-term indebtedness amounted to $20,861.9 million at February 2, 2020, compared with $21,052.4 million at November 3, 2019 and $19,575.0 million at January 27, 2019. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.2 to 1 at February 2, 2020, compared with 8.3 to 1 at November 3, 2019 and 7.8 to 1 at January 27, 2019.

Stockholder’s equity was $4,097.3 million at February 2, 2020, compared with $4,128.4 million at November 3, 2019 and $3,984.2 million at January 27, 2019. The decrease in the first three months of 2020 was primarily due to dividends paid of $125.0 million, partially offset by net income attributable to the Company of $99.2 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $7,910.3 million at February 2, 2020, $5,692.3 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at February 2, 2020 was a 364-day credit facility agreement of $2,800.0 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in April 2023, and $2,500.0 million, expiring in April 2024. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $125.0 million and $200.0 million in the first three months of 2020 and 2019, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On February 27, 2020, Capital Corporation declared a $100.0 million dividend to be paid to JDFS on March 16, 2020. JDFS, in turn, declared a $100.0 million dividend to Deere & Company, also payable on March 16, 2020.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of February 2, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.1

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between Deere & Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities & Exchange Commission File No. 1-4121*)

10.2

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities & Exchange Commission File No. 1-4121*)

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 27, 2020	By:	/s/ Ryan D. Campbell
Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer