Form 10-Q
period 2020-05-03
DEERE JOHN CAPITAL CORP
filed 2020-05-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

Yes ☐No ☒

At May 3, 2020, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Revenues
Finance income earned on retail notes	$231.7	$214.6	$466.5	$423.5
Revolving charge account income	74.2	76.6	154.9	148.7
Finance income earned on wholesale receivables	110.4	142.7	220.7	259.0
Lease revenues	272.6	245.4	547.5	484.9
Other income	11.2	23.7	29.1	47.7
Total revenues	700.1	703.0	1,418.7	1,363.8
Expenses
Interest expense	216.6	252.0	436.4	478.5
Operating expenses:
Administrative and operating expenses	142.4	112.5	265.9	210.7
Fees paid to John Deere	23.3	12.0	48.2	26.8
Provision for credit losses	72.7	26.1	84.8	26.9
Depreciation of equipment on operating leases	214.3	180.9	427.8	356.3
Total operating expenses	452.7	331.5	826.7	620.7
Total expenses	669.3	583.5	1,263.1	1,099.2
Income of consolidated group before income taxes	30.8	119.5	155.6	264.6
Provision for income taxes	5.4	35.7	31.5	59.6
Income of consolidated group	25.4	83.8	124.1	205.0
Equity in income of unconsolidated affiliate	.4	.4	1.1	1.0
Net income	25.8	84.2	125.2	206.0
Less: Net income (loss) attributable to noncontrolling interests	(.1)	(.1)	.1
Net income attributable to the Company	$25.9	$84.3	$125.1	$206.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019

Net income	$25.8	$84.2	$125.2	$206.0

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(17.0)	(7.2)	(21.8)	(6.4)
Unrealized loss on derivatives	(8.7)	(6.7)	(9.0)	(15.1)
Unrealized loss on debt securities	(.2)		(.6)
Other comprehensive income (loss), net of income taxes	(25.9)	(13.9)	(31.4)	(21.5)

Comprehensive income (loss) of consolidated group	(.1)	70.3	93.8	184.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	(.1)	(.1)	.1
Comprehensive income attributable to the Company		$70.4	$93.7	$184.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	May 3	November 3	April 28
	2020	2019	2019
Assets
Cash and cash equivalents	$1,266.3	$632.6	$525.7
Marketable securities	1.7	3.2	4.0
Receivables:
Retail notes	14,874.5	15,150.5	13,248.6
Retail notes securitized	4,664.1	4,349.6	4,766.4
Revolving charge accounts	3,388.7	3,863.0	3,235.9
Wholesale receivables	9,343.4	8,706.8	10,809.7
Financing leases	670.6	751.6	627.0
Total receivables	32,941.3	32,821.5	32,687.6
Allowance for credit losses	(139.8)	(100.6)	(110.4)
Total receivables – net	32,801.5	32,720.9	32,577.2
Other receivables	101.7	75.1	106.1
Receivables from John Deere	759.8	331.9	113.5
Equipment on operating leases – net	5,421.6	5,530.5	5,169.5
Notes receivable from John Deere	294.6	291.7	224.0
Investment in unconsolidated affiliate	17.1	16.4	15.6
Deferred income taxes	33.8	33.2	36.5
Other assets	423.5	454.4	563.0
Total Assets	$41,121.6	$40,089.9	$39,335.1

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$2,181.4	$1,460.9	$3,484.1
Securitization borrowings	4,603.5	4,277.0	4,643.9
John Deere	2,550.4	1,855.3	1,062.0
Current maturities of long-term borrowings	5,447.1	5,716.6	4,629.7
Total short-term borrowings	14,782.4	13,309.8	13,819.7
Other payables to John Deere	46.8	47.4	144.6
Accounts payable and accrued expenses	877.9	886.7	839.2
Deposits withheld from dealers and merchants	109.0	137.5	138.2
Deferred income taxes	452.9	527.7	662.9
Long-term borrowings	20,855.4	21,052.4	19,705.9
Total liabilities	37,124.4	35,961.5	35,310.5
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,641.7	2,741.6	2,628.4
Accumulated other comprehensive loss	(128.8)	(97.4)	(87.4)
Total Company stockholder’s equity	3,995.7	4,127.0	4,023.8
Noncontrolling interests	1.5	1.4	.8
Total stockholder’s equity	3,997.2	4,128.4	4,024.6
Total Liabilities and Stockholder’s Equity	$41,121.6	$40,089.9	$39,335.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Six Months Ended May 3, 2020 and April 28, 2019

(Unaudited)

(in millions)

	2020	2019
Cash Flows from Operating Activities:
Net income	$125.2	$206.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	84.8	26.9
Provision for depreciation and amortization	435.8	367.7
Credit for deferred income taxes	(72.0)	(157.0)
Impairment charges	30.8
Undistributed earnings of unconsolidated affiliate	(.9)	(.8)
Change in accounts payable and accrued expenses	4.0	3.2
Change in accrued income taxes payable/receivable	(7.7)	440.0
Other	148.5	133.7
Net cash provided by operating activities	748.5	1,019.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(9,012.6)	(8,360.2)
Collections of receivables (excluding wholesale)	9,398.8	8,991.2
Increase in wholesale receivables – net	(713.3)	(2,863.7)
Cost of equipment on operating leases acquired	(1,004.9)	(1,062.3)
Proceeds from sales of equipment on operating leases	669.5	627.0
Cost of notes receivable acquired from John Deere	(61.9)	(56.6)
Collections of notes receivable from John Deere	38.2	31.4
Purchases of marketable securities		(4.0)
Other	(34.5)	(39.2)
Net cash used for investing activities	(720.7)	(2,736.4)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net	720.2	1,364.1
Increase in securitization borrowings – net	326.9	762.8
Increase (decrease) in payable to John Deere – net	724.1	(302.4)
Proceeds from issuance of long-term borrowings	2,129.9	3,051.0
Payments of long-term borrowings	(3,033.1)	(3,002.8)
Dividends paid	(225.0)	(230.0)
Capital investment from John Deere		.1
Debt issuance costs	(18.2)	(16.2)
Net cash provided by financing activities	624.8	1,626.6

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.3)	(4.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	647.3	(94.6)
Cash, cash equivalents, and restricted cash at beginning of period *	710.9	711.8
Cash, cash equivalents, and restricted cash at end of period *	$1,358.2	$617.2

* At May 3, 2020, November 3, 2019, April 28, 2019, and October 28, 2018, restricted cash, which is reported in other assets on the consolidated balance sheet, was $91.9 million, $78.3 million, $91.5 million and $103.4 million, respectively. The restricted cash primarily relates to the securitization of receivables (See Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended May 3, 2020 and April 28, 2019

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended April 28, 2019
Balance January 27, 2019	$3,984.2	$1,482.8	$2,574.1	$(73.5)	$.8
Net income (loss)	84.2		84.3		(.1)
Other comprehensive loss	(13.9)			(13.9)
Dividends declared	(30.0)		(30.0)
Capital investment	.1				.1
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8

Six Months Ended April 28, 2019
Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	206.0		206.0
Other comprehensive loss	(21.5)			(21.5)
Dividends declared	(230.0)		(230.0)
Capital investment	.1				.1
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8

Three Months Ended May 3, 2020
Balance February 2, 2020	$4,097.3	$1,482.8	$2,715.8	$(102.9)	$1.6
Net income (loss)	25.8		25.9		(.1)
Other comprehensive loss	(25.9)			(25.9)
Dividends declared	(100.0)		(100.0)
Balance May 3, 2020	$3,997.2	$1,482.8	$2,641.7	$(128.8)	$1.5

Six Months Ended May 3, 2020
Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4
Net income	125.2		125.1		.1
Other comprehensive loss	(31.4)			(31.4)
Dividends declared	(225.0)		(225.0)
Balance May 3, 2020	$3,997.2	$1,482.8	$2,641.7	$(128.8)	$1.5

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The identification and rapid spread of COVID-19 (COVID) has resulted in governments and other authorities implementing numerous measures designed to contain the virus. These and other actions have resulted in uncertainties in the Company’s business, which may result in actual results differing from those estimates. Examples of estimates used in the financial statements affected by this uncertainty include incurred credit losses, operating lease residual values and return rates, the forecasted annual effective income tax rate, and fair value measurements.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2020 and 2019 were May 3, 2020 and April 28, 2019, respectively. Both periods contained 13 weeks.

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform. Regulators in several countries are requiring initiatives to identify alternative reference rates to the London Interbank Offered Rates and other interbank rates. This regulatory requirement will likely result in contract revisions that will transition to alternative reference rates. This ASU provides optional, temporary guidance, simplifications, and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions resulting from the transition. The guidance in this ASU is elective and effective beginning in the second quarter of 2020 through December 31, 2022. The Company is evaluating the contracts that could be affected by an alternative reference rate and assessing the potential effects of the ASU on the consolidated financial statements.

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

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Unrealized	Accumulated
	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Translation	on	on	Comprehensive
	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(80.7)	$14.8		$(65.9)
Other comprehensive income (loss) items before reclassification	(6.4)	(11.5)		(17.9)
Amounts reclassified from accumulated other comprehensive income		(3.6)		(3.6)
Net current period other comprehensive income (loss)	(6.4)	(15.1)		(21.5)
Balance April 28, 2019	$(87.1)	$(.3)		$(87.4)

Balance November 3, 2019	$(88.4)	$(7.0)	$(2.0)	$(97.4)
Other comprehensive income (loss) items before reclassification	(21.8)	(13.0)	(.6)	(35.4)
Amounts reclassified from accumulated other comprehensive income		4.0		4.0
Net current period other comprehensive income (loss)	(21.8)	(9.0)	(.6)	(31.4)
Balance May 3, 2020	$(110.2)	$(16.0)	$(2.6)	$(128.8)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 3, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(17.0)		$(17.0)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14.9)	$3.1	(11.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.9	(.8)	3.1
Net unrealized gain (loss) on derivatives	(11.0)	2.3	(8.7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.6)	.4	(.2)
Total other comprehensive income (loss)	$(28.6)	$2.7	$(25.9)

Six Months Ended May 3, 2020
Cumulative translation adjustment	$(21.8)		$(21.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(16.5)	$3.5	(13.0)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.1	(1.1)	4.0
Net unrealized gain (loss) on derivatives	(11.4)	2.4	(9.0)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(1.5)	.9	(.6)
Total other comprehensive income (loss)	$(34.7)	$3.3	$(31.4)

Three Months Ended April 28, 2019
Cumulative translation adjustment	$(7.2)		$(7.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6.0)	$1.3	(4.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.5)	.5	(2.0)
Net unrealized gain (loss) on derivatives	(8.5)	1.8	(6.7)
Total other comprehensive income (loss)	$(15.7)	$1.8	$(13.9)

Six Months Ended April 28, 2019
Cumulative translation adjustment	$(6.4)		$(6.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14.6)	$3.1	(11.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(4.6)	1.0	(3.6)
Net unrealized gain (loss) on derivatives	(19.2)	4.1	(15.1)
Total other comprehensive income (loss)	$(25.6)	$4.1	$(21.5)

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

Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Generally, when retail notes and finance lease accounts are 120 days delinquent, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale account becomes 60 days delinquent, the Company determines whether the collateral should be repossessed or the account designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses.

Due to the significant, negative effects of COVID, the Company provided short-term relief to dealers and retail customers during the second quarter of 2020. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail receivable customers, which include retail notes, financing leases, and revolving charge accounts, the relief generally included payment deferrals of three months or less. The retail receivables granted relief, which were primarily construction accounts, represented approximately 4 percent of the retail receivables balance at May 3, 2020. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets. The wholesale receivables granted relief, which primarily related to agriculture and turf dealers, represented approximately 5 percent of the wholesale receivables balance at May 3, 2020.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	May 3, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$151.2	$75.3	$2.6	$229.1
Construction and forestry	97.7	44.3		142.0
Revolving charge accounts:
Agriculture and turf	30.7	11.9		42.6
Construction and forestry	4.0	1.2		5.2
Wholesale receivables:
Agriculture and turf	8.1	.9	2.6	11.6
Construction and forestry	1.5	1.6	1.0	4.1
Financing leases:
Agriculture and turf	19.0	6.8	.7	26.5
Construction and forestry	2.0	1.5		3.5
Total Receivables	$314.2	$143.5	$6.9	$464.6

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$229.1	$204.4	$15,692.0	$16,125.5
Construction and forestry	142.0	121.0	3,150.1	3,413.1
Revolving charge accounts:
Agriculture and turf	42.6	41.4	3,215.9	3,299.9
Construction and forestry	5.2	1.1	82.5	88.8
Wholesale receivables:
Agriculture and turf	11.6	3.4	7,557.5	7,572.5
Construction and forestry	4.1	2.0	1,764.8	1,770.9
Financing leases:
Agriculture and turf	26.5	12.1	487.5	526.1
Construction and forestry	3.5	4.6	136.4	144.5
Total Receivables	$464.6	$390.0	$32,086.7	$32,941.3

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$120.0	$64.2	$1.5	$185.7
Construction and forestry	73.9	26.6		100.5
Revolving charge accounts:
Agriculture and turf	19.1	9.2		28.3
Construction and forestry	3.2	1.2		4.4
Wholesale receivables:
Agriculture and turf	4.1	1.9	.8	6.8
Construction and forestry	.1	.3	.3	.7
Financing leases:
Agriculture and turf	14.6	7.8	.5	22.9
Construction and forestry	2.8	.7		3.5
Total Receivables	$237.8	$111.9	$3.1	$352.8

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$185.7	$168.7	$15,831.5	$16,185.9
Construction and forestry	100.5	112.9	3,100.8	3,314.2
Revolving charge accounts:
Agriculture and turf	28.3	6.1	3,727.9	3,762.3
Construction and forestry	4.4	.9	95.4	100.7
Wholesale receivables:
Agriculture and turf	6.8	6.3	6,544.6	6,557.7
Construction and forestry	.7	2.9	2,145.5	2,149.1
Financing leases:
Agriculture and turf	22.9	11.6	569.8	604.3
Construction and forestry	3.5	2.5	141.3	147.3
Total Receivables	$352.8	$311.9	$32,156.8	$32,821.5

	April 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$116.7	$66.8	$.7	$184.2
Construction and forestry	86.7	39.8		126.5
Revolving charge accounts:
Agriculture and turf	23.6	11.8		35.4
Construction and forestry	3.7	1.3		5.0
Wholesale receivables:
Agriculture and turf	5.1	2.1	.8	8.0
Construction and forestry	.4			.4
Financing leases:
Agriculture and turf	4.4	1.7	.1	6.2
Construction and forestry	2.6	.7		3.3
Total Receivables	$243.2	$124.2	$1.6	$369.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$184.2	$197.7	$14,621.5	$15,003.4
Construction and forestry	126.5	110.7	2,774.4	3,011.6
Revolving charge accounts:
Agriculture and turf	35.4	47.1	3,059.2	3,141.7
Construction and forestry	5.0	1.0	88.2	94.2
Wholesale receivables:
Agriculture and turf	8.0	6.2	8,606.6	8,620.8
Construction and forestry	.4	4.5	2,184.0	2,188.9
Financing leases:
Agriculture and turf	6.2	11.6	462.9	480.7
Construction and forestry	3.3	2.9	140.1	146.3
Total Receivables	$369.0	$381.7	$31,936.9	$32,687.6

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	May 3, 2020
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$48.5	$39.3	$9.9	$5.4	$103.1
Provision (credit) for credit losses	53.5	19.2	(.3)	.3	72.7
Write-offs	(19.8)	(22.4)		(.4)	(42.6)
Recoveries	1.3	6.2	.1	.1	7.7
Translation adjustments	(.2)		(.6)	(.3)	(1.1)
End of period balance	$83.3	$42.3	$9.1	$5.1	$139.8

	Six Months Ended
	May 3, 2020
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$48.3	$39.3	$7.6	$5.4	$100.6
Provision (credit) for credit losses	66.6	18.1	(.5)	.6	84.8
Write-offs	(33.3)	(28.8)	(.8)	(.8)	(63.7)
Recoveries	1.9	13.7	.9	.2	16.7
Translation adjustments	(.2)		1.9	(.3)	1.4
End of period balance	$83.3	$42.3	$9.1	$5.1	$139.8
Balance individually evaluated *	$2.5		$4.7		$7.2

Receivables:
End of period balance	$19,538.6	$3,388.7	$9,343.4	$670.6	$32,941.3
Balance individually evaluated *	$94.5	$.1	$17.6	$1.0	$113.2

*    Remainder is collectively evaluated.

The negative economic effects related to COVID and other macroeconomic issues have significantly affected certain retail borrowers, particularly of construction equipment. As a result, the allowance for credit losses increased $36.7 million in the second quarter of 2020, reflecting higher estimated credit losses inherent in the Receivable portfolio.

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
May 3, 2020 *
Receivables with specific allowance:
Retail notes	$4.1	$4.0	$2.5	$4.2
Wholesale receivables	15.5	15.5	4.7	15.9
Total with specific allowance	19.6	19.5	7.2	20.1

Receivables without specific allowance:
Retail notes	24.4	23.9		25.5
Wholesale receivables	2.0	2.0		2.2
Total without specific allowance	26.4	25.9		27.7
Total	$46.0	$45.4	$7.2	$47.8

Agriculture and turf	$41.0	$40.4	$7.2	$42.5
Construction and forestry	5.0	5.0		5.3
Total	$46.0	$45.4	$7.2	$47.8

November 3, 2019 *
Receivables with specific allowance:
Retail notes	$4.9	$4.6	$1.9	$5.0
Wholesale receivables	5.3	5.3	2.9	5.7
Total with specific allowance	10.2	9.9	4.8	10.7

Receivables without specific allowance:
Retail notes	22.9	22.4		25.0
Wholesale receivables	3.9	3.9		4.1
Total without specific allowance	26.8	26.3		29.1
Total	$37.0	$36.2	$4.8	$39.8

Agriculture and turf	$30.3	$29.7	$4.6	$32.0
Construction and forestry	6.7	6.5	.2	7.8
Total	$37.0	$36.2	$4.8	$39.8

April 28, 2019 *
Receivables with specific allowance:
Retail notes	$4.8	$4.6	$1.8	$4.9
Wholesale receivables	5.9	5.9	2.9	5.8
Financing leases	.7	.6	.7	.7
Total with specific allowance	11.4	11.1	5.4	11.4

Receivables without specific allowance:
Retail notes	25.3	24.8		26.5
Wholesale receivables	1.3	1.3		.5
Total without specific allowance	26.6	26.1		27.0
Total	$38.0	$37.2	$5.4	$38.4

Agriculture and turf	$32.7	$32.1	$5.1	$33.1
Construction and forestry	5.3	5.1	.3	5.3
Total	$38.0	$37.2	$5.4	$38.4

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2020, the Company identified 192 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $7.3 million pre-modification and $7.1 million post-modification. The short-term relief related to COVID mentioned earlier did not meet the definition of a troubled debt restructuring. During the first six months of 2019, there were 135 Receivable contracts, primarily retail notes, with aggregate balances of $4.3 million pre-modification and $4.0 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 3, 2020, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,017.3 million, $2,894.4 million, and $2,770.9 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,976.9 million, $2,847.2 million, and $2,693.4 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $505.3 million, $447.0 million, and

$611.7 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) were $477.8 million, $420.5 million, and $572.4 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,220.4 million, $1,079.2 million, and $1,477.2 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,153.9 million, $1,015.2 million, and $1,382.0 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

May 3
2020
Carrying value of liabilities	$1,153.9
Maximum exposure to loss	1,220.4

The total assets of unconsolidated VIEs related to securitizations were approximately $37.1 billion at May 3, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Retail notes securitized	$4,664.1	$4,349.6	$4,766.4
Allowance for credit losses	(16.4)	(11.2)	(11.7)
Other assets	95.3	82.2	105.1
Total restricted securitized assets	$4,743.0	$4,420.6	$4,859.8

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Securitization borrowings	$4,603.5	$4,277.0	$4,643.9
Accrued interest on borrowings	5.1	5.9	3.9
Total liabilities related to restricted securitized assets	$4,608.6	$4,282.9	$4,647.8

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At May 3, 2020, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

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

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment. During the second quarter of 2020, the Company recorded impairment losses on operating leases of $21.0 million due to higher expected return rates and lower estimated values of used construction equipment. Operating lease impairments are recorded in administrative and operating expenses on the statement of consolidated income.

The Company has elected to combine lease and nonlease components. The nonlease components primarily relate to preventative maintenance and extended warranty agreements financed by the customer. The Company has also elected to report consideration related to sales and value-added taxes net of the related tax expense. Property taxes on leased assets are recorded on a gross basis in lease revenues and administrative and operating expenses on the statement of consolidated income. Variable lease revenues primarily relate to separately invoiced property taxes on leased equipment in certain markets, and late fees.

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during the second quarter of 2020. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief, which primarily related to construction accounts, represented approximately 2 percent of the Company’s operating lease portfolio at May 3, 2020. See Note 4 for information related to short-term relief on financing leases.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended	Six Months Ended
	May 3, 2020	May 3, 2020
Sales-type and direct financing lease revenues	$10.7	$22.3
Operating lease revenues	256.8	515.3
Variable lease revenues	5.1	9.9
Total lease revenues	$272.6	$547.5

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows (in millions of dollars):

	May 3	November 3
	2020	2019
Agriculture and turf	$405.6	$422.7
Construction and forestry	149.9	153.2
Total	555.5	575.9
Guaranteed residual values	138.1	195.1
Unguaranteed residual values	53.5	61.1
Unearned finance income	(76.5)	(80.5)
Financing leases receivable	$670.6	$751.6

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at May 3, 2020 were as follows (in millions of dollars):

May 3
2020
Due in:
Remainder of 2020	$172.8
2021	226.4
2022	142.1
2023	84.2
2024	46.6
2025	16.1
Later years	5.4
Total	$693.6

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

The cost of equipment on operating leases by product category was as follows (in millions of dollars):

	May 3	November 3
	2020	2019
Agriculture and turf	$5,112.6	$5,109.4
Construction and forestry	1,742.9	1,778.6
Total	6,855.5	6,888.0
Accumulated depreciation	(1,433.9)	(1,357.5)
Equipment on operating leases - net	$5,421.6	$5,530.5

The total operating lease residual values at May 3, 2020 and November 3, 2019 were $3,859.9 million and $3,876.5 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $76.5 million and $65.7 million at May 3, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at May 3, 2020 were scheduled as follows (in millions of dollars):

May 3
2020
Due in:
Remainder of 2020	$403.0
2021	636.6
2022	357.9
2023	153.0
2024	50.4
2025	2.7
Later years	.2
Total	$1,603.8

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows (in millions of dollars):

November 3
2019
Due in:
2020	$738.3
2021	484.4
2022	231.6
2023	92.8
2024	14.1
Later years	.3
Total	$1,561.5

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at May 3, 2020 and November 3, 2019 were $100.7 million and $160.8 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet. During the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $9.8 million due to lower estimated values of used construction equipment. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

(7)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $3.6 million for the second quarter and $8.0 million in the first six months of 2020, compared with $4.0 million and $7.6 million for the same periods last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Limited Liability Company John Deere Financial	$102.6	$148.3	$128.4
Banco John Deere S.A.	192.0	143.4	95.6
Total Notes Receivable from John Deere	$294.6	$291.7	$224.0

(8)  Commitments and Contingencies

At May 3, 2020, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,578.1 million of medium-term notes outstanding, and a fair value liability of $67.0 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,837.7 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at May 3, 2020 was 2.6 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,578.1 million at May 3, 2020. The weighted average interest rate on the debt at May 3, 2020 was 2.3 percent with a maximum remaining maturity of approximately three years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $7.7 billion at May 3, 2020. The amount of unused commitments to extend credit to customers was $29.0 billion at May 3, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At May 3, 2020, Capital Corporation had $222.1 million in unused loan commitments denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At May 3, 2020, the Company had restricted other assets associated with borrowings related to securitizations (See Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of May 3, 2020.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(9)  Income Taxes

The Company’s unrecognized tax benefits at May 3, 2020 were $28.1 million, compared to $32.5 million at November 3, 2019. The liability at May 3, 2020, November 3, 2019, and April 28, 2019 consisted of approximately $14.1 million, $17.6 million, and $15.4 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	May 3, 2020		November 3, 2019		April 28, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$28,153.8	$28,328.5	$28,382.5	$28,396.6	$27,822.5	$27,765.7
Retail notes securitized – net	4,647.7	4,722.2	4,338.4	4,361.9	4,754.7	4,726.6
Securitization borrowings	4,603.5	4,632.2	4,277.0	4,301.7	4,643.9	4,652.5
Current maturities of long-term borrowings	5,447.1	5,473.6	5,716.6	5,727.9	4,629.7	4,619.4
Long-term borrowings	20,855.4	20,996.0	21,052.4	21,369.9	19,705.9	19,924.3

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Marketable securities
International debt securities	$1.7	$3.2	$4.0
Receivables from John Deere
Derivatives:
Interest rate contracts	742.9	331.4	112.4
Cross-currency interest rate contracts	16.9	.5	1.1
Other assets
Derivatives:
Interest rate contracts			.1
Foreign exchange contracts	7.9	1.9	36.6
Total assets *	$769.4	$337.0	$154.2

Other payables to John Deere
Derivatives:
Interest rate contracts	$46.8	$44.4	$142.4
Cross-currency interest rate contracts		3.0	2.2
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	20.8	9.9	4.5
Total liabilities	$67.6	$57.3	$149.1

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At May 3, 2020, the amortized cost basis and fair value of these available-for-sale debt securities were $5.9 million and $1.7 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	May 3	November 3	April 28	May 3	April 28	May 3	April 28
	2020	2019	2019	2020	2019	2020	2019
Equipment on operating leases – net	$340.3	$855.4		$21.0		$21.0
Other assets	56.5	141.9		9.8		9.8
Total	$396.8	$997.3		$30.8		$30.8

*    See Receivables with specific allowances in Note 4 that were not significant. See Note 6 for impairments on lease residual values.

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

Equipment on operating leases - net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus estimates of return rates and equipment sale price at lease maturity. Inputs include historic return rates and realized sales values.

Other assets – The impairments are measured at the fair value of the matured operating lease inventory. The valuations were based on a market approach. The inputs include sales of comparable assets.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 3, 2020, November 3, 2019, and April 28, 2019 were $2,450.0 million, $3,150.0 million, and $2,800.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at May 3, 2020 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $14.7 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at May 3, 2020, November 3, 2019, and April 28, 2019 were $8,337.8 million, $8,336.9 million, and $9,093.2 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
May 3, 2020	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$(1.7)		$(1.7)	$(1.7)
Long-term borrowings	9,047.8	$706.7	35.6	742.3

November 3, 2019
Current maturities of long-term borrowings	$185.4	$.3	$(4.4)	$(4.1)
Long-term borrowings	8,378.1	292.8	(31.6)	261.2

April 28, 2019
Current maturities of long-term borrowings	$189.6	$1.3	$(4.4)	$(3.1)
Long-term borrowings	8,798.3	(31.1)	(37.6)	(68.7)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at May 3, 2020, November 3, 2019, and April 28, 2019 were $2,191.1 million, $2,312.4 million, and $1,880.3 million, the foreign exchange contracts were $718.6 million, $691.6 million, and $2,261.5 million, and the cross-currency interest rate contracts were $87.2 million, $91.1 million, and $89.5 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,743.9 million, $1,611.3 million, and $2,034.0 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. Interest rate caps were also purchased with notional amounts of $1,743.9 million, $1,611.3 million, and $2,034.0 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$736.3	$328.8	$100.3

Not designated as hedging instruments:
Interest rate contracts	6.6	2.6	12.1
Cross-currency interest rate contracts	16.9	.5	1.1
Total not designated	23.5	3.1	13.2

Other Assets
Not designated as hedging instruments:
Interest rate contracts			.1
Foreign exchange contracts	7.9	1.9	36.6
Total not designated	7.9	1.9	36.7

Total derivative assets	$767.7	$333.8	$150.2

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$29.9	$26.5	$122.1

Not designated as hedging instruments:
Interest rate contracts	16.9	17.9	20.3
Cross-currency interest rate contracts		3.0	2.2
Total not designated	16.9	20.9	22.5

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	20.8	9.9	4.5

Total derivative liabilities	$67.6	$57.3	$149.1

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Fair Value Hedges
Interest rate contracts - Interest expense	$400.2	$139.2	$491.3	$269.6

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(14.9)	(6.0)	(16.5)	(14.6)

Reclassified from OCI
Interest rate contracts - Interest expense	(3.9)	2.5	(5.1)	4.6

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(2.8)	$(8.0)	$(.8)	$(11.7)
Foreign exchange contracts - Administrative and operating expenses *	90.8	39.5	94.5	16.5
Total not designated	$88.0	$31.5	$93.7	$4.8

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended May 3, 2020 and April 28, 2019 were gains of $415.5 million and $133.9 million, respectively. The amounts the Company recognized on these affiliate party transactions for the six months ended May 3, 2020 and April 28, 2019 were gains of $505.3 million and $260.2 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At May 3, 2020, November 3, 2019, and April 28, 2019, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to any liability position, prior to considering applicable netting provisions.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of May 3, 2020 and November 3, 2019. The loss sharing agreement increased the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, by $17.4 million as of April 28, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

May 3, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$7.9	$(1.7)		$6.2
John Deere	759.8	(40.6)		719.2
Liabilities
External	20.8	(1.7)		19.1
John Deere	46.8	(40.6)		6.2

November 3, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$1.9	$(.2)		$1.7
John Deere	331.9	(42.6)		289.3
Liabilities
External	9.9	(.2)		9.7
John Deere	47.4	(42.6)		4.8

April 28, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$36.7	$(1.0)		$35.7
John Deere	113.5	(97.1)		16.4
Liabilities
External	4.5	(1.0)		3.5
John Deere	144.6	(97.1)		47.5

(12)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was not significant for the three and six months ended May 3, 2020 and April 28, 2019. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.6 million for the second quarter and $6.7 million for the first six months of 2020, compared with $1.3 million and $2.5 million for the same periods last year. The increase from the prior year is primarily due to a $3.3 million curtailment loss in the first quarter of 2020 related to voluntary employee-separation programs (See Note 13). Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended May 3, 2020.

(13)   Employee-Separation Programs

During the second quarter and first six months of 2020, the Company incurred voluntary employee-separation program expenses of $1.0 million and $8.7 million, respectively, as part of its efforts to create a more efficient organization structure and reduce operating costs. The programs provided for cash payments based on years of service. The expenses were recorded primarily in the period in which the employees irrevocably accepted the separation offer. Included in the total pretax expense noted above for the first six months of 2020 was a non-cash charge of $3.3 million resulting from a curtailment in certain OPEB plans during the first quarter of 2020 (See Note 12). The expenses were recorded in administrative and operating expenses.

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

Industry sales of agricultural machinery in the U.S. and Canada are expected to be down about 10 percent for fiscal year 2020 compared to the prior year. Industry sales in Europe are forecast to be 5 to 10 percent lower in 2020. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to be down moderately in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about 10 percent lower in 2020. John Deere’s agriculture and turf segment sales decreased 18 percent in the second quarter and 13 percent for the first six months. Construction equipment industry sales in North America for 2020 are expected to decline 20 to 30 percent. In forestry, global industry sales are expected to be 15 to 20 percent lower. John Deere’s construction and forestry segment sales decreased 25 percent in the second quarter and 18 percent in the first six months.

The Company’s full year 2020 results are expected to decline due to a higher provision for credit losses and less favorable financing spreads, partially offset by lower losses and impairments on operating lease residual values.

COVID Effects and Actions

During the second quarter of 2020 the effects of COVID and the related actions of governments and other authorities to contain COVID, including travel bans, shelter-in-place guidelines, shutdown orders, actions necessary to regularly clean facilities, and conforming with social distancing guidelines have significantly affected the Company’s operations, results, cash flows, and forecasts.

The U.S. government and many other governments in countries where the Company operates have designated John Deere an essential critical infrastructure business. This designation allows the Company to operate in support of its customers to the extent possible.

The Company’s first priority in addressing the effects of COVID is the health, safety, and overall welfare of its employees. The Company activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world. These measures include employee health screening, using personal protective equipment, enhanced cleaning and sanitation efforts, eliminating all non-essential travel through at least June 30, 2020, and transitioning most of the workforce to work-at-home arrangements.

The economic effects of COVID have reduced customer demand for many of John Deere’s products and services, particularly in small agriculture, turf, construction, forestry, and roadbuilding equipment, which resulted in lower shipment volumes. Certain of the Company’s factories have been subject to voluntary or government mandated temporary shutdowns, or were briefly idled due to component shortages, which reduced production capacity. These temporary shutdowns occurred primarily in Argentina, Brazil, France, and India. John Deere suppliers in the U.S., Mexico, India, and Southern Europe have also been significantly affected by government and voluntary actions to limit the spread of COVID resulting in delivery delays, at times significant delays, or the inability to meet delivery requirements of critical raw material, parts, and components. As the Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of sales and leases of John Deere products, the effects noted above may impact the Company’s acquisition volumes.

Most of the independent, third-party and John Deere owned dealers that sell and service John Deere’s equipment and repair parts have also been designated as critical businesses. Those dealers are following government and health organization safety guidance, while continuing to provide sales and service to equipment users, especially farmers and essential use construction equipment.

In support of the Company’s customers, including John Deere dealers and retail customers, actions were taken to provide short-term relief on obligations owed to the Company. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail customers, the relief generally included payment deferrals of three months or less and primarily related to construction accounts. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets and primarily related to agriculture and turf dealers. The Receivables and Leases granted relief represented approximately 4 percent of the Receivable and Lease portfolio at May 3, 2020 (See Notes 4 and 6).

The Company has taken measures in the second quarter of 2020 to strengthen its financial position. Cash and cash equivalents increased to $1,266.3 million at May 3, 2020. In fiscal April, the Company renewed its revolving credit facilities in the aggregate amount of $8,000 million on terms substantially similar, in all material respects, to the terms in the previous agreements. As of May 3, 2020, these revolving credit facilities were undrawn. Additional information is presented in the “Capital Resources and Liquidity” section.

Due primarily to the financial effects of COVID and other macroeconomic issues, the allowance for credit losses increased by $36.7 million during the second quarter of 2020. In addition, the Company recorded impairment losses on lease residual values of $30.8 million during the same period (See Notes 4 and 6).

The Company has sought to safeguard the health and well-being of employees while supporting John Deere’s obligation as an essential business serving customers throughout the world. This proactive approach has kept employees safe, while allowing the Company to continue providing financial services to its customers and dealers. John Deere remains committed to offering a full suite of advanced digital tools that give customers unique capabilities and help them perform their work more efficiently and profitably. Management’s goal is to successfully manage the pandemic’s effects and strengthen its position serving customers in the future.

2020 Compared with 2019

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Total revenues	$700.1	$703.0	$1,418.7	$1,363.8
Net income attributable to the Company	25.9	84.3	125.1	206.0

Total revenues for the first six months of 2020 increased primarily due to a higher average portfolio. Net income results for the current quarter and first six months declined due to a higher provision for credit losses, unfavorable financing spreads, and increased losses and impairments on lease residual values, in part offset by income from a higher average portfolio.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Finance income earned from:
Retail notes	$231.7	$214.6	8	$466.5	$423.5	10
Revolving charge accounts	74.2	76.6	(3)	154.9	148.7	4
Wholesale receivables	110.4	142.7	(23)	220.7	259.0	(15)
Lease revenues	272.6	245.4	11	547.5	484.9	13

Finance income earned on retail notes and lease revenues increased primarily due to higher average portfolio balances. Finance income earned on wholesale receivables was lower primarily due to lower average financing rates.

Revenues earned from John Deere totaled $175.3 million for the second quarter and $344.2 million in the first six months of 2020, compared with $188.8 million and $353.6 million for the same periods last year. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Interest expense	$216.6	$252.0	(14)	$436.4	$478.5	(9)
Administrative and operating expenses	142.4	112.5	27	265.9	210.7	26
Provision for credit losses	72.7	26.1	179	84.8	26.9	215
Depreciation of equipment on operating leases	214.3	180.9	18	427.8	356.3	20
Provision for income taxes	5.4	35.7	(85)	31.5	59.6	(47)

The decrease in interest expense for the second quarter and first six months of 2020 was primarily due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses increased primarily due to higher losses and impairments on lease residual values and foreign exchange losses in the first six months of 2020. See Note 6 for additional information related to the impairments on lease residual values.

The depreciation of equipment on operating leases for the second quarter and first six months of 2020 increased primarily due to updated depreciation estimates and higher average balances of equipment on operating leases.

The provision for credit losses increased for both periods primarily due to an increase in the allowance for credit losses and higher net write-offs of construction and forestry retail notes (See Note 4). The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .90 percent in the second quarter and .53 percent in the first six months of 2020, compared with .33 percent and .18 percent for the same periods last year. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The lower provision for income taxes in the second quarter and first six months of 2020 was primarily related to lower pretax income in the current year periods.

Ratio of Earnings to Fixed Charges

The Company’s ratio of earnings to fixed charges was 1.14 to 1 for the second quarter and 1.35 to 1 for the first six months of 2020, compared with 1.47 to 1 and 1.55 to 1 for the same periods last year. “Earnings” consist of income before income taxes, the cumulative effect of changes in accounting, and fixed charges excluding unamortized capitalized interest. “Fixed charges” consist of interest on indebtedness, amortization of debt discount and expense, interest related to uncertain tax positions, an estimated amount of rental expense that is deemed to be representative of the interest factor, and capitalized interest.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	May 3	April 28	$	%
	2020	2019	Change	Change
Retail notes:
Agriculture and turf	$2,469.2	$2,217.2	$252.0	11
Construction and forestry	410.4	430.6	(20.2)	(5)
Total retail notes	2,879.6	2,647.8	231.8	9
Revolving charge accounts	1,848.8	1,684.5	164.3	10
Financing leases	121.2	77.8	43.4	56
Equipment on operating leases	462.5	658.3	(195.8)	(30)
Total Receivables and Leases (excluding wholesale)	$5,312.1	$5,068.4	$243.7	5

	Six Months Ended
	May 3	April 28	$	%
	2020	2019	Change	Change
Retail notes:
Agriculture and turf	$4,125.5	$3,714.7	$410.8	11
Construction and forestry	921.7	855.7	66.0	8
Total retail notes	5,047.2	4,570.4	476.8	10
Revolving charge accounts	3,764.3	3,659.5	104.8	3
Financing leases	191.0	143.3	47.7	33
Equipment on operating leases	992.1	1,001.4	(9.3)	(1)
Total Receivables and Leases (excluding wholesale)	$9,994.6	$9,374.6	$620.0	7

Total Receivables and Leases owned were as follows (in millions of dollars):

	May 3	November 3	April 28
	2020	2019	2019
Retail notes:
Agriculture and turf	$16,125.5	$16,185.9	$15,003.4
Construction and forestry	3,413.1	3,314.2	3,011.6
Total retail notes	19,538.6	19,500.1	18,015.0
Revolving charge accounts	3,388.7	3,863.0	3,235.9
Wholesale receivables	9,343.4	8,706.8	10,809.7
Financing leases	670.6	751.6	627.0
Equipment on operating leases	5,421.6	5,530.5	5,169.5
Total Receivables and Leases	$38,362.9	$38,352.0	$37,857.1

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	May 3		November 3		April 28
	2020		2019		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$464.6	1.41	$352.8	1.07	$369.0	1.13
Non-performing Receivables	390.0	1.18	311.9	.95	381.7	1.17
Allowance for credit losses	139.8	.42	100.6	.31	110.4	.34

Receivables 30 days or more past due continue to accrue finance income. The Company ceases to accrue finance income once Receivables are considered non-performing. An allowance for credit losses is recorded for the estimated uncollectible amount. The allowance for credit losses is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio. See Note 4 for additional information related to the allowance for credit losses.

Deposits withheld from dealers and merchants amounted to $109.0 million at May 3, 2020, compared with $137.5 million at November 3, 2019 and $138.2 million at April 28, 2019. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	May 3, 2020		April 28, 2019
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.9)	(.12)	$(2.1)	(.06)
Construction and forestry	(14.9)	(1.76)	(4.3)	(.58)
Total retail notes	(19.8)	(.41)	(6.4)	(.14)
Revolving charge accounts	(22.4)	(3.07)	(21.5)	(2.97)
Financing leases	(.4)	(.24)	(1.0)	(.60)
Total write-offs	(42.6)	(.53)	(28.9)	(.37)
Recoveries:
Retail notes:
Agriculture and turf	1.0	.03	1.0	.03
Construction and forestry	.3	.04	.3	.04
Total retail notes	1.3	.03	1.3	.03
Revolving charge accounts	6.2	.85	5.2	.72
Wholesale receivables	.1
Financing leases	.1	.06	.2	.12
Total recoveries	7.7	.10	6.7	.09
Total net write-offs	$(34.9)	(.43)	$(22.2)	(.28)

	Six Months Ended
	May 3, 2020		April 28, 2019
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(6.2)	(.08)	$(4.1)	(.06)
Construction and forestry	(27.1)	(1.62)	(9.1)	(.61)
Total retail notes	(33.3)	(.35)	(13.2)	(.15)
Revolving charge accounts	(28.8)	(1.92)	(25.4)	(1.68)
Wholesale receivables	(.8)	(.02)
Financing leases	(.8)	(.23)	(1.6)	(.46)
Total write-offs	(63.7)	(.39)	(40.2)	(.26)
Recoveries:
Retail notes:
Agriculture and turf	1.3	.02	2.6	.04
Construction and forestry	.6	.04	.6	.04
Total retail notes	1.9	.02	3.2	.04
Revolving charge accounts	13.7	.91	10.0	.66
Wholesale receivables	.9	.02	3.6	.08
Financing leases	.2	.06	.2	.06
Total recoveries	16.7	.10	17.0	.11
Total net write-offs	$(47.0)	(.29)	$(23.2)	(.15)

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including COVID) and government and industry responses to epidemics such as travel restrictions and extended shut down of businesses.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; absence of employees due to illness; the impact of the pandemic on the financial condition and credit risk of the Company's customers and dealers, which could affect the demand for financing and lead to higher credit losses and losses on lease residual values; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when an economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

The liquidity and ongoing profitability of the Company depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of John Deere’s products. If general economic conditions deteriorate or capital markets become more volatile, including as a result of the COVID pandemic, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

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

Capital Resources and Liquidity

For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company's most recently filed annual report on Form 10-K.

During the first six months of 2020, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $748.5 million in the first six months of 2020. Net cash provided by financing activities totaled $624.8 million in the first six months of 2020, resulting primarily from a net increase in payables to John Deere of $724.1 million, a net increase in total external borrowings of $143.9 million, partially offset by dividends paid of $225.0 million. Net cash used by investing activities totaled $720.7 million in the first six months of 2020, primarily due to an increase in net wholesale receivables of $713.3 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $335.4 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $386.2 million. Cash, cash equivalents, and restricted cash increased $647.3 million during the first six months of 2020. The increase in cash was primarily related to the Company’s efforts to provide added liquidity due to the financial uncertainty created by COVID.

During the first six months of 2019, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,019.7 million in the first six months of 2019. Net cash provided by financing activities totaled $1,626.6 million in the first six months of 2019, resulting primarily from an increase in total external borrowings of $2,175.1 million, partially offset by a net decrease in payables to John Deere of $302.4 million and dividends paid of $230.0 million. Net cash used by investing activities totaled $2,736.4 million in the first six months of 2019, primarily due to an increase in net wholesale receivables of $2,863.7 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $435.3 million, partially offset by the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $631.0 million. Cash, cash equivalents, and restricted cash decreased $94.6 million during the first six months of 2019.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at May 3, 2020, November 3, 2019, and April 28, 2019 was $2,079.2 million, $1,345.5 million, and $3,413.4 million, respectively, while the total cash, cash equivalents, and marketable securities position was $1,268.0 million, $635.8 million, and $529.7 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was approximately $148.9 million, $134.7 million, and $112.1 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (See Note 5). At May 3, 2020, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At May 3, 2020, $1,629.9 million of short-term securitization borrowings were outstanding under the agreement.

During the first six months of 2020, the Company issued $2,129.9 million and retired $3,033.1 million of long-term borrowings, which were primarily medium-term notes. During the first six months of 2020, the Company also issued $1,770.1 million and retired $1,443.2 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,905.1 million. At May 3, 2020, the Company’s funding profile included $2,181.4 million of commercial paper and other notes payable, $4,603.5 million of securitization borrowings, $2,550.4 million of loans from John Deere, $26,302.5 million of unsecured term debt, and $3,997.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $35,637.8 million at May 3, 2020, compared with $34,362.2 million at November 3, 2019 and $33,525.6 million at April 28, 2019. Total short-term indebtedness amounted to $14,782.4 million at May 3, 2020, compared with $13,309.8 million at November 3, 2019 and $13,819.7 million at April 28, 2019. Total long-term indebtedness amounted to $20,855.4 million at May 3, 2020, compared with $21,052.4 million at November 3, 2019 and $19,705.9 million at April 28, 2019. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.9 to 1 at May 3, 2020, compared with 8.3 to 1 at November 3, 2019 and 8.3 to 1 at April 28, 2019.

Stockholder’s equity was $3,997.2 million at May 3, 2020, compared with $4,128.4 million at November 3, 2019 and $4,024.6 million at April 28, 2019. The decrease in the first six months of 2020 was primarily due to dividends paid of $225.0 million, partially offset by net income attributable to the Company of $125.1 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,102.2 million at May 3, 2020, $4,614.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at May 3, 2020 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2024, and $2,500.0 million, expiring in fiscal April 2025. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $225.0 million and $230.0 million in the first six months of 2020 and 2019, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 28, 2020, Capital Corporation declared a $25.0 million dividend to be paid to JDFS on June 15, 2020. JDFS, in turn, declared a $25.0 million dividend to Deere & Company, also payable on June 15, 2020.

In May 2020, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $743.4 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of May 3, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

See the Company’s most recent annual report on Form 10-K (Part I, Item 1A).

The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows.

COVID was identified in late 2019 and has spread globally. The rapid spread has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers. We have operations in the U.S. and other countries, each of which have been affected by the pandemic and taken containment measures. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. It is likely that the COVID pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. These events could affect the value of the equipment financed or leased, the demand for financings and the financial condition and credit risk of our dealers and customers. Risks related to negative economic conditions are described in our risk factor titled “Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs for the Company and John Deere” under “Risk Factors” in our annual report on Form 10-K for the year ended November 3, 2019.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in such operations; additional closures as mandated or otherwise made necessary by governmental authorities; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; absence of employees due to illness; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when an economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

The ultimate magnitude of COVID effects, including the extent of its impact on the Company’s financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our services, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

There has been no additional material change to the other risks included in the most recent annual report filed on Form 10-K. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

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

10.1

2024 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

10.2

2025 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

10.3

364-Day Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 28, 2020	By:	/s/ Ryan D. Campbell
Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer