Form 10-Q
period 2020-08-02
DEERE JOHN CAPITAL CORP
filed 2020-08-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

or

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

Yes ☐No ☒

At August 2, 2020, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Revenues
Finance income earned on retail notes	$234.9	$241.5	$701.4	$665.0
Revolving charge account income	87.8	94.3	242.7	243.0
Finance income earned on wholesale receivables	84.6	141.9	305.3	400.9
Lease revenues	270.3	256.7	817.8	741.6
Other income	18.4	7.4	47.5	55.1
Total revenues	696.0	741.8	2,114.7	2,105.6
Expenses
Interest expense	161.3	256.2	597.7	734.7
Operating expenses:
Administrative and operating expenses	92.0	102.6	357.9	313.3
Fees paid to John Deere	24.8	15.2	73.0	42.0
Provision for credit losses	16.0	23.4	100.8	50.3
Depreciation of equipment on operating leases	211.8	188.0	639.6	544.3
Total operating expenses	344.6	329.2	1,171.3	949.9
Total expenses	505.9	585.4	1,769.0	1,684.6
Income of consolidated group before income taxes	190.1	156.4	345.7	421.0
Provision for income taxes	44.4	11.8	75.9	71.4
Income of consolidated group	145.7	144.6	269.8	349.6
Equity in income of unconsolidated affiliate	.5	.4	1.6	1.4
Net income	146.2	145.0	271.4	351.0
Less: Net income attributable to noncontrolling interests		.2	.1	.2
Net income attributable to the Company	$146.2	$144.8	$271.3	$350.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019

Net income	$146.2	$145.0	$271.4	$351.0

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	50.0	(3.4)	28.2	(9.8)
Unrealized gain (loss) on derivatives	4.2	(6.2)	(4.8)	(21.3)
Unrealized gain on debt securities	.6
Other comprehensive income (loss), net of income taxes	54.8	(9.6)	23.4	(31.1)

Comprehensive income of consolidated group	201.0	135.4	294.8	319.9
Less: Comprehensive income attributable to noncontrolling interests		.2	.1	.2
Comprehensive income attributable to the Company	$201.0	$135.2	$294.7	$319.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	August 2	November 3	July 28
	2020	2019	2019
Assets
Cash and cash equivalents	$624.9	$632.6	$649.1
Marketable securities	2.4	3.2	6.9
Receivables:
Retail notes	15,112.4	15,150.5	13,437.5
Retail notes securitized	5,446.2	4,349.6	5,159.1
Revolving charge accounts	3,918.3	3,863.0	3,798.7
Wholesale receivables	8,428.8	8,706.8	10,299.5
Financing leases	743.6	751.6	716.9
Total receivables	33,649.3	32,821.5	33,411.7
Allowance for credit losses	(140.6)	(100.6)	(110.4)
Total receivables – net	33,508.7	32,720.9	33,301.3
Other receivables	106.9	75.1	83.2
Receivables from John Deere	804.5	331.9	235.3
Equipment on operating leases – net	5,257.2	5,530.5	5,323.3
Notes receivable from John Deere	366.8	291.7	277.3
Investment in unconsolidated affiliate	18.9	16.4	16.0
Deferred income taxes	37.3	33.2	36.3
Other assets	427.8	454.4	514.6
Total Assets	$41,155.4	$40,089.9	$40,443.3

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,012.0	$1,460.9	$1,162.5
Securitization borrowings	5,324.1	4,277.0	4,994.8
John Deere	3,796.3	1,855.3	2,294.8
Current maturities of long-term borrowings	4,910.2	5,716.6	6,269.5
Total short-term borrowings	15,042.6	13,309.8	14,721.6
Other payables to John Deere	42.6	47.4	55.3
Accounts payable and accrued expenses	876.0	886.7	767.0
Deposits withheld from dealers and merchants	105.6	137.5	138.8
Deferred income taxes	423.3	527.7	615.1
Long-term borrowings	20,492.1	21,052.4	20,035.4
Total liabilities	36,982.2	35,961.5	36,333.2
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,762.9	2,741.6	2,723.2
Accumulated other comprehensive loss	(74.0)	(97.4)	(97.0)
Total Company stockholder’s equity	4,171.7	4,127.0	4,109.0
Noncontrolling interests	1.5	1.4	1.1
Total stockholder’s equity	4,173.2	4,128.4	4,110.1
Total Liabilities and Stockholder’s Equity	$41,155.4	$40,089.9	$40,443.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Nine Months Ended August 2, 2020 and July 28, 2019

(Unaudited)

(in millions)

	2020	2019
Cash Flows from Operating Activities:
Net income	$271.4	$351.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	100.8	50.3
Provision for depreciation and amortization	652.2	561.7
Credit for deferred income taxes	(106.3)	(202.9)
Impairment charges	30.8
Undistributed earnings of unconsolidated affiliate	(1.4)	(1.2)
Change in accounts payable and accrued expenses	(16.1)	18.4
Change in accrued income taxes payable/receivable	32.0	448.0
Other	129.3	139.6
Net cash provided by operating activities	1,092.7	1,364.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(13,844.2)	(12,884.6)
Collections of receivables (excluding wholesale)	12,760.9	12,215.9
(Increase) decrease in wholesale receivables – net	353.8	(2,362.5)
Cost of equipment on operating leases acquired	(1,359.4)	(1,672.5)
Proceeds from sales of equipment on operating leases	978.3	870.4
Cost of notes receivable acquired from John Deere	(163.9)	(105.2)
Collections of notes receivable from John Deere	78.2	31.4
Purchases of marketable securities		(11.0)
Proceeds from maturities and sales of marketable securities		4.0
Other	(44.0)	(44.6)
Net cash used for investing activities	(1,240.3)	(3,958.7)

Cash Flows from Financing Activities:
Decrease in commercial paper and other notes payable – net	(444.5)	(948.8)
Increase in securitization borrowings – net	1,048.5	1,115.4
Increase in payable to John Deere – net	1,775.8	948.1
Proceeds from issuance of long-term borrowings	3,062.5	5,150.2
Payments of long-term borrowings	(5,008.7)	(3,332.4)
Dividends paid	(250.0)	(280.0)
Capital investment from John Deere		.2
Debt issuance costs	(21.9)	(25.2)
Net cash provided by financing activities	161.7	2,627.5

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(.9)	(6.3)
Net increase in cash, cash equivalents, and restricted cash	13.2	27.4
Cash, cash equivalents, and restricted cash at beginning of period *	710.9	711.8
Cash, cash equivalents, and restricted cash at end of period *	$724.1	$739.2

* At August 2, 2020, November 3, 2019, July 28, 2019, and October 28, 2018, restricted cash, which is reported in other assets on the consolidated balance sheet, was $99.2 million, $78.3 million, $90.1 million and $103.4 million, respectively. The restricted cash primarily relates to the securitization of receivables (See Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three and Nine Months Ended August 2, 2020 and July 28, 2019

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended July 28, 2019
Balance April 28, 2019	$4,024.6	$1,482.8	$2,628.4	$(87.4)	$.8
Net income	145.0		144.8		.2
Other comprehensive loss	(9.6)			(9.6)
Dividends declared	(50.0)		(50.0)
Capital investment	.1				.1
Balance July 28, 2019	$4,110.1	$1,482.8	$2,723.2	$(97.0)	$1.1

Nine Months Ended July 28, 2019
Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	351.0		350.8		.2
Other comprehensive loss	(31.1)			(31.1)
Dividends declared	(280.0)		(280.0)
Capital investment	.2				.2
Balance July 28, 2019	$4,110.1	$1,482.8	$2,723.2	$(97.0)	$1.1

Three Months Ended August 2, 2020
Balance May 3, 2020	$3,997.2	$1,482.8	$2,641.7	$(128.8)	$1.5
Net income	146.2		146.2
Other comprehensive income	54.8			54.8
Dividends declared	(25.0)		(25.0)
Balance August 2, 2020	$4,173.2	$1,482.8	$2,762.9	$(74.0)	$1.5

Nine Months Ended August 2, 2020
Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4
Net income	271.4		271.3		.1
Other comprehensive income	23.4			23.4
Dividends declared	(250.0)		(250.0)
Balance August 2, 2020	$4,173.2	$1,482.8	$2,762.9	$(74.0)	$1.5

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The COVID-19 (COVID) pandemic has resulted in uncertainties in the Company’s business, which may result in actual outcomes differing significantly from those estimates.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2020 and 2019 were August 2, 2020 and July 28, 2019, respectively. Both periods contained 13 weeks.

(2)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (ASC) 840, Leases. This ASU was adopted using a modified-retrospective approach. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU did not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU adds new disclosures about the Company’s leasing activities. The Company elected the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. In addition, the Company elected to combine lease and nonlease components for all asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases. Upon adoption of the ASU, the Company recorded right of use assets and lease liabilities for operating leases of $5.1 million and $5.1 million, respectively. The right of use assets are recorded in other assets and the lease liabilities are recorded in accounts payable and accrued expenses on the consolidated balance sheet. Since the right of use assets and lease liabilities are not significant, no further lessee disclosures have been included in the condensed notes to the interim consolidated financial statements. See Note 6 for additional disclosures related to lessor arrangements. The adoption did not have a material effect on the Company’s operating results or cash flows.

The Company also adopted the following standards in 2020, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2019-04

Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption was for clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

2020-04	Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach. The Company is testing and validating models developed to estimate expected credit losses, assessing appropriate assumptions, designing new procedures and controls, and evaluating the potential effects on the consolidated financial statements.

The Company will also adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
2019-04	Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Unrealized	Accumulated
	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Translation	on	on	Comprehensive
	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(80.7)	$14.8		$(65.9)
Other comprehensive income (loss) items before reclassification	(9.8)	(16.8)		(26.6)
Amounts reclassified from accumulated other comprehensive income		(4.5)		(4.5)
Net current period other comprehensive income (loss)	(9.8)	(21.3)		(31.1)
Balance July 28, 2019	$(90.5)	$(6.5)		$(97.0)

Balance November 3, 2019	$(88.4)	$(7.0)	$(2.0)	$(97.4)
Other comprehensive income (loss) items before reclassification	28.2	(13.9)		14.3
Amounts reclassified from accumulated other comprehensive income		9.1		9.1
Net current period other comprehensive income (loss)	28.2	(4.8)		23.4
Balance August 2, 2020	$(60.2)	$(11.8)	$(2.0)	$(74.0)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$50.0		$50.0
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.1)	$.2	(.9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6.4	(1.3)	5.1
Net unrealized gain (loss) on derivatives	5.3	(1.1)	4.2
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.6		.6
Total other comprehensive income (loss)	$55.9	$(1.1)	$54.8

Nine Months Ended August 2, 2020
Cumulative translation adjustment	$28.2		$28.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(17.6)	$3.7	(13.9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	11.5	(2.4)	9.1
Net unrealized gain (loss) on derivatives	(6.1)	1.3	(4.8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.8)	.8
Total other comprehensive income (loss)	$21.3	$2.1	$23.4

Three Months Ended July 28, 2019
Cumulative translation adjustment	$(3.4)		$(3.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6.7)	$1.4	(5.3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1.1)	.2	(.9)
Net unrealized gain (loss) on derivatives	(7.8)	1.6	(6.2)
Total other comprehensive income (loss)	$(11.2)	$1.6	$(9.6)

Nine Months Ended July 28, 2019
Cumulative translation adjustment	$(9.8)		$(9.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(21.3)	$4.5	(16.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.7)	1.2	(4.5)
Net unrealized gain (loss) on derivatives	(27.0)	5.7	(21.3)
Total other comprehensive income (loss)	$(36.8)	$5.7	$(31.1)

(4)  Receivables

Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.

The Company monitors the credit quality of Receivables based on delinquency status. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Generally, when retail notes and financing lease accounts are 120 days delinquent, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale account becomes 60 days delinquent, the Company determines whether the collateral should be repossessed or the account designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses.

Due to the significant, negative effects of COVID, the Company provided short-term relief to dealers and retail customers during the second and third quarters of 2020. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail receivable customers, which include retail notes, financing leases, and revolving charge accounts, the relief generally included payment deferrals of three months or less. The retail receivables granted relief, which were primarily construction accounts, represented approximately 5 percent of the retail receivables balance at August 2, 2020. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets. The wholesale receivables granted relief, which primarily related to agriculture and turf dealers, represented approximately 3 percent of the wholesale receivables balance at August 2, 2020. The delinquency status of receivables granted relief is based on the modified payment schedule.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables was as follows (in millions of dollars):

	August 2, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$100.9	$49.2	$1.5	$151.6
Construction and forestry	58.5	11.9		70.4
Revolving charge accounts:
Agriculture and turf	18.3	3.5		21.8
Construction and forestry	2.6	1.0		3.6
Wholesale receivables:
Agriculture and turf	10.9	1.1	1.4	13.4
Construction and forestry	3.4	.3	1.1	4.8
Financing leases:
Agriculture and turf	13.4	10.2	2.1	25.7
Construction and forestry	1.9	2.7		4.6
Total Receivables	$209.9	$79.9	$6.1	$295.9

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$151.6	$190.8	$16,628.5	$16,970.9
Construction and forestry	70.4	76.9	3,440.4	3,587.7
Revolving charge accounts:
Agriculture and turf	21.8	7.4	3,794.6	3,823.8
Construction and forestry	3.6	.7	90.2	94.5
Wholesale receivables:
Agriculture and turf	13.4	3.8	6,905.0	6,922.2
Construction and forestry	4.8	2.2	1,499.6	1,506.6
Financing leases:
Agriculture and turf	25.7	14.1	560.4	600.2
Construction and forestry	4.6	6.4	132.4	143.4
Total Receivables	$295.9	$302.3	$33,051.1	$33,649.3

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$120.0	$64.2	$1.5	$185.7
Construction and forestry	73.9	26.6		100.5
Revolving charge accounts:
Agriculture and turf	19.1	9.2		28.3
Construction and forestry	3.2	1.2		4.4
Wholesale receivables:
Agriculture and turf	4.1	1.9	.8	6.8
Construction and forestry	.1	.3	.3	.7
Financing leases:
Agriculture and turf	14.6	7.8	.5	22.9
Construction and forestry	2.8	.7		3.5
Total Receivables	$237.8	$111.9	$3.1	$352.8

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$185.7	$168.7	$15,831.5	$16,185.9
Construction and forestry	100.5	112.9	3,100.8	3,314.2
Revolving charge accounts:
Agriculture and turf	28.3	6.1	3,727.9	3,762.3
Construction and forestry	4.4	.9	95.4	100.7
Wholesale receivables:
Agriculture and turf	6.8	6.3	6,544.6	6,557.7
Construction and forestry	.7	2.9	2,145.5	2,149.1
Financing leases:
Agriculture and turf	22.9	11.6	569.8	604.3
Construction and forestry	3.5	2.5	141.3	147.3
Total Receivables	$352.8	$311.9	$32,156.8	$32,821.5

	July 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$107.7	$53.0	$2.8	$163.5
Construction and forestry	82.3	33.6		115.9
Revolving charge accounts:
Agriculture and turf	22.4	5.1		27.5
Construction and forestry	3.9	1.4		5.3
Wholesale receivables:
Agriculture and turf	4.4	.2	.7	5.3
Construction and forestry	1.1	1.5	.2	2.8
Financing leases:
Agriculture and turf	11.9	13.3	.2	25.4
Construction and forestry	2.8	.5		3.3
Total Receivables	$236.5	$108.6	$3.9	$349.0

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$163.5	$173.2	$15,139.6	$15,476.3
Construction and forestry	115.9	115.6	2,888.8	3,120.3
Revolving charge accounts:
Agriculture and turf	27.5	10.0	3,662.4	3,699.9
Construction and forestry	5.3	1.4	92.1	98.8
Wholesale receivables:
Agriculture and turf	5.3	6.1	8,065.2	8,076.6
Construction and forestry	2.8	3.6	2,216.5	2,222.9
Financing leases:
Agriculture and turf	25.4	22.1	524.5	572.0
Construction and forestry	3.3	2.4	139.2	144.9
Total Receivables	$349.0	$334.4	$32,728.3	$33,411.7

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

An analysis of the allowance for credit losses and investment in Receivables was as follows (in millions of dollars):

	Three Months Ended
	August 2, 2020
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$83.3	$42.3	$9.1	$5.1	$139.8
Provision (credit) for credit losses	2.9	13.2	(.5)	.4	16.0
Write-offs	(5.0)	(21.3)	(.1)	(.5)	(26.9)
Recoveries	2.1	8.1	.4	.3	10.9
Translation adjustments	.4		.4		.8
End of period balance	$83.7	$42.3	$9.3	$5.3	$140.6

	Nine Months Ended
	August 2, 2020
		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
Allowance:
Beginning of period balance	$48.3	$39.3	$7.6	$5.4	$100.6
Provision (credit) for credit losses	69.5	31.3	(1.0)	1.0	100.8
Write-offs	(38.3)	(50.1)	(.9)	(1.3)	(90.6)
Recoveries	4.0	21.8	1.3	.5	27.6
Translation adjustments	.2		2.3	(.3)	2.2
End of period balance	$83.7	$42.3	$9.3	$5.3	$140.6
Balance individually evaluated *	$1.7		$4.9		$6.6

Receivables:
End of period balance	$20,558.6	$3,918.3	$8,428.8	$743.6	$33,649.3
Balance individually evaluated *	$101.1	$.9	$17.0	$1.0	$120.0

*    Remainder is collectively evaluated.

The increase in the allowance for credit losses during the first nine months of 2020 was primarily due to the negative economic effects related to COVID and other macroeconomic issues, which have significantly affected certain retail borrowers, particularly of construction equipment.

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

An analysis of impaired Receivables was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
August 2, 2020 *
Receivables with specific allowance:
Retail notes	$2.7	$2.6	$1.7	$3.1
Wholesale receivables	14.8	14.8	4.9	15.2
Total with specific allowance	17.5	17.4	6.6	18.3

Receivables without specific allowance:
Retail notes	27.2	26.5		28.1
Wholesale receivables	2.2	2.2		2.2
Total without specific allowance	29.4	28.7		30.3
Total	$46.9	$46.1	$6.6	$48.6

Agriculture and turf	$41.5	$40.8	$6.6	$42.9
Construction and forestry	5.4	5.3		5.7
Total	$46.9	$46.1	$6.6	$48.6

November 3, 2019 *
Receivables with specific allowance:
Retail notes	$4.9	$4.6	$1.9	$5.0
Wholesale receivables	5.3	5.3	2.9	5.7
Total with specific allowance	10.2	9.9	4.8	10.7

Receivables without specific allowance:
Retail notes	22.9	22.4		25.0
Wholesale receivables	3.9	3.9		4.1
Total without specific allowance	26.8	26.3		29.1
Total	$37.0	$36.2	$4.8	$39.8

Agriculture and turf	$30.3	$29.7	$4.6	$32.0
Construction and forestry	6.7	6.5	.2	7.8
Total	$37.0	$36.2	$4.8	$39.8

July 28, 2019 *
Receivables with specific allowance:
Retail notes	$4.8	$4.6	$2.0	$4.8
Wholesale receivables	5.3	5.3	2.9	5.8
Financing leases	.6	.5	.6	.6
Total with specific allowance	10.7	10.4	5.5	11.2

Receivables without specific allowance:
Retail notes	23.3	22.8		25.4
Wholesale receivables	4.8	4.8		4.3
Total without specific allowance	28.1	27.6		29.7
Total	$38.8	$38.0	$5.5	$40.9

Agriculture and turf	$30.7	$30.1	$5.2	$32.2
Construction and forestry	8.1	7.9	.3	8.7
Total	$38.8	$38.0	$5.5	$40.9

*    Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2020, the Company identified 328 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $12.6 million pre-modification and $11.6 million post-modification. The short-term relief related to COVID mentioned earlier did not meet the definition of a troubled debt restructuring. During the first nine months of 2019, there were 233 Receivable contracts, primarily retail notes, with aggregate balances of $11.7 million pre-modification and $11.3 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At August 2, 2020, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,342.5 million, $2,894.4 million, and $3,425.2 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $3,258.8 million, $2,847.2 million, and $3,316.4 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $642.4 million, $447.0 million, and

$532.6 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) were $606.0 million, $420.5 million, and $492.7 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,551.3 million, $1,079.2 million, and $1,286.1 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,463.4 million, $1,015.2 million, and $1,189.6 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

August 2
2020
Carrying value of liabilities	$1,463.4
Maximum exposure to loss	1,551.3

The total assets of unconsolidated VIEs related to securitizations were approximately $41.3 billion at August 2, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Retail notes securitized	$5,446.2	$4,349.6	$5,159.1
Allowance for credit losses	(14.0)	(11.2)	(12.9)
Other assets	104.0	82.2	97.7
Total restricted securitized assets	$5,536.2	$4,420.6	$5,243.9

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Securitization borrowings	$5,324.1	$4,277.0	$4,994.8
Accrued interest on borrowings	4.1	5.9	3.9
Total liabilities related to restricted securitized assets	$5,328.2	$4,282.9	$4,998.7

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At August 2, 2020, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

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

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during the second and third quarters of 2020. The relief, which generally included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief, which primarily related to construction accounts, represented approximately 3 percent of the Company’s operating lease portfolio at August 2, 2020. See Note 4 for information related to short-term relief on financing leases.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended	Nine Months Ended
	August 2, 2020	August 2, 2020
Sales-type and direct financing lease revenues	$12.0	$34.3
Operating lease revenues	253.5	768.8
Variable lease revenues	4.8	14.7
Total lease revenues	$270.3	$817.8

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows (in millions of dollars):

	August 2	November 3
	2020	2019
Agriculture and turf	$434.3	$422.7
Construction and forestry	148.3	153.2
Total	582.6	575.9
Guaranteed residual values	203.1	195.1
Unguaranteed residual values	42.6	61.1
Unearned finance income	(84.7)	(80.5)
Financing leases receivable	$743.6	$751.6

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at August 2, 2020 were as follows (in millions of dollars):

August 2
2020
Due in:
Remainder of 2020	$110.7
2021	320.5
2022	157.0
2023	104.3
2024	62.1
2025	23.8
Later years	7.3
Total	$785.7

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

The cost of equipment on operating leases by product category was as follows (in millions of dollars):

	August 2	November 3
	2020	2019
Agriculture and turf	$5,082.8	$5,109.4
Construction and forestry	1,648.3	1,778.6
Total	6,731.1	6,888.0
Accumulated depreciation	(1,473.9)	(1,357.5)
Equipment on operating leases - net	$5,257.2	$5,530.5

The total operating lease residual values at August 2, 2020 and November 3, 2019 were $3,791.7 million and $3,876.5 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $110.1 million and $65.7 million at August 2, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at August 2, 2020 were scheduled as follows (in millions of dollars):

August 2
2020
Due in:
Remainder of 2020	$216.5
2021	684.7
2022	405.1
2023	182.1
2024	69.8
2025	6.8
Later years	.8
Total	$1,565.8

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows (in millions of dollars):

November 3
2019
Due in:
2020	$738.3
2021	484.4
2022	231.6
2023	92.8
2024	14.1
Later years	.3
Total	$1,561.5

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at August 2, 2020 and November 3, 2019 were $100.7 million and $160.8 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet. During the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $9.8 million due to lower estimated values of used construction equipment. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

(7)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $4.4 million for the third quarter and $12.4 million in the first nine months of 2020, compared with $4.5 million and $12.1 million for the same periods last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Limited Liability Company John Deere Financial	$125.6	$148.3	$148.9
Banco John Deere S.A.	241.2	143.4	128.4
Total Notes Receivable from John Deere	$366.8	$291.7	$277.3

(8)  Commitments and Contingencies

At August 2, 2020, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,639.1 million of medium-term notes outstanding, and a fair value liability of $66.9 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $2,790.2 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at August 2, 2020 was 2.6 percent with a maximum remaining maturity of approximately six years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,452.8 million at August 2, 2020. The weighted average interest rate on the debt at August 2, 2020 was 2.3 percent with a maximum remaining maturity of approximately three years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.5 billion at August 2, 2020. The amount of unused commitments to extend credit to customers was $28.1 billion at August 2, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At August 2, 2020, Capital Corporation had $204.2 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At August 2, 2020, the Company had restricted other assets associated with borrowings related to securitizations (See Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of August 2, 2020.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(9)  Income Taxes

The Company’s unrecognized tax benefits at August 2, 2020 were $31.0 million, compared to $32.5 million at November 3, 2019. The liability at August 2, 2020, November 3, 2019, and July 28, 2019 consisted of approximately $16.1 million, $17.6 million, and $16.4 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	August 2, 2020		November 3, 2019		July 28, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$28,076.5	$28,275.8	$28,382.5	$28,396.6	$28,155.1	$28,165.9
Retail notes securitized – net	5,432.2	5,543.9	4,338.4	4,361.9	5,146.2	5,154.2
Securitization borrowings	5,324.1	5,380.7	4,277.0	4,301.7	4,994.8	5,017.6
Current maturities of long-term borrowings	4,910.2	4,958.2	5,716.6	5,727.9	6,269.5	6,276.3
Long-term borrowings	20,492.1	21,038.2	21,052.4	21,369.9	20,035.4	20,298.1

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Marketable securities
International debt securities	$2.4	$3.2	$6.9
Receivables from John Deere
Derivatives:
Interest rate contracts	795.4	331.4	234.4
Cross-currency interest rate contracts	9.1	.5	.9
Other assets
Derivatives:
Interest rate contracts			.1
Foreign exchange contracts	3.7	1.9	4.7
Total assets *	$810.6	$337.0	$247.0

Other payables to John Deere
Derivatives:
Interest rate contracts	$42.5	$44.4	$53.3
Cross-currency interest rate contracts	.1	3.0	2.0
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	6.2	9.9	5.6
Total liabilities	$48.8	$57.3	$60.9

*    Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature within one year or less. At August 2, 2020, the amortized cost basis and fair value of these available-for-sale debt securities were $5.9 million and $2.4 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	August 2	November 3	July 28	August 2	July 28	August 2	July 28
	2020	2019	2019	2020	2019	2020	2019
Equipment on operating leases – net		$855.4				$21.0
Other assets		141.9				9.8
Total		$997.3				$30.8

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

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency futures, forwards, and swaps, and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at August 2, 2020, November 3, 2019, and July 28, 2019 were $1,900.0 million, $3,150.0 million, and $2,500.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at August 2, 2020 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $11.4 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at August 2, 2020, November 3, 2019, and July 28, 2019 were $8,179.8 million, $8,336.9 million, and $8,864.9 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
August 2, 2020	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$104.6	$2.6	$2.0	$4.6
Long-term borrowings	8,826.4	737.6	39.5	777.1

November 3, 2019
Current maturities of long-term borrowings	$185.4	$.3	$(4.4)	$(4.1)
Long-term borrowings	8,378.1	292.8	(31.6)	261.2

July 28, 2019
Current maturities of long-term borrowings	$187.3	$1.1	$(4.8)	$(3.7)
Long-term borrowings	8,774.0	182.7	(49.7)	133.0

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of these interest rate swaps at August 2, 2020, November 3, 2019, and July 28, 2019 were $2,423.2 million, $2,312.4 million, and $1,963.0 million, the foreign exchange contracts were $211.1 million, $691.6 million, and $1,034.2 million, and the cross-currency interest rate contracts were $123.5 million, $91.1 million, and $81.9 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $2,171.0 million, $1,611.3 million, and $1,813.8 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. Interest rate caps were also purchased with notional amounts of $2,171.0 million, $1,611.3 million, and $1,813.8 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$785.3	$328.8	$229.0

Not designated as hedging instruments:
Interest rate contracts	10.1	2.6	5.4
Cross-currency interest rate contracts	9.1	.5	.9
Total not designated	19.2	3.1	6.3

Other Assets
Not designated as hedging instruments:
Interest rate contracts			.1
Foreign exchange contracts	3.7	1.9	4.7
Total not designated	3.7	1.9	4.8

Total derivative assets	$808.2	$333.8	$240.1

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$24.1	$26.5	$32.4

Not designated as hedging instruments:
Interest rate contracts	18.4	17.9	20.9
Cross-currency interest rate contracts	.1	3.0	2.0
Total not designated	18.5	20.9	22.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	6.2	9.9	5.6

Total derivative liabilities	$48.8	$57.3	$60.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Fair Value Hedges
Interest rate contracts - Interest expense	$76.7	$192.4	$568.0	$462.0

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(1.1)	(6.7)	(17.6)	(21.3)

Reclassified from OCI
Interest rate contracts - Interest expense	(6.4)	1.1	(11.5)	5.7

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(2.2)	$(9.4)	$(3.0)	$(21.1)
Foreign exchange contracts - Administrative and operating expenses *	(47.2)	8.1	47.3	24.6
Total not designated	$(49.4)	$(1.3)	$44.3	$3.5

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended August 2, 2020 and July 28, 2019 were gains of $62.8 million and $184.2 million, respectively. The amounts the Company recognized on these affiliate party transactions for the nine months ended August 2, 2020 and July 28, 2019 were gains of $568.1 million and $444.4 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with the unrelated external counterparties contain credit support provisions that may require the Company to post or receive collateral based on the size of the net liability or net asset positions, credit ratings, and market conventions. At August 2, 2020, November 3, 2019, and July 28, 2019, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. In accordance with these agreements, no collateral was posted or received at August 2, 2020, November 3, 2019, or July 28, 2019. During the third quarter of 2020, the Company paid $2.3 million of collateral that was outstanding at August 2, 2020 to participate in an international futures market to hedge currency exposure, which is not included in the table on the subsequent page.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of August 2, 2020, November 3, 2019, and July 28, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

August 2, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$3.7	$(.2)		$3.5
John Deere	804.5	(35.4)		769.1
Liabilities
External	6.2	(.2)		6.0
John Deere	42.6	(35.4)		7.2

November 3, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$1.9	$(.2)		$1.7
John Deere	331.9	(42.6)		289.3
Liabilities
External	9.9	(.2)		9.7
John Deere	47.4	(42.6)		4.8

July 28, 2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$4.8	$(.5)		$4.3
John Deere	235.3	(48.7)		186.6
Liabilities
External	5.6	(.5)		5.1
John Deere	55.3	(48.7)		6.6

(12)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was $1.1 million for the third quarter and $1.7 million for the first nine months of 2020, compared to $.3 million and $.5 million for the same periods last year. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.7 million for the third quarter and $8.3 million for the first nine months of 2020, compared with $.7 million and $3.3 million for the same periods last year. The increase from the prior year is primarily due to a $3.3 million curtailment loss in the first quarter of 2020 related to voluntary employee-separation programs (See Note 13). Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended August 2, 2020.

(13)   Employee-Separation Programs

During the first nine months of 2020, the Company incurred voluntary employee-separation program expenses of $8.7 million as part of its efforts to create a more efficient organization structure and reduce operating costs. The programs provided for cash payments based on years of service. The expenses were recorded primarily in the period in which the employees irrevocably accepted the separation offer. Included in the total pretax expense noted above for the first nine months of 2020 was a non-cash charge of $3.3 million resulting from a curtailment in certain OPEB plans during the first quarter of 2020 (See Note 12). The expenses were recorded in administrative and operating expenses.

During the third quarter and early fourth quarter of 2020, the Company announced additional employee-separation programs as part of an initiative to improve organizational efficiency. The programs will provide for cash payments based on years of service. The expenses will generally be recorded in the period the employees irrevocably accept the separation offer, which is expected to be primarily in the fourth quarter of 2020. The programs’ total pretax expenses are estimated to be about $10.0 million.

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

Industry sales of agricultural machinery in the U.S. and Canada are expected to be down 5 to 10 percent for fiscal year 2020 compared to the prior year. Industry sales in Europe are also forecast to be 5 to 10 percent lower in 2020. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to be down slightly in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about 5 percent lower in 2020. John Deere’s agriculture and turf segment sales decreased 5 percent in the third quarter and 10 percent for the first nine months. Construction equipment industry sales in North America for 2020 are expected to decline about 20 percent. In forestry, global industry sales are expected to be 20 to 25 percent lower. John Deere’s construction and forestry segment sales decreased 28 percent in the third quarter and 22 percent in the first nine months.

The Company’s full year 2020 results are expected to decline due to a higher provision for credit losses, a higher provision for income taxes from favorable discrete adjustments in the prior year, and less favorable financing spreads, partially offset by lower losses and impairments on operating lease residual values.

COVID Effects and Actions

During the first nine months of 2020, the effects of COVID and the related actions of governments and other authorities to contain COVID, have affected the Company’s operations, results, cash flows, and forecasts.

The Company’s first priority in addressing the effects of COVID continues to be the health, safety, and overall welfare of its employees. The Company effectively activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world.

The economic effects of COVID have reduced customer demand for some of John Deere’s products and services, particularly construction, forestry, and roadbuilding equipment, which resulted in lower shipment volumes. During most of the third quarter of 2020, all of John Deere’s factories have operated, some at reduced capacity due to component shortages or lower demand. As the Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of sales and leases of John Deere products, the effects noted above may impact the Company’s acquisition volumes.

The Company continued to work closely with its customers, including John Deere dealers and retail customers, during the third quarter and, if necessary, provided short-term relief on obligations owed to the Company. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail customers, the relief generally included payment deferrals of three months or less and primarily related to construction accounts. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets and primarily related to agriculture and turf dealers. The Receivables and Leases granted relief represented approximately 4 percent of the Receivable and Lease portfolio at August 2, 2020 (See Notes 4 and 6).

The future financial effects of COVID are unknown due to many factors. These factors and other market variabilities include uncertainty of the effectiveness of governmental actions to address COVID, including health, monetary, and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, trade agreements, other geopolitical events, significant fluctuations in foreign currency exchange rates, and volatility in the price of many commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

2020 Compared with 2019

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Total revenues	$696.0	$741.8	$2,114.7	$2,105.6
Net income attributable to the Company	146.2	144.8	271.3	350.8

Total revenues for the third quarter of 2020 decreased primarily due to lower average financing rates. Total revenues for the first nine months of 2020 increased primarily due to a higher average portfolio, partially offset by lower average financing rates. Net income for the current quarter was about the same as the third quarter of 2019 with lower losses on operating lease residual values, a reduced provision for credit losses, and decreased administrative and operating expenses, offset by a higher provision for income taxes from favorable discrete adjustments in the prior year. Results for the first nine months declined due to a higher provision for credit losses, unfavorable financing spreads, increased losses and impairments on lease residual values, and a higher provision for income taxes, offset in part by income from a higher average portfolio.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Finance income earned from:
Retail notes	$234.9	$241.5	(3)	$701.4	$665.0	5
Revolving charge accounts	87.8	94.3	(7)	242.7	243.0
Wholesale receivables	84.6	141.9	(40)	305.3	400.9	(24)
Lease revenues	270.3	256.7	5	817.8	741.6	10

Finance income earned on wholesale receivables was lower primarily due to lower average financing rates and lower average portfolio balances. The increases in lease revenues were primarily due to higher average portfolio balances and higher lease payments and compensation from John Deere on operating leases.

Revenues earned from John Deere totaled $165.8 million for the third quarter and $510.0 million in the first nine months of 2020, compared with $196.6 million and $550.1 million for the same periods last year. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on wholesale receivables. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Interest expense	$161.3	$256.2	(37)	$597.7	$734.7	(19)
Administrative and operating expenses	92.0	102.6	(10)	357.9	313.3	14
Provision for credit losses	16.0	23.4	(32)	100.8	50.3	100
Depreciation of equipment on operating leases	211.8	188.0	13	639.6	544.3	18
Provision for income taxes	44.4	11.8	276	75.9	71.4	6

The decrease in interest expense for the third quarter and first nine months of 2020 was primarily due to lower average interest rates, partially offset by higher average borrowings.

Administrative and operating expenses decreased for the third quarter of 2020 primarily due to lower losses on lease residual values, partially offset by foreign exchange losses. Administrative and operating expenses increased in the first nine months of 2020 primarily due to higher losses and impairments on lease residual values and foreign exchange losses. See Note 6 for additional information related to the impairments on lease residual values.

The depreciation of equipment on operating leases for the third quarter and first nine months of 2020 increased primarily due to updated depreciation estimates and higher average balances of equipment on operating leases.

The provision for credit losses decreased for the third quarter of 2020 primarily due to lower net write-offs. The provision for credit losses increased in the first nine months of 2020 primarily due to an increase in the allowance for credit losses and higher net write-offs of construction and forestry retail notes. The allowance increase was primarily due to the negative economic effects related to COVID and other macroeconomic issues, which have significantly affected certain retail borrowers, particularly of construction equipment (See Note 4). The annualized provision for credit losses, as a percentage of the average balance of total Receivables financed, was .20 percent in the third quarter and .42 percent in the first nine months of 2020, compared with .29 percent and .21 percent for the same periods last year. See the Company’s most recently filed annual report on Form 10-K for further information regarding the Company’s allowance for credit losses policies.

The provision for income taxes increased in the third quarter primarily due to favorable discrete tax adjustments in the prior year period and higher pretax income in the current quarter. The higher provision for income taxes in the first nine months of 2020 was primarily related to favorable discrete tax adjustments in the prior year, partially offset by lower pretax income in the current year.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	August 2	July 28	$	%
	2020	2019	Change	Change
Retail notes:
Agriculture and turf	$2,399.9	$2,056.0	$343.9	17
Construction and forestry	568.3	511.6	56.7	11
Total retail notes	2,968.2	2,567.6	400.6	16
Revolving charge accounts	1,723.0	1,705.9	17.1	1
Financing leases	144.7	182.3	(37.6)	(21)
Equipment on operating leases	351.2	588.0	(236.8)	(40)
Total Receivables and Leases (excluding wholesale)	$5,187.1	$5,043.8	$143.3	3

	Nine Months Ended
	August 2	July 28	$	%
	2020	2019	Change	Change
Retail notes:
Agriculture and turf	$6,525.4	$5,770.6	$754.8	13
Construction and forestry	1,490.0	1,367.3	122.7	9
Total retail notes	8,015.4	7,137.9	877.5	12
Revolving charge accounts	5,487.2	5,365.4	121.8	2
Financing leases	335.7	325.7	10.0	3
Equipment on operating leases	1,343.3	1,589.4	(246.1)	(15)
Total Receivables and Leases (excluding wholesale)	$15,181.6	$14,418.4	$763.2	5

Total Receivables and Leases owned were as follows (in millions of dollars):

	August 2	November 3	July 28
	2020	2019	2019
Retail notes:
Agriculture and turf	$16,970.9	$16,185.9	$15,476.3
Construction and forestry	3,587.7	3,314.2	3,120.3
Total retail notes	20,558.6	19,500.1	18,596.6
Revolving charge accounts	3,918.3	3,863.0	3,798.7
Wholesale receivables	8,428.8	8,706.8	10,299.5
Financing leases	743.6	751.6	716.9
Equipment on operating leases	5,257.2	5,530.5	5,323.3
Total Receivables and Leases	$38,906.5	$38,352.0	$38,735.0

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	August 2		November 3		July 28
	2020		2019		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$295.9	.88	$352.8	1.07	$349.0	1.04
Non-performing Receivables	302.3	.90	311.9	.95	334.4	1.00
Allowance for credit losses	140.6	.42	100.6	.31	110.4	.33

*   The delinquency status of receivables granted relief due to COVID is based on the modified payment schedule (See Note 4).

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

Deposits withheld from dealers and merchants amounted to $105.6 million at August 2, 2020, compared with $137.5 million at November 3, 2019 and $138.8 million at July 28, 2019. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	August 2, 2020		July 28, 2019
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(2.1)	(.05)	$(1.6)	(.04)
Construction and forestry	(2.9)	(.33)	(5.6)	(.73)
Total retail notes	(5.0)	(.10)	(7.2)	(.16)
Revolving charge accounts	(21.3)	(2.30)	(25.4)	(2.82)
Wholesale receivables	(.1)		(.1)
Financing leases	(.5)	(.28)	(.5)	(.30)
Total write-offs	(26.9)	(.33)	(33.2)	(.41)
Recoveries:
Retail notes:
Agriculture and turf	1.6	.04	1.4	.04
Construction and forestry	.5	.06	.4	.05
Total retail notes	2.1	.04	1.8	.04
Revolving charge accounts	8.1	.87	7.5	.84
Wholesale receivables	.4	.02	.4	.02
Financing leases	.3	.17	.1	.06
Total recoveries	10.9	.13	9.8	.13
Total net write-offs	$(16.0)	(.20)	$(23.4)	(.28)

	Nine Months Ended
	August 2, 2020		July 28, 2019
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(8.2)	(.07)	$(5.7)	(.05)
Construction and forestry	(30.1)	(1.18)	(14.7)	(.65)
Total retail notes	(38.3)	(.26)	(20.4)	(.15)
Revolving charge accounts	(50.1)	(2.06)	(50.8)	(2.11)
Wholesale receivables	(.9)	(.01)	(.1)
Financing leases	(1.3)	(.25)	(2.1)	(.41)
Total write-offs	(90.6)	(.37)	(73.4)	(.31)
Recoveries:
Retail notes:
Agriculture and turf	2.9	.02	4.1	.04
Construction and forestry	1.1	.04	.9	.04
Total retail notes	4.0	.03	5.0	.04
Revolving charge accounts	21.8	.90	17.5	.73
Wholesale receivables	1.3	.02	4.0	.06
Financing leases	.5	.10	.3	.06
Total recoveries	27.6	.11	26.8	.11
Total net write-offs	$(63.0)	(.26)	$(46.6)	(.20)

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; absence of employees due to illness; the impact of the pandemic on the financial condition and credit risk of the Company's customers and dealers, which could affect the demand for financing and lead to higher credit losses and losses on lease residual values; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; a resurgence in COVID cases following a reopening in any country, state, or region; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

During the first nine months of 2020, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,092.7 million in the first nine months of 2020. Net cash provided by financing activities totaled $161.7 million in the first nine months of 2020, resulting primarily from a net increase in payables to John Deere of $1,775.8 million, partially offset by a net decrease in total external borrowings of $1,342.2 million and dividends paid of $250.0 million. Net cash used for investing activities totaled $1,240.3 million in the first nine months of 2020, primarily due to the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $1,083.3 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $381.1 million, partially offset by a decrease in net wholesale receivables of $353.8 million. Cash, cash equivalents, and restricted cash increased $13.2 million during the first nine months of 2020.

During the first nine months of 2019, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $1,364.9 million in the first nine months of 2019. Net cash provided by financing activities totaled $2,627.5 million in the first nine months of 2019, resulting primarily from an increase in total external borrowings of $1,984.4 million and a net increase in payables to John Deere of $948.1 million, partially offset by dividends paid of $280.0 million. Net cash used for investing activities totaled $3,958.7 million in the first nine months of 2019, primarily due to an increase in net wholesale receivables of $2,362.5 million and the cost of equipment on operating leases acquired exceeding proceeds from sales of equipment on operating leases by $802.1 million and the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $668.7 million. Cash, cash equivalents, and restricted cash increased $27.4 million during the first nine months of 2019.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at August 2, 2020, November 3, 2019, and July 28, 2019 was $940.9 million, $1,345.5 million, and $1,026.1 million, respectively, while the total cash, cash equivalents, and marketable securities position was $627.3 million, $635.8 million, and $656.0 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $124.6 million, $134.7 million, and $157.1 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (See Note 5). At August 2, 2020, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At August 2, 2020, $2,068.0 million of short-term securitization borrowings were outstanding under the agreement.

During the first nine months of 2020, the Company issued $3,062.5 million and retired $5,008.7 million of long-term borrowings, which were primarily medium-term notes. During the first nine months of 2020, the Company also issued $3,274.3 million and retired $2,225.8 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,632.1 million. At August 2, 2020, the Company’s funding profile included $1,012.0 million of commercial paper and other notes payable, $5,324.1 million of securitization borrowings, $3,796.3 million of loans from John Deere, $25,402.3 million of unsecured term debt, and $4,173.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $35,534.7 million at August 2, 2020, compared with $34,362.2 million at November 3, 2019 and $34,757.0 million at July 28, 2019. Total short-term indebtedness amounted to $15,042.6 million at August 2, 2020, compared with $13,309.8 million at November 3, 2019 and $14,721.6 million at July 28, 2019. Total long-term indebtedness amounted to $20,492.1 million at August 2, 2020, compared with $21,052.4 million at November 3, 2019 and $20,035.4 million at July 28, 2019. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.5 to 1 at August 2, 2020, compared with 8.3 to 1 at November 3, 2019 and 8.5 to 1 at July 28, 2019.

Stockholder’s equity was $4,173.2 million at August 2, 2020, compared with $4,128.4 million at November 3, 2019 and $4,110.1 million at July 28, 2019. The increase in the first nine months of 2020 was primarily due to net income attributable to the Company of $271.3 million and a change in the cumulative translation adjustment of $28.2 million, partially offset by dividends paid of $250.0 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,071.1 million at August 2, 2020, $6,051.7 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at August 2, 2020 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2024, and $2,500.0 million, expiring in fiscal April 2025. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $250.0 million and $280.0 million in the first nine months of 2020 and 2019, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On August 27, 2020, Capital Corporation declared a $25.0 million dividend to be paid to JDFS on September 15, 2020. JDFS, in turn, declared a $25.0 million dividend to Deere & Company, also payable on September 15, 2020.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of August 2, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

COVID was identified in late 2019 and has spread globally. The rapid spread has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers. Countries around the world have been affected by the pandemic and have taken containment measures. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic caused a global recession and there is no certainty about when a sustained economic recovery may occur. The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Economic uncertainties could affect the value of the equipment financed or leased, the demand for financings and the financial condition and credit risk of our dealers and customers. Risks related to negative economic conditions are described in our risk factor titled “Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs for the Company and John Deere” under “Risk Factors” in our annual report on Form 10-K for the year ended November 3, 2019.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in such operations; additional closures as mandated or otherwise made necessary by governmental authorities; absence of employees due to illness; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; a resurgence in COVID cases following a reopening in any country, state, or region; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Item 3.     Defaults Upon Senior Securities.

Omitted pursuant to instruction H.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Certain instruments relating to long-term borrowings, constituting less than 10 percent of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the SEC.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 27, 2020	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer