Form 10-K
period 2020-11-01
DEERE JOHN CAPITAL CORP
filed 2020-12-17
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At November 29, 2020, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

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

Business of John Deere

John Deere’s operations are categorized into three major business segments:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including: large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural solutions and precision technologies; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, roadbuilding, material handling and timber harvesting, including: backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; milling machines; recyclers; slipform pavers; surface miners; asphalt pavers; compactors; tandem and static rollers; mobile crushers and screens; mobile and stationary asphalt plants; log skidders; feller bunchers; log loaders; log forwarders; log harvesters and related logging attachments; and precision technologies.

John Deere’s worldwide agriculture and turf and construction and forestry operations are sometimes collectively referred to as the “Equipment Operations.” The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products, primarily through John Deere-owned sales and service subsidiaries.

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

For fiscal 2020, worldwide net income attributable to Deere & Company was $2.751 billion, or $8.69 per share, compared with $3.253 billion, or $10.15 per share, in 2019.

John Deere’s net sales and revenues decreased 9 percent to $35.540 billion in 2020, compared with $39.258 billion in 2019. Net sales of Equipment Operations decreased in fiscal 2020 to $31.272 billion, compared with $34.886 billion last year.

Agriculture & turf sales decreased in 2020 due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Construction & forestry sales decreased in 2020 primarily due to lower shipment volumes and the unfavorable effect of currency translation, partially offset by price realization.

The financial services operations reported net income of $566 million for fiscal 2020 compared with $539 million in fiscal 2019. The increase was mainly due to lower impairments and reduced losses on operating lease residual values and income earned on a higher average portfolio, partially offset by a higher provision for credit losses, employee-separation expenses, and unfavorable financing spreads.

Market Conditions

Agriculture & Turf. Industry sales of agricultural equipment in the U.S. and Canada are forecast to increase 5 to 10 percent, driven by gains in larger models. Full year industry sales in Europe are forecast to be about the same as 2020 to 5 percent higher. In South America, industry sales of tractors and combines are forecast to be about 5 percent higher while Asian sales are expected to be slightly lower than 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2021.

Construction & Forestry. Full year 2021 North American construction equipment industry sales are expected to be down about 5 percent with sales of compact equipment up about 5 percent. Global forestry industry sales are forecast to be about the same to 5 percent higher in 2021.

Financial Services. Results for the full year 2021 are expected to benefit from favorable financing spreads, lower losses on operating lease residual values, and income earned on a higher average portfolio, partially offset by a higher provision for credit losses.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At November 1, 2020 and November 3, 2019, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

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

Finance Rates on Retail Notes

As of November 1, 2020 and November 3, 2019, approximately 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired and the average actual life for retail notes and leases liquidated (in months):

	Average Original Term		Average Actual Life
	2020	2019	2020	2019
Retail notes:	57	56	38	40
New equipment:
Agriculture and turf	58	57	36	38
Construction and forestry	49	48	37	38
Used equipment:
Agriculture and turf	60	59	42	46
Construction and forestry	49	47	31	33
Financing leases	35	34	31	31
Equipment on operating leases	43	40	35	35

Maturities

The following table presents the contractual maturities of Receivables and Leases owned by the Company at November 1, 2020 (in millions of dollars), and a summary of Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2020	2019	2018	2017	2016
Retail notes:
Agriculture and turf	$5,624.2	$11,601.1	$350.9	$449.4	$5.4	$18,031.0	$16,185.9	$15,179.2	$14,642.9	$14,965.8
Construction and forestry	1,549.6	2,259.7	.5	6.4		3,816.2	3,314.2	2,931.7	2,571.7	2,502.4
Total retail notes	$7,173.8	$13,860.8	$351.4	$455.8	$5.4	21,847.2	19,500.1	18,110.9	17,214.6	17,468.2
Revolving charge accounts						3,827.4	3,863.0	3,797.6	3,572.6	3,078.5
Wholesale receivables						7,093.3	8,706.8	7,967.6	6,894.3	6,562.5
Financing leases						789.4	751.6	770.6	714.2	605.3
Equipment on operating leases						5,297.8	5,530.5	5,102.5	4,718.3	4,396.2
Total Receivables and Leases						$38,855.1	$38,352.0	$35,749.2	$33,114.0	$32,110.7

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2020	2019	2018	2017	2016
U.S.	$33,407.7	$33,325.3	$31,087.7	$28,863.4	$28,640.7
Outside the U.S.	5,447.4	5,026.7	4,661.5	4,250.6	3,470.0
Total Receivables and Leases	$38,855.1	$38,352.0	$35,749.2	$33,114.0	$32,110.7

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

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2020	2019	2018	2017	2016
U.S.	$243.5	$285.2	$424.6	$373.5	$376.2
Outside the U.S.	68.4	67.6	58.6	28.5	25.1
Total	$311.9	$352.8	$483.2	$402.0	$401.3

Total non-performing Receivables, which represent Receivables for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2020	2019	2018	2017	2016
U.S.	$198.9	$232.8	$95.9	$85.2	$110.3
Outside the U.S.	63.6	79.1	46.1	22.6	13.9
Total	$262.5	$311.9	$142.0	$107.8	$124.2

The Company provided short-term relief to dealers and retail customers during 2020 due to the economic effects of COVID-19 (COVID). The delinquency status of Receivables granted relief due to COVID is based on the modified payment schedule (See Note 5). During the first quarter of 2019, the Company amended the timing in which finance income and lease revenue is generally suspended on retail notes, revolving charge accounts, and finance lease accounts from 120 days delinquent to 90 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change.

Write-offs and Recoveries

Total Receivable write-offs and recoveries, by product, were as follows (in millions of dollars):

	2020	2019	2018	2017	2016
Allowance for credit losses, beginning of year	$100.6	$106.7	$113.8	$111.7	$109.8

Provision for credit losses	89.4	45.4	47.2	70.3	68.8

Write-offs:
Retail notes:
Agriculture and turf	(13.7)	(8.0)	(6.4)	(17.0)	(10.5)
Construction and forestry	(33.2)	(20.7)	(15.7)	(21.2)	(19.4)
Total retail notes	(46.9)	(28.7)	(22.1)	(38.2)	(29.9)
Revolving charge accounts	(51.6)	(56.9)	(54.1)	(52.2)	(54.3)
Wholesale receivables	(.9)	(.3)	(1.1)	(.2)	(4.1)
Financing leases	(2.2)	(2.4)	(3.9)	(5.7)	(3.0)
Total write-offs	(101.6)	(88.3)	(81.2)	(96.3)	(91.3)

Recoveries:
Retail notes:
Agriculture and turf	4.2	6.0	4.7	5.8	4.3
Construction and forestry	1.7	1.3	1.7	2.0	1.5
Total retail notes	5.9	7.3	6.4	7.8	5.8
Revolving charge accounts	29.5	25.3	20.0	19.9	18.5
Wholesale receivables	1.3	4.1	.2		.1
Financing leases	.5	.3	.8	.3	.5
Total recoveries	37.2	37.0	27.4	28.0	24.9
Total net write-offs	(64.4)	(51.3)	(53.8)	(68.3)	(66.4)

Translation adjustments and other changes	3.5	(.2)	(.5)	.1	(.5)

Allowance for credit losses, end of year	$129.1	$100.6	$106.7	$113.8	$111.7

Total net write-offs as a percentage of average Receivables	.20%	.16%	.18%	.25%	.23%

Allowance as a percentage of total Receivables, end of year	.38%	.31%	.35%	.40%	.40%

Total Receivable write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2020	2019	2018	2017	2016
Allowance for credit losses, beginning of year	$19.5	$16.4	$13.8	$10.7	$10.8

Provision for credit losses	5.8	2.6	4.3	5.2	7.1

Write-offs	(10.1)	(3.7)	(2.7)	(3.1)	(7.3)
Recoveries	2.3	4.3	1.5	.8	.6
Total net write-offs	(7.8)	.6	(1.2)	(2.3)	(6.7)

Translation adjustments and other changes	3.5	(.1)	(.5)	.2	(.5)

Allowance for credit losses, end of year	$21.0	$19.5	$16.4	$13.8	$10.7

Total net write-offs (recoveries) as a percentage of average Receivables from outside the U.S.	.15%	(.01)%	.03%	.06%	.20%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.39%	.39%	.36%	.33%	.31%

Allowance for Credit Losses

The total Receivable allowance for credit losses, by product, at November 1, 2020, November 3, 2019, October 28, 2018, October 29, 2017, and October 30, 2016, and the Receivable portfolio, by product, as a percent of total portfolio is presented below (in millions of dollars):

	2020		2019		2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes:
Agriculture and turf	$19.9	54%	$19.8	49%	$20.3	49%	$29.6	52%	$29.5	54%
Construction and forestry	52.5	11	28.5	10	31.3	10	26.1	9	26.8	9
Total retail notes	72.4	65	48.3	59	51.6	59	55.7	61	56.3	63
Revolving charge accounts	42.3	11	39.3	12	42.3	12	39.7	13	39.7	11
Wholesale receivables	9.9	22	7.6	27	8.0	26	9.9	24	7.2	24
Financing leases	4.5	2	5.4	2	4.8	3	8.5	2	8.5	2
Total	$129.1	100%	$100.6	100%	$106.7	100%	$113.8	100%	$111.7	100%

The increase in the allowance for credit losses on construction and forestry retail notes during 2020 was primarily due to the negative economic effects related to COVID and other macroeconomic issues, which significantly affected certain retail borrowers, particularly of construction equipment. See Note 5 to the Consolidated Financial Statements for additional information.

The total Receivable allowance for credit losses, by geographic area, at November 1, 2020, November 3, 2019, October 28, 2018, October 29, 2017, and October 30, 2016, and the Receivable portfolio, by geographic area, as a percent of total portfolio is presented below (in millions of dollars):

	2020		2019		2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$108.1	84%	$81.1	85%	$90.3	85%	$100.0	85%	$101.0	88%
Outside the U.S.	21.0	16	19.5	15	16.4	15	13.8	15	10.7	12
Total	$129.1	100%	$100.6	100%	$106.7	100%	$113.8	100%	$111.7	100%

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

The total allowance reflects management’s estimate of credit losses inherent in the Receivable portfolio at the balance sheet date. See further discussion of the allowance for credit losses in the Critical Accounting Policies.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged, and other finance terms. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2020 and 2019.

The Company emphasizes convenient service to customers and endeavors to offer terms desired in its specialized markets, such as seasonal schedules of repayment and rentals. The Company’s retail finance rates and lease rates are generally believed to be in the range offered by other sales finance and leasing companies, although not as low as those of some banks and other lenders and lessors.

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

In fiscal 2020, compliance with the regulations applicable to the Company did not have a material effect on capital expenditures, earnings, or competitive position. The Company does not expect to incur material capital expenditures for environmental control facilities during fiscal 2021. Additional information about the impact of government regulations on the Company's business is included in Item 1A. “Risk Factors” under the headings Geopolitical Uncertainties; Data Security and Privacy; Environmental, Climate and Weather Risks; and Bribery and Corruption Risks.

Human Capital

The Company’s employees, its human capital, are guided by John Deere’s higher purpose: We run so life can leap forward. The employees are further guided by John Deere’s code of business conduct, helping them to uphold and strengthen the standards of honor and integrity that have defined John Deere since its founding. In their everyday work, employees embody John Deere’s core values of integrity, quality, commitment and innovation, and in doing so, directly contribute to John Deere’s long-standing character and reputation.

Employees take pride in their work and value learning from one another. While they hold many values in common, the Company’s employees appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds. The Company encourages employees to become involved in their communities and many employees do contribute their time and talents to community efforts. The Company’s employees contribute to its efforts to provide a safe and healthy workplace for all, especially through 2020. At November 1, 2020, the Company had 1,498 full-time and part-time employees.

Item 1A.  Risk Factors.

The Company is a subsidiary of JDFS, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with Deere & Company. See “Relationships of the Company with John Deere” on page 3 for additional information regarding the relationship between the Company and Deere & Company.

The following risks are considered material to the Company’s business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 24-25, the Notes to Consolidated Financial Statements beginning on page 38, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements that relate to future events, expectations, trends, and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

Risks Related to the COVID Pandemic

The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows.

COVID was identified in late 2019 and has spread globally. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and business closures. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers. Countries around the world have been affected by the pandemic and have taken containment actions. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic caused a global recession and there is no certainty about when a sustained economic recovery may occur. The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Economic uncertainties could affect the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: the duration and impact of the resurgence in COVID cases in any country, state, or region; prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in such operations; additional closures as mandated or otherwise made necessary by governmental authorities; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; absence of employees due to illness; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

The ultimate magnitude of COVID effects, including the extent of its impact on the Company’s financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s services, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Geopolitical Uncertainties

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade), and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, or those of its customers, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions for violations. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These trade restrictions, and changes in or uncertainty surrounding global trade policies may affect John Deere’s competitive position. Furthermore, market access and the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure.

Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment.

Furthermore, embargoes, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of John Deere products and expose John Deere to potential criminal and civil sanctions. Embargoes, sanctions, and export control laws are changing rapidly for certain geographies, including with respect to Russia, China, Venezuela, and Nicaragua. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect John Deere’s ability to collect receivables, provide aftermarket and warranty support for John Deere equipment, sell products, and otherwise impact Deere’s reputation and business. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could harm John Deere’s and the Company’s reputation and business, and may subject John Deere or the Company to civil and criminal sanctions, any of which could have a material adverse effect on John Deere’s or the Company’s results of operations and financial condition.

Greater political, economic, and social uncertainty and the evolving globalization of businesses could significantly change the dynamics of John Deere’s and the Company’s competition, customer base, and product offerings and impact John Deere’s and the Company’s growth opportunities globally.

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

Uncertain Economic Conditions

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs for the Company and John Deere.

The demand for the Company’s and John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues, and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. As discussed under Risks Related to the COVID Pandemic–The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows, the COVID pandemic caused a global recession and significantly increased economic and demand uncertainty. Sustained negative economic conditions and outlook affect housing starts, energy demand, and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s and John Deere’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for the Company’s and John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty following the withdrawal of the United Kingdom from the European Union, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s and John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone, and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of the Company’s and John Deere’s customers, suppliers, and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere’s products.

Financial Risks

Because the Company is subject to interest rate risks, changes in interest rates can reduce demand for equipment, adversely affect interest margins, and limit access to capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to the Company. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company because such costs affect the Company’s ability to offer customers competitive financing rates. While the Company strives to match the interest rate characteristics of our financial assets and liabilities, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

Changes in government banking, monetary, and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. The Company’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development. The Company’s and John Deere’s operations, including those outside of the United States, may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

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

Because the Company is a financing company, negative economic conditions in the financial industry could materially impact the Company’s operations and financial results.

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for the Company that may not yet be reasonably predicted.

The Company has outstanding debt, derivative and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, the effects of any phase out of LIBOR or any adoption of alternative benchmark rates are still unclear. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Market Conditions

John Deere’s ability to understand its customers’ specific preferences and requirements, and to develop, manufacture, and market products that meet customer demand, could significantly affect its business results.

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

Changing worldwide demand for food and different forms of bio-energy could affect the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards. These changes could have a negative effect on the Company’s results.

Data Security and Privacy

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers or other purchasers of John Deere equipment. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including intellectual property,  proprietary business information, as well as personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee or supplier error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business, results of operations and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, the Company may need to invest additional resources to protect the security of its systems.

The Company is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection and any inability or perceived inability of the Company to address these requirements could adversely affect our business.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personal information and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of personal information and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation and the California Consumer Privacy Act impose stringent data protection requirements and provide significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in 2021. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Human Capital Risks

The Company’s ability to attract, develop, engage, and retain qualified employees could impact its ability to execute its strategy.

The Company’s continued success depends, in part, on its ability to identify and attract qualified candidates with the requisite education, background and experience. Further, the Company’s success depends, in part, on its ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate and retain qualified employees, could impair the Company’s ability to execute its business strategy, and could adversely affect the Company’s business. In addition, while the Company strives to reduce the impact of the departure of employees, the Company’s operations or ability to execute its business strategy may be impacted by the loss of employees, particularly when departures involve groups of employees, such as the voluntary and involuntary separation programs in fiscal 2020. Employee separation programs may adversely affect the Company through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to reorganizing and reassigning job roles and responsibilities. The Company’s ability to meet its business objectives may be affected by the departure of employees, and the expected cost savings of the employee separation programs may not be achieved due to delays or other factors. Further, the departure of groups of employees could increase the risk to the Company of claims or litigation from former employees.

Environmental, Climate, and Weather Risks

Unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect John Deere’s and the Company’s business.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity, and crop quality. Natural calamities such as regional floods, hurricanes or other storms, droughts, diseases, and pests can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment and the financial condition and credit risk of our dealers and customers. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

New or more stringent greenhouse gas emission standards designed to address climate change could increase costs to John Deere and the physical effects attributed to climate change could further impact its facilities, suppliers and customers.

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase John Deere’s operating costs through higher utility, transportation and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers and therefore on John Deere’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include extreme weather events and long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for John Deere’s products and the financial performance of John Deere’s and the Company’s operations.

Bribery and Corruption Risks

The Company is subject to extensive anti-corruption laws and regulations, the violation of which could adversely affect the Company.

The Company’s global operations must comply with all applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Although the Company has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on the Company’s reputation, business, and results of operations and financial condition.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2020 and 2019, Capital Corporation declared and paid cash dividends of $275.0 million and $330.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.
(b)	Not applicable.
(c)	Not applicable.

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

Agriculture & Turf. John Deere’s agriculture and turf equipment sales decreased 6 percent in 2020. Industry agricultural machinery sales in the U.S. and Canada for 2021 are forecast to increase 5 to 10 percent, compared to 2020. Industry sales in Europe are forecast to be about the same to 5 percent higher, and South American industry sales of tractors and combines are forecast to be about 5 percent higher in 2021. Asian sales are also forecast to be slightly lower. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher.

Construction & Forestry. John Deere’s construction and forestry sales decreased 20 percent in 2020. On an industry basis, North American construction equipment sales are expected to be down about 5 percent with sales of compact equipment up about 5 percent. Global forestry industry sales are expected to be about the same to about 5 percent higher than 2020 sales.

Items of concern include uncertainty of the effectiveness of governmental and private sector actions to address COVID, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact John Deere’s and the Company’s results. The future financial effects of COVID are unknown due to many factors. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

In the face of the ongoing challenges associated with managing the global pandemic, John Deere was able to complete a successful year and is positioned to continue providing differentiated solutions for customers. John Deere expects to benefit from improving conditions in the farm economy and stabilization in construction and forestry markets.

COVID Effects and Actions

During 2020, the effects of COVID and the related actions of governments and other authorities to contain COVID, have affected the Company’s operations, results, cash flows, and forecasts.

The Company’s first priority in addressing the effects of COVID continues to be the health, safety, and overall welfare of its employees. The Company effectively activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world.

The economic effects of COVID have reduced customer demand for some of John Deere’s products and services, particularly construction and forestry equipment, which resulted in lower shipment volumes. During most of 2020, all of John Deere’s factories have operated, some at reduced capacity due to component shortages or lower demand. As a result, the Company’s acquisition volume of wholesale receivables decreased during 2020. However, the Company’s acquisition volume of Receivables and Leases (excluding wholesale) was slightly higher in 2020 when compared to 2019.

The Company worked closely with its customers, including John Deere dealers and retail customers, during 2020 and, as necessary, provided short-term relief on obligations owed to the Company in response to the economic effects of COVID on customers. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail customers, the relief generally included payment deferrals of three months or less and primarily related to construction accounts. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets and primarily related to agriculture and turf dealers. The Receivables and Leases granted relief represented approximately 4 percent of the Receivable and Lease portfolio at November 1, 2020 (See Notes 5 and 7).

2020 Compared with 2019

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	2020	2019
Total revenues	$2,807.6	$2,890.3
Net income attributable to the Company	425.0	419.2

Total revenues decreased in 2020 due to lower financing rates, partially offset by a higher average portfolio. Net income in 2020 was about the same as in 2019 with lower impairments and reduced losses on operating lease residual values, and income from a higher average portfolio, largely offset by a higher provision for credit losses and unfavorable financing spreads. The 2019 net income was also affected by favorable discrete adjustments to the provision for income taxes.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	2020	2019	% Change
Finance income earned from:
Retail notes	$941.4	$919.3	2
Revolving charge accounts	333.8	346.2	(4)
Wholesale receivables	385.0	535.4	(28)
Lease revenues	1,088.9	1,009.8	8

Finance income on retail notes increased slightly in 2020 due to higher average portfolio, partially offset by lower average financing rates. Finance income on revolving charge accounts decreased in 2020 primarily due to lower average financing rates, while finance income on wholesale receivables decreased due to lower average financing rates and lower average portfolio. The increase in lease revenues was primarily due to higher lease payments, higher compensation from John Deere on operating leases, and higher average portfolio balances.

Revenues earned from John Deere totaled $669.5 million in 2020, compared with $746.0 million in 2019. The decrease was primarily the result of lower compensation paid by John Deere for waived or reduced finance charges on wholesale receivables due to lower average financing rates and lower average portfolio. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	2020	2019	% Change
Interest expense	$743.9	$987.8	(25)
Administrative and operating expenses	470.6	533.0	(12)
Provision for credit losses	89.4	45.4	97
Depreciation of equipment on operating leases	845.1	743.6	14
Provision for income taxes	134.1	95.5	40

The decrease in interest expense was primarily due to lower average borrowing rates.

The decrease in administrative and operating expenses was primarily due to lower impairments and reduced losses on operating lease residual values, partially offset by foreign exchange losses and higher employee-separation expenses.

The provision for credit losses increased primarily due to an increase in the allowance for credit losses and higher net write-offs of retail notes. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was .27 percent for 2020 and .14 percent for 2019.

The depreciation of equipment on operating leases increased primarily due to updated depreciation estimates and higher average balances of equipment on operating leases.

The higher provision for income taxes in 2020 was primarily related to favorable discrete tax adjustments in the prior year as well as a higher effective tax rate and higher pretax income in the current year. See Note 15 to the Consolidated Financial Statements for additional information.

Receivables and Leases Acquired and Held

For the fiscal years ended November 1, 2020 and November 3, 2019, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
			%			%
	2020	2019	Change	2020	2019	Change
Retail notes:
Agriculture and turf	$9,581.7	$8,384.5	14	$18,031.0	$16,185.9	11
Construction and forestry	2,175.1	2,029.5	7	3,816.2	3,314.2	15
Total retail notes	11,756.8	10,414.0	13	21,847.2	19,500.1	12
Revolving charge accounts	6,833.4	6,817.7		3,827.4	3,863.0	(1)
Financing leases	490.6	464.2	6	789.4	751.6	5
Equipment on operating leases	1,911.8	2,399.9	(20)	5,297.8	5,530.5	(4)
Total Receivables and Leases (excluding wholesale)	$20,992.6	$20,095.8	4	$31,761.8	$29,645.2	7

Retail notes bearing fixed finance rates totaled approximately 95 percent of the total retail note portfolio at November 1, 2020 and November 3, 2019.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	2020		2019
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$311.9	.93	$352.8	1.07
Non-performing Receivables *	262.5	.78	311.9	.95
Allowance for credit losses	129.1	.38	100.6	.31

*             The delinquency status of Receivables granted relief due to COVID is based on the modified payment schedule (See Note 5).

Receivables 30 days or more past due continue to accrue finance income. The Company ceases to accrue finance income once Receivables are considered non-performing. An allowance for credit losses is recorded for the estimated uncollectible amount. The allowance for credit losses is subject to an ongoing evaluation based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company believes its allowance is sufficient to provide for losses inherent in its existing Receivable portfolio. See Note 5 for additional information related to the allowance for credit losses.

Deposits withheld from dealers and merchants, representing mainly the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged, amounted to $114.8 million at November 1, 2020, compared with $137.5 million at November 3, 2019.

2019 Compared with 2018

The comparison of the 2019 results with 2018 can be found under the heading “2019 Compared with 2018” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2019 Form 10-K, which comparison is incorporated by reference herein.

Capital Resources and Liquidity

The cash provided by operating activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,450.2 million in 2020. Cash used for investing activities totaled $1,335.6 million in 2020, primarily due to the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $2,291.1 million and the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $570.3 million, partially offset by a decrease in wholesale receivables of $1,649.1 million. Cash used for financing activities totaled $55.7 million, resulting primarily from a net decrease in total external borrowings of $3,047.8 million and dividends paid of $275.0 million, partially offset by an increase in payables to John Deere of $3,291.8 million. Cash, cash equivalents, and restricted cash increased $58.5 million during 2020.

Over the last three years, operating activities have provided $4,399.3 million in cash. In addition, an increase in total borrowings of $5,083.3 million provided cash inflows. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sale of equipment on operating leases by $8,443.2 million, and to pay $980.0 million in dividends. Cash, cash equivalents, and restricted cash decreased $412.0 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at November 1, 2020 and November 3, 2019 was $125.0 million and $1,345.5 million, respectively, while the total cash, cash equivalents, and marketable securities position was $676.8 million and $635.8 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $163.7 million and $134.7 million at November 1, 2020 and November 3, 2019, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (See Note 6). At November 1, 2020, this facility had a total capacity, or “financing limit,” of $3,500.0 million of secured financings at any time. The facility was renewed in November 2020 with a capacity of $2,000 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At November 1, 2020, $1,802.3 million of short-term securitization borrowings was outstanding under the agreement.

During 2020, the Company issued $3,561.9 million and retired $5,719.7 million of long-term borrowings, which were primarily medium-term notes. During 2020, the Company also issued $3,274.3 million and retired $2,895.2 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,259.9 million. At November 1, 2020, the Company’s funding profile included $187.5 million of commercial paper and other notes payable, $4,656.2 million of securitization borrowings, $5,249.5 million of intercompany loans from John Deere, $25,052.7 million of unsecured term debt, and $4,298.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $35,145.9 million at November 1, 2020, compared with $34,362.2 million at November 3, 2019. Total short-term indebtedness amounted to $15,834.8 million at November 1, 2020, compared with $13,309.8 million at November 3, 2019. Total long-term indebtedness amounted to $19,311.1 million at November 1, 2020, compared with $21,052.4 million at November 3, 2019. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.2 to 1 and 8.3 to 1 at November 1, 2020 and November 3, 2019, respectively.

Stockholder’s equity was $4,298.2 million at November 1, 2020, compared with $4,128.4 million at November 3, 2019. The increase in 2020 was primarily due to net income attributable to the Company of $425.0 million and a change in the cumulative translation adjustment of $18.9 million, partially offset by dividend payments of $275.0 million.

Capital Corporation declared and paid cash dividends to JDFS of $275.0 million in 2020 and $330.0 million in 2019. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,062.5 million at November 1, 2020, $6,801.2 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at November 1, 2020 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2024, and $2,500.0 million, expiring in fiscal April 2025. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Market Conditions,” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; and retaliatory actions to such changes in trade, banking, monetary and fiscal policies. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to and compliance with privacy regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; actions by other regulatory bodies; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including the COVID pandemic) and government and industry responses to epidemics such as travel restrictions and extended shut down of businesses.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: the duration and impact of the resurgence in COVID cases in any country, state, or region; prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in our operations; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; additional closures as mandated or otherwise made necessary by governmental authorities; absence of employees due to illness; the impact of the pandemic on the financial condition and credit risk of the Company’s customers and dealers, which could affect the demand for financing and lead to higher credit losses and losses on lease residual values; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Off-Balance-Sheet Arrangements

The Company had other miscellaneous contingencies at November 1, 2020 that were not material and for which it believes the probability for payment is substantially remote. The Company had no accrued liability at November 1, 2020 related to these contingencies.

Aggregate Contractual Obligations

The payment schedule for the Company’s contractual obligations at November 1, 2020 in millions of dollars is as follows:

			Less than	2 & 3	4 & 5	More than
	Total		1 year	years	years	5 years
On-balance-sheet
Total debt *	$34,546.9	**	$13,524.4	$12,420.9	$4,495.7	$4,105.9
Interest relating to debt ***	1,399.9		484.3	493.0	206.7	215.9
Accounts payable	160.2		160.2
Deposits withheld from dealers and merchants	114.8		41.9	51.0	19.9	2.0
Operating leases	5.4		1.3	1.9	1.8	.4
Off-balance-sheet
Purchase obligations	12.5		3.5	4.2	3.2	1.6
Total	$36,239.7		$14,215.6	$12,971.0	$4,727.3	$4,325.8

*             Principal payments.

**        Payments related to securitization borrowings of $4,661.3 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (See Note 9).

***         Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $33.3 million at November 1, 2020 since the timing of future payments is not reasonably estimable at this time (See Note 15). It also does not include unused commitments to extend credit to customers and John Deere dealers as discussed in Note 18 to the Consolidated Financial Statements. For additional information regarding short-term borrowings and long-term borrowings, see Notes 9 and 10, respectively, to the Consolidated Financial Statements.

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

The total allowance for credit losses at November 1, 2020, November 3, 2019, and October 28, 2018 was $129.1 million, $100.6 million, and $106.7 million, respectively. The allowance increase in 2020 was primarily due to the negative economic effects related to COVID and other macroeconomic issues, which have significantly affected certain retail borrowers, particularly of construction equipment (See Note 5). The allowance decreased in 2019 due primarily to decreases in loss experience.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the Receivable portfolios represents one factor used in determining the allowance for credit losses. Compared to the average loss experience over the last five fiscal years, this percent has varied by an average of approximately plus or minus .03 percent. Holding other factors constant, if this estimated loss experience on the Receivable portfolio were to increase or decrease .03 percent, the allowance for credit losses at November 1, 2020 would increase or decrease by approximately $9.9 million.

Operating Lease Residual Values

The carrying value of the equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sale price. The estimated residual values are based on several factors, including lease term, expected hours of usage, historical wholesale sales prices, return experience, intended equipment use, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests carrying value of its operating leases when events or circumstances necessitate. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases. The total operating lease residual values at November 1, 2020, November 3, 2019, and October 28, 2018 were $3,826.3 million, and $3,876.5 million, and $3,740.9 million, respectively.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $131.2 million.

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at November 1, 2020 and November 3, 2019, would have been approximately $126.7 million and $87.9 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 1, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2020, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of November 1, 2020, the Company’s internal control over financial reporting was effective.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended November 1, 2020 and November 3, 2019, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended November 1, 2020 and November 3, 2019, were $3.4 million and $3.2 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for the fiscal years ended November 1, 2020 and November 3, 2019 were $.2 million in both years. These services included various attest services.

Tax Fees

There were no aggregate fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended November 1, 2020 and November 3, 2019.

All Other Fees

There were no aggregate fees billed by Deloitte & Touche for services not included above for the fiscal years ended November 1, 2020 and November 3, 2019.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2020 proxy statement. During the fiscal year ended November 1, 2020, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 31.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 71.

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

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of November 1, 2020 and November 3, 2019, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years ended November 1, 2020, November 3, 2019 and October 28, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2020 and November 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 2020, November 3, 2019 and October 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

December 17, 2020

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(in millions)

	2020	2019	2018
Revenues
Finance income earned on retail notes	$941.4	$919.3	$765.9
Revolving charge account income	333.8	346.2	330.3
Finance income earned on wholesale receivables	385.0	535.4	447.0
Lease revenues	1,088.9	1,009.8	910.2
Other income	58.5	79.6	78.8
Total revenues	2,807.6	2,890.3	2,532.2
Expenses
Interest expense	743.9	987.8	737.2
Operating expenses:
Administrative and operating expenses	470.6	533.0	402.1
Fees paid to John Deere	101.6	67.5	79.0
Provision for credit losses	89.4	45.4	47.2
Depreciation of equipment on operating leases	845.1	743.6	686.8
Total operating expenses	1,506.7	1,389.5	1,215.1
Total expenses	2,250.6	2,377.3	1,952.3
Income of consolidated group before income taxes	557.0	513.0	579.9
Provision (credit) for income taxes	134.1	95.5	(217.2)
Income of consolidated group	422.9	417.5	797.1
Equity in income of unconsolidated affiliate	2.2	1.8	1.9
Net income	425.1	419.3	799.0
Less: Net income (loss) attributable to noncontrolling interests	.1	.1	(.2)
Net income attributable to the Company	$425.0	$419.2	$799.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(in millions)

	2020	2019	2018

Net income	$425.1	$419.3	$799.0

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	18.9	(7.7)	(20.7)
Unrealized gain (loss) on derivatives	.3	(21.8)	9.1
Unrealized gain (loss) on debt securities	.4	(2.0)
Other comprehensive income (loss), net of income taxes	19.6	(31.5)	(11.6)

Comprehensive income of consolidated group	444.7	387.8	787.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	.1	.1	(.2)
Comprehensive income attributable to the Company	$444.6	$387.7	$787.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of November 1, 2020 and November 3, 2019

(in millions)

	2020	2019
Assets
Cash and cash equivalents	$674.6	$632.6
Marketable securities	2.2	3.2
Receivables:
Retail notes	17,158.0	15,150.5
Retail notes securitized	4,689.2	4,349.6
Revolving charge accounts	3,827.4	3,863.0
Wholesale receivables	7,093.3	8,706.8
Financing leases	789.4	751.6
Total receivables	33,557.3	32,821.5
Allowance for credit losses	(129.1)	(100.6)
Total receivables – net	33,428.2	32,720.9
Other receivables	88.1	75.1
Receivables from John Deere	583.2	331.9
Equipment on operating leases – net	5,297.8	5,530.5
Notes receivable from John Deere	350.0	291.7
Investment in unconsolidated affiliate	19.3	16.4
Deferred income taxes	27.1	33.2
Other assets	386.7	454.4
Total Assets	$40,857.2	$40,089.9

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$187.5	$1,460.9
Securitization borrowings	4,656.2	4,277.0
John Deere	5,249.5	1,855.3
Current maturities of long-term borrowings	5,741.6	5,716.6
Total short-term borrowings	15,834.8	13,309.8
Other payables to John Deere	30.1	47.4
Accounts payable and accrued expenses	922.3	886.7
Deposits withheld from dealers and merchants	114.8	137.5
Deferred income taxes	345.9	527.7
Long-term borrowings	19,311.1	21,052.4
Total liabilities	36,559.0	35,961.5
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	2,891.6	2,741.6
Accumulated other comprehensive income (loss)	(77.8)	(97.4)
Total Company stockholder’s equity	4,296.6	4,127.0
Noncontrolling interests	1.6	1.4
Total stockholder’s equity	4,298.2	4,128.4
Total Liabilities and Stockholder’s Equity	$40,857.2	$40,089.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(in millions)

	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$425.1	$419.3	$799.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89.4	45.4	47.2
Provision for depreciation and amortization	861.6	765.1	709.7
Provision (credit) for deferred income taxes	(175.6)	(286.5)	3.7
Impairment charges	30.8	77.4
Undistributed earnings of unconsolidated affiliate	(2.0)	(1.6)	(1.8)
Change in accounts payable and accrued expenses	(25.1)	85.9	63.7
Change in accrued income taxes payable/receivable	45.7	444.0	(496.3)
Other	200.3	211.1	63.8
Net cash provided by operating activities	1,450.2	1,760.1	1,189.0

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(19,060.0)	(17,714.8)	(16,435.7)
Collections of receivables (excluding wholesale)	16,768.9	16,097.1	15,085.2
Decrease (increase) in wholesale receivables – net	1,649.1	(758.8)	(1,132.1)
Cost of equipment on operating leases acquired	(1,904.9)	(2,466.9)	(2,204.8)
Proceeds from sales of equipment on operating leases	1,334.6	1,213.6	1,086.3
Cost of notes receivable acquired from John Deere	(198.1)	(126.6)	(58.3)
Collections of notes receivable from John Deere	110.7	36.5	8.5
Purchases of marketable securities		(11.0)
Proceeds from maturities and sales of marketable securities		5.1
Other	(35.9)	(52.6)	(35.1)
Net cash used for investing activities	(1,335.6)	(3,778.4)	(3,686.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(1,269.1)	(658.5)	92.0
Increase (decrease) in securitization borrowings – net	379.1	395.8	(237.0)
Increase in payable to John Deere – net	3,291.8	491.8	832.5
Proceeds from issuance of long-term borrowings	3,561.9	6,743.9	6,818.0
Payments of long-term borrowings	(5,719.7)	(4,583.3)	(5,055.9)
Dividends paid	(275.0)	(330.0)	(375.0)
Capital investment from John Deere	.1	.6	.4
Debt issuance costs	(24.8)	(31.8)	(29.0)
Net cash provided by (used for) financing activities	(55.7)	2,028.5	2,046.0

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(.4)	(11.1)	(18.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	58.5	(.9)	(469.6)
Cash, cash equivalents, and restricted cash at beginning of year	710.9	711.8	1,181.4
Cash, cash equivalents, and restricted cash at end of year	$769.4	$710.9	$711.8

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 28, 2018, November 3, 2019, and November 1, 2020

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 29, 2017	$3,657.2	$1,482.8	$2,229.7	$(55.8)	$.5
Net income (loss)	799.0		799.2		(.2)
Other comprehensive loss	(11.6)			(11.6)
Dividends declared	(375.0)		(375.0)
Capital investment	.4				.4
ASU No. 2018-02 adoption			(1.5)	1.5
Balance October 28, 2018	4,070.0	1,482.8	2,652.4	(65.9)	.7
Net income	419.3		419.2		.1
Other comprehensive loss	(31.5)			(31.5)
Dividends declared	(330.0)		(330.0)
Capital investment	.6				.6
Balance November 3, 2019	4,128.4	1,482.8	2,741.6	(97.4)	1.4
Net income	425.1		425.0		.1
Other comprehensive income	19.6			19.6
Dividends declared	(275.0)		(275.0)
Capital investment	.1				.1
Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6

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

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2020, 2019, and 2018 were November 1, 2020, November 3, 2019, and October 28, 2018, respectively. Fiscal years 2020 and 2018 contained 52 weeks compared to 53 weeks in fiscal year 2019.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. See Note 6 for more information on these SPEs.

Note 2. Summary of Significant Accounting Policies

The following are significant accounting policies in addition to those included in other Notes to the Consolidated Financial Statements.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The COVID-19 (COVID) pandemic has resulted in uncertainties in the Company’s business, which may result in actual outcomes differing from those estimates.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (See Note 6). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Retail notes securitized.” The Company recognizes finance income over the lives of these receivables using the interest method.

Depreciation

Equipment on operating leases is depreciated over the terms of the leases using the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (See Notes 7 and 20).

Fees Paid to John Deere

Fees paid to John Deere include corporate support fees and interest on intercompany borrowings from John Deere based on approximate market rates.

Derivative Financial Instruments

The Company’s policy is derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the functional currencies.

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as a cash flow hedge, fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued (See Note 21).

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange derivative contracts are included in net income. The pretax net losses for foreign exchange in 2020 and 2018 were $18.8 million and $11.4 million, respectively. The pretax net gain for foreign exchange in 2019 was $3.9 million.

Note 3. New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (ASC) 840, Leases. This ASU was adopted using a modified-retrospective approach. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU did not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU adds new disclosures about the Company’s leasing activities. The Company elected the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. In addition, the Company elected to combine lease and nonlease components for all asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases. Upon adoption of the ASU, the Company recorded right of use assets and lease liabilities for operating leases of $5.1 million and $5.1 million, respectively. The right of use assets are recorded in other assets and the lease liabilities are recorded in accounts payable and accrued expenses on the consolidated balance sheet. Since the right of use assets and lease liabilities are not significant, no further lessee disclosures have been included in the Notes to the Consolidated Financial Statements. See Note 7 for additional disclosures related to lessor arrangements. The adoption did not have a material effect on the Company’s operating results or cash flows.

The Company also adopted the following standards in 2020, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates
No. 2019-04

Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption was for clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

No. 2020-04	Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU, along with related amendments, revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash.

The Company holds deposits from dealers (dealer deposits) to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and credit insurance contracts will be presented in other income and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU will also modify the treatment of the estimated write-off of delinquent receivables by no longer including the estimated benefit of charges to the dealer deposit in the write-off amount (see Note 5). This change will increase the estimated write-offs on delinquent receivables with the benefit of credit losses recovered from dealer deposits also presented in other income. This benefit in both situations will be recorded when the dealer deposits are charged and no longer based on estimated recoveries.

The ASU also requires additional disclosures about significant estimates and credit quality. The effective date is the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach resulting in an estimated after-tax reduction to retained earnings of $25 million.

The Company will also adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates
No. 2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
No. 2019-04	Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

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

Retail notes receivable by product category at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020		2019
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf – new	$10,154.9	$1,812.1	$8,959.8	$1,612.7
Agriculture and turf – used	4,385.1	2,321.6	4,033.2	2,186.0
Construction and forestry – new	2,568.8	535.7	2,255.3	561.9
Construction and forestry – used	692.1	117.3	519.6	89.8
Total	17,800.9	4,786.7	15,767.9	4,450.4
Unearned finance income	(642.9)	(97.5)	(617.4)	(100.8)
Retail notes receivable	$17,158.0	$4,689.2	$15,150.5	$4,349.6

Retail notes acquired by the Company had an average original term (based on dollar amounts) of 57 months for the year ended November 1, 2020 and 56 months for the years ended November 3, 2019 and October 28, 2018. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2020, 2019, and 2018 was 38 months, 40 months, and 41 months, respectively.

Gross retail note installments at November 1, 2020 and November 3, 2019 were scheduled to be received as follows (in millions of dollars):

	2020		2019
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$5,466.8	$1,950.2	$5,346.7	$2,041.4
13-24 months	4,397.4	1,347.8	3,856.9	1,200.5
25-36 months	3,501.9	888.3	3,031.4	770.7
37-48 months	2,502.6	460.0	2,076.1	368.6
49-60 months	1,462.1	129.2	1,150.0	66.9
Over 60 months	470.1	11.2	306.8	2.3
Total	$17,800.9	$4,786.7	$15,767.9	$4,450.4

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture (new and used):
Seasonal payments	20%	3 - 7 years
Monthly payments	10%	36 - 84 months
Turf (new and used):
Seasonal payments	10%	3 - 7 years
Monthly payments	0%	36 - 84 months
Construction and forestry:
New	10%	24 - 60 months
Used	15%	36 - 60 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2020, the average effective yield on retail notes held by the Company was approximately 4.7 percent, compared with 5.0 percent in 2019 and 4.5 percent in 2018. Finance income on variable-rate retail notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. The portions of the Company’s finance income earned that were received from John Deere on retail notes containing waiver of finance charges or reduced rates were 36 percent, 36 percent, and 37 percent in 2020, 2019, and 2018, respectively. During 2020, 2019, and 2018, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $339.5 million, $334.8 million, and $282.5 million, respectively.

A deposit is withheld by the Company on certain John Deere agriculture and turf equipment retail notes originating from dealers. Any subsequent retail note losses, subject to certain limitations by customer, are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. To the extent that these deposits withheld from the dealer from whom the retail note was acquired cannot absorb a loss on a retail note, it is charged against the Company’s allowance for credit losses. There is generally no withholding of dealer deposits on John Deere construction and forestry equipment retail notes.

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In certain markets, the customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan. John Deere Financial Multi-Use Account is primarily used by farmers and ranchers to finance parts and services from John Deere dealers, as well as crop inputs, such as seed, fertilizer, and crop protection from agribusiness merchants. Merchants, including agribusinesses and dealers, offer John Deere Financial Multi-Use Account as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial Multi-Use Account income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance parts and services. John Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from sponsoring merchants.

During 2020, 2019, and 2018, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $15.2 million, $14.1 million, and $12.7 million, respectively. Revolving charge accounts receivable at November 1, 2020 and November 3, 2019 totaled $3,827.4 million and $3,863.0 million, and were net of unearned interest income of $58.9 million and $59.8 million for the same periods, respectively. Generally, account holders may pay the account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also finances wholesale inventories of John Deere agriculture and turf equipment and construction and forestry equipment for dealers of those products in the form of wholesale receivables. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other collateral. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at November 1, 2020 and November 3, 2019 totaled $7,093.3 million and $8,706.8 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2020, 2019, and 2018, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $228.8 million, $320.0 million, and $285.0 million, respectively.

Financing Leases

The Company leases agriculture and turf equipment and construction and forestry equipment directly to retail customers. Leases classified as sales-type or direct financing leases are reported in financing leases on the consolidated balance sheet. See Note 7 to the Consolidated Financial Statements for detailed disclosures related to financing leases.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry sectors as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral a security interest in the goods associated with those Receivables or with the use of other collateral.

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

Due to the significant, negative effects of COVID, the Company provided short-term relief to dealers and retail customers during 2020. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. For retail receivable customers, which include retail notes, financing leases, and revolving charge accounts, the relief generally included payment deferrals of three months or less. The retail receivables granted relief, which were primarily construction accounts, represented approximately 4 percent of the retail receivables balance at November 1, 2020. The relief provided to dealers generally included payment deferrals of three months or less and short-term interest rate reductions in certain markets. The wholesale receivables granted relief, which primarily related to agriculture and turf dealers, represented approximately 1 percent of the wholesale receivables balance at November 1, 2020. The delinquency status of receivables granted relief is based on the modified payment schedule.

An age analysis of past due Receivables that are still accruing interest and non-performing Receivables at November 1, 2020 was as follows (in millions of dollars):

			90 Days or
	30-59 Days	60-89 Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail notes:
Agriculture and turf	$101.2	$43.6	$.5	$145.3
Construction and forestry	80.0	38.1	1.9	120.0
Revolving charge accounts:
Agriculture and turf	11.5	3.5		15.0
Construction and forestry	2.4	1.1		3.5
Wholesale receivables:
Agriculture and turf	3.9	4.4	1.1	9.4
Construction and forestry	.3			.3
Financing leases:
Agriculture and turf	10.2	4.0	1.5	15.7
Construction and forestry	2.0	.7		2.7
Total Receivables	$211.5	$95.4	$5.0	$311.9

	Total	Total Non-		Total
	Past Due	Performing	Current	Receivables
Retail notes:
Agriculture and turf	$145.3	$158.3	$17,727.4	$18,031.0
Construction and forestry	120.0	73.5	3,622.7	3,816.2
Revolving charge accounts:
Agriculture and turf	15.0	5.4	3,710.3	3,730.7
Construction and forestry	3.5	.9	92.3	96.7
Wholesale receivables:
Agriculture and turf	9.4	4.0	5,693.7	5,707.1
Construction and forestry	.3		1,385.9	1,386.2
Financing leases:
Agriculture and turf	15.7	14.4	613.8	643.9
Construction and forestry	2.7	6.0	136.8	145.5
Total Receivables	$311.9	$262.5	$32,982.9	$33,557.3

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

An analysis of the allowance for credit losses and investment in Receivables at November 1, 2020, November 3, 2019, and October 28, 2018 was as follows (in millions of dollars):

		Revolving
	Retail	Charge	Wholesale	Financing	Total
	Notes	Accounts	Receivables	Leases	Receivables
2020
Allowance:
Beginning of year balance	$48.3	$39.3	$7.6	$5.4	$100.6
Provision (credit) for credit losses	65.2	25.1	(1.9)	1.0	89.4
Write-offs	(46.9)	(51.6)	(.9)	(2.2)	(101.6)
Recoveries	5.9	29.5	1.3	.5	37.2
Other changes	(.1)		3.8	(.2)	3.5
End of year balance	$72.4	$42.3	$9.9	$4.5	$129.1
Balance individually evaluated *	$.8		$5.0		$5.8

Receivables:
End of year balance	$21,847.2	$3,827.4	$7,093.3	$789.4	$33,557.3
Balance individually evaluated *	$83.8	$.9	$13.0	$1.9	$99.6

2019
Allowance:
Beginning of year balance	$51.6	$42.3	$8.0	$4.8	$106.7
Provision (credit) for credit losses	18.3	28.6	(4.2)	2.7	45.4
Write-offs	(28.7)	(56.9)	(.3)	(2.4)	(88.3)
Recoveries	7.3	25.3	4.1	.3	37.0
Translation adjustments	(.2)				(.2)
End of year balance	$48.3	$39.3	$7.6	$5.4	$100.6
Balance individually evaluated *	$1.9		$2.9		$4.8

Receivables:
End of year balance	$19,500.1	$3,863.0	$8,706.8	$751.6	$32,821.5
Balance individually evaluated *	$65.9	$.1	$9.6	$1.9	$77.5

2018
Allowance:
Beginning of year balance	$55.7	$39.7	$9.9	$8.5	$113.8
Provision (credit) for credit losses	11.9	36.7	(.8)	(.6)	47.2
Write-offs	(22.1)	(54.1)	(1.1)	(3.9)	(81.2)
Recoveries	6.4	20.0	.2	.8	27.4
Translation adjustments	(.3)		(.2)		(.5)
End of year balance	$51.6	$42.3	$8.0	$4.8	$106.7
Balance individually evaluated *	$.1		$2.8		$2.9

Receivables:
End of year balance	$18,110.9	$3,797.6	$7,967.6	$770.6	$30,646.7
Balance individually evaluated *	$59.2	$2.3	$8.8		$70.3

*              Remainder is collectively evaluated.

During 2020, the allowance for credit losses increased primarily due to the negative economic effects related to COVID and other macroeconomic issues, which have significantly affected certain retail borrowers, particularly of construction equipment.

Investments in non-performing Receivables at November 1, 2020 and November 3, 2019 were $262.5 million and $311.9 million, respectively. These Receivables as a percentage of total Receivables outstanding were .78 percent and .95 percent at November 1, 2020 and November 3, 2019, respectively. Total Receivable amounts 30 days or more past due and still accruing finance income were $311.9 million at November 1, 2020, compared with $352.8 million at November 3, 2019. These past due amounts represented .93 percent and 1.07 percent of total Receivables outstanding at November 1, 2020 and November 3, 2019, respectively. The allowance for credit losses as a percentage of total Receivables outstanding represented .38 percent at November 1, 2020 and .31 percent at November 3, 2019. In addition, at November 1, 2020 and November 3, 2019, the Company had $110.1 million and $126.0 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available for potential credit losses.

Impaired Receivables

Receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are past due, have provided bankruptcy notification, or require significant collection efforts. Receivables considered to be impaired are generally classified as non-performing.

An analysis of impaired Receivables at November 1, 2020 and November 3, 2019 was as follows (in millions of dollars):

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2020 *
Receivables with specific allowance:
Retail notes	$1.4	$1.4	$.8	$3.0
Wholesale receivables	13.1	13.0	5.0	14.7
Total with specific allowance	14.5	14.4	5.8	17.7

Receivables without specific allowance:
Retail notes	29.4	28.5		31.7
Total without specific allowance	29.4	28.5		31.7
Total	$43.9	$42.9	$5.8	$49.4

Agriculture and turf	$40.8	$39.9	$5.8	$46.1
Construction and forestry	3.1	3.0		3.3
Total	$43.9	$42.9	$5.8	$49.4
(continued)

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2019 *
Receivables with specific allowance:
Retail notes	$4.9	$4.6	$1.9	$5.0
Wholesale receivables	5.3	5.3	2.9	5.7
Total with specific allowance	10.2	9.9	4.8	10.7

Receivables without specific allowance:
Retail notes	22.9	22.4		25.0
Wholesale receivables	3.9	3.9		4.1
Total without specific allowance	26.8	26.3		29.1
Total	$37.0	$36.2	$4.8	$39.8

Agriculture and turf	$30.3	$29.7	$4.6	$32.0
Construction and forestry	6.7	6.5	.2	7.8
Total	$37.0	$36.2	$4.8	$39.8

*             Finance income recognized was not material.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2020, 2019, and 2018, the Company identified 468, 328, and 378 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $19.0 million, $14.6 million, and $18.0 million pre-modification and $17.4 million, $13.7 million, and $17.3 million post-modification, respectively. The short-term relief related to COVID mentioned on page 44 did not meet the definition of a troubled debt restructuring. In 2020, 2019 and 2018, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At November 1, 2020, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Write-offs

Total Receivable write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2020		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(13.7)	(.08)%	$(8.0)	(.05)%	$(6.4)	(.04)%
Construction and forestry	(33.2)	(.96)	(20.7)	(.67)	(15.7)	(.57)
Total retail notes	(46.9)	(.24)	(28.7)	(.15)	(22.1)	(.13)
Revolving charge accounts	(51.6)	(1.51)	(56.9)	(1.65)	(54.1)	(1.67)
Wholesale receivables	(.9)	(.01)	(.3)		(1.1)	(.01)
Financing leases	(2.2)	(.31)	(2.4)	(.34)	(3.9)	(.55)
Total write-offs	(101.6)	(.31)	(88.3)	(.27)	(81.2)	(.27)
Recoveries:
Retail notes:
Agriculture and turf	4.2	.03	6.0	.04	4.7	.03
Construction and forestry	1.7	.05	1.3	.04	1.7	.06
Total retail notes	5.9	.03	7.3	.04	6.4	.04
Revolving charge accounts	29.5	.86	25.3	.73	20.0	.62
Wholesale receivables	1.3	.02	4.1	.04	.2
Financing leases	.5	.07	.3	.04	.8	.11
Total recoveries	37.2	.11	37.0	.11	27.4	.09
Total net write-offs	$(64.4)	(.20)%	$(51.3)	(.16)%	$(53.8)	(.18)%

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,897.5 million and $2,894.4 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,856.2 million and $2,847.2 million at November 1, 2020 and November 3, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $549.7 million and $447.0 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (securitization borrowings and accrued interest) were $528.1 million and $420.5 million at November 1, 2020 and November 3, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,327.3 million and $1,079.2 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,275.1 million and $1,015.2 million at November 1, 2020 and November 3, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at November 1, 2020 was as follows (in millions of dollars):

2020
Carrying value of liabilities	$1,275.1
Maximum exposure to loss	1,327.3

The total assets of unconsolidated VIEs related to securitizations were approximately $32.6 billion at November 1, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020	2019
Retail notes securitized	$4,689.2	$4,349.6
Allowance for credit losses	(12.6)	(11.2)
Other assets	97.9	82.2
Total restricted securitized assets	$4,774.5	$4,420.6

The components of consolidated secured borrowings and other liabilities related to securitizations at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020	2019
Securitization borrowings	$4,656.2	$4,277.0
Accrued interest on borrowings	3.2	5.9
Total liabilities related to restricted securitized assets	$4,659.4	$4,282.9

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At November 1, 2020, the maximum remaining term of all restricted securitized retail notes was approximately six years.

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

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment. The Company recorded impairment losses on operating leases of $21.0 million during 2020 due to higher expected return rates and lower estimated values of used construction equipment. During 2019, the Company recorded impairment losses on operating leases of $59.4 million due to lower estimated values of used agriculture and construction equipment. There were no impairment losses on operating leases recorded during 2018. Operating lease impairments are recorded in administrative and operating expenses on the statement of consolidated income.

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

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during 2020. The relief, which generally included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief, which primarily related to construction accounts, represented approximately 3 percent of the Company’s operating lease portfolio at November 1, 2020. See Note 5 for information related to short-term relief on financing leases.

Lease revenues earned by the Company were as follows (in millions of dollars):

2020
Sales-type and direct financing lease revenues	$46.0
Operating lease revenues	1,022.5
Variable lease revenues	20.4
Total lease revenues	$1,088.9

A lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes. During 2020, 2019, and 2018, the finance income earned from John Deere on sales-type and direct financing leases containing waiver of finance charges or reduced rates was $3.3 million, $3.5 million, and $3.8 million, respectively. The operating lease revenue earned from John Deere during 2020, 2019, and 2018 was $57.2 million, $42.9 million, and $39.2 million, respectively.

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020	2019
Agriculture and turf	$447.5	$422.7
Construction and forestry	152.7	153.2
Total	600.2	575.9
Guaranteed residual values	240.8	195.1
Unguaranteed residual values	32.6	61.1
Unearned finance income	(84.2)	(80.5)
Financing leases receivable	$789.4	$751.6

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at November 1, 2020 were as follows (in millions of dollars):

2020
Due in:
2021	$415.0
2022	186.6
2023	122.7
2024	71.9
2025	34.6
Later years	10.2
Total	$841.0

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 were as follows (in millions of dollars):

2019
Due in:
2020	$225.6
2021	155.2
2022	103.8
2023	58.3
2024	24.2
Later years	8.8
Total	$575.9

Lease payments from equipment on operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category at November 1, 2020 and November 3, 2019 was as follows (in millions of dollars):

	2020	2019
Agriculture and turf	$5,210.4	$5,109.4
Construction and forestry	1,595.3	1,778.6
Total	6,805.7	6,888.0
Accumulated depreciation	(1,507.9)	(1,357.5)
Equipment on operating leases - net	$5,297.8	$5,530.5

The total operating lease residual values at November 1, 2020 and November 3, 2019 were $3,826.3 million and $3,876.5 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $141.0 million and $65.7 million at November 1, 2020 and November 3, 2019, respectively. The residual value guarantees at November 1, 2020 and November 3, 2019 include $4.7 million and $11.5 million, respectively, of deposits withheld from John Deere dealers, which are available for potential losses on residual values.

Lease payments for equipment on operating leases at November 1, 2020 were scheduled as follows (in millions of dollars):

2020
Due in:
2021	$744.1
2022	472.4
2023	231.0
2024	97.7
2025	16.3
Later years	2.3
Total	$1,563.8

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows (in millions of dollars):

2019
Due in:
2020	$738.3
2021	484.4
2022	231.6
2023	92.8
2024	14.1
Later years	.3
Total	$1,561.5

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $61.3 million and $85.4 million at November 1, 2020 and November 3, 2019, respectively. The delinquency status of operating leases granted relief due to COVID is based on the modified payment schedule.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at November 1, 2020 and November 3, 2019 were $64.5 million and $160.8 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet. During 2020, the Company recorded impairment losses on matured operating lease inventory of $9.8 million due to lower estimated values of used construction equipment. During 2019, the Company recorded impairment losses on matured operating lease inventory of $18.0 million. There were no impairment losses on matured operating lease inventory in 2018. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Note 8. Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $16.6 million, $17.4 million, and $11.1 million in 2020, 2019, and 2018, respectively.

The Company had notes receivable from John Deere at November 1, 2020 and November 3, 2019 with the following affiliated companies as follows (in millions of dollars):

	2020	2019
Limited Liability Company John Deere Financial	$132.5	$148.3
Banco John Deere S.A.	217.5	143.4
Total Notes Receivable from John Deere	$350.0	$291.7

Note 9. Short-Term Borrowings

Short-term borrowings of the Company at November 1, 2020 and November 3, 2019 consisted of the following (in millions of dollars):

	2020	2019
Commercial paper and other notes payable	$187.5	$1,460.9
Securitization borrowings	4,656.2	4,277.0
John Deere	5,249.5	1,855.3
Current maturities of long-term borrowings *	5,741.6	5,716.6
Total	$15,834.8	$13,309.8

*            Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (See Note 6). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,656.2 million, which are net of debt acquisition costs, at November 1, 2020 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2021 - $2,346.1, 2022 - $1,360.9, 2023 - $681.1, 2024 - $217.3, 2025 - $50.2, and 2026 - $5.7. The Company’s short-term debt also includes amounts borrowed from John Deere. The Company pays interest on a monthly basis to John Deere for these borrowings based on a market rate. The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at November 1, 2020 and November 3, 2019, were 1.2 percent and 2.2 percent, respectively.

Lines of credit available from U.S. and foreign banks were $8,062.5 million at November 1, 2020. Some of these credit lines are available to both the Company and Deere & Company. At November 1, 2020, $6,801.2 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at November 1, 2020 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2024, and $2,500.0 million, expiring in fiscal April 2025. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including borrowings from John Deere. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

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

Note 10. Long-Term Borrowings

Long-term borrowings of the Company at November 1, 2020 and November 3, 2019 consisted of the following (in millions of dollars):

	2020		2019
Senior Debt:
Medium-term notes due 2021-2030 (principal $18,668.9 - 2020, $20,794.7 - 2019):	$19,320.6	*	$21,055.9	*
Average interest rate of 1.6% - 2020, 2.8% - 2019
Other notes	38.2		51.1
Total senior debt	19,358.8		21,107.0
Unamortized debt discount and debt issuance costs	(47.7)		(54.6)
Total **	$19,311.1		$21,052.4

*             Includes unamortized fair value adjustments related to interest rate swaps.

**           All interest rates are as of year end.

The approximate principal amounts of long-term borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2021 - $5,741.3, 2022 - $5,797.4, 2023 - $4,581.5, 2024 - $2,453.2, and 2025 - $1,775.0.

Note 11. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at November 1, 2020 or November 3, 2019. At November 1, 2020 and November 3, 2019, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 12. Dividends

In 2020, 2019, and 2018, Capital Corporation declared and paid cash dividends of $275.0 million, $330.0 million, and $375.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 13. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense amounted to $2.3 million in 2020, $.7 million in 2019, and $6.2 million in 2018. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $12.3 million in 2020, $4.3 million in 2019, and $2.5 million in 2018. The increase in 2020 from the prior year is primarily due to curtailment losses of $5.5 million in 2020 related to voluntary employee-separation programs (See Note 22). Further disclosure for these plans is included in the notes to the Deere & Company 2020 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $10.7 million in 2020, $13.2 million in 2019, and $12.7 million in 2018. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 14. Stock Option and Restricted Stock Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2020, 2019, and 2018, the total share-based compensation expense was $6.2 million, $6.9 million, and $7.9 million, respectively, with an income tax benefit recognized in net income of $1.4 million, $1.7 million, and $1.9 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2020 Annual Report on Form 10-K.

Note 15. Income Taxes

The provision (credit) for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2020	2019	2018
Current:
U.S.:
Federal	$273.2	$351.1	$(244.5)
State	9.0	1.9	6.0
Foreign	27.5	29.0	17.6
Total current	309.7	382.0	(220.9)

Deferred:
U.S.:
Federal	(179.1)	(279.9)	(3.4)
State	(4.1)	(.6)	4.2
Foreign	7.6	(6.0)	2.9
Total deferred	(175.6)	(286.5)	3.7
Provision (credit) for income taxes	$134.1	$95.5	$(217.2)

On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform affecting the Company in 2018 were a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a primarily territorial tax system. The reduction in the corporate income tax rate required the Company to remeasure its U.S. net deferred tax liabilities to the new corporate tax rate and the transition to a territorial tax system required payment of a one-time tax on the deemed repatriation of undistributed and previously untaxed non-U.S. earnings (repatriation tax). The repatriation tax was paid in 2019. The Company’s U.S. statutory corporate income tax rate was 21 percent for 2020 and 2019, and approximately 23.3 percent for 2018.

Beginning in 2019, the Company was subject to additional provisions of the U.S. tax reform legislation. The main provisions of tax reform affecting the Company beginning in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, and interest expense limitations. The combined effect of these provisions did not have a significant effect on the 2020 or 2019 provision for income taxes.

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

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Under a tax sharing agreement with Deere & Company, the Company’s provision (credit) for income taxes is generally recorded as if Capital Corporation and each of its subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. The difference between the provision (credit) for income taxes recorded by the Company and the provision (credit) for income taxes calculated on an unmodified, separate return basis was not significant in 2020 or 2019.

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

The amounts payable to Deere & Company under the tax sharing agreement at November 1, 2020 and November 3, 2019 were $42.9 million and $2.5 million, respectively. The tax sharing payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2020	2019	2018
U.S. federal income tax provision at a statutory rate (2020 - 21 percent, 2019 - 21 percent, 2018 - 23.3 percent)	$116.9	$107.7	$135.3
Increase (decrease) resulting from:
Net deferred tax liability remeasurement		4.8	(362.9)
Deemed earnings repatriation tax		(13.9)	20.6
Other effects of tax reform			(8.5)
Tax rates on foreign earnings	5.8	4.4	2.1
Municipal lease income not taxable	(.9)	(.8)	(.8)
State and local income taxes, net of federal income tax benefit	3.8	1.0	7.8
Other – net	8.5	(7.7)	(10.8)
Provision (credit) for income taxes	$134.1	$95.5	$(217.2)

At November 1, 2020, accumulated earnings in certain subsidiaries outside the U.S. totaled $51.6 million.  A provision for foreign withholding taxes has not been made since these earnings are expected to remain indefinitely reinvested outside the U.S. Determination of the amount of foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at November 1, 2020 and November 3, 2019 was as follows (in millions of dollars):

	2020		2019
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$404.6		$571.5
Tax over book depreciation		3.8		4.7
Deferred retail note finance income		.8		3.2
Accrual for retirement and other benefits	$6.2		$4.9
Accrual for other employee benefits	12.1		11.6
Allowance for credit losses	37.1		29.1
Tax loss and tax credit carryforwards	25.3		24.6
Federal taxes on deferred state tax deductions	10.7		10.8
Miscellaneous accruals and other	13.5	4.5	9.1	2.5
Less valuation allowances	(10.0)		(2.7)
Deferred income tax assets and liabilities	$94.9	$413.7	$87.4	$581.9

At November 1, 2020, tax loss and tax credit carryforwards of $25.3 million were available, with $20.0 million expiring from 2021 through 2038 and $5.3 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at November 1, 2020, November 3, 2019, and October 28, 2018 was as follows (in millions of dollars):

	2020	2019	2018
Beginning of year balance	$32.5	$36.3	$35.5
Increases to tax positions taken during the current year	7.4	6.9	9.1
Increases to tax positions taken during prior years	3.1	.8	.9
Decreases to tax positions taken during prior years	(4.9)	(7.1)	(4.6)
Decreases due to lapse of statute of limitations	(4.8)	(4.4)	(4.6)
End of year balance	$33.3	$32.5	$36.3

The amount of unrecognized tax benefits at November 1, 2020 and November 3, 2019 that would affect the effective tax rate if the tax benefits were recognized was $17.2 million and $17.6 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2020, 2019, and 2018, the total amount of expense from interest and penalties was $.5 million, none, and $1.8 million, respectively. The total amount of income from interest and penalties for 2020 and 2019 was $.7 million and $5.3 million, respectively, and was not significant in 2018. At November 1, 2020 and November 3, 2019, the liability for accrued interest and penalties totaled $14.6 million and $14.1 million, respectively.

Note 16. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2020	2019	2018
Other income
Fees from customers *			$22.4
Fees from John Deere	$25.5	$30.7	20.1
Interest income	13.8	33.1	23.3
Other	19.2	15.8	13.0
Total	$58.5	$79.6	$78.8

Administrative and operating expenses
Compensation and benefits	$251.0	$260.5	$255.4
Operating lease residual losses and impairments	53.6	159.5	25.0
Other	166.0	113.0	121.7
Total	$470.6	$533.0	$402.1

*    During 2020 and 2019, late fees of $23.2 million and $24.5 million, respectively, from customer retail notes were classified as finance income on the statement of consolidated income. Customer late fees of $22.2 million were included in other income in 2018.

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

The Company’s restricted cash held at November 1, 2020, November 3, 2019, October 28, 2018, and October  29,  2017 was $94.8 million, $78.3 million, $103.4 million and $125.9 million, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet (See Note 6).

Cash payments by the Company for interest in 2020, 2019, and 2018 were $806.0 million, $953.8 million, and $751.9 million, respectively. Cash payments (receipts) for income taxes during these same periods were $254.0 million, $(36.1) million, and $268.4 million, respectively.

Note 18. Commitments and Contingencies

At November 1, 2020, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,914.0 million of medium-term notes outstanding, and a fair value liability of $60.4 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $3,141.9 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at November 1, 2020 was 2.4 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,088.3 million at November 1, 2020. The weighted average interest rate on the debt at

November 1, 2020 was 2.5 percent with a maximum remaining maturity of approximately three years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.8 billion at November 1, 2020. The amount of unused commitments to extend credit to customers was $27.9 billion at November 1, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At November 1, 2020, Capital Corporation had $173.3 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At November 1, 2020, the Company had restricted other assets associated with borrowings related to securitizations (See Note 6). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of November 1, 2020.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Note 19. Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	2020	2019	2018
Cumulative translation adjustment:
Beginning of year balance	$(88.4)	$(80.7)	$(60.0)
Current period activity	18.9	(7.7)	(20.7)
End of year balance	$(69.5)	$(88.4)	$(80.7)

Unrealized gain (loss) on derivatives:
Beginning of year balance	$(7.0)	$14.8	$4.2
Current period activity	.3	(21.8)	9.1
ASU No. 2018-02 adoption			1.5
End of year balance	$(6.7)	$(7.0)	$14.8

Unrealized gain (loss) on debt securities:
Beginning of year balance	$(2.0)
Current period activity	.4	$(2.0)
End of year balance	$(1.6)	$(2.0)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2020
Cumulative translation adjustment	$18.9		$18.9
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(17.4)	$3.6	(13.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	17.9	(3.8)	14.1
Net unrealized gain (loss) on derivatives	.5	(.2)	.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.9)	.4	(.5)
Reclassification of realized (gain) loss – Administrative and operating expenses	1.3	(.4)	.9
Net unrealized gain (loss) on debt securities	.4		.4
Total other comprehensive income (loss)	$19.8	$(.2)	$19.6

2019
Cumulative translation adjustment	$(7.7)		$(7.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(22.2)	$4.7	(17.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.2	(4.3)
Net unrealized gain (loss) on derivatives	(27.7)	5.9	(21.8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(2.7)	.7	(2.0)
Total other comprehensive income (loss)	$(38.1)	$6.6	$(31.5)

2018
Cumulative translation adjustment	$(20.7)		$(20.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	17.8	$(4.5)	13.3
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.3	(4.2)
Net unrealized gain (loss) on derivatives	12.3	(3.2)	9.1
Total other comprehensive income (loss)	$(8.4)	$(3.2)	$(11.6)

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

The fair values of financial instruments that do not approximate the carrying values at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *
Receivables financed – net	$28,751.6	$28,931.7	$28,382.5	$28,396.6
Retail notes securitized – net	4,676.6	4,772.9	4,338.4	4,361.9
Securitization borrowings	4,656.2	4,697.6	4,277.0	4,301.7
Current maturities of long-term borrowings	5,741.6	5,801.1	5,716.6	5,727.9
Long-term borrowings	19,311.1	19,784.4	21,052.4	21,369.9

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

Assets and liabilities measured at November 1, 2020 and November 3, 2019 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2020	2019

Marketable securities
International debt securities	$2.2	$3.2
Receivables from John Deere
Derivatives:
Interest rate contracts	575.5	331.4
Cross-currency interest rate contracts	7.7	.5
Other assets
Derivatives:
Foreign exchange contracts	3.8	1.9
Total assets *	$589.2	$337.0

Other payables to John Deere
Derivatives:
Interest rate contracts	$29.4	$44.4
Cross-currency interest rate contracts	.7	3.0
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	.9	9.9
Total liabilities	$31.0	$57.3

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next ten years. At November 1, 2020, the amortized cost basis and fair value of these available-for-sale debt securities were $4.6 million and $2.2 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments at November 1, 2020, November 3, 2019, and October 28, 2018 were as follows (in millions of dollars):

	Fair Value		Losses **
	2020 *	2019	2020	2019	2018
Equipment on operating leases - net	$340.3	$855.4	$21.0	$59.4
Other assets	56.5	141.9	9.8	18.0
Total	$396.8	$997.3	$30.8	$77.4

*   Fair value as of May 3, 2020.

**           See Receivables with specific allowances in Note 5 that were not significant. See Note 7 for impairments on lease residual values.

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

Other assets – The impairments of the matured operating lease inventory were measured at the fair value of that inventory. The inputs include sales of comparable assets.

Note 21. Derivative Instruments

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at November 1, 2020 and November 3, 2019 were $1,550.0 million and $3,150.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at November 1, 2020 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $6.7 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at November 1, 2020 and November 3, 2019 were $6,525.7 million and $8,336.9 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at November 1, 2020 and November 3, 2019, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
2020	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$2.5		$2.5	$2.5
Long-term borrowings	7,149.8	$530.0	121.6	651.6

2019
Current maturities of long-term borrowings	$185.4	$.3	$(4.4)	$(4.1)
Long-term borrowings	8,378.1	292.8	(31.6)	261.2

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at November 1, 2020 and November 3, 2019 were $2,336.6 million and $2,312.4 million, the foreign exchange contracts were $172.6 million and $691.6 million, and the cross-currency interest rate contracts were $111.5 million and $91.1 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,961.4 million and $1,611.3 million at November 1, 2020 and November 3, 2019, respectively. Interest rate caps were also purchased with notional amounts of $1,961.4 million and $1,611.3 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at November 1, 2020 and November 3, 2019 were as follows (in millions of dollars):

	2020	2019
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$565.2	$328.8

Not designated as hedging instruments:
Interest rate contracts	10.3	2.6
Cross-currency interest rate contracts	7.7	.5
Total not designated	18.0	3.1

Other Assets
Not designated as hedging instruments:
Foreign exchange contracts	3.8	1.9
Total not designated	3.8	1.9

Total derivative assets	$587.0	$333.8

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$12.7	$26.5

Not designated as hedging instruments:
Interest rate contracts	16.7	17.9
Cross-currency interest rate contracts	.7	3.0
Total not designated	17.4	20.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	.9	9.9

Total derivative liabilities	$31.0	$57.3

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	2020	2019	2018
Fair Value Hedges
Interest rate contracts - Interest expense	$477.3	$583.2	$(281.4)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(17.4)	(22.2)	17.8

Reclassified from OCI
Interest rate contracts - Interest expense	(17.9)	5.5	5.5

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(5.4)	$(25.8)	$(6.6)
Foreign exchange contracts - Administrative and operating expenses *	57.0	45.1	96.7
Total not designated	$51.6	$19.3	$90.1

*     Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions were gains of $468.7 million and $561.9 million during 2020 and 2019, respectively, and a loss of $281.1 million during 2018.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and  credit ratings. At November 1, 2020 and November 3, 2019, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. In accordance with these agreements, no collateral was posted at November 1, 2020 or November 3, 2019. In addition, the Company paid $2.6 million of collateral either in cash or pledged securities that was outstanding at November 1, 2020, to participate in an international futures market to hedge currency exposure, not included in the table on the subsequent page.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of November 1, 2020 and November 3, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and collateral were as follows (in millions of dollars):

2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$3.8	$(.7)		$3.1
John Deere	583.2	(23.5)		559.7
Liabilities
External	.9	(.7)		.2
John Deere	30.1	(23.5)		6.6

2019
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Cash Collateral Received/Paid	Net Amount
Assets
External	$1.9	$(.2)		$1.7
John Deere	331.9	(42.6)		289.3
Liabilities
External	9.9	(.2)		9.7
John Deere	47.4	(42.6)		4.8

Note 22. Employee-Separation Programs

During 2020, the Company implemented employee-separation programs for the Company’s salaried workforce in several geographic areas, including the United States, Europe, and Latin America. The programs’ main purpose was to improve efficiency through a leaner, more flexible organization. The programs were largely voluntary in nature with the expense recorded primarily in the period in which the employees irrevocably accepted a separation offer. For the limited involuntary employee-separation programs, the expense was recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. The programs provided for cash payments based on years of service, and in some countries subsidized healthcare for a limited period and outplacement services. The programs’ total pretax expense in 2020 was $19.7 million, which was recorded in administrative and operating expenses. The total pretax expense included non-cash charges of $5.5 million resulting from curtailments in certain OPEB plans (See Note 13). Program payments of $5.7 million were made in 2020, with $8.5 million to be disbursed over two years.

During 2019, the Company incurred voluntary employee-separation program expenses of $8.4 million as part of its effort to reduce operating costs. The programs provided cash payments based on years of service. The expenses were recognized in the periods the employees irrevocably accepted the separation offer and were recorded in administrative and operating expenses. The Company did not offer similar programs in 2018.

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

Geographic area information as of and for the years ended November 1, 2020, November 3, 2019, and October 28, 2018 is presented below (in millions of dollars):

	2020	2019	2018
Revenues:
U.S.	$2,517.6	$2,588.1	$2,266.8
Outside the U.S.	290.0	302.2	265.4
Total	$2,807.6	$2,890.3	$2,532.2

Receivables:
U.S.	$28,196.8	$27,854.5	$26,039.6
Outside the U.S.	5,360.5	4,967.0	4,607.1
Total	$33,557.3	$32,821.5	$30,646.7

Note 24. Unconsolidated Affiliated Company

The Company’s investment in an unconsolidated affiliated company consists of a 50 percent ownership in John Deere Financial S.A.S., a joint venture in France that primarily offers loans and leases to customers. The Company does not control the joint venture and accounts for its investment in the joint venture on the equity basis. The Company’s share of the income or loss of this joint venture is reported in the consolidated income statement under “Equity in income of unconsolidated affiliate.” The investment in this joint venture is reported in the consolidated balance sheet under “Investment in unconsolidated affiliate.”

Summarized financial information of the unconsolidated affiliated company for the years ended November 1, 2020, November 3, 2019, and October 28, 2018 was as follows (in millions of dollars):

	2020	2019	2018
Operations:
Total revenue	$13.4	$12.4	$11.7
Net income	4.4	3.6	3.9
The Company’s equity in net income	2.2	1.8	1.9

	2020	2019
Financial Position:
Total assets	$327.1	$258.1
Total external borrowings	285.2	221.0
Total net assets	38.5	32.9
The Company’s share of net assets	19.3	16.4

Note 25. Supplemental Information (Unaudited)

Quarterly Information

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period (See Note 1). Fiscal year 2020 contained 52 weeks and the fourth quarter contained 13 weeks compared to 53 weeks and 14 weeks in the respective periods in fiscal year 2019. The interim periods (quarters) end in January, April, and July. Supplemental quarterly information for the Company follows (in millions of dollars):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2020:
Revenues	$718.6	$700.1	$696.0	$692.9	$2,807.6
Interest expense	219.8	216.6	161.3	146.2	743.9
Operating expenses	374.0	452.7	344.6	335.4	1,506.7
Provision for income taxes	26.1	5.4	44.4	58.2	134.1
Equity in income of unconsolidated affiliate	.7	.4	.5	.6	2.2
Net income (loss) attributable to noncontrolling interests	.2	(.1)			.1
Net income attributable to the Company	$99.2	$25.9	$146.2	$153.7	$425.0

2019:
Revenues	$660.8	$703.0	$741.8	$784.7	$2,890.3
Interest expense	226.5	252.0	256.2	253.1	987.8
Operating expenses	289.2	331.5	329.2	439.6	1,389.5
Provision for income taxes	23.9	35.7	11.8	24.1	95.5
Equity in income of unconsolidated affiliate	.6	.4	.4	.4	1.8
Net income (loss) attributable to noncontrolling interests	.1	(.1)	.2	(.1)	.1
Net income attributable to the Company	$121.7	$84.3	$144.8	$68.4	$419.2

Note 26. Subsequent Events

In December 2020, Capital Corporation paid a $135.0 million dividend to JDFS. JDFS, in turn, paid a $135.0 million dividend to Deere & Company.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated as of March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated as of April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011, Securities and Exchange Commission file number 1-6458*)

4.3

Second Supplemental Senior Indenture dated as of April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014, Securities and Exchange Commission file number 1-6458*)

4.4

Subordinated Indenture dated as of September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003, Securities and Exchange Commission file number 1-6458*)

4.5

Terms and Conditions of the Notes, published on March 4, 2020, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended November 1, 2020, Securities and Exchange Commission File No. 1-4121*)

4.6

Third Supplemental Senior Indenture dated as of April 7, 2017 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.4 to registration statement on Form S-3 no. 333-217193, filed April 7, 2017, Securities and Exchange Commission file number 1-6458*)

4.7	Description of the registrant’s 2.75% Senior Notes due 2022 (Exhibit 4.7 to Form 10-K of the registrant for the year ended November 3, 2019, Securities and Exchange Commission File Number 1-6458*)

Certain instruments relating to long-term debt constituting less than 10 percent of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

10.1

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement as amended November 1, 1994 between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement as amended November 1, 1994 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement dated July 14, 1997 between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

Agreement dated November 1, 2003 between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement dated October 29, 2001 between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.7

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between Deere & Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.8

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.9

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.10

2024 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File No. 1-6458*)

10.11

2025 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File No. 1-6458*)

10.12

364-Day Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.3 to Form 10-Q of the registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File Number 1-6458*)

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended November 1, 2020 (Securities and Exchange Commission file number 1-4121*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 17, 2020

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

Signature	Title		Date

/s/ Ryan D. Campbell	Director and Senior Vice President	)
Ryan D. Campbell	(Principal Financial Officer and	)
Principal Accounting Officer))
)
/s/ Rajesh Kalathur	Director and President	)
Rajesh Kalathur		)

)
/s/ John C. May	Director, Chairman, and	)
John C. May	Chief Executive Officer	)
(Principal Executive Officer)
)
/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)	December 17, 2020
)
)
/s/ Cory J. Reed	Director	)
Cory J. Reed		)
)
)
/s/ Jayma A. Sandquist	Director	)
Jayma A. Sandquist		)
)
)
/s/ John H. Stone	Director	)
John H. Stone		)
)
)

Signature	Title		Date
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)
		)	December 17, 2020
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)