Form 10-Q
period 2021-01-31
DEERE JOHN CAPITAL CORP
filed 2021-02-25
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

At January 31, 2021, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended
	January 31	February 2
	2021	2020
Revenues
Finance income earned on retail notes	$237.3	$234.8
Revolving charge account income	72.9	80.7
Finance income earned on wholesale receivables	73.3	110.3
Lease revenues	263.6	274.9
Other income	9.9	17.9
Total revenues	657.0	718.6
Expenses
Interest expense	134.0	219.8
Operating expenses:
Administrative and operating expenses	92.5	123.5
Fees paid to John Deere	31.5	24.9
Provision (credit) for credit losses	(.6)	12.1
Depreciation of equipment on operating leases	194.8	213.5
Total operating expenses	318.2	374.0
Total expenses	452.2	593.8
Income of consolidated group before income taxes	204.8	124.8
Provision for income taxes	39.0	26.1
Income of consolidated group	165.8	98.7
Equity in income of unconsolidated affiliate	.9	.7
Net income	166.7	99.4
Less: Net income attributable to noncontrolling interests		.2
Net income attributable to the Company	$166.7	$99.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended
	January 31	February 2
	2021	2020

Net income	$166.7	$99.4

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	35.7	(4.8)
Unrealized gain (loss) on derivatives	3.0	(.3)
Unrealized gain (loss) on debt securities	.1	(.4)
Other comprehensive income (loss), net of income taxes	38.8	(5.5)

Comprehensive income of consolidated group	205.5	93.9
Less: Comprehensive income attributable to noncontrolling interests		.2
Comprehensive income attributable to the Company	$205.5	$93.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	January 31	November 1	February 2
	2021	2020	2020
Assets
Cash and cash equivalents	$622.5	$674.6	$642.6
Marketable securities	2.2	2.2	2.3
Receivables:
Retail notes	18,364.6	17,158.0	14,791.5
Retail notes securitized	3,928.0	4,689.2	4,443.7
Revolving charge accounts	2,621.7	3,827.4	2,673.2
Wholesale receivables	7,835.5	7,093.3	9,146.3
Financing leases	739.5	789.4	668.2
Total receivables	33,489.3	33,557.3	31,722.9
Allowance for credit losses	(149.5)	(129.1)	(103.1)
Total receivables – net	33,339.8	33,428.2	31,619.8
Other receivables	100.4	88.1	94.6
Receivables from John Deere	487.7	583.2	408.7
Equipment on operating leases – net	5,032.6	5,297.8	5,525.7
Notes receivable from John Deere	300.0	350.0	282.5
Investment in unconsolidated affiliate	20.9	19.3	17.0
Deferred income taxes	31.1	27.1	34.0
Other assets	388.7	386.7	447.1
Total Assets	$40,325.9	$40,857.2	$39,074.3

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$314.1	$187.5	$1,241.7
Securitization borrowings	3,951.5	4,656.2	4,373.9
John Deere	5,227.4	5,249.5	1,395.5
Current maturities of long-term borrowings	5,686.8	5,741.6	5,577.6
Total short-term borrowings	15,179.8	15,834.8	12,588.7
Other payables to John Deere	43.9	30.1	36.6
Accounts payable and accrued expenses	805.2	922.3	857.5
Deposits withheld from dealers and merchants	126.9	114.8	128.5
Deferred income taxes	330.1	345.9	503.8
Long-term borrowings	19,497.5	19,311.1	20,861.9
Total liabilities	35,983.4	36,559.0	34,977.0
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	2,897.1	2,891.6	2,715.8
Accumulated other comprehensive loss	(39.0)	(77.8)	(102.9)
Total Company stockholder’s equity	4,340.9	4,296.6	4,095.7
Noncontrolling interests	1.6	1.6	1.6
Total stockholder’s equity	4,342.5	4,298.2	4,097.3
Total Liabilities and Stockholder’s Equity	$40,325.9	$40,857.2	$39,074.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

(Unaudited)

(in millions)

	Three Months Ended
	January 31	February 2
	2021	2020
Cash Flows from Operating Activities:
Net income	$166.7	$99.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	(.6)	12.1
Provision for depreciation and amortization	199.8	217.2
Credit for deferred income taxes	(13.9)	(24.1)
Undistributed earnings of unconsolidated affiliate	(.9)	(.7)
Change in accounts payable and accrued expenses	(58.6)	(17.7)
Change in accrued income taxes payable/receivable	(32.7)	5.5
Other	40.9	50.3
Net cash provided by operating activities	300.7	342.0

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(5,041.8)	(4,151.3)
Collections of receivables (excluding wholesale)	5,898.2	5,593.2
Increase in wholesale receivables – net	(632.5)	(452.0)
Cost of equipment on operating leases acquired	(305.9)	(543.4)
Proceeds from sales of equipment on operating leases	356.3	332.6
Cost of notes receivable acquired from John Deere	(33.0)	(22.3)
Collections of notes receivable from John Deere	91.6	31.2
Other	(5.2)	(12.7)
Net cash provided by investing activities	327.7	775.3

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	126.7	(219.6)
Increase (decrease) in securitization borrowings – net	(705.8)	95.9
Decrease in payable to John Deere – net	(123.6)	(445.4)
Proceeds from issuance of long-term borrowings	1,523.1	1,105.0
Payments of long-term borrowings	(1,367.7)	(1,501.3)
Dividends paid	(135.0)	(125.0)
Debt issuance costs	(9.1)	(7.5)
Net cash used for financing activities	(691.4)	(1,097.9)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.7	(1.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(56.3)	18.2
Cash, cash equivalents, and restricted cash at beginning of period *	769.4	710.9
Cash, cash equivalents, and restricted cash at end of period *	$713.1	$729.1

* At January 31, 2021, November 1, 2020, February 2, 2020, and November 3, 2019, restricted cash, which is reported in other assets on the consolidated balance sheet, was $90.6 million, $94.8 million, $86.5 million and $78.3 million, respectively. The restricted cash primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 31, 2021 and February 2, 2020

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4
Net income	99.4		99.2		.2
Other comprehensive loss	(5.5)			(5.5)
Dividends declared	(125.0)		(125.0)
Balance February 2, 2020	$4,097.3	$1,482.8	$2,715.8	$(102.9)	$1.6

Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6
ASU No. 2016-13 adoption*	(26.2)		(26.2)
Net income	166.7		166.7
Other comprehensive income	38.8			38.8
Dividends declared	(135.0)		(135.0)
Balance January 31, 2021	$4,342.5	$1,482.8	$2,897.1	$(39.0)	$1.6

*See Note 2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)  Organization and Consolidation

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). The Company also provides wholesale financing for inventories of John Deere agriculture and turf and construction and forestry equipment for dealers of those products (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.” The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral a security interest in the goods associated with those Receivables or with the use of other collateral.

Beginning in fiscal year 2021, John Deere implemented a new strategy, operating model, and reporting structure. With this change, John Deere’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no changes to John Deere’s construction and forestry or financial services segments. Receivables and Leases managed by the Company continue to be evaluated by market (agriculture and turf and construction and forestry). References to agriculture and turf include both production and precision agriculture and small agriculture and turf.

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2021 and 2020 were January 31, 2021 and February 2, 2020, respectively. Both periods contained 13 weeks.

(2)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2021, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses. This ASU was adopted using a modified-retrospective approach. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash.

The Company holds deposits from dealers (dealer deposits), which are recorded in deposits withheld from dealers and merchants, to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of recoveries from dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and certain credit insurance contracts are presented in other income and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU also modified the treatment of the estimated write-off on delinquent receivables by no longer including the estimated benefit of charges to the dealer deposits in the write-off amount (see Note 4). This change increases the estimated write-offs on delinquent financing receivables with the benefit of credit losses recovered from dealer deposits presented in other income. This benefit, in both situations, is recorded when the dealer deposits are charged and no longer based on estimated recoveries.

The effects of adopting the ASU on the consolidated balance sheet were as follows (in millions of dollars):

	November 1	Cumulative Effect	November 2
	2020	from Adoption	2020
Assets
Allowance for credit losses	$(129.1)	$(19.7)	$(148.8)
Deferred income taxes	27.1	.7	27.8

Liabilities
Accounts payable and accrued expenses	$922.3	$(.5)	$921.8
Deposits withheld from dealers and merchants	114.8	13.5	128.3
Deferred income taxes	345.9	(5.8)	340.1

Stockholder’s equity
Retained earnings	$2,891.6	$(26.2)	$2,865.4

Note 4 contains additional disclosures as well as the Company’s updated allowance for credit losses accounting policy.

The Company also adopted the following standards in 2021, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

No. 2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
No. 2019-04	Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
No. 2021-01	Reference Rate Reform (Topic 848): Scope

New Accounting Standards to be Adopted

The Company will adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Unrealized	Accumulated
	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Translation	on	on	Comprehensive
	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance November 3, 2019	$(88.4)	$(7.0)	$(2.0)	$(97.4)
Other comprehensive income (loss) items before reclassification	(4.8)	(1.2)	(.4)	(6.4)
Amounts reclassified from accumulated other comprehensive income		.9		.9
Net current period other comprehensive income (loss)	(4.8)	(.3)	(.4)	(5.5)
Balance February 2, 2020	$(93.2)	$(7.3)	$(2.4)	$(102.9)

Balance November 1, 2020	$(69.5)	$(6.7)	$(1.6)	$(77.8)
Other comprehensive income (loss) items before reclassification	35.7	(.4)	.1	35.4
Amounts reclassified from accumulated other comprehensive income		3.4		3.4
Net current period other comprehensive income (loss)	35.7	3.0	.1	38.8
Balance January 31, 2021	$(33.8)	$(3.7)	$(1.5)	$(39.0)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$35.7		$35.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.5)	$.1	(.4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4.3	(.9)	3.4
Net unrealized gain (loss) on derivatives	3.8	(.8)	3.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.1		.1
Total other comprehensive income (loss)	$39.6	$(.8)	$38.8

Three Months Ended February 2, 2020
Cumulative translation adjustment	$(4.8)		$(4.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.6)	$.4	(1.2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.2	(.3)	.9
Net unrealized gain (loss) on derivatives	(.4)	.1	(.3)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.9)	.5	(.4)
Total other comprehensive income (loss)	$(6.1)	$.6	$(5.5)

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent loans for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Generally, when retail notes and financing lease accounts are 120 days delinquent, the collateral is repossessed or the account is designated for litigation, and the estimated uncollectible amount from the customer is written off to the allowance for credit losses. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days. Generally, when a wholesale account becomes 60 days delinquent, the Company determines whether the collateral should be repossessed or the account designated for litigation, and the estimated uncollectible amount is written off to the allowance for credit losses.

Due to the economic effects of COVID, the Company provided short-term relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. Receivables granted relief represented approximately 4 percent of the Receivables balance at January 31, 2021. The majority of Receivables granted short-term relief during 2020 are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) at January 31, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,233.8	$8,126.9	$4,264.4	$2,338.4	$1,137.2	$464.9	$2,498.1	$21,063.7
30-59 days past due	2.7	50.0	35.1	24.4	10.8	6.0	26.3	155.3
60-89 days past due	.1	13.8	11.7	8.4	3.7	2.8	4.2	44.7
90+ days past due			.8	.2	.1	.2		1.3
Non-performing	.3	34.4	52.5	40.2	21.6	24.0	6.5	179.5
Construction and forestry
Current	582.3	1,723.8	974.0	447.5	123.4	30.1	81.8	3,962.9
30-59 days past due	3.7	46.8	27.9	14.5	4.7	1.2	2.9	101.7
60-89 days past due	.4	12.8	15.1	6.5	2.1	.6	1.2	38.7
90+ days past due		8.6	4.9					13.5
Non-performing		23.5	28.8	22.4	11.0	6.1	.7	92.5
Total Customer Receivables	$2,823.3	$10,040.6	$5,415.2	$2,902.5	$1,314.6	$535.9	$2,621.7	$25,653.8

The credit quality analysis of Customer Receivables at November 1, 2020 and February 2, 2020 was as follows (in millions of dollars):

	November 1, 2020			February 2, 2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$18,341.2	$3,710.3	$22,051.5	$15,959.9	$2,516.8	$18,476.7
30-59 days past due	111.4	11.5	122.9	131.9	51.4	183.3
60-89 days past due	47.6	3.5	51.1	57.2	14.1	71.3
90+ days past due	2.0		2.0	3.4		3.4
Non-performing	172.7	5.4	178.1	199.6	5.6	205.2
Construction and forestry
Current	3,759.5	92.3	3,851.8	3,310.1	78.8	3,388.9
30-59 days past due	82.0	2.4	84.4	91.0	4.1	95.1
60-89 days past due	38.8	1.1	39.9	36.5	1.4	37.9
90+ days past due	1.9		1.9
Non-performing	79.5	.9	80.4	113.8	1.0	114.8
Total Customer Receivables	$22,636.6	$3,827.4	$26,464.0	$19,903.4	$2,673.2	$22,576.6

The credit quality analysis of wholesale receivables at January 31, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$78.5	$216.5	$61.5	$17.8	$7.5	$1.3	$6,092.5	$6,475.6
30-59 days past due							7.2	7.2
60-89 days past due		.2					3.0	3.2
90+ days past due							2.2	2.2
Non-performing							4.1	4.1
Construction and forestry
Current	2.6	7.9	5.4	.6			1,323.3	1,339.8
30-59 days past due							3.0	3.0
60-89 days past due							.4	.4
90+ days past due
Non-performing
Total wholesale receivables	$81.1	$224.6	$66.9	$18.4	$7.5	$1.3	$7,435.7	$7,835.5

The credit quality analysis of wholesale receivables at November 1, 2020 and February 2, 2020 was as follows (in millions of dollars):

	November 1, 2020	February 2, 2020
Wholesale receivables:
Agriculture and turf
Current	$5,693.7	$7,219.4
30-59 days past due	3.9	7.6
60-89 days past due	4.4	2.3
90+ days past due	1.1	1.5
Non-performing	4.0	9.9
Construction and forestry
Current	1,385.9	1,899.6
30-59 days past due	.3	3.8
60-89 days past due		.1
90+ days past due		.3
Non-performing		1.8
Total wholesale receivables	$7,093.3	$9,146.3

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s Receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools. Transition matrix models, which are used for the majority of the Customer Receivables, estimate credit losses using historical delinquency and default information to assign probabilities that a loan will pay as contractually scheduled or become delinquent and advance through the various delinquency stages. The model simulates the runoff of the portfolio, month-by-month, over the life of the loans until the balances are fully repaid or default, using roll rates applied to the outstanding portfolio. The roll rates are applied based on the delinquency status of the customer accounts and are further segmented based on the credit risk and remaining duration of the underlying receivables. Estimated recovery rates are applied to the balance at default to calculate the expected credit losses. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. The WARM models apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff. Expected credit losses on wholesale receivables are based on historical loss rates, adjusted for current economic conditions and reasonable and supportable forecasts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

Recoveries from freestanding credit enhancements, such as dealer deposits, are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statement of consolidated income when the dealer’s withholding account is charged. During the three months ended January 31, 2021, $.9 million was recorded in other income related to recoveries from credit enhancements. Prior to the adoption of ASU No. 2016-13, the allowance for credit losses was estimated on probable credit losses incurred after consideration of expected recoveries from credit enhancements.

An analysis of the allowance for credit losses and investment in Receivables during 2021 was as follows (in millions of dollars):

	Three Months Ended
	January 31, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$76.9	$42.3	$9.9	$129.1
ASU No. 2016-13 adoption*	32.5	(12.2)	(.6)	19.7
Provision (credit) for credit losses**	6.7	(9.7)		(3.0)
Write-offs	(4.1)	(5.3)		(9.4)
Recoveries	2.8	9.2		12.0
Translation adjustments	.9		.2	1.1
End of period balance	$115.7	$24.3	$9.5	$149.5

Receivables:
End of period balance	$23,032.1	$2,621.7	$7,835.5	$33,489.3

*See Note 2 regarding new accounting guidance related to credit losses.

**Excludes provision for credit losses on unfunded commitments of $2.4 million, which is recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The allowance for credit losses on Receivables increased $20.4 million in the first quarter of 2021, primarily related to the adoption of ASU No. 2016-13.  Following the adoption of the new credit loss standard, the allowance for credit losses on retail notes and financing leases increased slightly, while the allowance on revolving charge accounts decreased, reflecting better than expected payment performance on certain agriculture revolving accounts in the U.S due to improved conditions in the agriculture market.

An analysis of the allowance for credit losses and investment in Receivables during 2020 was as follows (in millions of dollars):

	Three Months Ended
	February 2, 2020
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$53.7	$39.3	$7.6	$100.6
Provision (credit) for credit losses	13.4	(1.1)	(.2)	12.1
Write-offs	(13.9)	(6.4)	(.8)	(21.1)
Recoveries	.7	7.5	.8	9.0
Translation adjustments			2.5	2.5
End of period balance	$53.9	$39.3	$9.9	$103.1

Receivables:
End of period balance	$19,903.4	$2,673.2	$9,146.3	$31,722.9

Troubled Debt Restructurings

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2021, the

Company identified 95 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5.5 million pre-modification and $5.4 million post-modification. During the first three months of 2020, there were 73 Receivable contracts, primarily retail notes, with aggregate balances of $2.2 million pre-modification and $2.0 million post-modification. The short-term relief related to COVID mentioned on page 11 did not meet the definition of a troubled debt restructuring. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2021, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third-party investors result in secured borrowings, which are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the retail notes securitized or a fixed percentage of the outstanding balance of the retail notes securitized. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,424.7 million, $2,897.5 million, and $2,490.1 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,403.4 million, $2,856.2 million, and $2,442.1 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $463.0 million, $549.7 million, and $596.6 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (securitization borrowings and accrued interest) were $453.5 million, $528.1 million, and $567.3 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,120.0 million, $1,327.3 million, and $1,440.5 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,097.0 million, $1,275.1 million, and $1,369.7 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

January 31
2021
Carrying value of liabilities	$1,097.0
Maximum exposure to loss	1,120.0

The total assets of unconsolidated VIEs related to securitizations were approximately $37 billion at January 31, 2021.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Retail notes securitized	$3,928.0	$4,689.2	$4,443.7
Allowance for credit losses	(14.7)	(12.6)	(7.9)
Other assets	94.4	97.9	91.4
Total restricted securitized assets	$4,007.7	$4,774.5	$4,527.2

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Securitization borrowings	$3,951.5	$4,656.2	$4,373.9
Accrued interest on borrowings	2.4	3.2	5.2
Total liabilities related to restricted securitized assets	$3,953.9	$4,659.4	$4,379.1

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2021, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheet. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheet.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 31, 2021	February 2, 2020
Sales-type and direct financing lease revenues	$11.8	$11.6
Operating lease revenues	246.6	258.5
Variable lease revenues*	5.2	4.8
Total lease revenues	$263.6	$274.9

*Variable lease revenues primarily relate to separately invoiced property taxes on leased equipment in certain markets and late fees.

The cost of equipment on operating leases by product category was as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Agriculture and turf	$5,023.7	$5,210.4	$5,145.3
Construction and forestry	1,518.8	1,595.3	1,784.4
Total	6,542.5	6,805.7	6,929.7
Accumulated depreciation	(1,509.9)	(1,507.9)	(1,404.0)
Equipment on operating leases - net	$5,032.6	$5,297.8	$5,525.7

Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline.  There were no impairment losses on operating leases recorded during the three months ended January 31, 2021 or February 2, 2020.

The total operating lease residual values at January 31, 2021, November 1, 2020, and February 2, 2020 were $3,706.8 million, $3,826.3 million, and $3,892.4 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $162.5 million, $141.0 million, and $60.7 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at January 31, 2021, November 1, 2020, and February 2, 2020 were $72.6 million, $64.5 million, and $127.4 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet.

Due to the economic effects of COVID, the Company provided short-term relief to lessees during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief represented approximately 3 percent of the Company’s operating lease portfolio at January 31, 2021.

(7)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $3.3 million in the first three months of 2021, compared with $4.4 million for the same period last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Limited Liability Company John Deere Financial	$89.4	$132.5	$115.3
Banco John Deere S.A.	210.6	217.5	167.2
Total Notes Receivable from John Deere	$300.0	$350.0	$282.5

(8)  Commitments and Contingencies

At January 31, 2021, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $1,987.8 million of medium-term notes outstanding, and a fair value liability of $56.5 million for derivatives outstanding, prior to considering applicable netting provisions, with a notional amount of $3,367.6 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at January 31, 2021 was 2.4 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $1,130.3 million at January 31, 2021. The weighted average interest rate on the debt at January 31, 2021 was 2.5 percent with a maximum remaining maturity of approximately three years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.6 billion at January 31, 2021. The amount of unused commitments to extend credit to customers was $29.2 billion at January 31, 2021. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At January 31, 2021, Capital Corporation had $227.6 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At January 31, 2021, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of January 31, 2021.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(9)  Income Taxes

The Company’s unrecognized tax benefits at January 31, 2021 were $27.7 million, compared to $33.3 million at November 1, 2020. The liability at January 31, 2021, November 1, 2020, and February 2, 2020 consisted of approximately $16.6 million, $17.2 million, and $14.6 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be material.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 31, 2021		November 1, 2020		February 2, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value *	Value	Value *	Value	Value *
Receivables financed – net	$29,426.5	$29,666.0	$28,751.6	$28,931.7	$27,184.0	$27,221.8
Retail notes securitized – net	3,913.3	4,001.7	4,676.6	4,772.9	4,435.8	4,463.9
Securitization borrowings	3,951.5	3,985.8	4,656.2	4,697.6	4,373.9	4,403.3
Current maturities of long-term borrowings	5,686.8	5,752.7	5,741.6	5,801.1	5,577.6	5,597.5
Long-term borrowings	19,497.5	19,992.3	19,311.1	19,784.4	20,861.9	21,236.0

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Marketable securities
International debt securities	$2.2	$2.2	$2.3
Receivables from John Deere
Derivatives:
Interest rate contracts	484.3	575.5	408.3
Cross-currency interest rate contracts	3.4	7.7	.4
Other assets
Derivatives:
Foreign exchange contracts	1.2	3.8	13.4
Total assets *	$491.1	$589.2	$424.4

Other payables to John Deere
Derivatives:
Interest rate contracts	$42.1	$29.4	$33.1
Cross-currency interest rate contracts	1.8	.7	3.5
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	3.0	.9	2.1
Total liabilities	$46.9	$31.0	$38.7

*    Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next ten years. At January 31, 2021, the amortized cost basis and fair value of these available-for-sale debt securities were $4.7 million and $2.2 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments were as follows (in millions of dollars):

	Fair Value *			Losses
				Three Months Ended
	January 31	November 1	February 2	January 31	February 2
	2021	2020	2020	2021	2020
Equipment on operating leases – net		$340.3
Other assets		56.5
Total		$396.8

*    Receivables with specific allowances were not significant.

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the consolidated balance sheet at fair value:

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

Equipment on operating leases - net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of return rates and equipment sale price at lease maturity. Inputs include realized sales values.

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

All derivatives are recorded at fair value on the consolidated balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the consolidated balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2021, November 1, 2020, and February 2, 2020 were $2,350.0 million, $1,550.0 million, and $2,900.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2021 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $3.6 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 31, 2021, November 1, 2020, and February 2, 2020 were $7,592.0 million, $6,525.7 million, and $8,743.0 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
January 31, 2021	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$1.3		$1.3	$1.3
Long-term borrowings	8,120.1	$423.8	137.3	561.1

November 1, 2020
Current maturities of long-term borrowings	$2.5		$2.5	$2.5
Long-term borrowings	7,149.8	$530.0	121.6	651.6

February 2, 2020
Current maturities of long-term borrowings	$(5.2)		$(5.2)	$(5.2)
Long-term borrowings	9,061.3	$372.6	(21.0)	351.6

Derivatives Not designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at January 31, 2021, November 1, 2020, and February 2, 2020  were $2,527.7 million, $2,336.6 million, and $2,342.2 million, the foreign exchange contracts were $113.0 million, $172.6 million, and $1,365.1 million, and the cross-currency interest rate contracts were $144.7 million, $111.5 million, and $100.0 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,743.9 million, $1,961.4 million, and $1,963.2 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. Interest rate caps were also purchased with notional amounts of $1,743.9 million, $1,961.4 million, and $1,963.2 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$474.3	$565.2	$402.0

Not designated as hedging instruments:
Interest rate contracts	10.0	10.3	6.3
Cross-currency interest rate contracts	3.4	7.7	.4
Total not designated	13.4	18.0	6.7

Other Assets
Not designated as hedging instruments:
Foreign exchange contracts	1.2	3.8	13.4
Total not designated	1.2	3.8	13.4

Total derivative assets	$488.9	$587.0	$422.1

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$27.7	$12.7	$16.5

Not designated as hedging instruments:
Interest rate contracts	14.4	16.7	16.6
Cross-currency interest rate contracts	1.8	.7	3.5
Total not designated	16.2	17.4	20.1

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	3.0	.9	2.1

Total derivative liabilities	$46.9	$31.0	$38.7

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended
	January 31	February 2
	2021	2020
Fair Value Hedges
Interest rate contracts - Interest expense	$(52.3)	$91.1

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	(.5)	(1.6)

Reclassified from OCI
Interest rate contracts - Interest expense	(4.3)	(1.2)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(2.5)	$2.0
Foreign exchange contracts - Administrative and operating expenses *	(12.6)	3.7
Total not designated	$(15.1)	$5.7

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended January 31, 2021 and February 2, 2020 were a loss of $63.8 million and a gain of $89.8 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. At January 31, 2021, November 1, 2020, and February 2, 2020, there were no aggregate liability positions for derivatives with credit-risk-related contingent features. In accordance with these agreements, no collateral was posted at January 31, 2021, November 1, 2020, or February 2, 2020. In addition, the Company paid $2.6 million of collateral either in cash or pledged securities that was outstanding at both January 31, 2021 and November 1, 2020 to participate in an international futures market to hedge currency exposure, which is not included in the table on the subsequent page.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of January 31, 2021, November 1, 2020, and February 2, 2020.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 31, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.2			$1.2
John Deere	487.7	$(37.9)		449.8
Liabilities
External	3.0			3.0
John Deere	43.9	(37.9)		6.0

November 1, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$3.8	$(.7)		$3.1
John Deere	583.2	(23.5)		559.7
Liabilities
External	.9	(.7)		.2
John Deere	30.1	(23.5)		6.6

February 2, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$13.4	$(.9)		$12.5
John Deere	408.7	(31.6)		377.1
Liabilities
External	2.1	(.9)		1.2
John Deere	36.6	(31.6)		5.0

(12)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was not significant for the three month periods ending January 31, 2021 and February 2, 2020. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.6 million for the first three months of 2021, compared with $5.1 million for the same period last year. The decrease from the prior year is primarily due to a $3.3 million curtailment loss in the first three months of 2020 related to voluntary employee-separation programs (see Note 13). Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended January 31, 2021.

(13)   Employee-Separation Programs

During the first quarter of 2020, the Company incurred voluntary employee-separation program expenses of $7.7 million, as part of its efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expenses were recorded primarily in the period in which the employees irrevocably accepted the separation offer. Included in the total pretax expense noted above was a non-cash charge of $3.3 million resulting from a curtailment in certain OPEB plans (see Note 12). The expenses were recorded in administrative and operating expenses.

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

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be up 15 to 20 percent in 2021. Industry sales in Europe are forecast to be up about 5 percent in 2021. In South America, industry sales of tractors and combines are projected to be up about 10 percent in 2021. Asian sales are forecast to be down slightly in 2021. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be up about 5 percent in 2021. Construction industry sales in U.S. and Canada for 2021 are expected to increase about 5 percent, while compact construction industry sales in the U.S. and Canada are expected to increase about 10 percent in 2021. In forestry, global industry sales are expected to be 5 to 10 percent higher.

The Company’s full year 2021 results are expected to benefit from income earned from a higher average portfolio, lower losses on lease residual values, and favorable financing spreads.

Items of concern include uncertainty of the effectiveness of governmental and private sector actions to address COVID, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, geopolitical events, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results. The future financial effects of COVID are unknown due to many factors. As a result, predicting the Company’s forecasted financial performance is subject to many assumptions.

COVID Effects and Actions

The effects of COVID and the related actions of governments and other authorities to contain COVID continue to affect the Company’s operations, results, cash flows, and forecasts.

The Company’s first priority in addressing the effects of COVID continues to be the health, safety, and overall welfare of its employees. The Company effectively activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world.

The Company continued to work closely with its customers, including John Deere dealers and retail customers, in the first quarter in connection with short-term relief on obligations owed to the Company. Receivables and Leases granted relief since the beginning of the pandemic and remaining outstanding at January 31, 2021 represented approximately 4 percent of the Receivables and Leases portfolio (see Notes 4 and 6).

2021 Compared with 2020

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended
	January 31	February 2
	2021	2020
Total revenues	$657.0	$718.6
Net income attributable to the Company	166.7	99.2

Total revenues for the first quarter of 2021 decreased primarily due to lower average financing rates, partially offset by a higher average portfolio. Net income for the first quarter was higher than the same period in 2020 primarily due to favorable financing spreads, lower losses on operating lease residual values, and a lower provision for credit losses.

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 31	February 2%
	2021	2020	Change
Finance income earned from:
Retail notes	$237.3	$234.8	1
Revolving charge accounts	72.9	80.7	(10)
Wholesale receivables	73.3	110.3	(34)
Lease revenues	263.6	274.9	(4)

Finance income earned on retail notes increased slightly primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on revolving charge accounts and wholesale receivables were lower primarily due to lower average financing rates and lower average portfolio balances. Lease revenues decreased primarily due to lower average portfolio balances.

Revenues earned from John Deere totaled $149.1 million in the first three months of 2021, compared with $168.9 million for the same period last year. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on wholesale receivables. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 31	February 2%
	2021	2020	Change
Interest expense	$134.0	$219.8	(39)
Administrative and operating expenses	92.5	123.5	(25)
Provision (credit) for credit losses	(.6)	12.1	(105)
Depreciation of equipment on operating leases	194.8	213.5	(9)
Provision for income taxes	39.0	26.1	49

The decrease in interest expense for the first quarter of 2021 was primarily due to lower average interest rates.

Administrative and operating expenses decreased for the first quarter of 2021 primarily due to lower losses on operating lease residual values and voluntary employee-separation costs incurred in the first quarter of 2020 that did not reoccur in 2021.

The provision (credit) for credit losses decreased for the first quarter of 2021 primarily due to improved payment performance on certain agriculture revolving charge accounts in the U.S. due to improved conditions in the agriculture market, partially offset by a higher provision for unfunded commitments. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was (.01) percent in the first quarter of 2021, compared with .15 percent for the same period last year. See Note 2 and Note 4 for further information regarding the Company’s allowance for credit losses policies.

The depreciation of equipment on operating leases for the first quarter of 2021 decreased primarily due to updated depreciation estimates and lower average balances of equipment on operating leases.

The provision for income taxes increased in the first quarter of 2021 primarily due to higher pretax income in the current quarter.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	January 31	February 2	$	%
	2021	2020	Change	Change
Retail notes:
Agriculture and turf	$2,327.7	$1,656.3	$671.4	41
Construction and forestry	631.9	511.3	120.6	24
Total retail notes	2,959.6	2,167.6	792.0	37
Revolving charge accounts	1,991.1	1,915.5	75.6	4
Financing leases	79.4	69.8	9.6	14
Equipment on operating leases	284.3	529.5	(245.2)	(46)
Total Receivables and Leases (excluding wholesale)	$5,314.4	$4,682.4	$632.0	13

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 31	November 1	February 2
	2021	2020	2020
Retail notes:
Agriculture and turf	$18,316.0	$18,031.0	$15,832.1
Construction and forestry	3,976.6	3,816.2	3,403.1
Total retail notes	22,292.6	21,847.2	19,235.2
Revolving charge accounts	2,621.7	3,827.4	2,673.2
Wholesale receivables	7,835.5	7,093.3	9,146.3
Financing leases	739.5	789.4	668.2
Equipment on operating leases	5,032.6	5,297.8	5,525.7
Total Receivables and Leases	$38,521.9	$38,855.1	$37,248.6

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	January 31		November 1		February 2
	2021		2020		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$371.2	1.11	$311.9	.93	$406.6	1.28
Non-performing Receivables	276.2	.82	262.5	.78	331.7	1.05
Allowance for credit losses	149.5	.45	129.1	.38	103.1	.33

*   The delinquency status of receivables granted relief due to COVID is based on the modified payment schedule (see Note 4).

Receivables 30 days or more past due continue to accrue finance income. The Company ceases to accrue finance income once Receivables are considered non-performing. An allowance for credit losses is recorded for the estimated credit losses expected over the life of the Receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. The increase in the allowance for credit losses during the first quarter of 2021 was primarily due to the adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. While the Company believes its allowance is sufficient to provide for losses over the life of its existing Receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses. See Note 4 for additional information related to the allowance for credit losses.

Deposits withheld from dealers and merchants amounted to $126.9 million at January 31, 2021, compared with $114.8 million at November 1, 2020 and $128.5 million at February 2, 2020. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Upon the adoption of ASU 2016-13, recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. During the three months ended January 31, 2021, $.9 million was recorded in other income related to recoveries from dealer deposits and other freestanding credit enhancements. Prior to the adoption of ASU No. 2016-13, the benefit of credit losses recovered from freestanding credit enhancements, such as dealer deposits, were recognized in the provision for credit losses.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	January 31, 2021		February 2, 2020
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(1.2)	(.03)	$(1.3)	(.03)
Construction and forestry	(2.2)	(.23)	(12.2)	(1.47)
Total retail notes	(3.4)	(.06)	(13.5)	(.28)
Revolving charge accounts	(5.3)	(.71)	(6.4)	(.83)
Wholesale receivables			(.8)	(.04)
Financing leases	(.7)	(.36)	(.4)	(.23)
Total write-offs	(9.4)	(.11)	(21.1)	(.26)
Recoveries:
Retail notes:
Agriculture and turf	2.4	.05	.3	.01
Construction and forestry	.3	.03	.3	.04
Total retail notes	2.7	.05	.6	.01
Revolving charge accounts	9.2	1.23	7.5	.97
Wholesale receivables			.8	.04
Financing leases	.1	.05	.1	.06
Total recoveries	12.0	.14	9.0	.11
Total net write-offs	$2.6	.03	$(12.1)	(.15)

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks, financial, and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by changes in demand and pricing for used equipment and resulting impacts on lease residual values; actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to accounting standards; changes in tax rates, estimates, laws and regulations and Company actions related thereto; changes to and compliance with privacy regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; actions by other regulatory bodies; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; retaliatory actions to such changes in trade, banking, monetary and fiscal policies; the political and social stability of the global markets in which the Company operates; changes in weather patterns; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including the COVID pandemic) and government and industry responses to epidemics, such as travel restrictions and extended shut down of businesses; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; changes in the ability to attract, develop, engage, and retain qualified personnel; the implementation of the smart industrial operating strategy and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of the Company’s information technology systems; and security breaches, cybersecurity attacks, technology failures and other disruptions to the Company’s information technology infrastructure.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: the duration and impact of any resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of COVID; prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the financial condition and credit risk of the Company's customers and dealers, which could affect the demand for financing and lead to higher credit losses and losses on lease residual values; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies, other than as described below related to the allowance for credit losses, as a result of the adoption of ASU No. 2016-13 during the first quarter of 2021.

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s Receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted average remaining maturity models are used for smaller and less complex Customer Receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, adjusted for current economic conditions. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. While the Company believes its allowance is sufficient to provide for losses over the life of its existing Receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

Capital Resources and Liquidity

For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed annual report on Form 10-K.

During the first three months of 2021, the aggregate net cash provided by operating and investing activities was used primarily to decrease borrowings. Net cash provided by operating activities was $300.7 million in the first three months of 2021. Net cash provided by investing activities totaled $327.7 million in the first three months of 2021, primarily due to the collections of Receivables (excluding wholesale) exceeding the cost of Receivables acquired (excluding wholesale) by $856.4 million and the proceeds from sales of equipment on operating leases exceeding the cost of equipment on operating leases acquired by $50.4 million, partially offset by an increase in net wholesale receivables of $632.5 million. Net cash used for financing activities totaled $691.4 million in the first three months of 2021, resulting primarily from a net decrease in total external borrowings of $423.7 million, dividends paid of $135.0 million, and a net decrease in payables to John Deere of $123.6 million. Cash, cash equivalents, and restricted cash decreased $56.3 million during the first three months of 2021.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 31, 2021, November 1, 2020, and February 2, 2020 was $299.9 million, $125.0 million, and $1,131.4 million, respectively, while the total cash, cash equivalents, and marketable securities position was $624.7 million, $676.8 million, and $644.9 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $124.0 million, $163.7 million, and $152.6 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). During November 2020, the agreement was renewed with a total capacity, or “financing limit,” of $2,000.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2021, $1,549.9 million of short-term securitization borrowings were outstanding under the agreement.

During the first three months of 2021, the Company issued $1,523.1 million and retired $1,367.7 million of long-term borrowings, which were primarily medium-term notes. During the first three months of 2021, the Company also retired $705.8 million of retail note securitization borrowings and maintained an average commercial paper balance of $705.4 million. At January 31, 2021, the Company’s funding profile included $314.1 million of commercial paper and other notes payable, $3,951.5 million of securitization borrowings, $5,227.4 million of loans from John Deere, $25,184.3 million of unsecured term debt, and $4,342.5 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $34,677.3 million at January 31, 2021, compared with $35,145.9 million at November 1, 2020 and $33,450.6 million at February 2, 2020. Total short-term indebtedness amounted to $15,179.8 million at January 31, 2021, compared with $15,834.8 million at November 1, 2020 and $12,588.7 million at February 2, 2020. Total long-term indebtedness amounted to $19,497.5 million at January 31, 2021, compared with $19,311.1 million at November 1, 2020 and $20,861.9 million at February 2, 2020. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 at January 31, 2021, compared with 8.2 to 1 at November 1, 2020 and 8.2 to 1 at February 2, 2020.

Stockholder’s equity was $4,342.5 million at January 31, 2021, compared with $4,298.2 million at November 1, 2020 and $4,097.3 million at February 2, 2020. The increase in the first three months of 2021 was primarily due to net income attributable to the Company of $166.7 million and a change in the cumulative translation adjustment of $35.7 million, partially offset by dividends paid of $135.0 million and the adoption of ASU No. 2016-13 of $26.2 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,014.2 million at January 31, 2021, $6,654.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at January 31, 2021 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2024, and $2,500.0 million, expiring in fiscal April 2025. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $135.0 million and $125.0 million in the first three months of 2021 and 2020, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of January 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. The Company implemented new loss forecast models for the estimation of the allowance for credit losses with the adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The Company began using the models on November 2, 2020 in determining its allowance for credit losses, which is an estimate of credit losses expected over the life of the Company’s Receivable portfolio. In conjunction with this change, management has implemented new controls within the allowance for credit losses process. During the first quarter, there were no other changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its financial statements.

Item 1A.  Risk Factors.

See the Company’s most recent annual report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 25, 2021	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer