Form 10-Q
period 2021-05-02
DEERE JOHN CAPITAL CORP
filed 2021-05-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2021

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

At May 2, 2021, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Revenues
Finance income earned on retail notes	$234.2	$231.7	$471.5	$466.5
Revolving charge account income	65.9	74.2	138.8	154.9
Finance income earned on wholesale receivables	80.3	110.4	153.6	220.7
Lease revenues	256.2	272.6	519.8	547.5
Other income	38.7	11.2	48.6	29.1
Total revenues	675.3	700.1	1,332.3	1,418.7
Expenses
Interest expense	125.0	216.6	259.0	436.4
Operating expenses:
Administrative and operating expenses	106.3	142.4	198.8	265.9
Fees paid to John Deere	39.4	23.3	70.9	48.2
Provision (credit) for credit losses	(15.6)	72.7	(16.2)	84.8
Depreciation of equipment on operating leases	184.6	214.3	379.4	427.8
Total operating expenses	314.7	452.7	632.9	826.7
Total expenses	439.7	669.3	891.9	1,263.1
Income of consolidated group before income taxes	235.6	30.8	440.4	155.6
Provision for income taxes	59.0	5.4	98.0	31.5
Income of consolidated group	176.6	25.4	342.4	124.1
Equity in income of unconsolidated affiliate	.6	.4	1.5	1.1
Net income	177.2	25.8	343.9	125.2
Less: Net income (loss) attributable to noncontrolling interests		(.1)		.1
Net income attributable to the Company	$177.2	$25.9	$343.9	$125.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020

Net income	$177.2	$25.8	$343.9	$125.2

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	3.6	(17.0)	39.3	(21.8)
Unrealized gain (loss) on derivatives	2.3	(8.7)	5.3	(9.0)
Unrealized gain (loss) on debt securities		(.2)	.1	(.6)
Other comprehensive income (loss), net of income taxes	5.9	(25.9)	44.7	(31.4)

Comprehensive income (loss) of consolidated group	183.1	(.1)	388.6	93.8
Less: Comprehensive income (loss) attributable to noncontrolling interests		(.1)		.1
Comprehensive income attributable to the Company	$183.1		$388.6	$93.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(in millions)

	May 2	November 1	May 3
	2021	2020	2020
Assets
Cash and cash equivalents	$667.0	$674.6	$1,266.3
Marketable securities	2.0	2.2	1.7
Receivables:
Retail notes	19,146.1	17,158.0	14,874.5
Retail notes securitized	4,106.3	4,689.2	4,664.1
Revolving charge accounts	3,267.9	3,827.4	3,388.7
Wholesale receivables	8,424.1	7,093.3	9,343.4
Financing leases	789.1	789.4	670.6
Total receivables	35,733.5	33,557.3	32,941.3
Allowance for credit losses	(129.8)	(129.1)	(139.8)
Total receivables – net	35,603.7	33,428.2	32,801.5
Other receivables	91.1	88.1	101.7
Receivables from John Deere	299.5	583.2	759.8
Equipment on operating leases – net	5,008.9	5,297.8	5,421.6
Notes receivable from John Deere	301.5	350.0	294.6
Investment in unconsolidated affiliate	21.5	19.3	17.1
Deferred income taxes	31.0	27.1	33.8
Other assets	342.6	386.7	423.5
Total Assets	$42,368.8	$40,857.2	$41,121.6

Liabilities and Stockholder’s Equity
Short-term borrowings:
Commercial paper and other notes payable	$1,168.9	$187.5	$2,181.4
Securitization borrowings	4,092.5	4,656.2	4,603.5
John Deere	5,752.4	5,249.5	2,550.4
Current maturities of long-term borrowings	5,702.9	5,741.6	5,447.1
Total short-term borrowings	16,716.7	15,834.8	14,782.4
Other payables to John Deere	81.2	30.1	46.8
Accounts payable and accrued expenses	840.8	922.3	877.9
Deposits withheld from dealers and merchants	125.8	114.8	109.0
Deferred income taxes	295.7	345.9	452.9
Long-term borrowings	19,783.0	19,311.1	20,855.4
Total liabilities	37,843.2	36,559.0	37,124.4
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	3,074.3	2,891.6	2,641.7
Accumulated other comprehensive loss	(33.1)	(77.8)	(128.8)
Total Company stockholder’s equity	4,524.0	4,296.6	3,995.7
Noncontrolling interests	1.6	1.6	1.5
Total stockholder’s equity	4,525.6	4,298.2	3,997.2
Total Liabilities and Stockholder’s Equity	$42,368.8	$40,857.2	$41,121.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

(Unaudited)

(in millions)

	Six Months Ended
	May 2	May 3
	2021	2020
Cash Flows from Operating Activities:
Net income	$343.9	$125.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	(16.2)	84.8
Provision for depreciation and amortization	390.5	435.8
Credit for deferred income taxes	(48.8)	(72.0)
Impairment charges		30.8
Undistributed earnings of unconsolidated affiliate	(1.5)	(.9)
Change in accounts payable and accrued expenses	(43.3)	4.0
Change in accrued income taxes payable/receivable	(16.8)	(7.7)
Other	82.0	148.5
Net cash provided by operating activities	689.8	748.5

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(10,873.3)	(9,012.6)
Collections of receivables (excluding wholesale)	10,048.1	9,398.8
Increase in wholesale receivables – net	(1,209.2)	(713.3)
Cost of equipment on operating leases acquired	(814.0)	(1,004.9)
Proceeds from sales of equipment on operating leases	762.6	669.5
Cost of notes receivable acquired from John Deere	(70.8)	(61.9)
Collections of notes receivable from John Deere	127.4	38.2
Other	(2.8)	(34.5)
Net cash used for investing activities	(2,032.0)	(720.7)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net	981.4	720.2
Increase (decrease) in securitization borrowings – net	(563.4)	326.9
Increase in payable to John Deere – net	403.4	724.1
Proceeds from issuance of long-term borrowings	3,422.4	2,129.9
Payments of long-term borrowings	(2,772.1)	(3,033.1)
Dividends paid	(135.0)	(225.0)
Debt issuance costs	(18.2)	(18.2)
Net cash provided by financing activities	1,318.5	624.8

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.7	(5.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15.0)	647.3
Cash, cash equivalents, and restricted cash at beginning of period *	769.4	710.9
Cash, cash equivalents, and restricted cash at end of period *	$754.4	$1,358.2

* At May 2, 2021, November 1, 2020, May 3, 2020, and November 3, 2019, restricted cash, which is reported in other assets on the consolidated balance sheet, was $87.4 million, $94.8 million, $91.9 million and $78.3 million, respectively. The restricted cash primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended May 2, 2021 and May 3, 2020

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended May 3, 2020
Balance February 2, 2020	$4,097.3	$1,482.8	$2,715.8	$(102.9)	$1.6
Net income (loss)	25.8		25.9		(.1)
Other comprehensive loss	(25.9)			(25.9)
Dividends declared	(100.0)		(100.0)
Balance May 3, 2020	$3,997.2	$1,482.8	$2,641.7	$(128.8)	$1.5

Six Months Ended May 3, 2020
Balance November 3, 2019	$4,128.4	$1,482.8	$2,741.6	$(97.4)	$1.4
Net income	125.2		125.1		.1
Other comprehensive loss	(31.4)			(31.4)
Dividends declared	(225.0)		(225.0)
Balance May 3, 2020	$3,997.2	$1,482.8	$2,641.7	$(128.8)	$1.5

Three Months Ended May 2, 2021
Balance January 31, 2021	$4,342.5	$1,482.8	$2,897.1	$(39.0)	$1.6
Net income	177.2		177.2
Other comprehensive income	5.9			5.9
Balance May 2, 2021	$4,525.6	$1,482.8	$3,074.3	$(33.1)	$1.6

Six Months Ended May 2, 2021
Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6
ASU No. 2016-13 adoption (see Note 2)	(26.2)		(26.2)
Net income	343.9		343.9
Other comprehensive income	44.7			44.7
Dividends declared	(135.0)		(135.0)
Balance May 2, 2021	$4,525.6	$1,482.8	$3,074.3	$(33.1)	$1.6

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

The Company has prepared its interim consolidated financial statements, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The COVID pandemic has resulted in uncertainties in the Company’s business, which may result in actual outcomes differing from those estimates.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2021 and 2020 were May 2, 2021 and May 3, 2020, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks.

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

New Accounting Standards to be Adopted

The Company will adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

(3)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) were as follows (in millions of dollars):

		Unrealized	Unrealized	Accumulated
	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Translation	on	on	Comprehensive
	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance November 3, 2019	$(88.4)	$(7.0)	$(2.0)	$(97.4)
Other comprehensive income (loss) items before reclassification	(21.8)	(13.0)	(.6)	(35.4)
Amounts reclassified from accumulated other comprehensive income		4.0		4.0
Net current period other comprehensive income (loss)	(21.8)	(9.0)	(.6)	(31.4)
Balance May 3, 2020	$(110.2)	$(16.0)	$(2.6)	$(128.8)

Balance November 1, 2020	$(69.5)	$(6.7)	$(1.6)	$(77.8)
Other comprehensive income (loss) items before reclassification	39.3	.1	.1	39.5
Amounts reclassified from accumulated other comprehensive income		5.2		5.2
Net current period other comprehensive income (loss)	39.3	5.3	.1	44.7
Balance May 2, 2021	$(30.2)	$(1.4)	$(1.5)	$(33.1)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 2, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$3.6		$3.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.6	$(.1)	.5
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.3	(.5)	1.8
Net unrealized gain (loss) on derivatives	2.9	(.6)	2.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.2
Total other comprehensive income (loss)	$6.3	$(.4)	$5.9

Six Months Ended May 2, 2021
Cumulative translation adjustment	$39.3		$39.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.1		.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6.6	$(1.4)	5.2
Net unrealized gain (loss) on derivatives	6.7	(1.4)	5.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.3	.1
Total other comprehensive income (loss)	$45.8	$(1.1)	$44.7

Three Months Ended May 3, 2020
Cumulative translation adjustment	$(17.0)		$(17.0)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14.9)	$3.1	(11.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3.9	(.8)	3.1
Net unrealized gain (loss) on derivatives	(11.0)	2.3	(8.7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.6)	.4	(.2)
Total other comprehensive income (loss)	$(28.6)	$2.7	$(25.9)

Six Months Ended May 3, 2020
Cumulative translation adjustment	$(21.8)		$(21.8)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(16.5)	$3.5	(13.0)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5.1	(1.1)	4.0
Net unrealized gain (loss) on derivatives	(11.4)	2.4	(9.0)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(1.5)	.9	(.6)
Total other comprehensive income (loss)	$(34.7)	$3.3	$(31.4)

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. Finance income for non-performing Receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

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

Due to the economic effects of COVID, the Company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. Receivables granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented approximately 3 percent of the Receivables balance. The majority of Receivables granted short-term relief are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) at May 2, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,347.9	$7,187.4	$3,645.2	$1,976.0	$899.2	$305.4	$3,137.1	$22,498.2
30-59 days past due	17.8	56.7	33.0	16.5	9.2	4.5	19.1	156.8
60-89 days past due	3.6	28.8	12.9	7.2	3.5	1.8	4.8	62.6
90+ days past due			.8	.7	.3			1.8
Non-performing	1.9	42.6	41.7	38.6	18.2	18.3	16.5	177.8
Construction and forestry
Current	1,190.7	1,587.1	844.0	357.4	88.9	18.3	85.2	4,171.6
30-59 days past due	15.5	37.8	25.3	8.9	4.1	1.0	3.1	95.7
60-89 days past due	6.4	11.3	10.4	6.0	1.4	.4	1.3	37.2
90+ days past due		.6	3.9					4.5
Non-performing	.7	36.2	32.4	19.6	8.9	4.6	.8	103.2
Total Customer Receivables	$6,584.5	$8,988.5	$4,649.6	$2,430.9	$1,033.7	$354.3	$3,267.9	$27,309.4

The credit quality analysis of Customer Receivables at November 1, 2020 and May 3, 2020 was as follows (in millions of dollars):

	November 1, 2020			May 3, 2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$18,341.2	$3,710.3	$22,051.5	$16,179.5	$3,215.9	$19,395.4
30-59 days past due	111.4	11.5	122.9	170.2	30.7	200.9
60-89 days past due	47.6	3.5	51.1	82.1	11.9	94.0
90+ days past due	2.0		2.0	3.3		3.3
Non-performing	172.7	5.4	178.1	216.5	41.4	257.9
Construction and forestry
Current	3,759.5	92.3	3,851.8	3,286.5	82.5	3,369.0
30-59 days past due	82.0	2.4	84.4	99.7	4.0	103.7
60-89 days past due	38.8	1.1	39.9	45.8	1.2	47.0
90+ days past due	1.9		1.9
Non-performing	79.5	.9	80.4	125.6	1.1	126.7
Total Customer Receivables	$22,636.6	$3,827.4	$26,464.0	$20,209.2	$3,388.7	$23,597.9

The credit quality analysis of wholesale receivables at May 2, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$189.8	$138.4	$45.0	$12.4	$3.6	$.8	$6,591.4	$6,981.4
30-59 days past due							4.3	4.3
60-89 days past due							2.1	2.1
90+ days past due							3.3	3.3
Non-performing			.4				4.3	4.7
Construction and forestry
Current	4.9	6.6	4.7	.5			1,407.7	1,424.4
30-59 days past due							.9	.9
60-89 days past due
90+ days past due							3.0	3.0
Non-performing
Total wholesale receivables	$194.7	$145.0	$50.1	$12.9	$3.6	$.8	$8,017.0	$8,424.1

The credit quality analysis of wholesale receivables at November 1, 2020 and May 3, 2020 was as follows (in millions of dollars):

	November 1, 2020	May 3, 2020
Wholesale receivables:
Agriculture and turf
Current	$5,693.7	$7,557.5
30-59 days past due	3.9	8.1
60-89 days past due	4.4	.9
90+ days past due	1.1	2.6
Non-performing	4.0	3.4
Construction and forestry
Current	1,385.9	1,764.8
30-59 days past due	.3	1.5
60-89 days past due		1.6
90+ days past due		1.0
Non-performing		2.0
Total wholesale receivables	$7,093.3	$9,343.4

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s Receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. Non-performing Receivables are included in the estimate of expected credit losses.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools. Transition matrix models, which are used for the majority of the Customer Receivables, estimate credit losses using historical delinquency and default information to assign probabilities that a receivable will pay as contractually scheduled or become delinquent and advance through the various delinquency stages. The model simulates the runoff of the portfolio, month-by-month, over the life of the receivables until the balances are fully repaid or default, using roll rates applied to the outstanding portfolio. The roll rates are applied based on the delinquency status of the customer accounts and are further segmented based on the credit risk and remaining duration of the underlying receivables. Estimated recovery rates are applied to the balance at default to calculate the expected credit losses. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. The WARM models apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff. Expected credit losses on wholesale receivables are based on historical loss rates, adjusted for current economic conditions and reasonable and supportable forecasts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

Recoveries from freestanding credit enhancements, such as dealer deposits, are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statement of consolidated income when the dealer’s withholding account is charged. During the three and six months ended May 2, 2021, $5.7 million and $6.6 million, respectively, were recorded in other income related to recoveries from credit enhancements. Prior to the adoption of ASU No. 2016-13, the allowance for credit losses was estimated on probable credit losses incurred after consideration of expected recoveries from credit enhancements.

An analysis of the allowance for credit losses and investment in Receivables during 2021 was as follows (in millions of dollars):

	Three Months Ended
	May 2, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$115.7	$24.3	$9.5	$149.5
Provision (credit) for credit losses*	(9.1)	(6.1)	(.1)	(15.3)
Write-offs	(7.1)	(9.0)	(.1)	(16.2)
Recoveries	2.1	9.8		11.9
Translation adjustments	(.3)	(.1)	.3	(.1)
End of period balance	$101.3	$18.9	$9.6	$129.8

	Six Months Ended
	May 2, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$76.9	$42.3	$9.9	$129.1
ASU No. 2016-13 adoption (see Note 2)	32.5	(12.2)	(.6)	19.7
Provision (credit) for credit losses*	(2.4)	(15.8)	(.1)	(18.3)
Write-offs	(11.2)	(14.3)	(.1)	(25.6)
Recoveries	4.9	19.0		23.9
Translation adjustments	.6	(.1)	.5	1.0
End of period balance	$101.3	$18.9	$9.6	$129.8

Receivables:
End of period balance	$24,041.5	$3,267.9	$8,424.1	$35,733.5

*Excludes provision for credit losses on unfunded commitments of $(.3) million and $2.1 million for the three and six months ended May 2, 2021, respectively, which is recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The allowance for credit losses on Receivables decreased $19.7 million in the second quarter of 2021, primarily due to lower expected losses on retail notes and financing leases caused by improving conditions in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The allowance for credit losses on revolving charge accounts also decreased in the second quarter, reflecting strong payment performance due to continued improvements in the agriculture market.

For the first six months of 2021, the allowance for credit losses increased slightly, as the reductions noted above were largely offset by the impact of adopting ASU No. 2016-13.

An analysis of the allowance for credit losses and investment in Receivables during 2020 was as follows (in millions of dollars):

	Three Months Ended
	May 3, 2020
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$53.9	$39.3	$9.9	$103.1
Provision (credit) for credit losses	53.8	19.2	(.3)	72.7
Write-offs	(20.2)	(22.4)		(42.6)
Recoveries	1.4	6.2	.1	7.7
Translation adjustments	(.5)		(.6)	(1.1)
End of period balance	$88.4	$42.3	$9.1	$139.8

	Six Months Ended
	May 3, 2020
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$53.7	$39.3	$7.6	$100.6
Provision (credit) for credit losses	67.2	18.1	(.5)	84.8
Write-offs	(34.1)	(28.8)	(.8)	(63.7)
Recoveries	2.1	13.7	.9	16.7
Translation adjustments	(.5)		1.9	1.4
End of period balance	$88.4	$42.3	$9.1	$139.8

Receivables:
End of period balance	$20,209.2	$3,388.7	$9,343.4	$32,941.3

The allowance for credit losses increased $36.7 million in the second quarter of 2020 due to the negative economic effects of COVID and other macroeconomic issues, which significantly affected certain retail borrowers, particularly of construction equipment.

Troubled Debt Restructurings

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2021, the Company identified 185 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $7.8 million pre-modification and $7.2 million post-modification. During the first six months of 2020, there were 192 Receivable contracts, primarily retail notes, with aggregate balances of $7.3 million pre-modification and $7.1 million post-modification. The short-term relief related to COVID mentioned on page 11 did not meet the definition of a troubled debt restructuring. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 2, 2021, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,875.2 million, $2,897.5 million, and $3,017.3 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,833.3 million, $2,856.2 million, and $2,976.9 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $382.6 million, $549.7 million, and $505.3 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (securitization borrowings and accrued interest) were $369.0 million, $528.1 million, and $477.8 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $925.3 million, $1,327.3 million, and $1,220.4 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $892.5 million, $1,275.1 million, and $1,153.9 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets was as follows (in millions of dollars):

May 2
2021
Carrying value of liabilities	$892.5
Maximum exposure to loss	925.3

The total assets of unconsolidated VIEs related to securitizations were approximately $35 billion at May 2, 2021.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Retail notes securitized	$4,106.3	$4,689.2	$4,664.1
Allowance for credit losses	(14.3)	(12.6)	(16.4)
Other assets	91.1	97.9	95.3
Total restricted securitized assets	$4,183.1	$4,774.5	$4,743.0

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Securitization borrowings	$4,092.5	$4,656.2	$4,603.5
Accrued interest on borrowings	2.3	3.2	5.1
Total liabilities related to restricted securitized assets	$4,094.8	$4,659.4	$4,608.6

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At May 2, 2021, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheet. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheet.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Sales-type and direct financing lease revenues	$11.3	$10.7	$23.1	$22.3
Operating lease revenues	239.8	256.8	486.4	515.3
Variable lease revenues	5.1	5.1	10.3	9.9
Total lease revenues	$256.2	$272.6	$519.8	$547.5

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets and late fees.

The cost of equipment on operating leases by product category was as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Agriculture and turf	$5,017.0	$5,210.4	$5,112.6
Construction and forestry	1,490.4	1,595.3	1,742.9
Total	6,507.4	6,805.7	6,855.5
Accumulated depreciation	(1,498.5)	(1,507.9)	(1,433.9)
Equipment on operating leases - net	$5,008.9	$5,297.8	$5,421.6

Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates are revised. There were no impairment losses on operating leases recorded during the six months ended May 2, 2021. During the second quarter of 2020, the Company recorded impairment losses on operating leases of $21.0 million due to higher expected return rates and lower estimated values of used construction equipment. Operating lease impairments are recorded in administrative and operating expenses on the statement of consolidated income.

The total operating lease residual values at May 2, 2021, November 1, 2020, and May 3, 2020 were $3,651.2 million, $3,826.3 million, and $3,859.9 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $201.9 million, $141.0 million, and $76.5 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at May 2, 2021, November 1, 2020, and May 3, 2020 were $39.5 million, $64.5 million, and $100.7 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet. During the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $9.8 million due to lower estimated values of used construction equipment. There were no impairment losses recorded on matured operating lease inventory during the six months ended May 2, 2021. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Due to the economic effects of COVID, the Company provided short-term payment relief to lessees during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented approximately 2 percent of the Company’s operating lease portfolio.

(7)  Notes Receivable from John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $3.1 million for the second quarter and $6.4 in the first six months of 2021, compared with $3.6 million and $8.0 million for the same periods last year, respectively.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Limited Liability Company John Deere Financial	$127.9	$132.5	$102.6
Banco John Deere S.A.	173.6	217.5	192.0
Total Notes Receivable from John Deere	$301.5	$350.0	$294.6

(8)  Long-Term Borrowings

Long-term borrowings of the Company at May 2, 2021, November 1, 2020, and May 3, 2020 consisted of the following (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Senior Debt:
Medium-term notes	$19,801.6	$19,320.6	$20,868.3
Other notes	35.0	38.2	40.7
Total senior debt	19,836.6	19,358.8	20,909.0
Unamortized debt discount and debt issuance costs	(53.6)	(47.7)	(53.6)
Total	$19,783.0	$19,311.1	$20,855.4

The medium-term notes in the table above include fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $19,438.3, $18,668.9, and $20,125.9 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

(9)  Commitments and Contingencies

At May 2, 2021, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,321.0 million of medium-term notes outstanding, and a fair value liability of $55.0 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,744.5 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at May 2, 2021 was 2.3 percent with a maximum remaining maturity of approximately six years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $977.3 million at May 2, 2021. The weighted average interest rate on the debt at May 2, 2021 was 2.6 percent with a maximum remaining maturity of approximately two years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.5 billion at May 2, 2021. The amount of unused commitments to extend credit to customers was $29.1 billion at May 2, 2021. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. At May 2, 2021, Capital Corporation had $195.6 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At May 2, 2021, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of May 2, 2021.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(10)  Income Taxes

The Company’s unrecognized tax benefits at May 2, 2021 were $28.6 million, compared to $33.3 million at November 1, 2020, and $28.1 million at May 3, 2020. The liability at May 2, 2021, November 1, 2020, and May 3, 2020 consisted of approximately $19.1 million, $17.2 million, and $14.1 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be material.

(11)   Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	May 2, 2021		November 1, 2020		May 3, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$31,511.7	$31,687.9	$28,751.6	$28,931.7	$28,153.8	$28,328.5
Retail notes securitized – net	4,092.0	4,173.1	4,676.6	4,772.9	4,647.7	4,722.2
Securitization borrowings	4,092.5	4,117.2	4,656.2	4,697.6	4,603.5	4,632.2
Current maturities of long-term borrowings	5,702.9	5,773.5	5,741.6	5,801.1	5,447.1	5,473.6
Long-term borrowings	19,783.0	20,193.2	19,311.1	19,784.4	20,855.4	20,996.0

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

Assets and liabilities measured at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Marketable securities
International debt securities	$2.0	$2.2	$1.7
Receivables from John Deere
Derivatives:
Interest rate contracts	295.6	575.5	742.9
Cross-currency interest rate contracts	3.9	7.7	16.9
Other assets
Derivatives:
Foreign exchange contracts	.3	3.8	7.9
Total assets	$301.8	$589.2	$769.4

Other payables to John Deere
Derivatives:
Interest rate contracts	$79.7	$29.4	$46.8
Cross-currency interest rate contracts	1.5	.7
Accounts payable and accrued expenses
Derivatives:
Foreign exchange contracts	1.6	.9	20.8
Total liabilities	$82.8	$31.0	$67.6

Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next nine years. At May 2, 2021, the amortized cost basis and fair value of these available-for-sale debt securities were $4.7 million and $2.0 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments, excluding Receivables with specific allowances which were not material, were as follows (in millions of dollars):

	Fair Value			Losses
				Three Months Ended		Six Months Ended
	May 2	November 1	May 3	May 2	May 3	May 2	May 3
	2021	2020	2020	2021	2020	2021	2020
Equipment on operating leases – net		$340.3	$340.3		$21.0		$21.0
Other assets		56.5	56.5		9.8		9.8
Total		$396.8	$396.8		$30.8		$30.8

The fair value shown for November 1, 2020 in the table above represents the fair value assessment at May 3, 2020, as the result of impairments taken on operating leases and matured operating lease inventory in the second quarter of 2020 (see Note 6).

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

Equipment on operating leases - net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus estimates of return rates and equipment sale price at lease maturity. Inputs include historical return rates and realized sales values.

Other assets – The impairments of the matured operating lease inventory were measured at the fair value of that inventory. The valuations were based on a market approach. The inputs include sales of comparable assets.

(12)  Derivative Instruments

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 2, 2021, November 1, 2020, and May 3, 2020 were $1,850.0 million, $1,550.0 million, and $2,450.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at May 2, 2021 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.5 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at May 2, 2021, November 1, 2020, and May 3, 2020 were $7,444.1 million, $6,525.7 million, and $8,337.8 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
May 2, 2021	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term borrowings	$(.5)		$(.5)	$(.5)
Long-term borrowings	7,774.0	$192.4	170.9	363.3

November 1, 2020
Current maturities of long-term borrowings	$2.5		$2.5	$2.5
Long-term borrowings	7,149.8	$530.0	121.6	651.6

May 3, 2020
Current maturities of long-term borrowings	$(1.7)		$(1.7)	$(1.7)
Long-term borrowings	9,047.8	$706.7	35.6	742.3

Derivatives Not designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at May 2, 2021, November 1, 2020, and May 3, 2020  were $2,543.4 million, $2,336.6 million, and $2,191.1 million, the foreign exchange contracts were $119.5 million, $172.6 million, and $718.6 million, and the cross-currency interest rate contracts were $150.7 million, $111.5 million, and $87.2 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,540.8 million, $1,961.4 million, and $1,743.9 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. Interest rate caps were also purchased with notional amounts of $1,540.8 million, $1,961.4 million, and $1,743.9 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$286.7	$565.2	$736.3

Not designated as hedging instruments:
Interest rate contracts	8.9	10.3	6.6
Cross-currency interest rate contracts	3.9	7.7	16.9
Total not designated	12.8	18.0	23.5

Other Assets
Not designated as hedging instruments:
Foreign exchange contracts	.3	3.8	7.9
Total not designated	.3	3.8	7.9

Total derivative assets	$299.8	$587.0	$767.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$67.9	$12.7	$29.9

Not designated as hedging instruments:
Interest rate contracts	11.8	16.7	16.9
Cross-currency interest rate contracts	1.5	.7
Total not designated	13.3	17.4	16.9

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign exchange contracts	1.6	.9	20.8

Total derivative liabilities	$82.8	$31.0	$67.6

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Fair Value Hedges
Interest rate contracts - Interest expense	$(158.3)	$400.2	$(210.6)	$491.3

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	.6	(14.9)	.1	(16.5)

Reclassified from OCI
Interest rate contracts - Interest expense	(2.3)	(3.9)	(6.6)	(5.1)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$.9	$(2.8)	$(1.6)	$(.8)
Foreign exchange contracts - Administrative and operating expenses *	(2.9)	90.8	(15.5)	94.5
Total not designated	$(2.0)	$88.0	$(17.1)	$93.7

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended May 2, 2021 and May 3, 2020 were a loss of $161.1 million and a gain of $415.5 million, respectively. The amounts the Company recognized on these affiliate party transactions for the six months ended May 2, 2021 and May 3, 2020 were a loss of $224.9 million and a gain of $505.3 million, respectively.

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

Certain of the Company’s derivative agreements executed directly with unrelated external counterparties contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at May 2, 2021 was $.1 million. There were no aggregate liability positions for derivatives with credit-risk related contingent features at November 1, 2020 or May 3, 2020. In accordance with the limits established in these agreements, $.1 million of collateral was posted at May 2, 2021, and no collateral was posted at November 1, 2020 or May 3, 2020. In addition, the Company paid $2.4 million of collateral, either in cash or pledged securities, that was outstanding at May 2, 2021 to participate in an international futures market to hedge currency exposure, which is not included in the table below.

The Company also has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of May 2, 2021, November 1, 2020, and May 3, 2020.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

May 2, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$.3	$(.1)		$.2
John Deere	299.5	(77.9)		221.6
Liabilities
External	1.6	(.1)	$(.1)	1.4
John Deere	81.2	(77.9)		3.3

November 1, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$3.8	$(.7)		$3.1
John Deere	583.2	(23.5)		559.7
Liabilities
External	.9	(.7)		.2
John Deere	30.1	(23.5)		6.6

May 3, 2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$7.9	$(1.7)		$6.2
John Deere	759.8	(40.6)		719.2
Liabilities
External	20.8	(1.7)		19.1
John Deere	46.8	(40.6)		6.2

(13)   Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was not material for the three and six month periods ending May 2, 2021 and May 3, 2020. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $1.4 million for the second quarter and $3.0 million for the first six months of 2021, compared with $1.6 million and $6.7 million for the same periods last year. The decrease from the prior year is primarily due to a $3.3 million curtailment loss in the first quarter of 2020 related to voluntary employee-separation programs (see Note 14). Further disclosure for these plans is included in Deere & Company’s Form 10-Q for the quarter ended May 2, 2021.

(14)   Employee-Separation Programs

During the second quarter and first six months of 2020, the Company incurred voluntary employee-separation program expenses of $1.0 million and $8.7 million, respectively, as part of its efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expenses were recorded primarily in the period in which the employees irrevocably accepted the separation offer. Included in the total pretax expense noted above for the first six months of 2020 was a non-cash charge of $3.3 million resulting from a curtailment in certain other postretirement benefit plans during the first quarter of 2020 (see Note 13). The expenses were recorded in administrative and operating expenses.

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

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 25 percent for 2021 compared to the prior year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be up about 10 percent in 2021. Industry sales of agricultural machinery in Europe are also forecast to be up about 10 percent. In South America, industry sales of tractors and combines are projected to be up about 20 percent in 2021. Industry sales of agricultural machinery in Asia are forecast to be up slightly. Construction industry sales in U.S. and Canada for 2021 are expected to increase about 15 to 20 percent, while compact construction equipment in the U.S. and Canada are forecast to increase about 20 to 25 percent. In forestry, global industry sales are expected to be 15 to 20 percent higher.

The Company’s full year 2021 results are expected to benefit from improvement on operating lease residual values, income earned on a higher average portfolio, a lower provision for credit losses, and more favorable financing spreads compared to the prior year.

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

The Company continued to work closely with its customers, including John Deere dealers and retail customers, in the first half of 2021 in connection with short-term payment relief on obligations owed to the Company. Receivables and Leases granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented approximately 3 percent of the Receivables and Leases portfolio (see Notes 4 and 6).

2021 Compared with 2020

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Total revenues	$675.3	$700.1	$1,332.3	$1,418.7
Net income attributable to the Company	177.2	25.9	343.9	125.1

Total revenues for the second quarter and first six months of 2021 decreased primarily due to lower average financing rates, partially offset by a higher average portfolio. Net income for the second quarter and first six months were higher than the same periods in 2020 mainly due to a lower provision for credit losses, improvement on operating lease residual values, and more favorable financing spreads.  Results last year also included impairments on lease residual values.

Revenues

The finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Finance income earned from:
Retail notes	$234.2	$231.7	1	$471.5	$466.5	1
Revolving charge accounts	65.9	74.2	(11)	138.8	154.9	(10)
Wholesale receivables	80.3	110.4	(27)	153.6	220.7	(30)
Lease revenues	256.2	272.6	(6)	519.8	547.5	(5)
Other income	38.7	11.2	246	48.6	29.1	67

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

Revenues earned from John Deere totaled $157.7 million for the second quarter and $306.8 million in the first six months of 2021, compared with $175.3 million and $344.2 million for the same periods last year. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on wholesale receivables. Revenues earned from John Deere are included in the revenue amounts discussed above and in “Other income” on the statement of consolidated income.

Other income increased for the second quarter and first six months of 2021 due to gains on operating lease residual values, which had been revised downward over the term of the leases. Better than expected conditions in the agriculture and construction markets are leading to favorable results when the matured lease equipment is sold. The Company recognized losses on operating lease residual values in the prior year, which were recorded in administrative and operating expenses. In addition, both periods benefited from freestanding credit enhancement recoveries (see Note 4), offset by lower interest income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Interest expense	$125.0	$216.6	(42)	$259.0	$436.4	(41)
Administrative and operating expenses	106.3	142.4	(25)	198.8	265.9	(25)
Provision (credit) for credit losses	(15.6)	72.7	(121)	(16.2)	84.8	(119)
Depreciation of equipment on operating leases	184.6	214.3	(14)	379.4	427.8	(11)
Provision for income taxes	59.0	5.4	993	98.0	31.5	211

The decrease in interest expense for the second quarter and first six months of 2021 was primarily due to lower average interest rates.

Administrative and operating expenses decreased primarily due to losses and impairments on operating lease residual values recorded in the prior year (see Note 6). In the current year, the Company recognized gains on the sale of operating lease equipment, which were recorded in other income.

The provision (credit) for credit losses decreased for both periods in 2021 primarily due to lower expected losses on retail notes and financing leases caused by improving conditions in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The provision (credit) for credit losses also decreased on revolving charge accounts in 2021, reflecting strong payment performance due to continued improvements in the agriculture market. In addition to the factors noted above, the prior year provision also included an increase in the allowance for credit losses in the second quarter of 2020, related to the negative economic effects of COVID and other macroeconomic issues. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was (.18) percent in the second quarter and (.10) percent in the first six months of 2021, compared with .90 percent and .53 percent for the same periods last year. See Note 2 and Note 4 for further information regarding the Company’s allowance for credit losses policies.

The depreciation of equipment on operating leases for the second quarter and first six months of 2021 decreased primarily due to updated depreciation estimates and lower average balances of equipment on operating leases.

The provision for income taxes increased in the second quarter and first six months of 2021 primarily due to higher pretax income in the current quarter.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	May 2	May 3	$	%
	2021	2020	Change	Change
Retail notes:
Agriculture and turf	$3,189.3	$2,469.2	$720.1	29
Construction and forestry	700.0	410.4	289.6	71
Total retail notes	3,889.3	2,879.6	1,009.7	35
Revolving charge accounts	1,795.6	1,848.8	(53.2)	(3)
Financing leases	152.5	121.2	31.3	26
Equipment on operating leases	511.0	462.5	48.5	10
Total Receivables and Leases (excluding wholesale)	$6,348.4	$5,312.1	$1,036.3	20

	Six Months Ended
	May 2	May 3	$	%
	2021	2020	Change	Change
Retail notes:
Agriculture and turf	$5,517.0	$4,125.5	$1,391.5	34
Construction and forestry	1,331.9	921.7	410.2	45
Total retail notes	6,848.9	5,047.2	1,801.7	36
Revolving charge accounts	3,786.7	3,764.3	22.4	1
Financing leases	232.0	191.0	41.0	21
Equipment on operating leases	795.2	992.1	(196.9)	(20)
Total Receivables and Leases (excluding wholesale)	$11,662.8	$9,994.6	$1,668.2	17

Total Receivables and Leases owned were as follows (in millions of dollars):

	May 2	November 1	May 3
	2021	2020	2020
Retail notes:
Agriculture and turf	$19,079.3	$18,031.0	$16,125.5
Construction and forestry	4,173.1	3,816.2	3,413.1
Total retail notes	23,252.4	21,847.2	19,538.6
Revolving charge accounts	3,267.9	3,827.4	3,388.7
Wholesale receivables	8,424.1	7,093.3	9,343.4
Financing leases	789.1	789.4	670.6
Equipment on operating leases	5,008.9	5,297.8	5,421.6
Total Receivables and Leases	$40,742.4	$38,855.1	$38,362.9

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	May 2		November 1		May 3
	2021		2020		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$372.2	1.04	$311.9	.93	$464.6	1.41
Non-performing Receivables	285.7	.80	262.5	.78	390.0	1.18
Allowance for credit losses	129.8	.36	129.1	.38	139.8	.42

*   The delinquency status of receivables granted payment relief due to COVID is based on the modified payment schedule (see Note 4).

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

Deposits withheld from dealers and merchants amounted to $125.8 million at May 2, 2021, compared with $114.8 million at November 1, 2020 and $109.0 million at May 3, 2020. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Upon the adoption of ASU

2016-13, recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. During the second quarter and first six months ended May 2, 2021, $5.7 million and $6.6 million, respectively, were recorded in other income related to recoveries from dealer deposits and other freestanding credit enhancements. Prior to the adoption of ASU No. 2016-13, the benefit of credit losses recovered from freestanding credit enhancements, such as dealer deposits, were recognized in the provision for credit losses.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	May 2, 2021		May 3, 2020
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(4.9)	(.11)	$(4.9)	(.12)
Construction and forestry	(1.6)	(.16)	(14.9)	(1.76)
Total retail notes	(6.5)	(.12)	(19.8)	(.41)
Revolving charge accounts	(9.0)	(1.25)	(22.4)	(3.07)
Wholesale receivables	(.1)
Financing leases	(.6)	(.32)	(.4)	(.24)
Total write-offs	(16.2)	(.19)	(42.6)	(.53)
Recoveries:
Retail notes:
Agriculture and turf	1.6	.03	1.0	.03
Construction and forestry	.5	.05	.3	.04
Total retail notes	2.1	.04	1.3	.03
Revolving charge accounts	9.8	1.36	6.2	.85
Wholesale receivables			.1
Financing leases			.1	.06
Total recoveries	11.9	.14	7.7	.10
Total net write-offs	$(4.3)	(.05)	$(34.9)	(.43)

	Six Months Ended
	May 2, 2021		May 3, 2020
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes:
Agriculture and turf	$(6.1)	(.07)	$(6.2)	(.08)
Construction and forestry	(3.8)	(.19)	(27.1)	(1.62)
Total retail notes	(9.9)	(.09)	(33.3)	(.35)
Revolving charge accounts	(14.3)	(.97)	(28.8)	(1.92)
Wholesale receivables	(.1)		(.8)	(.02)
Financing leases	(1.3)	(.34)	(.8)	(.23)
Total write-offs	(25.6)	(.15)	(63.7)	(.39)
Recoveries:
Retail notes:
Agriculture and turf	3.8	.04	1.3	.02
Construction and forestry	.8	.04	.6	.04
Total retail notes	4.6	.04	1.9	.02
Revolving charge accounts	19.0	1.29	13.7	.91
Wholesale receivables			.9	.02
Financing leases	.3	.08	.2	.06
Total recoveries	23.9	.14	16.7	.10
Total net write-offs	$(1.7)	(.01)	$(47.0)	(.29)

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include: the duration and impact of any resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of COVID; the availability, acceptance, and effects of vaccines; prolonged reduction or closure of John Deere’s and the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the financial condition and credit risk of the Company's customers and dealers, which could affect the demand for financing and lead to higher credit losses and losses on lease residual values; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in John Deere’s and the Company’s financial performance, outlook or credit ratings, which could impact John Deere’s and the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for John Deere’s products and services. It remains unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of John Deere’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, and Company operations and results. The Company’s operations could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

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

The Company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Form 10-K and Form 10-Q (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Form 10-K and quarterly reports on Form 10-Q) and other Deere & Company and Capital Corporation filings with the SEC.

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

During the first six months of 2021, the aggregate net cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Net cash provided by operating activities was $689.8 million in the first six months of 2021. Net cash provided by financing activities totaled $1,318.5 million in the first six months of 2021, resulting primarily from a net increase in total external borrowings of $1,068.3 million and a net increase in payables to John Deere of $403.4 million, partially offset by dividends paid of $135.0 million. Net cash used by investing activities totaled $2,032.0 million in the first six months of 2021, primarily due to an increase in net wholesale receivables of $1,209.2 million, the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $825.2 million and the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $51.4 million, partially offset by the collections of notes receivable from John Deere exceeding the cost of notes receivable acquired from John Deere of $56.6 million. Cash, cash equivalents, and restricted cash decreased $15.0 million during the first six months of 2021.

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

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The Company’s ability to meet its debt obligations is supported in a number of ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at May 2, 2021, November 1, 2020, and May 3, 2020 was $1,168.9 million, $125.0 million, and $2,079.2 million, respectively, while the total cash, cash equivalents, and marketable securities position was $669.0 million, $676.8 million, and $1,268.0 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $174.8 million, $163.7 million, and $148.9 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 5). At May 2, 2021, this facility had a total capacity, or “financing limit,” of up to $2,000.0 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At May 2, 2021, $1,260.9 million of short-term securitization borrowings were outstanding under the agreement.

During the first six months of 2021, the Company issued $3,422.4 million and retired $2,772.1 million of long-term borrowings, which were primarily medium-term notes. During the first six months of 2021, the Company also issued $1,009.1 million and retired $1,572.5 million of retail note securitization borrowings and maintained an average commercial paper balance of $754.1 million. At May 2, 2021, the Company’s funding profile included $1,168.9 million of commercial paper and other notes payable, $4,092.5 million of securitization borrowings, $5,752.4 million of loans from John Deere, $25,485.9 million of unsecured term debt, and $4,525.6 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $36,499.7 million at May 2, 2021, compared with $35,145.9 million at November 1, 2020 and $35,637.8 million at May 3, 2020. Total short-term indebtedness amounted to $16,716.7 million at May 2, 2021, compared with $15,834.8 million at November 1, 2020 and $14,782.4 million at May 3, 2020. Total long-term indebtedness amounted to $19,783.0 million at May 2, 2021, compared with $19,311.1 million at November 1, 2020 and $20,855.4 million at May 3, 2020. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.1 to 1 at May 2, 2021, compared with 8.2 to 1 at November 1, 2020 and 8.9 to 1 at May 3, 2020.

Stockholder’s equity was $4,525.6 million at May 2, 2021, compared with $4,298.2 million at November 1, 2020 and $3,997.2 million at May 3, 2020. The increase in the first six months of 2021 was primarily due to net income attributable to the Company of $343.9 million and a change in the cumulative translation adjustment of $39.3 million, partially offset by dividends paid of $135.0 million and the adoption of ASU No. 2016-13 of $26.2 million.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,000.0 million at May 2, 2021, $5,741.2 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, of the Company and Deere & Company were primarily considered to constitute utilization. Included in the total credit lines at May 2, 2021 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2025, and $2,500.0 million, expiring in fiscal March 2026. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $135.0 million and $225.0 million in the first six months of 2021 and 2020, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 27, 2021, Capital Corporation declared a $95.0 million dividend to be paid to JDFS on June 15, 2021. JDFS, in turn, declared a $95.0 million dividend to Deere & Company, also payable on June 15, 2021.

In May 2021, the Company entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of $722.6 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Act)) were effective as of May 2, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.1

2025 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

10.2

2026 Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

10.3

364-Day Credit Agreement among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 27, 2021	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer