Form 10-K
period 2021-10-31
DEERE JOHN CAPITAL CORP
filed 2021-12-16
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2386361
(State of incorporation)	(IRS Employer Identification No.)

10587 Double R Boulevard, Suite 100 Reno, Nevada	89521	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
2.75% Senior Notes Due 2022	JDCC/22	New York Stock Exchange
2.00% Senior Notes Due 2031	JDCC 31	New York Stock Exchange

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

At November 28, 2021, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with certain reduced disclosures as permitted by Instruction I(2).

PART I

Item 1.  Business.

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Safe Harbor Statement” in this Annual Report on Form 10-K.

The Company

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. See “Relationships of the Company with John Deere” for additional information regarding agreements between the Company and Deere & Company. The Company conducts business in Australia, New Zealand, the United States (U.S.), and in several countries in Africa, Asia, Europe, and Latin America, including Argentina and Mexico. Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958.

The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. References to “agriculture and turf” include both production and precision agriculture and small agriculture and turf. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-John Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the Company provides wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment (wholesale receivables), primarily to finance inventories of equipment for those dealers. In addition, the Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which primarily involves John Deere products. Retail notes, revolving charge accounts, and financing leases are collectively called “Customer Receivables.” Customer Receivables and wholesale receivables are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.”

John Deere’s internet address is http://www.deere.com. The information contained on John Deere’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Business of John Deere

In fiscal year 2021, John Deere implemented a new operating model and reporting structure. With this change, John Deere’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no reporting changes for the construction and forestry and financial services segments. As a result, John Deere’s operations are now categorized into four major business segments:

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugar.

The segment’s main products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application, and crop care equipment.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value crop producers, and turf and utility customers. The segment’s primary products include certain mid-size and small tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, and utility vehicles.

The construction and forestry segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include crawler dozers and loaders, four-wheel-drive loaders, excavators, skid-steer loaders, milling machines, and log harvesters.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products in certain markets outside the U.S. and Canada, primarily through John Deere-owned sales and service subsidiaries.

The financial services segment includes the operations of the Company (described herein), and additional operations in the U.S., Canada, Brazil, China, India, Russia, and Thailand. The segment primarily finances sales and leases by John Deere dealers of new and used production and precision agriculture, small agriculture and turf, and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

John Deere’s worldwide production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations are sometimes collectively referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.” While the implementation of John Deere’s new operating model in fiscal year 2021 resulted in new operating segments for John Deere, Receivables and Leases managed by the Company continue to be evaluated by market (agriculture and turf or construction and forestry).

For fiscal 2021, worldwide net income attributable to Deere & Company was $5.963 billion, or $18.99 per share, compared with $2.751 billion, or $8.69 per share, in fiscal 2020.

Deere and Company’s consolidated net sales and revenues increased 24 percent to $44.024 billion in 2021, compared with $35.540 billion in 2020. Net sales of the equipment operations increased in fiscal 2021 to $39.737 billion, compared with $31.272 billion last year.

Production and precision agriculture, small agriculture and turf, and construction and forestry sales increased during 2021 due to higher shipment volumes and price realization.

The financial services operations reported net income of $881 million for fiscal 2021 compared with $566 million in fiscal 2020. The increase was mainly due to improvements on operating lease residual values, a lower provision for credit losses, more favorable financing spreads, and income earned on a higher average portfolio.

Market Conditions

Agriculture and Turf. Industry sales of large agricultural machinery in the U.S. and Canada are forecasted to increase approximately 15 percent compared to 2021. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be flat in 2022. Industry sales of agricultural machinery in Europe are forecasted to be about 5 percent higher, while South American industry sales of tractors and combines are forecasted to be roughly 5 percent higher in 2022. Asia industry sales are forecasted to be nearly the same in 2022 as in 2021.

Construction and Forestry. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be 5 to 10 percent higher in 2022. Global forestry industry sales are projected to increase 10 to 15 percent.

Financial Services, including the Company. Results for the full-year fiscal 2022 are expected to be slightly lower due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, general, and administrative expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Relationships of the Company with John Deere

The results of operations of the Company are affected by its relationships with John Deere, including, among other items, the terms on which the Company acquires Receivables and Leases and borrows funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with the Company’s purchase of trade receivables from John Deere, and the payment to John Deere for various expenses applicable to the Company’s operations. In addition, John Deere and the Company have joint access to certain lines of credit.

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

The basis on which John Deere acquires retail notes and wholesale receivables from John Deere dealers is governed by agreements with those dealers, which may be terminated in accordance with their terms and applicable law. In acquiring these notes from dealers, the terms and conditions, as set forth in agreements with the dealers, conform with the terms and conditions adopted by the Company in determining the acceptability of retail and certain wholesale notes to be purchased from John Deere. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail and wholesale notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to the Company. The Company acts on behalf of both itself and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which the Company enters into leases with retail customers through John Deere dealers is governed by agreements between dealers and the Company. Leases are accepted based on the terms and conditions, the lessees’ creditworthiness, the anticipated residual values of the equipment, and the intended use of the equipment.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether the Company is in default on its indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At October 31, 2021, Deere & Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $4,524.4 million.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge accounts receivable. At October 31, 2021 and November 1, 2020, at least 90 percent of the Receivables and Leases administered by the Company were for financing that facilitated the purchase or lease of John Deere products.

John Deere Financial, f.s.b. (Thrift) is a wholly-owned subsidiary of Capital Corporation. It holds a federal thrift charter and is regulated by the Office of the Comptroller of the Currency (OCC). The U.S. Federal Reserve Board has oversight of the Company, as the owner of the Thrift. The Thrift is headquartered in Madison, Wisconsin and offers revolving charge products including John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan throughout the U.S. The John Deere Financial Multi-Use Account is used by farmers and ranchers to finance their purchases of production inputs from agribusiness merchants, including seed, fertilizer, and crop protection. The John Deere Financial Multi-Use Account is also used by agriculture and turf customers to finance the purchase of parts and service from John Deere dealers. PowerPlan® is primarily used by construction and forestry customers to finance the purchase of equipment parts, equipment rentals, and service work performed at John Deere construction and forestry dealers. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance purchases of turf and utility equipment. See Note 4 to the Consolidated Financial Statements under “Revolving Charge Accounts Receivable.”

The Company provides wholesale financing to John Deere dealers, primarily to finance agriculture and turf and construction and forestry equipment inventories. A large portion of the wholesale financing is provided by the Company to dealers from whom it also purchases agriculture and turf and construction and forestry retail notes. See Note 4 to the Consolidated Financial Statements under “Wholesale Receivables.”

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

In limited circumstances, Receivables and Leases may be accepted and acquired even though they do not conform in all respects to the established guidelines. The Company determines whether Receivables and Leases should be accepted and how they should be serviced. Acceptance of these Receivables and Leases is dependent on having one or more risk mitigation enhancements that may include the pledge of additional collateral as security, the assignment of specific earnings to the Company, or the acceptance of accelerated payment schedules. Officers of the Company are responsible for establishing policies and reviewing the performance of the Company in accepting and collecting Receivables and Leases. The Company performs substantially all of its own routine collections, settlements, and repossessions on Receivables and Leases.

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

Finance Rates on Retail Notes

As of October 31, 2021 and November 1, 2020, over 95 percent of the retail notes held by the Company bore a fixed finance rate. A portion of the finance income earned by the Company arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 4 to the Consolidated Financial Statements for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired during the year and the average actual life for retail notes and leases liquidated during the year (in months):

	Average Original Term		Average Actual Life
	2021	2020	2021	2020
Retail notes:	57	57	36	38
New equipment:
Agriculture and turf	58	58	34	36
Construction and forestry	50	49	34	37
Used equipment:
Agriculture and turf	61	60	39	42
Construction and forestry	50	49	30	31
Financing leases	32	35	30	31
Equipment on operating leases	46	43	35	35

Maturities

The following table presents the contractual maturities of Receivables and Leases owned by the Company at October 31, 2021 (in millions of dollars), and a summary of Receivables and Leases owned by the Company at the end of the last five years (in millions of dollars):

	One year
	or less	One to five years		Over five years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2021	2020	2019	2018	2017
Retail notes:
Agriculture and turf	$6,374.5	$14,216.5	$315.6	$609.7	$2.6	$21,518.9	$18,031.0	$16,185.9	$15,179.2	$14,642.9
Construction and forestry	1,750.1	2,727.0	1.0	8.9		4,487.0	3,816.2	3,314.2	2,931.7	2,571.7
Total retail notes	$8,124.6	$16,943.5	$316.6	$618.6	$2.6	26,005.9	21,847.2	19,500.1	18,110.9	17,214.6
Revolving charge accounts						3,740.1	3,827.4	3,863.0	3,797.6	3,572.6
Wholesale receivables						5,951.3	7,093.3	8,706.8	7,967.6	6,894.3
Financing leases						972.3	789.4	751.6	770.6	714.2
Equipment on operating leases						4,947.6	5,297.8	5,530.5	5,102.5	4,718.3
Total Receivables and Leases						$41,617.2	$38,855.1	$38,352.0	$35,749.2	$33,114.0

Total Receivables and Leases by geographic area are as follows (in millions of dollars):

	2021	2020	2019	2018	2017
U.S.	$35,576.3	$33,407.7	$33,325.3	$31,087.7	$28,863.4
Outside the U.S.	6,040.9	5,447.4	5,026.7	4,661.5	4,250.6
Total Receivables and Leases	$41,617.2	$38,855.1	$38,352.0	$35,749.2	$33,114.0

Receivables and Leases have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets.

Delinquencies

Past due balances of Receivables still accruing finance income, which represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date, are as follows (in millions of dollars):

	2021	2020	2019	2018	2017
U.S.	$294.7	$243.5	$285.2	$424.6	$373.5
Outside the U.S.	46.1	68.4	67.6	58.6	28.5
Total	$340.8	$311.9	$352.8	$483.2	$402.0

Total non-performing Receivables, which represent Receivables for which the Company has ceased accruing finance income, are as follows (in millions of dollars):

	2021	2020	2019	2018	2017
U.S.	$221.7	$198.9	$232.8	$95.9	$85.2
Outside the U.S.	58.4	63.6	79.1	46.1	22.6
Total	$280.1	$262.5	$311.9	$142.0	$107.8

Due to the economic effects of the COVID-19 pandemic (COVID), the Company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The delinquency status of Receivables granted relief due to COVID is based on the modified payment schedule (see Note 5). During the first quarter of 2019, the Company amended the timing in which finance income and lease revenue is generally suspended on retail notes, revolving charge accounts, and finance lease accounts from 120 days delinquent to 90 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change.

Write-offs and Recoveries

Total write-offs and recoveries, by product, were as follows (in millions of dollars):

	2021	2020	2019	2018	2017
Allowance for credit losses, beginning of year	$129.1	$100.6	$106.7	$113.8	$111.7

ASU No. 2016-13 adoption (see Note 3)	19.7

Provision (credit) for credit losses *	(2.7)	89.4	45.4	47.2	70.3

Write-offs:
Retail notes and financing leases:
Agriculture and turf	(18.6)	(15.2)	(9.9)	(9.8)	(21.9)
Construction and forestry	(18.1)	(33.9)	(21.2)	(16.2)	(22.0)
Total retail notes and financing leases	(36.7)	(49.1)	(31.1)	(26.0)	(43.9)
Revolving charge accounts	(27.8)	(51.6)	(56.9)	(54.1)	(52.2)
Wholesale receivables	(.3)	(.9)	(.3)	(1.1)	(.2)
Total write-offs	(64.8)	(101.6)	(88.3)	(81.2)	(96.3)

Recoveries:
Retail notes and financing leases:
Agriculture and turf	9.2	4.6	6.1	5.0	6.1
Construction and forestry	2.4	1.8	1.5	2.2	2.0
Total retail notes and financing leases	11.6	6.4	7.6	7.2	8.1
Revolving charge accounts	35.5	29.5	25.3	20.0	19.9
Wholesale receivables		1.3	4.1	.2
Total recoveries	47.1	37.2	37.0	27.4	28.0
Total net write-offs	(17.7)	(64.4)	(51.3)	(53.8)	(68.3)

Translation adjustments	.6	3.5	(.2)	(.5)	.1

Allowance for credit losses, end of year	$129.0	$129.1	$100.6	$106.7	$113.8

Total net write-offs as a percentage of average Receivables	.05%	.20%	.16%	.18%	.25%

Allowance as a percentage of total Receivables, end of year	.35%	.38%	.31%	.35%	.40%

*            Excludes provision for credit losses on unfunded commitments of $1.8 million for 2021.

Total write-offs and recoveries from outside the U.S. were as follows (in millions of dollars):

	2021	2020	2019	2018	2017
Allowance for credit losses, beginning of year	$21.0	$19.5	$16.4	$13.8	$10.7

ASU No. 2016-13 adoption (see Note 3)	1.4

Provision for credit losses *	8.2	5.8	2.6	4.3	5.2

Write-offs	(8.8)	(10.1)	(3.7)	(2.7)	(3.1)
Recoveries	3.1	2.3	4.3	1.5	.8
Total net write-offs	(5.7)	(7.8)	.6	(1.2)	(2.3)

Translation adjustments	.6	3.5	(.1)	(.5)	.2

Allowance for credit losses, end of year	$25.5	$21.0	$19.5	$16.4	$13.8

Total net write-offs (recoveries) as a percentage of average Receivables from outside the U.S.	.10%	.15%	(.01)%	.03%	.06%

Allowance as a percentage of total Receivables from outside the U.S., end of year	.43%	.39%	.39%	.36%	.33%

*            Excludes provision for credit losses on unfunded commitments of $.1 million for 2021.

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the Receivable portfolio. The allowance is measured on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted average remaining maturity models are used for smaller and less complex Customer Receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. Receivables are written off to the allowance when the account is considered uncollectible. See Note 5 to the Consolidated Financial Statements for further information.

The total allowance for credit losses, by product, at October 31, 2021, November 1, 2020, November 3, 2019, October 28, 2018, and October 29, 2017 (in millions of dollars), and the portfolio, by product, as a percent of total portfolio are presented below:

	2021		2020		2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Retail notes and financing leases:
Agriculture and turf	$49.2	61%	$23.4	56%	$23.9	51%	$24.7	52%	$35.6	54%
Construction and forestry	47.3	13	53.5	12	29.8	11	32.6	10	28.6	10
Total retail notes and financing leases	96.5	74	76.9	67	53.7	61	56.4	62	64.2	63
Revolving charge accounts	20.8	10	42.3	11	39.3	12	42.3	12	39.7	13
Wholesale receivables	11.7	16	9.9	22	7.6	27	8.0	26	9.9	24
Total	$129.0	100%	$129.1	100%	$100.6	100%	$106.7	100%	$113.8	100%

As a result of the adoption of ASU No. 2016-13, the allowance for credit losses increased $19.7 million at the beginning of 2021. Subsequent to the adoption of ASU No. 2016-13, the allowance decreased $19.8 million, primarily due to a reduction in the allowance on construction and forestry retail notes and financing leases and a lower allowance on revolving charge accounts. The allowance on construction and forestry retail notes and financing leases decreased due to improving market conditions and better than expected performance of accounts granted payment relief due to the economic effects of COVID, while the allowance on revolving charge accounts was favorably impacted by strong payment performance due to continued improvements in the agriculture and turf market. These decreases were partially offset by growth in the retail notes and financing leases portfolio. See Note 5 to the Consolidated Financial Statements for additional information.

The total allowance for credit losses, by geographic area, at October 31, 2021, November 1, 2020, November 3, 2019, October 28, 2018, and October 29, 2017 (in millions of dollars), and the portfolio, by geographic area, as a percent of total portfolio, are presented below:

	2021		2020		2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S.	$103.5	84%	$108.1	84%	$81.1	85%	$90.3	85%	$100.0	85%
Outside the U.S.	25.5	16	21.0	16	19.5	15	16.4	15	13.8	15
Total	$129.0	100%	$129.1	100%	$100.6	100%	$106.7	100%	$113.8	100%

Competition

The businesses in which the Company is engaged are highly competitive. The Company primarily competes for customers with commercial banks and finance and leasing companies based upon its service, finance rates charged, and other finance terms. In addition, the competitive landscape is evolving as technology is unlocking new capabilities for traditional competitors and enabling new digital entrants that could be either technology partners or potential competitors. The proportion of John Deere equipment retail sales and leases financed by the Company is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment industries, in the financial markets, and in business generally. The Company financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which the Company operated during 2021 and 2020.

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

In fiscal year 2021, compliance with the regulations applicable to the Company did not have a material effect on capital expenditures, earnings, or competitive position. The Company does not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2022. Additional information about the impact of government regulations on the Company's business is included in Item 1A, “Risk Factors” under the headings Geopolitical Uncertainties; Data Security and Privacy Risks; Environmental, Climate and Weather Risks; and Legal and Regulatory Risks.

Human Capital

Higher Purpose

As a wholly-owned subsidiary of Deere & Company, the Company’s employees, its human capital, are guided by John Deere’s higher purpose: We run so life can leap forward. Employees are further guided by John Deere’s code of business conduct (Code), which helps them to uphold and strengthen the standards of honor and integrity that have defined John Deere since its founding. Our world and business may change, but our core values—integrity, quality, commitment and innovation—are a constant in everything we do. Our values have shaped and guided John Deere’s vision since 1837.

Employees

At October 31, 2021, the Company had 1,470 full-time and part-time employees. The Company also retains consultants, independent contractors, and temporary workers.

Code of Business Conduct

John Deere and the Company are committed to conducting business in accordance with the highest ethical standards. This means how we conduct ourselves and our global work is more than just a matter of policy and law; it's a reflection of our core values. The Code, refreshed in 2021, provides specific guidance to all John Deere employees, outlining how we can and must uphold and strengthen the integrity that has defined John Deere since its founding. All employees must complete Code training and, where permitted by law, must also certify each year that they will comply with the Code. The Company maintains a global compliance hotline to allow for concerns to be brought forward.

Health and Safety

John Deere and the Company have taken and continue to take extraordinary measures to protect their workforce in response to COVID. Safety protocols continue to be in place for employees who work onsite, including enhanced cleaning and sanitation. Where possible, the Company has supported flexible work arrangements for employees throughout the pandemic, including by deploying new technologies to strengthen virtual connectivity. The Company also provided financial support for employees who struggled to provide childcare during the pandemic. The Company continues to strive to be agile in addressing employee needs in the quickly evolving environment while also being transparent across the workforce.

Diversity, Equity, and Inclusion (DEI)

In order to ensure that each of our employees can bring their full selves to work, John Deere and the Company strive to foster a diverse, equitable, and inclusive workplace where all voices are heard and included. John Deere continues to champion policies, practices, and behaviors that amplify innovation on behalf of people, community, and planet. Diversity, equity, and inclusion are critical to our success as an organization. Incorporating DEI into our business practices enhances innovation and enables our best talent to thrive in an environment where diverse perspectives are celebrated. This requires deliberate intention and action on the part of every employee and leader. We will continue to push forward on the path to a more diverse, equitable, and inclusive culture with our colleagues, customers, and dealers. In doing so, experience tells us we will be more engaged, innovative, and successful.

The Company’s leadership sets a consistent and transparent tone on diversity and inclusion. Leadership training focuses on building an inclusive environment and driving positive behavioral change. To help managers with development and team building, we measure inclusiveness as part of our employee experience survey. We are working to further weave DEI into all aspects of how we lead and do business. In addition to regional councils, we have formed a global diversity and inclusion council with senior leaders who own our DEI journey. This journey is a collective effort that involves every level of our organization. As part of the annual sustainability report available on John Deere’s website, John Deere has publicly disclosed the number of women and minorities in leadership positions throughout the organization, which includes the Company, and continues to launch initiatives to increase representation of minorities in the workforce.

John Deere and the Company proudly partner with several professional organizations to support our diversity recruitment strategy, including the National Black MBA Association, Inc., the Society of Women Engineers, the Thurgood Marshall College Fund Leadership Institute, the Society of Hispanic Professional Engineers, and Minorities in Agriculture, Natural Resources, and Related Sciences.

John Deere-sponsored employee resource groups (ERGs), in which Company employees participate, are employee-run organizations formed around a common dimension of diversity, interest, or experience that affects the workplace. ERGs bring together individuals with shared interests while serving as resources to our business. The efforts of our ERGs address three key focus areas – employee development, community involvement, and business alignment. John Deere has 12 ERGs and the Company has approximately 700 employees engaged in these ERGs globally.

Compensation and Benefits

To attract and retain talent, the Company offers competitive compensation and non-financial benefits everywhere we operate. These benefits are tailored to the specific markets in which our employees are located. The non-compensation benefits we offer focus on all aspects of employee well-being, including physical, social, community, and career. We conduct regular surveys of the market rates for jobs to ensure our compensation is competitive. We offer a variety of working arrangements, including flexible schedules, telecommuting, and job sharing, to help employees manage home and work-life situations.

Training and Development

The Company provides training and development opportunities for employees at all stages of their careers to empower them to reach their full potential. Employees are critical to the long-term success of the Company’s business. We encourage employees to identify the paths that can build the skills, experience, knowledge, and competencies needed for career advancement. The Company supports employees by creating purpose-driven work opportunities, comprehensive performance reviews and development plans, mentoring opportunities, and professional and personal development opportunities. The Company provided approximately 20.3 training hours per full-time equivalent administrative/professional employee globally in fiscal year 2021. The Company’s training programs, which are tailored to different geographic regions and job functions, include among other topics: relationships with customers and dealers, the Company’s culture and values, compliance with the Code, compliance with anti-bribery/corruption laws and policies, compliance with management of private data and cybersecurity, compliance with conflicts of interest, discrimination and workplace harassment policies, and sexual harassment policies.

Human Rights

The Company honors human rights and respects the individual dignity of all persons globally. Our commitment to human rights requires that we understand and carry out our responsibilities consistent with Company values and practices. We strive to ensure that human rights are upheld for our employees and employees of John Deere dealers. Our commitment to human rights is defined in the Code, the John Deere dealer code of conduct, and related policies and practices, which establish clear guidelines for our employees and John Deere dealers while helping to inform our business decisions. We do not tolerate human rights abuses, such as forced labor, unlawful child labor, or human trafficking. We are proud to contribute to the places where we work and support the residents of these places.

Item 1A.  Risk Factors.

The Company is a subsidiary of JDFS, a wholly-owned finance holding subsidiary of Deere & Company. The results of operations of the Company are affected by its relationships with John Deere. See “Relationships of the Company with John Deere” on page 4 for additional information regarding the relationship between the Company and John Deere.

The following risks are considered material to the Company’s business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23, including the risks and uncertainties described in the “Safe Harbor Statement” on pages 30-32, the Notes to Consolidated Financial Statements beginning on page 44, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements that relate to future events, expectations, trends, and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular portions of the business, while others could affect all of the Company’s business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

Risks Related to the COVID Pandemic

The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows.

The virus causing COVID was identified in late 2019 and spread globally (COVID pandemic). Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The pandemic resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and business closures. These measures have impacted and may continue to impact all or portions of the Company’s workforce and operations and the operations of customers and dealers. Although certain restrictions related to the COVID pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material and component shortages have limited and could continue to limit John Deere’s ability to meet customer demand, which could have a material adverse effect on John Deere’s and the Company’s financial condition, cash flows, and results of operations.

The COVID pandemic caused a global recession and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in the global capital markets. Economic uncertainties could continue to affect demand for John Deere’s products, the value of the equipment financed or leased, the demand for financing, and the financial condition and credit risk of John Deere dealers and customers.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines;

additional closures or other actions as mandated or otherwise made necessary by governmental authorities, including employee vaccine mandates; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers and a prolonged delay in resumption of operations by one or more of John Deere’s key suppliers, or the failure of any key supplier; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; additional operating costs due to continued remote working arrangements, adherence to social distancing guidelines, and other COVID-related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to alleged exposure to COVID on Company premises; absence of employees due to illness; and the impact of the pandemic on the Company’s customers and John Deere dealers. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect the Company’s business, liquidity, results of operations and financial position.

Geopolitical Uncertainties

International, national and regional trade laws, regulations, and policies (particularly those related to or restricting global trade), and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects. As the Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, these geopolitical uncertainties could also negatively impact the Company's profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, or those of its customers, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s global business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products, and services. These trade restrictions, and changes in or uncertainty surrounding global trade policies, may affect John Deere’s competitive position. Furthermore, market access and the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies.

Embargoes, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of John Deere products. Embargoes, sanctions, and export control laws are changing rapidly for certain geographies, including with respect to China, Russia, Myanmar (Burma), and Belarus. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect John Deere’s ability to collect receivables, provide aftermarket and warranty support for John Deere equipment, and sell products, and otherwise impact John Deere’s reputation and business. Although John Deere and the Company have a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could harm John Deere’s and the Company’s reputation and business, and may subject John Deere or the Company to civil and criminal sanctions, any of which could have a material adverse effect on John Deere’s or the Company’s results of operations and financial condition.

Greater political, economic, and social uncertainty and the evolving globalization of businesses could significantly change the dynamics of John Deere’s and the Company’s competition, customer base, and product offerings and impact John Deere’s and the Company’s growth opportunities globally.

John Deere’s efforts to grow its businesses depend in part upon access to additional geographic markets, including, but not limited to, Argentina, Brazil, China, India, Russia, and South Africa, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing local customer product preferences and requirements than John Deere’s other markets. Negative market conditions resulting from economic and political uncertainties in these and other countries could reduce customer confidence, resulting in declines in demand and increases in delinquencies and default rates, which could affect write-offs and provisions for credit losses. Operating and seeking to expand business in a number of different regions and countries exposes John Deere and the Company to multiple and potentially conflicting cultural practices, business practices, and legal and regulatory requirements that are subject to change and are often complex and difficult to navigate, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions and export control requirements, repatriation of earnings, and advanced technologies. The agricultural equipment industry continues to undergo significant changes and is becoming even more competitive through the emergence and expanding global capability of many competitors. Expanding business operations globally also increases exposure to currency fluctuations, which can materially affect John Deere’s and the Company’s financial results. While John Deere maintains a positive corporate image and its brands are widely recognized and valued in its traditional markets, the brands are less well known in some emerging markets, which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s and the Company’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

Uncertain Economic Conditions

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs for John Deere and the Company.

The demand for the Company’s and John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues, and lower business investment. Negative or uncertain economic conditions that cause John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. As discussed under Risks Related to the COVID Pandemic–The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations, and/or cash flows, the COVID pandemic caused a global recession and significantly increased economic and demand uncertainty. Sustained negative economic conditions and outlook affect housing starts, energy demand, and other construction, which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere’s and the Company’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, John Deere’s and the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s and the Company’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of John Deere’s and the Company’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s and the Company’s products and services in the eurozone, and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of John Deere’s and the Company’s customers, suppliers, and lenders to finance their respective businesses and access liquidity at acceptable financing costs, if at all, as well as the availability of supplies and materials and the demand for John Deere’s products.

Financial Risks

Because the Company is subject to interest rate risks, changes in interest rates can reduce demand for equipment, adversely affect interest margins, and limit access to capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to the Company. In addition, credit market dislocations could have an impact on funding costs, which are very important to the Company because such costs affect the Company’s ability to offer customers competitive financing rates. While the Company strives to match the interest rate characteristics of its financial assets and liabilities, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

Changes in government banking, monetary, and fiscal policies could have a negative effect on the Company.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on the Company’s customers and markets. Failure of the U.S. federal government to pass a 2022 budget resolution could lead to a U.S. default under its sovereign debt, the consequences of which could have significant and unpredictable effects on global financial markets, which could in turn negatively affect John Deere’s and the Company’s operating results, cash flows, and financial condition. The Company’s operations and results could also be affected by financial regulatory reform that could have an adverse effect on the Company and its customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment, due to the impact of government spending on infrastructure development. The Company’s and John Deere’s operations, including those outside of the United States, may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere and the Company.

John Deere and the Company are subject to income taxes in the U.S. and numerous foreign jurisdictions. John Deere’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s and the Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretations. If John Deere’s and the Company’s effective tax rates were to increase, or if the ultimate determination of its taxes owed is for an amount in excess of amounts previously accrued, John Deere’s and the Company’s operating results, cash flows, and financial condition could be adversely affected.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk.

The Company operates in many areas of the world, involving transactions denominated in a variety of currencies. The Company is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which it earns revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses, and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses, and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currencies. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the Company’s results.

Because the Company is a financing company, negative economic conditions in the financial industry could materially impact the Company’s operations and financial results.

Negative economic conditions can have an adverse effect on the financial industry in which the Company operates. The Company provides financing for a significant portion of John Deere’s sales in many of the countries in which the Company operates. The Company is exposed to the risk that customers and others will default on contractual obligations and may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The Company’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on the Company’s business. The Company’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the Company’s write-offs and provision for credit losses.

The Company’s results could be adversely affected by a decrease in the value or higher than estimated returns of equipment on operating lease.

The Company estimates the end-of-lease term residual value at the inception of the operating leases based on a number of factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and third-party residual guarantees. Used equipment values may decrease as a result of any one or a combination of factors including market conditions, supply of and demand for used equipment, and technological advancements in new equipment. Lower residual value estimates could result in increasing operating lease depreciation, impairment losses, and losses on the sale of matured operating lease inventory, which would decrease the Company’s earnings.

The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely affect the Company’s business and results of operations.

The Company is exposed to LIBOR-based financial instruments, primarily relating to debt, derivative, and receivables transactions, that have been entered into previously and remain outstanding. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. In November 2020, the Intercontinental Exchange announced that it intends to cease publication of certain LIBOR settings by the end of 2021 while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. However, in early 2021, the United States Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. These actions may cause LIBOR to perform differently than in the past and LIBOR will likely ultimately cease to exist.

To facilitate an orderly transition from LIBOR to alternative benchmark rate(s), John Deere and the Company established an initiative led by internal subject matter experts to assess and mitigate risks associated with the discontinuation of LIBOR. As part of this initiative, several alternative benchmark rates have been, and continue to be, evaluated. At this time, however, the effects of the phase out of LIBOR and the adoption of alternative benchmark rates have not been fully determined. Any new benchmark rate will likely not replicate LIBOR exactly, which could affect the Company’s contracts that mature after a LIBOR cessation date. In addition, there is uncertainty about how applicable laws, the courts, or the Company will address the replacement of LIBOR with alternative rates on variable-rate contracts that do not include, or contain unclear, alternative rate fallback provisions. A failure to properly transition away from LIBOR could expose the Company to various financial, operational, and regulatory risks, which could affect the Company’s results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for the Company’s securities.

Market Conditions

John Deere’s ability to adapt in highly competitive markets could affect its business, results of operations, and financial condition.

John Deere operates in a variety of highly competitive global and regional markets. John Deere competes worldwide with a number of other manufacturers and distributors that produce and sell similar products. John Deere competes on the basis of product performance, innovation and quality, distribution, customer service, and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays, or John Deere’s failure to price its products competitively could adversely affect John Deere’s business, results of operations, and financial condition, which could have a negative effect on the Company’s results.

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

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies, including those related to climate change, and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment and result in higher credit losses. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs for John Deere related to equipment fuel standards. These changes could have a negative effect on the Company’s results.

Data Security and Privacy Risks

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations and could compromise the information of the Company as well as its customers and/or John Deere dealers, exposing the Company to liability that could cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including loan application and collection of payments from dealers and other purchasers of John Deere equipment. The Company uses information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information, and the proprietary business information of the Company’s customers and John Deere dealers, as well as personally identifiable information of the Company’s customers and employees, in data centers, which are often owned by third parties, and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures, including a vulnerability disclosure program, and business continuity plans, the Company’s information technology networks and infrastructure have been and may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee, supplier, or dealer error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters, or other catastrophic events. Although the Company has not suffered any significant cyber incidents that resulted in a material business impact, it has from time to time been the target of malicious cyber threat actors. The occurrence of any significant event could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information, disruption to the Company’s operations, and damage the Company’s reputation, which could adversely affect the Company’s business, results of operations, and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, the Company may need to invest additional resources to protect the security of its systems.

The Company is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection and any inability or perceived inability of the Company to address these requirements could adversely affect our business.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personal information and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of personal information and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation and the California Consumer Privacy Act, among others, impose stringent data protection requirements and provide significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in the future. Any inability or perceived inability to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or Company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Human Capital Risks

The Company’s ability to attract, develop, engage, and retain qualified employees could affect its ability to execute its strategy.

The Company’s continued success depends, in part, on its ability to identify and attract qualified candidates with the requisite education, background, and experience as well as its ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, could impair the Company’s ability to execute its business strategy, and could adversely affect the Company’s business. In addition, while the Company strives to reduce the impact of the departure of employees, the Company’s operations or ability to execute its business strategy and meet its business objectives may be affected by the loss of employees, particularly when departures involve larger numbers of employees, such as those the Company could experience if a surge occurs in the number of employees voluntarily leaving their jobs similar to that experienced by other employers and industries since 2020. Higher rates of employee separations may adversely affect the Company through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

Disputes with labor unions have adversely affected John Deere’s ability to operate its facilities as well as its financial results.

Many of John Deere’s production and maintenance employees are represented by labor unions under various collective bargaining agreements with different expiration dates. The failure of John Deere to successfully renegotiate labor agreements as they expire has from time to time led, and could in the future lead, to work stoppages or other disputes with labor unions. Disruptions to John Deere’s manufacturing and parts-distribution facilities, through various forms of labor disputes, adversely affect John Deere and the Company. On October 14, 2021, after employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) failed to approve a new collective bargaining agreement between John Deere and the UAW, the UAW initiated a labor strike affecting more than 10,000 workers at 14 John Deere facilities across the U.S., which adversely affected John Deere’s operations in the fourth quarter of fiscal 2021. The strike ended after a new collective bargaining agreement was approved on November 17, 2021. The UAW strike is expected to have an adverse effect on John Deere’s results of operations for the three months ending January 30, 2022 as a result of reduced production and shipments. Any strike, work stoppage, or other dispute with a labor union distracts management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect John Deere’s reputation, and could materially adversely affect John Deere’s business, which could have a negative effect on the Company.

Environmental, Climate, and Weather Risks

Unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect John Deere’s and the Company’s business.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, maturity, and quality of crops. Natural calamities such as regional floods, hurricanes or other storms, droughts, diseases, and pests can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment and the financial condition and credit risk of our customers and John Deere’s dealers. Adverse weather conditions in a particular geographic region, particularly during the important spring selling season, may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Increasingly rigorous environmental, health, and safety laws and regulations of federal, state, and local authorities in the U.S. and various regulatory authorities in other jurisdictions apply to John Deere’s and the Company’s operations, suppliers, and customers, and enforcement actions or civil litigation related to those requirements could adversely affect John Deere’s and the Company’s business results.

Enforcement actions arising from violations of environmental, health, and safety laws or regulations can lead to investigations and legal costs and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities, including with respect to disclosure relating to climate change risks, could prevent or restrict John Deere’s operations, or those of John Deere’s suppliers and customers, require significant expenditures to achieve compliance, and/or give rise to civil or criminal liability. Further, civil litigation on these subjects continues to increase, primarily in the U.S. There can be no assurance that violations of such laws and/or regulations, civil claims for damages to property or personal injury arising from the environmental, health, or safety impacts of John Deere’s or the Company’s operations, or those of John Deere’s suppliers and customers, or other civil claims in which John Deere or the Company becomes a party, would not have consequences that result in a material adverse effect on John Deere’s and the Company’s business, results of operations, or financial condition.

Governmental actions designed to address climate change and the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and its customers. The physical effects attributed to climate change could further impact John Deere’s facilities, suppliers, and customers.

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional, or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including John Deere and the Company, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to John Deere and the Company in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase John Deere’s and the Company’s operating costs through higher utility, transportation, and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations and demand for John Deere equipment. Because the impact of any future climate change-related legislative, regulatory, or product standard requirements on John Deere’s and the Company’s global businesses and products is dependent on the timing and design of mandates or standards, the Company is unable to predict their potential impact at this time.

Customer preferences in the markets served by John Deere could change as these markets transition to less carbon-intensive business models. Demand for electric agricultural, turf, and construction equipment could rise. The development of alternative farming techniques, carbon sequestration technologies, and new low-carbon biofuels could change farmers’ business models and equipment needs. If John Deere fails to properly develop or invest in new technologies to meet changing customer demands, John Deere will be at risk of losing potential sources of revenue, which could affect the Company’s future financial results.

The potential physical impacts of climate change on John Deere’s facilities, suppliers, and customers and therefore on John Deere’s and the Company’s operations are highly uncertain and will be particular to the circumstances developing in various geographic regions. These may include extreme weather events and long-term changes in temperature levels and water availability. These potential physical effects may adversely affect the demand for John Deere’s products and the financial performance of John Deere’s and the Company’s operations.

Legal and Regulatory Risks

The Company’s global operations are subject to complex and changing laws and regulations, the violation of which could expose the Company to potential liabilities, increased costs, and other adverse effects.

The Company’s global operations are subject to numerous international, federal, state, and local laws and regulations, many of which are complex, frequently changing, and subject to varying interpretations. These laws and regulations cover a broad spectrum of subject areas, including advertising; anti–money laundering; antitrust; consumer finance; environmental, health, and safety, including proper handling of electronic waste, recycling, and climate change; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; human rights, labor, and employment; and data privacy. These laws may vary substantially within the different markets in which the Company operates. Compliance with these laws and regulations is costly and may further increase the cost of conducting the Company’s global operations. In addition, the Company must comply with the U.S. Foreign Corrupt Practices Act and all applicable foreign anti-corruption laws, including the U.K. Bribery Act, which generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Although the Company has a compliance program in place designed to reduce the likelihood of potential violations of such laws and regulations, there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures. Violations of these laws and regulations could result in criminal or civil sanctions and have a materially adverse effect on the Company’s reputation, business, results of operations, and financial condition.

Changes to existing laws and regulations or changes to how they are interpreted or the implementation of new, more stringent laws or regulations could adversely affect the Company’s business by increasing compliance costs, limiting the Company’s ability to offer a product or service, requiring changes to the Company’s business practices, or otherwise making the Company’s products and services less attractive to customers. Legislative and regulatory changes and other actions that could potentially affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse effects from such measures.

Strategic Performance Risks

The Company may not realize all of the anticipated benefits of its business strategies or these benefits may take longer to realize than expected.

The Company may not realize all anticipated benefits of its recent reorganization and the implementation of its operating model within the anticipated timeframe or at all. Factors that could affect these benefits include the adoption of new job types within the Company, changing job responsibilities of employees, the number of layers of management, the ability of employees to embrace change, anxiety within the workforce, and temporary inefficiencies. Further, the ability of John Deere to execute its business strategies in production systems, precision technologies, and aftermarket support could affect John Deere’s and the Company’s results of operations and financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company owns office buildings in Johnston, Iowa and Madison, Wisconsin; and leased office space in Reno, Nevada; Rosario, Argentina; Brisbane, Australia; Gloucester, England; Langar, England; Ormes, France; Walldorf, Germany; Milan, Italy; Luxembourg City, Luxembourg; Monterrey, Mexico; Poznan, Poland; and Parla, Spain. We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3.  Legal Proceedings.

The Company is subject to various unresolved legal actions that arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	All of Capital Corporation’s common stock is owned by JDFS, a finance holding company that is wholly-owned by Deere & Company. In 2021 and 2020, Capital Corporation declared and paid cash dividends of $485.0 million and $275.0 million, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.
(b)	Not applicable.
(c)	Not applicable.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

Results of Operations

Overview

Organization

The Company primarily generates revenues and cash by financing John Deere dealers’ sales and leases of new and used production and precision agriculture, small agriculture and turf, and construction and forestry equipment. In addition, the Company also provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

Trends and Economic Conditions

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, and other factors that influence demand for its products.

John Deere’s production and precision agriculture equipment and small agriculture and turf equipment sales both increased 27 percent in 2021. Industry sales of large agricultural machinery in the U.S. and Canada for 2022 are forecasted to increase approximately 15 percent compared to 2021. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be flat in 2022. Industry sales of agricultural machinery in Europe are forecasted to be about 5 percent higher. South American industry sales of tractors and combines are forecasted to be roughly 5 percent higher in 2022. Asia industry sales are forecasted to be nearly the same in 2022 as in 2021. John Deere’s construction and forestry sales increased 27 percent in 2021. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be 5 to 10 percent higher in 2022. Global forestry industry sales are projected to increase 10 to 15 percent. Results for the full-year fiscal 2022 for financial services, including the Company, are expected to be slightly lower due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, general, and administrative expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern that could affect the Company’s results of operations and liquidity and capital resources include uncertainty of the effectiveness of governmental and private sector actions to address COVID, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, geopolitical events, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact John Deere’s and the Company’s results. The future financial effects of COVID continue to be unknown due to many factors. As a result of these uncertainties, predicting the Company’s forecasted financial performance is subject to many assumptions.

John Deere’s 2021 full-year performance reflects strong end-market demand and the ability of John Deere’s dedicated employees, dealers, and suppliers throughout the world, who have helped safely maintain operations, manage supply-chain challenges, and continue to serve customers throughout the COVID pandemic. Demand for farm and construction equipment is expected to continue to benefit from positive fundamentals, including favorable crop prices, economic growth, and increased investment in infrastructure.  While supply-chain pressures are expected to persist into at least the early part of fiscal year 2022, John Deere is working closely with key suppliers to secure the parts and components that customers need in order to deliver essential food and infrastructure more profitably and sustainably.

COVID Effects and Actions

During 2020 and to a lesser extent in 2021, the effects of COVID and the related actions of governments and other authorities to contain COVID affected and continue to affect the Company’s operations, results, cash flows, and forecasts.

The Company’s first priority in addressing the effects of COVID continues to be the health, safety, and overall welfare of its employees. The Company effectively activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world.

The Company continued to work closely with its customers, including John Deere dealers and retail customers, in 2021 in connection with short-term payment relief on obligations owed to the Company. Receivables and Leases granted relief since the beginning of the pandemic that remained outstanding at October 31, 2021 represented approximately 2 percent of the Receivable and Lease portfolio (see Notes 5 and 7).

2021 Compared with 2020

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	2021	2020
Total revenues	$2,688.0	$2,807.6
Net income attributable to the Company	710.6	425.0

Total revenues decreased in 2021 primarily due to lower average financing rates, partially offset by a higher average portfolio and net gains on operating lease dispositions in the current year. Net income in 2021 was higher than in 2020 due to improvements on operating lease residual values, a lower provision for credit losses, favorable financing spreads, and income earned on a higher average portfolio. 2020 results also included impairments on lease residual values (see Note 7).

Revenues

The finance income and lease revenues earned by the Company were as follows (in millions of dollars):

	2021	2020	% Change
Finance income earned from:
Retail notes	$946.6	$941.4	1%
Revolving charge accounts	298.1	333.8	(11)
Wholesale receivables	299.8	385.0	(22)
Lease revenues	1,022.0	1,088.9	(6)
Other income	121.5	58.5	108

Finance income on retail notes increased slightly in 2021 due to a higher average portfolio, partially offset by lower average financing rates. Finance income on revolving charge accounts and wholesale receivables decreased in 2021 primarily due to lower average financing rates and lower average portfolios. Lease revenues decreased primarily due to lower average portfolio balances.

Revenues earned from John Deere totaled $613.7 million in 2021, compared with $669.5 million in 2020. The decrease was primarily the result of lower compensation paid by John Deere for waived or reduced finance charges on wholesale receivables due to lower average financing rates and a lower average portfolio. Revenues earned from John Deere are included in the revenue amounts discussed above and in other income.

Other income increased in 2021 primarily due to net gains on operating lease residual values, which had been revised downward over the term of the leases. Better than expected conditions in the agriculture and turf and the construction and forestry markets led to favorable results when the matured lease equipment was sold. The Company recognized net losses on operating lease dispositions in 2020, which were recorded in administrative and operating expenses. In addition, 2021 benefited from freestanding credit enhancement recoveries (see Note 5), partially offset by lower interest income.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	2021	2020	% Change
Interest expense	$472.9	$743.9	(36)%
Depreciation of equipment on operating leases	733.4	845.1	(13)
Administrative and operating expenses	406.0	470.6	(14)
Fees paid to John Deere	168.3	101.6	66
Provision (credit) for credit losses	(.9)	89.4
Provision for income taxes	200.5	134.1	50

The decrease in interest expense was primarily due to lower average borrowing rates.

The depreciation of equipment on operating leases decreased primarily due to updated depreciation estimates and lower average balances of equipment on operating leases.

The decrease in administrative and operating expenses was primarily due to losses and impairments on operating lease residual values recorded in 2020 (see Note 7). In 2021, the Company recognized net gains on the sale of operating lease equipment in other income. 2020 was also impacted by employee-separation expenses (see Note 22).

Fees paid to John Deere increased in 2021 primarily due to higher interest on intercompany borrowings from John Deere as a result of higher average borrowings and higher interest rates in certain international markets, in addition to higher corporate support fees.

The provision (credit) for credit losses decreased in 2021 compared to 2020 primarily due to lower expected losses on retail notes and financing leases caused by improving conditions in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The provision

(credit) for credit losses also decreased on revolving charge accounts in 2021, reflecting strong payment performance due to continued improvements in the agriculture and turf market. In addition to the factors noted above, the 2020 provision also included an increase in the allowance for credit losses related to the negative economic effects of COVID and other macroeconomic issues. The provision for credit losses, as a percentage of the total average balance of Receivables financed, was zero for 2021 and .27 percent for 2020.

The higher provision for income taxes in 2021 was primarily related to higher pretax income in the current year, partially offset by a lower effective tax rate. See Note 15 to the Consolidated Financial Statements for additional information.

Receivables and Leases Acquired and Held

For the fiscal years ended October 31, 2021 and November 1, 2020, Receivable and Lease (excluding wholesale) acquisition volumes and balances held were as follows (in millions of dollars):

	Fiscal Year Volumes			Fiscal Year End Balances
			%			%
	2021	2020	Change	2021	2020	Change
Retail notes:
Agriculture and turf	$12,085.1	$9,581.7	26%	$21,518.9	$18,031.0	19%
Construction and forestry	2,812.2	2,175.1	29	4,487.0	3,816.2	18
Total retail notes	14,897.3	11,756.8	27	26,005.9	21,847.2	19
Revolving charge accounts	6,886.0	6,833.4	1	3,740.1	3,827.4	(2)
Financing leases	655.4	490.6	34	972.3	789.4	23
Equipment on operating leases	1,832.5	1,911.8	(4)	4,947.6	5,297.8	(7)
Total Receivables and Leases (excluding wholesale)	$24,271.2	$20,992.6	16	$35,665.9	$31,761.8	12

Retail notes bearing fixed finance rates totaled over 95 percent of the total retail note portfolio at October 31, 2021 and November 1, 2020.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	2021		2020
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$340.8	.93%	$311.9	.93%
Non-performing Receivables *	280.1	.76	262.5	.78
Allowance for credit losses	129.0	.35	129.1	.38

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

Deposits withheld from dealers and merchants amounted to $131.8 million at October 31, 2021, compared with $114.8 million at November 1, 2020. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Upon the adoption of ASU No. 2016-13, recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged.

During 2021, $14.3 million was recorded in other income related to recoveries from dealer deposits and other freestanding credit enhancements. Prior to the adoption of ASU No. 2016-13, the benefit of credit losses recovered from freestanding credit enhancements, such as dealer deposits, was recognized in the provision for credit losses based on estimated recoveries.

2020 Compared with 2019

The comparison of the 2020 results with 2019 can be found under the heading “2020 Compared with 2019” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2020 Form 10-K.

Capital Resources and Liquidity

The cash provided by operating and financing activities was used primarily to fund Receivables and Leases. Cash provided by operating activities was $1,365.9 million in 2021. Cash provided by financing activities totaled $2,026.2 million, resulting primarily from a net increase in total external borrowings of $2,152.1 million and a net increase in notes payables to John Deere of $392.8 million, partially offset by dividends paid of $485.0 million. Cash used for investing activities totaled $3,391.7 million in 2021, primarily due to the cost of Receivables acquired (excluding wholesale) exceeding the collections of Receivables (excluding wholesale) by $4,290.6 million, and the cost of equipment on operating leases acquired exceeding the proceeds from sales of equipment on operating leases by $276.6 million, partially offset by a decrease in net wholesale receivables of $1,197.1 million. Cash, cash equivalents, and restricted cash increased $3.4 million during 2021.

Over the last three years, operating activities have provided $4,576.2 million in cash. In addition, an increase in total borrowings of $5,178.6 million provided cash inflows. These amounts have been used mainly to fund Receivable and Lease acquisitions, which exceeded collections of Receivables and proceeds from sale of equipment on operating leases by $8,212.2 million, and to pay $1,090.0 million in dividends. Cash, cash equivalents, and restricted cash increased $61.0 million over the three-year period.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt. Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at October 31, 2021 and November 1, 2020 was $662.9 million and $125.0 million, respectively, while the total cash, cash equivalents, and marketable securities position was $679.1 million and $676.8 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $158.0 million and $163.7 million at October 31, 2021 and November 1, 2020, respectively.

The Company has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At October 31, 2021, the revolving credit agreement had a total capacity, or “financing limit,” of $2,000.0 million of secured financings at any time. $1,572.3 million of short-term securitization borrowings were outstanding under the agreement at October 31, 2021. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected. The agreement was renewed in November 2021 with an expiration in November 2022 and a capacity of $1,000.0 million. As a result of the reduced capacity, $511.1 million of outstanding short-term securitization borrowings were repurchased by the Company in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes.

During 2021, the Company issued $7,418.3 million and retired $5,710.4 million of long-term external borrowings, which primarily consisted of medium-term notes. During 2021, the Company also issued $2,800.8 million and retired $2,861.5 million of retail note securitization borrowings and maintained an average commercial paper balance of $902.1 million. At October 31, 2021, the Company’s funding profile included $678.9 million of commercial paper and other notes payable, $4,595.2 million of securitization borrowings, $5,619.4 million of notes payable to John Deere, $26,426.4 million of unsecured term debt, and $4,526.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $37,319.9 million at October 31, 2021, compared with $35,145.9 million at November 1, 2020. Total external short-term indebtedness amounted to $11,093.2 million at October 31, 2021, compared with $10,585.3 million at November 1, 2020. Total external long-term indebtedness amounted to $20,607.3 million at October 31, 2021, compared with $19,311.1 million at November 1, 2020. Total notes payable to John Deere amounted to $5,619.4 million at October 31, 2021, compared with $5,249.5 million at November 1, 2020. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.2 to 1 at October 31, 2021 and November 1, 2020.

Stockholder’s equity was $4,526.2 million at October 31, 2021, compared with $4,298.2 million at November 1, 2020. The increase in 2021 was primarily due to net income attributable to the Company of $710.6 million, a change in the cumulative translation adjustment of $15.0 million, and unrealized gains on derivatives of $13.5 million, partially offset by dividend payments of $485.0 million and reductions resulting from the adoption of ASU No. 2016-13 of $26.2 million.

Capital Corporation declared and paid cash dividends to JDFS of $485.0 million in 2021 and $275.0 million in 2020. In turn, JDFS paid comparable dividends to Deere & Company.

Contractual Obligations and Cash Requirements

The Company’s material contractual cash obligations relate to borrowings, including securitization borrowings. As of October 31, 2021, the Company had $14,081.3 million of principal payments on borrowings and securitization borrowings payable in the next year, along with interest payments of $428.0 million. The securitization borrowing payments are based on the expected liquidation of the related retail notes securitized as well as the repurchase due to the reduced facility capacity (see Note 25). The Company’s borrowings will likely be replaced with new borrowings to finance the Receivables and Leases portfolio. See Notes 8, 9, and 10 for further detail regarding future contractual payments on intercompany borrowings, securitization borrowings, and long-term external borrowings.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,016.0 million at October 31, 2021, $5,770.3 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term external borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at October 31, 2021 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2025, and $2,500.0 million, expiring in fiscal March 2026. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as its lines of credit and the support agreement with Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A securities rating is not a recommendation by the rating agency to buy, sell, or hold the Company’s securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Critical Accounting Estimates

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s Receivable portfolio. The allowance is measured on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. Non-performing Receivables are included in the estimate of expected credit losses.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted-average remaining maturity models are used for smaller and less complex Customer Receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. See Note 5 to the Consolidated Financial Statements for further information.

In 2021, the Company adopted ASU No. 2016-13, which revised the measurement of credit losses from an incurred loss to an expected loss methodology. Upon adoption, the Company’s allowance for credit losses increased $19.7 million with an offset to retained earnings (see Note 3). The allowance for credit losses at November 1, 2020 and November 3, 2019 were not restated under the expected loss methodology. The total allowance for credit losses at October 31, 2021, November 1, 2020, and November 3, 2019 was $129.0 million, $129.1 million, and $100.6 million, respectively. Subsequent to the adoption of ASU No. 2016-13, the allowance decreased $19.8 million during 2021, primarily due to lower expected losses in the construction and forestry market, continued improvement in the agriculture and turf market, and better than expected performance of accounts granted payment relief due to the economic effects of COVID. These decreases were partially offset by growth in the retail notes and financing leases portfolio (see Note 5). The allowance increase in 2020 was primarily due to the negative economic effects related to COVID and other macroeconomic issues, which significantly affected certain retail borrowers, particularly of construction equipment.

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. While the Company believes its allowance is sufficient to provide for losses over the life of its existing Receivables portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses. Historically, changes in economic conditions have had limited impact on credit losses within the Company’s wholesale receivable portfolio. Within the Customer Receivables portfolio, credit loss estimates are dependent on a number of factors, including historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts.  The Company’s transition matrix models, which are utilized to estimate credit losses for more than 90 percent of Customer Receivables, use historical portfolio performance and current delinquency levels to forecast future defaults. Estimated recovery rates are applied to the estimated default balance to calculate the expected credit losses. Holding all other factors constant, a 10 percent increase in the transition matrix models’ forecasted defaults as a result of elevated levels of delinquencies, deteriorating roll rates, or otherwise, and a simultaneous 10 percent decrease in recovery rates would have resulted in an increase to the allowance for credit losses of approximately $30 million at October 31, 2021.

Operating Lease Residual Values

The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sale price. The Company estimates residual values at the inception of the lease based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and third-party residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases. Depreciation is adjusted prospectively on a straight-line basis over the remaining lease term if residual value estimates are revised. The total operating lease residual values at October 31, 2021, November 1, 2020, and November 3, 2019 were $3,547.6 million, and $3,826.3 million, and $3,876.5 million, respectively. The decrease in 2021 was primarily due to a lower operating lease portfolio.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the Company’s present estimates and all the equipment on operating leases were returned to the Company for remarketing at the end of the lease term, the total impact would be to increase the Company’s annual depreciation for equipment on operating leases by approximately $75 million, after consideration of dealer residual value guarantees.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Business” (including under “Market Conditions”), “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including under “Overview” and “Trends and Economic Conditions”), and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks and financial and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk.

The Company’s business is also affected by changes in demand and pricing for used equipment and resulting impacts on lease residual values; actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of IBOR reference rates) and foreign currency exchange rates and their volatility; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; actions by other regulatory bodies; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; the potential default of the U.S. federal government if Congress fails to pass a 2022 budget resolution; the political and social stability of the global markets in which the Company operates; changes in weather and climate patterns; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; the spread of major epidemics or pandemics (including the COVID pandemic) and government and industry responses to epidemics or pandemics, such as travel restrictions and extended shut downs of businesses; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; success of business strategies; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; the implementation of the smart industrial operating model and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of the Company’s information technology systems; and security breaches, cybersecurity attacks, technology failures and other disruptions to the information technology infrastructure of the Company and John Deere dealers.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers and a prolonged delay in resumption of operations by one or more of John Deere’s key suppliers, or the failure of any key suppliers; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; additional operating costs due to continued remote working arrangements, adherence to social distancing guidelines, and other COVID-related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to alleged exposure to COVID on Company premises; absence of employees due to illness; and the impact of the pandemic on the Company’s customers and on John Deere dealers. The sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect the Company’s business, liquidity, results of operations, and financial position.

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

Continued effects of the withdrawal of the United Kingdom from the European Union could adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. The economic conditions and outlook could be further adversely affected by (i) uncertainty regarding any new or modified trade arrangements between the United Kingdom and the European Union and/or other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk that the euro as the single currency of the eurozone could cease to exist. Any of these developments could affect the Company’s businesses, liquidity, results of operations, and financial position.

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

The Company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Annual Report on Form 10-K (including, but not limited to, the factors discussed in Item 1A, Risk Factors of the Annual Report on Form 10-K) and other Deere & Company and Capital Corporation quarterly and other filings with the SEC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instrument Market Risk Information

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

Interest Rate Risk

Quarterly, the Company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2021 and November 1, 2020, would have been approximately $101.9 million and $126.7 million, respectively.

Foreign Currency Risk

The Company’s policy is to manage foreign currency risk through hedging strategies if the currency of the borrowings does not match the currency of the Receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Company’s cash flows.

Item 8. Financial Statements and Supplementary Data.

See accompanying table of contents of financial statements on page 36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2021, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

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

Omitted pursuant to Instruction I(2).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2).

Item 14.  Principal Accountant Fees and Services.

For the years ended October 31, 2021 and November 1, 2020, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 31, 2021 and November 1, 2020, were $3.2 million and $3.4 million, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided the Company with assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The aggregate fees billed for such audit-related services for each of the fiscal years ended October 31, 2021 and November 1, 2020 were $.2 million. These services included various attest services.

Tax Fees

There were no fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 31, 2021 and November 1, 2020.

All Other Fees

There were no fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 31, 2021 and November 1, 2020.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2021 proxy statement. During the fiscal year ended October 31, 2021, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

See the table of contents to financial statements on page 36.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

See the index to exhibits on page 75.

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

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 31, 2021 and November 1, 2020, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and November 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses as of October 31, 2021 was $129 million. The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models, which are used for the majority of the customer receivables, use historical delinquency and default information to assign probabilities that a receivable will pay as contractually scheduled or become delinquent and advance through the various delinquency stages. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

We identified the allowance for credit losses as a critical audit matter because determining the appropriate methodology and assumptions used in the estimate requires significant judgment by management. Given the subjective nature and judgment applied by management to determine the allowance for credit losses, auditing the methodology and assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the Company’s allowance for credit losses included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses.
●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s model.
●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated qualitative adjustments to the model estimate. Our evaluation included:
o	Comparison of qualitative factors used by the Company to source data provided by the Company and/or to externally available data
o	Consideration and evaluation of contradictory evidence
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 16, 2021

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Income

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(in millions)

	2021	2020	2019
Revenues
Finance income earned on retail notes	$946.6	$941.4	$919.3
Lease revenues	1,022.0	1,088.9	1,009.8
Revolving charge account income	298.1	333.8	346.2
Finance income earned on wholesale receivables	299.8	385.0	535.4
Other income	121.5	58.5	79.6
Total revenues	2,688.0	2,807.6	2,890.3
Expenses
Interest expense	472.9	743.9	987.8
Operating expenses:
Depreciation of equipment on operating leases	733.4	845.1	743.6
Administrative and operating expenses	406.0	470.6	533.0
Fees paid to John Deere	168.3	101.6	67.5
Provision (credit) for credit losses	(.9)	89.4	45.4
Total operating expenses	1,306.8	1,506.7	1,389.5
Total expenses	1,779.7	2,250.6	2,377.3
Income of consolidated group before income taxes	908.3	557.0	513.0
Provision for income taxes	200.5	134.1	95.5
Income of consolidated group	707.8	422.9	417.5
Equity in income of unconsolidated affiliate	3.0	2.2	1.8
Net income	710.8	425.1	419.3
Less: Net income attributable to noncontrolling interests	.2	.1	.1
Net income attributable to the Company	$710.6	$425.0	$419.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(in millions)

	2021	2020	2019

Net income	$710.8	$425.1	$419.3

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	15.0	18.9	(7.7)
Unrealized gain (loss) on derivatives	13.5	.3	(21.8)
Unrealized gain (loss) on debt securities	(.1)	.4	(2.0)
Other comprehensive income (loss), net of income taxes	28.4	19.6	(31.5)

Comprehensive income of consolidated group	739.2	444.7	387.8
Less: Comprehensive income attributable to noncontrolling interests	.2	.1	.1
Comprehensive income attributable to the Company	$739.0	$444.6	$387.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheet

As of October 31, 2021 and November 1, 2020

(in millions)

	2021	2020
Assets
Cash and cash equivalents	$677.0	$674.6
Marketable securities	2.1	2.2
Receivables:
Retail notes	21,343.5	17,158.0
Retail notes securitized	4,662.4	4,689.2
Revolving charge accounts	3,740.1	3,827.4
Wholesale receivables	5,951.3	7,093.3
Financing leases	972.3	789.4
Total receivables	36,669.6	33,557.3
Allowance for credit losses	(129.0)	(129.1)
Total receivables – net	36,540.6	33,428.2
Other receivables	85.1	88.1
Receivables from John Deere	191.6	583.2
Equipment on operating leases – net	4,947.6	5,297.8
Notes receivable from John Deere	393.5	350.0
Investment in unconsolidated affiliate	21.9	19.3
Deferred income taxes	32.7	27.1
Other assets	324.5	386.7
Total Assets	$43,216.6	$40,857.2

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$678.9	$187.5
Securitization borrowings	4,595.2	4,656.2
Current maturities of long-term external borrowings	5,819.1	5,741.6
Total short-term external borrowings	11,093.2	10,585.3
Notes payable to John Deere	5,619.4	5,249.5
Other payables to John Deere	97.6	30.1
Accounts payable and accrued expenses	876.0	922.3
Deposits withheld from dealers and merchants	131.8	114.8
Deferred income taxes	265.1	345.9
Long-term external borrowings	20,607.3	19,311.1
Total liabilities	38,690.4	36,559.0
Commitments and contingencies (Note 18)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8
Retained earnings	3,091.0	2,891.6
Accumulated other comprehensive income (loss)	(49.4)	(77.8)
Total Company stockholder’s equity	4,524.4	4,296.6
Noncontrolling interests	1.8	1.6
Total stockholder’s equity	4,526.2	4,298.2
Total Liabilities and Stockholder’s Equity	$43,216.6	$40,857.2

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Consolidated Cash Flows

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(in millions)

	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$710.8	$425.1	$419.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(.9)	89.4	45.4
Provision for depreciation and amortization	756.6	861.6	765.1
Credit for deferred income taxes	(83.3)	(175.6)	(286.5)
Impairment charges		30.8	77.4
Undistributed earnings of unconsolidated affiliate	(2.7)	(2.0)	(1.6)
Change in accounts payable and accrued expenses	(39.5)	(25.1)	85.9
Change in accrued income taxes payable/receivable	(11.1)	45.7	444.0
Other	36.0	200.3	211.1
Net cash provided by operating activities	1,365.9	1,450.2	1,760.1

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(22,438.0)	(19,060.0)	(17,714.8)
Collections of receivables (excluding wholesale)	18,147.4	16,768.9	16,097.1
Decrease (increase) in wholesale receivables – net	1,197.1	1,649.1	(758.8)
Cost of equipment on operating leases acquired	(1,845.7)	(1,904.9)	(2,466.9)
Proceeds from sales of equipment on operating leases	1,569.1	1,334.6	1,213.6
Cost of notes receivable acquired from John Deere	(321.5)	(198.1)	(126.6)
Collections of notes receivable from John Deere	297.5	110.7	36.5
Purchases of marketable securities			(11.0)
Proceeds from maturities and sales of marketable securities			5.1
Other	2.4	(35.9)	(52.6)
Net cash used for investing activities	(3,391.7)	(1,335.6)	(3,778.4)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	504.9	(1,269.1)	(658.5)
Increase (decrease) in securitization borrowings – net	(60.7)	379.1	395.8
Increase in short-term borrowings with John Deere – net	392.8	3,291.8	491.8
Proceeds from issuance of long-term external borrowings	7,418.3	3,561.9	6,743.9
Payments of long-term external borrowings	(5,710.4)	(5,719.7)	(4,583.3)
Dividends paid	(485.0)	(275.0)	(330.0)
Capital investment from John Deere		.1	.6
Debt issuance costs	(33.7)	(24.8)	(31.8)
Net cash provided by (used for) financing activities	2,026.2	(55.7)	2,028.5

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.0	(.4)	(11.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3.4	58.5	(.9)
Cash, cash equivalents, and restricted cash at beginning of year	769.4	710.9	711.8
Cash, cash equivalents, and restricted cash at end of year	$772.8	$769.4	$710.9

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statement of Changes in Consolidated Stockholder’s Equity

For the Years Ended November 3, 2019, November 1, 2020, and October 31, 2021

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 28, 2018	$4,070.0	$1,482.8	$2,652.4	$(65.9)	$.7
Net income	419.3		419.2		.1
Other comprehensive loss	(31.5)			(31.5)
Dividends declared	(330.0)		(330.0)
Capital investment	.6				.6
Balance November 3, 2019	4,128.4	1,482.8	2,741.6	(97.4)	1.4
Net income	425.1		425.0		.1
Other comprehensive income	19.6			19.6
Dividends declared	(275.0)		(275.0)
Capital investment	.1				.1
Balance November 1, 2020	4,298.2	1,482.8	2,891.6	(77.8)	1.6
ASU No. 2016-13 adoption (see Note 3)	(26.2)		(26.2)
Net income	710.8		710.6		.2
Other comprehensive income	28.4			28.4
Dividends declared	(485.0)		(485.0)
Balance October 31, 2021	$4,526.2	$1,482.8	$3,091.0	$(49.4)	$1.8

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

Fiscal Year

The Company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs in October. An additional week is included in the fourth fiscal quarter every five or six years to realign the Company’s fiscal quarters with the calendar. The fiscal year ends for 2021, 2020, and 2019 were October 31, 2021, November 1, 2020, and November 3, 2019, respectively. Fiscal years 2021 and 2020 contained 52 weeks compared to 53 weeks in fiscal year 2019. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables. See Note 6 for more information on these SPEs.

Argentina

The Company has financial services operations in Argentina. The U.S. dollar has historically been the functional currency for the Company's Argentina operations, as its business is generally indexed to the U.S. dollar due to the highly inflationary conditions. The Argentine government has certain capital and currency controls that restrict the Company's ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. As of October 31, 2021, the Company's net investment in Argentina was approximately $69.5 million. The Company's net investment in its Argentine operations is likely to increase as the business generates net income that is unable to be remitted and is required to meet the Argentina central bank’s minimum capital requirements. Revenues from the Company's Argentine operations represented approximately 3 percent of the Company's consolidated revenues for 2021. The net peso exposure as of October 31, 2021 was approximately $46.5 million. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate.

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

Receivables and Allowance for Credit Losses

Receivables are reported on the balance sheet at outstanding principal and accrued interest, adjusted for any write-offs and any unamortized deferred fees or costs on originated Receivables. The Company also records an allowance for credit losses and provision for credit losses related to the Receivables. The allowance represents an estimate of the credit losses expected over the life of the Receivable portfolio, and is measured on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while weighted-average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. Receivables are written-off to the allowance when the account is considered uncollectible (see Note 5).

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 6). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as retail notes securitized. The Company recognizes finance income over the lives of these receivables using the interest method.

Depreciation

The Company estimates residual values of equipment on operating leases at the inception of the lease, and the equipment is depreciated over the lease terms to the estimated residual value using the straight-line method. The Company reviews residual value estimates during the lease term and depreciation is adjusted prospectively on a straight-line basis over the remaining lease term if residual estimates are revised.

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

Derivative Financial Instruments

The Company’s policy is that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the functional currencies.

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

Foreign Currency Translation

The functional currencies for most of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign currency exchange derivative contracts are included in net income. The pretax net losses for foreign currency exchange in 2021 and 2020 were $14.9 million and $18.8 million, respectively. The pretax net gain for foreign currency exchange in 2019 was $3.9 million.

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

The Company holds deposits from dealers (dealer deposits), which are recorded in deposits withheld from dealers and merchants, to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of recoveries from dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and certain credit insurance contracts are presented in other income and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU also modified the treatment of the estimated write-off on delinquent receivables by no longer including the estimated benefit of charges to the dealer deposits in the write-off amount (see Note 5). This change increases the estimated write-offs on delinquent financing receivables with the benefit of credit losses recovered from dealer deposits presented in other income. This benefit, in both situations, is recorded when the dealer deposits are charged and no longer based on estimated recoveries.

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

Note 5 contains additional disclosures as well as the Company’s updated allowance for credit losses accounting policy.

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

Note 4. Receivables

Retail Notes Receivable

The Company provides and administers financing for retail purchases of new agriculture and turf and construction and forestry equipment manufactured by John Deere, and used equipment taken in trade for this equipment. The Company generally purchases retail installment sales and loan contracts (retail notes) from John Deere. These retail notes are acquired by John Deere through John Deere retail dealers. The Company also purchases and finances a limited amount of retail notes unrelated to John Deere.

Retail notes receivable by market at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021		2020
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf – new	$12,125.8	$1,713.7	$10,154.9	$1,812.1
Agriculture and turf – used	5,992.5	2,326.6	4,385.1	2,321.6
Construction and forestry – new	2,902.1	536.0	2,568.8	535.7
Construction and forestry – used	974.6	165.9	692.1	117.3
Total	21,995.0	4,742.2	17,800.9	4,786.7
Unearned finance income	(651.5)	(79.8)	(642.9)	(97.5)
Retail notes receivable	$21,343.5	$4,662.4	$17,158.0	$4,689.2

Retail notes acquired by the Company during 2021, 2020, and 2019, had an average original term (based on dollar weighted amounts) of 57 months, 57 months, and 56 months, respectively. Historically, because of prepayments, the average actual life of retail notes has been considerably shorter than the average original term. The average actual life for retail notes liquidated in 2021, 2020, and 2019 was 36 months, 38 months, and 40 months, respectively.

Gross retail note installments at October 31, 2021 and November 1, 2020 were scheduled to be received as follows (in millions of dollars):

	2021		2020
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$6,448.9	$1,894.0	$5,466.8	$1,950.2
13-24 months	5,361.5	1,322.8	4,397.4	1,347.8
25-36 months	4,400.4	884.4	3,501.9	888.3
37-48 months	3,232.5	478.1	2,502.6	460.0
49-60 months	1,927.4	149.7	1,462.1	129.2
Over 60 months	624.3	13.2	470.1	11.2
Total	$21,995.0	$4,742.2	$17,800.9	$4,786.7

Company guidelines relating to down payment requirements and contract terms on retail notes are generally as follows:

	Down	Contract
	Payment	Terms
Agriculture (new and used):
Seasonal payments	20%	3 - 7 years
Monthly payments	10%	36 - 84 months
Turf (new and used):
Seasonal payments	10%	3 - 7 years
Monthly payments	0%	36 - 84 months
Construction and forestry:
New	10%	24 - 60 months
Used	15%	36 - 60 months

Finance income is recognized over the lives of the retail notes using the interest method. During 2021, the average effective yield on retail notes held by the Company was approximately 4.0 percent, compared with 4.7 percent in 2020 and 5.0 percent in 2019. Finance income on variable-rate retail notes is adjusted periodically based on the adjustment schedule and fluctuations in the applicable base rate specified in the respective contract. Net costs incurred in the acquisition of retail notes are deferred and recognized over the expected lives of the retail notes using the interest method.

A portion of the finance income earned by the Company arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. The Company receives compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. The Company computes the compensation from John Deere for waived or reduced finance charges based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. During 2021, 2020, and 2019, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $325.0 million, $339.5 million, and $334.8 million, respectively.

A deposit is withheld by the Company on certain John Deere agriculture and turf equipment retail notes originating from dealers. Any subsequent retail note losses, subject to certain limitations by customer, are charged against the withheld deposits. At the end of each calendar quarter, the balance of each dealer’s withholding account in excess of a specified percent (ranging from one-half to three percent based on dealer qualifications) of the total balance outstanding on retail notes originating with that dealer is remitted to the dealer. Credit losses recovered from dealer deposits are presented in other income at the time the dealer deposits are charged. Prior to the adoption of ASU No. 2016-13, the benefit of credit losses recovered from dealer deposits was recognized in the provision for credit losses based on estimated recoveries. There is generally no withholding of dealer deposits on John Deere construction and forestry equipment retail notes.

The Company generally requires that theft and physical damage insurance be carried on all goods leased or securing retail notes and wholesale receivables. In certain markets, the customer may, at the customer’s own expense, have the Company or the seller of the goods purchase this insurance or obtain it from other sources.

Revolving Charge Accounts Receivable

Revolving charge account income is generated primarily by three revolving credit products: John Deere Financial Multi-Use Account, PowerPlan®, and John Deere Financial Revolving Plan. John Deere Financial Multi-Use Account is primarily used by farmers and ranchers to finance parts and services from John Deere dealers, as well as crop inputs, such as seed, fertilizer, and crop protection from agribusiness merchants. Merchants, including agribusinesses and dealers, offer John Deere Financial Multi-Use Account as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. John Deere Financial Multi-Use Account income includes a discount paid by merchants for transaction processing and support and finance charges paid by customers on their outstanding account balances. PowerPlan® is primarily used by construction companies to finance parts and services. John

Deere construction and forestry dealers offer PowerPlan® as an alternative to carrying in-house accounts receivable and can initially sell existing balances to the Company under a recourse arrangement. PowerPlan® income includes a discount paid by dealers for transaction processing and support and finance charges paid by customers on their outstanding account balances. The John Deere Financial Revolving Plan is used primarily by retail customers of John Deere dealers to finance turf and utility equipment. Income includes a discount paid by dealers on most transactions and finance charges paid by customers on their outstanding account balances. Revolving charge account income is also generated through waiver of finance charges or reduced rates from John Deere and sponsoring merchants.

During 2021, 2020, and 2019, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $14.3 million, $15.2 million, and $14.1 million, respectively. Revolving charge accounts receivable at October 31, 2021 and November 1, 2020 totaled $3,740.1 million and $3,827.4 million, and were net of unearned interest income of $53.8 million and $58.9 million for the same periods, respectively. Generally, account holders may pay the account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

The Company also provides wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment, primarily to finance inventories of equipment for those dealers. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and the balance outstanding. Substantially all wholesale receivables are secured by equipment financed or other collateral. The average actual life for wholesale receivables is less than 12 months. Wholesale receivables at October 31, 2021 and November 1, 2020 totaled $5,951.3 million and $7,093.3 million, respectively.

The Company purchases certain wholesale trade receivables from John Deere, which are included within the wholesale receivable balances above. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The Company receives compensation from John Deere at approximate market interest rates for these interest-free periods. The Company computes the compensation from John Deere for interest-free periods based on the Company’s estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2021, 2020, and 2019, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $197.9 million, $228.8 million, and $320.0 million, respectively.

Financing Leases

The Company leases agriculture and turf equipment and construction and forestry equipment directly to retail customers. Leases classified as sales-type or direct financing leases are reported in financing leases on the consolidated balance sheet. See Note 7 to the Consolidated Financial Statements for detailed disclosures related to financing leases.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets as shown in the previous tables. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral a security interest in the goods associated with those Receivables or with the use of other collateral.

Note 5. Allowance for Credit Losses and Credit Quality of Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income and lease revenue previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. During 2021, $12.4 million of accrued finance income and lease revenue was reversed on non-performing Receivables. Finance income and lease revenue for non-performing Receivables is recognized on a cash basis. Accrual of finance income and lease revenue is generally resumed when the receivable becomes contractually current and collections are reasonably assured. Finance income and lease revenue of $17.1 million was recognized from cash payments on non-performing Receivables during 2021.

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

Due to the economic effects of COVID, the Company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. This relief generally included payment deferrals or reduced financing rates of three months or less. Receivables granted relief since the beginning of the pandemic that remained outstanding at October 31, 2021 represented approximately 2 percent of the Receivables balance. The majority of Receivables granted short-term relief are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) at October 31, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,318.1	$5,719.1	$2,842.5	$1,431.0	$582.8	$119.9	$3,620.9	$25,634.3
30-59 days past due	34.7	47.5	24.2	13.7	5.9	2.9	13.1	142.0
60-89 days past due	12.8	17.4	8.4	5.1	2.4	.7	3.2	50.0
90+ days past due	.5	.5	.1	.2	.1			1.4
Non-performing	20.1	44.5	26.4	22.3	10.6	12.5	6.4	142.8
Construction and forestry
Current	2,356.4	1,198.5	573.5	215.6	42.5	5.4	92.3	4,484.2
30-59 days past due	36.6	33.0	21.1	5.8	2.0	.1	2.7	101.3
60-89 days past due	12.5	8.4	5.0	2.6	.5	.2	1.0	30.2
90+ days past due	.1	.4	.9		.1			1.5
Non-performing	21.9	50.0	33.9	15.1	6.3	2.9	.5	130.6
Total Customer Receivables	$13,813.7	$7,119.3	$3,536.0	$1,711.4	$653.2	$144.6	$3,740.1	$30,718.3

The credit quality analysis of Customer Receivables at November 1, 2020 was as follows (in millions of dollars):

	November 1, 2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$18,341.2	$3,710.3	$22,051.5
30-59 days past due	111.4	11.5	122.9
60-89 days past due	47.6	3.5	51.1
90+ days past due	2.0		2.0
Non-performing	172.7	5.4	178.1
Construction and forestry
Current	3,759.5	92.3	3,851.8
30-59 days past due	82.0	2.4	84.4
60-89 days past due	38.8	1.1	39.9
90+ days past due	1.9		1.9
Non-performing	79.5	.9	80.4
Total Customer Receivables	$22,636.6	$3,827.4	$26,464.0

The credit quality analysis of wholesale receivables at October 31, 2021 was as follows (in millions of dollars):

	Year of Origination
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$339.6	$77.1	$21.1	$9.2	$2.7	$.4	$4,233.4	$4,683.5
30-59 days past due							6.0	6.0
60-89 days past due							2.2	2.2
90+ days past due							3.8	3.8
Non-performing							6.7	6.7
Construction and forestry
Current	39.4	4.0	3.4	.3			1,199.6	1,246.7
30-59 days past due							1.3	1.3
60-89 days past due							.9	.9
90+ days past due							.2	.2
Non-performing
Total wholesale receivables	$379.0	$81.1	$24.5	$9.5	$2.7	$.4	$5,454.1	$5,951.3

The credit quality analysis of wholesale receivables at November 1, 2020 was as follows (in millions of dollars):

November 1, 2020
Wholesale receivables:
Agriculture and turf
Current	$5,693.7
30-59 days past due	3.9
60-89 days past due	4.4
90+ days past due	1.1
Non-performing	4.0
Construction and forestry
Current	1,385.9
30-59 days past due	.3
60-89 days past due
90+ days past due
Non-performing
Total wholesale receivables	$7,093.3

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

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex Customer Receivable pools, while WARM models are used for smaller and less complex Customer Receivable pools. Transition matrix models, which are used for the majority of the Customer Receivables, estimate credit losses using historical delinquency and default information to assign probabilities that a receivable will pay as contractually scheduled or become delinquent and advance through the various delinquency stages. The model simulates the runoff of the portfolio, month-by-month, over the life of the receivables until the balances are fully repaid or default, using roll rates applied to the outstanding portfolio. The roll rates are applied based on the delinquency status of the customer accounts and are further segmented based on the credit risk and remaining duration of the underlying receivables. Estimated recovery rates are applied to the balance at default to calculate the expected credit losses. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. The WARM models apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk, along with reasonable and supportable forecasts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

Recoveries from freestanding credit enhancements, such as dealer deposits and certain credit insurance contracts, are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statement of consolidated income when the dealer’s withholding account is charged. During the year ended October 31, 2021, $14.3 million was recorded in other income related to recoveries from freestanding credit enhancements. Prior to the adoption of ASU No. 2016-13, the allowance for credit losses was estimated on probable credit losses incurred after consideration of expected recoveries from freestanding credit enhancements.

An analysis of the allowance for credit losses and investment in Receivables at October 31, 2021, November 1, 2020, and November 3, 2019 was as follows (in millions of dollars):

	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
2021
Allowance:
Beginning of year balance	$76.9	$42.3	$9.9	$129.1
ASU No. 2016-13 adoption (see Note 3)	32.5	(12.2)	(.6)	19.7
Provision (credit) for credit losses *	11.8	(17.0)	2.5	(2.7)
Write-offs	(36.7)	(27.8)	(.3)	(64.8)
Recoveries	11.6	35.5		47.1
Translation adjustments	.4		.2	.6
End of year balance	$96.5	$20.8	$11.7	$129.0

Receivables:
End of year balance	$26,978.2	$3,740.1	$5,951.3	$36,669.6

2020
Allowance:
Beginning of year balance	$53.7	$39.3	$7.6	$100.6
Provision (credit) for credit losses	66.2	25.1	(1.9)	89.4
Write-offs	(49.1)	(51.6)	(.9)	(101.6)
Recoveries	6.4	29.5	1.3	37.2
Translation adjustments	(.3)		3.8	3.5
End of year balance	$76.9	$42.3	$9.9	$129.1

Receivables:
End of year balance	$22,636.6	$3,827.4	$7,093.3	$33,557.3

2019
Allowance:
Beginning of year balance	$56.4	$42.3	$8.0	$106.7
Provision (credit) for credit losses	21.0	28.6	(4.2)	45.4
Write-offs	(31.1)	(56.9)	(.3)	(88.3)
Recoveries	7.6	25.3	4.1	37.0
Translation adjustments	(.2)			(.2)
End of year balance	$53.7	$39.3	$7.6	$100.6

Receivables:
End of year balance	$20,251.7	$3,863.0	$8,706.8	$32,821.5

*            Excludes provision for credit losses on unfunded commitments of $1.8 million for the year ended October 31, 2021. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheet.

As a result of the adoption of ASU No. 2016-13, the allowance for credit losses increased $19.7 million at the beginning of 2021. Subsequent to the adoption of ASU No. 2016-13, the allowance decreased $19.8 million during 2021, primarily due to a reduction in the allowance on construction and forestry retail notes and financing leases and a lower allowance on revolving charge accounts. The allowance on construction and forestry retail notes and financing leases decreased due to improving market conditions and better than expected performance of accounts granted payment relief due to the economic effects of COVID, while the allowance on revolving charge accounts was favorably impacted by strong payment performance due to continued improvements in the agriculture and turf market. These decreases were partially offset by growth in the retail notes and financing leases portfolio. During 2020, the allowance for credit losses increased primarily due to the negative economic effects related to COVID and other macroeconomic issues, which significantly affected certain retail borrowers, particularly of construction equipment.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	2021		2020
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due *	$340.8	.93%	$311.9	.93%
Non-performing Receivables *	280.1	.76	262.5	.78
Allowance for credit losses	129.0	.35	129.1	.38

*            The delinquency status of Receivables granted payment relief due to COVID is based on the modified payment schedule.

At October 31, 2021 and November 1, 2020, the Company had $128.8 million and $110.1 million, respectively, of deposits primarily withheld from John Deere dealers and merchants available as credit enhancements.

Troubled Debt Restructuring

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2021, 2020, and 2019, the Company identified 326, 468, and 328 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $12.0 million, $19.0 million, and $14.6 million pre-modification and $10.7 million, $17.4 million, and $13.7 million post-modification, respectively. The short-term relief related to COVID previously discussed did not meet the definition of a troubled debt restructuring. In 2021, 2020 and 2019, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 1, 2021, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

Write-offs

Total write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows (in millions of dollars):

	2021		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes & financing leases:
Agriculture and turf	$(18.6)	(.09)%	$(15.2)	(.09)%	$(9.9)	(.06)%
Construction and forestry	(18.1)	(.42)	(33.9)	(.94)	(21.2)	(.65)
Total retail notes & financing leases	(36.7)	(.15)	(49.1)	(.24)	(31.1)	(.15)
Revolving charge accounts	(27.8)	(.85)	(51.6)	(1.51)	(56.9)	(1.65)
Wholesale receivables	(.3)		(.9)	(.01)	(.3)
Total write-offs	(64.8)	(.19)	(101.6)	(.31)	(88.3)	(.27)
Recoveries:
Retail notes & financing leases:
Agriculture and turf	9.2	.05	4.6	.03	6.1	.04
Construction and forestry	2.4	.06	1.8	.05	1.5	.05
Total retail notes & financing leases	11.6	.05	6.4	.03	7.6	.04
Revolving charge accounts	35.5	1.08	29.5	.86	25.3	.73
Wholesale receivables			1.3	.02	4.1	.04
Total recoveries	47.1	.14	37.2	.11	37.0	.11
Total net write-offs	$(17.7)	(.05)%	$(64.4)	(.20)%	$(51.3)	(.16)%

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

In these securitizations, the retail notes are transferred to certain SPEs, which in turn issue debt to investors, or to non-VIE banking operations, which provide funding directly to the Company. The funding provided by these third parties result in secured borrowings, which are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the retail notes securitized or a fixed percentage of the outstanding balance of the retail notes securitized. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,093.6 million and $2,897.5 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $3,024.0 million and $2,856.2 million at October 31, 2021 and November 1, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

The Company has a revolving credit agreement to utilize bank conduit facilities to secure retail notes, described further in the following paragraphs. At October 31, 2021, the revolving credit agreement had a total capacity, or “financing limit,” of up to $2,000.0 million of secured financings at any time. The agreement was renewed in November 2021 with an expiration in November 2022 and a capacity of $1,000.0 million. As a result of the reduced capacity, the Company repurchased $511.1 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes.

Through the revolving credit agreement, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,175.8 million and $1,327.3 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $1,112.8 million and $1,275.1 million at October 31, 2021 and November 1, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets at October 31, 2021 was as follows (in millions of dollars):

2021
Carrying value of liabilities	$1,112.8
Maximum exposure to loss	1,175.8

The total assets of the unconsolidated conduits related to securitizations were approximately $40 billion at October 31, 2021.

In addition, through the revolving credit agreement, the Company transfers retail notes to banks, which may elect to fund the retail notes through the use of their own funding sources. These non-VIE banking operations are not consolidated since the Company does not have a controlling interest in them. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $486.1 million and $549.7 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (securitization borrowings and accrued interest) were $460.1 million and $528.1 million at October 31, 2021 and November 1, 2020, respectively.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021	2020
Retail notes securitized	$4,662.4	$4,689.2
Allowance for credit losses	(13.5)	(12.6)
Other assets	106.6	97.9
Total restricted securitized assets	$4,755.5	$4,774.5

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021	2020
Securitization borrowings	$4,595.2	$4,656.2
Accrued interest on borrowings	1.7	3.2
Total liabilities related to restricted securitized assets	$4,596.9	$4,659.4

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2021, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

Note 7. Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheet. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheet.

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

The Company has elected to combine lease and nonlease components. The nonlease components primarily relate to preventative maintenance and extended warranty agreements financed by the customer. The Company has also elected to report consideration related to sales and value-added taxes net of the related tax expense. Property taxes on leased assets are recorded on a gross basis in lease revenues and administrative and operating expenses on the statement of consolidated income. Variable lease revenues primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees.

Lease revenues earned by the Company were as follows (in millions of dollars):

	2021	2020
Sales-type and direct financing lease revenues	$48.6	$46.0
Operating lease revenues	953.0	1,022.5
Variable lease revenues	26.9	28.6
Total lease revenues	$1,028.5	$1,097.1

Variable lease revenues reported above includes excess use and damage fees of $6.5 million and $8.2 million for 2021 and 2020, respectively, which were reported in other income on the statement of consolidated income.

Deposits withheld from John Deere dealers and related credit losses on leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes (see Note 4). During 2021, 2020, and 2019, the finance income earned from John Deere on sales-type and direct financing leases containing waiver of finance charges or reduced rates was $3.7 million, $3.3 million, and $3.5 million, respectively. The operating lease revenue earned from John Deere during 2021, 2020, and 2019 was $47.1 million, $57.2 million, and $42.9 million, respectively.

Financing Leases

Sales-type and direct financing lease receivables by market at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021	2020
Agriculture and turf	$500.8	$447.5
Construction and forestry	168.2	152.7
Total	669.0	600.2
Guaranteed residual values	359.7	240.8
Unguaranteed residual values	33.7	32.6
Unearned finance income	(90.1)	(84.2)
Financing leases receivable	$972.3	$789.4

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at October 31, 2021 were as follows (in millions of dollars):

Due in:
2022	$522.9
2023	222.0
2024	151.1
2025	82.7
2026	37.8
Later years	12.2
Total	$1,028.7

Operating Leases

The cost of equipment on operating leases by market at October 31, 2021 and November 1, 2020 was as follows (in millions of dollars):

	2021	2020
Agriculture and turf	$5,053.4	$5,210.4
Construction and forestry	1,323.6	1,595.3
Total	6,377.0	6,805.7
Accumulated depreciation	(1,429.4)	(1,507.9)
Equipment on operating leases - net	$4,947.6	$5,297.8

Lease payments from equipment on operating leases are recorded as income on a straight-line method over the lease term. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the term of the leases. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment.

Lease payments for equipment on operating leases at October 31, 2021 were scheduled as follows (in millions of dollars):

Due in:
2022	$685.6
2023	434.9
2024	229.7
2025	106.5
2026	23.5
Later years	4.0
Total	$1,484.2

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and third-party residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted prospectively on a straight-line basis over the remaining lease term if residual value estimates are revised. There were no impairment losses on operating leases recorded during 2021. During 2020, the Company recorded impairment losses on operating leases of $21.0 million due to higher expected return rates and lower estimated values of used construction equipment. During 2019, the Company recorded impairment losses on operating leases of $59.4 million due to lower estimated values of used agriculture and construction equipment. Operating lease impairments are recorded in administrative and operating expenses on the statement of consolidated income.

The total operating lease residual values at October 31, 2021 and November 1, 2020 were $3,547.6 million and $3,826.3 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $295.8 million and $141.0 million at October 31, 2021 and November 1, 2020, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020. The residual value guarantees at October 31, 2021 and November 1, 2020 include $3.0 million and $4.7 million, respectively, of deposits withheld from John Deere dealers, which are available for potential losses on residual values.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at October 31, 2021 and November 1, 2020 were $25.4 million and $64.5 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet. During 2020, the Company recorded impairment losses on matured operating lease inventory of $9.8 million due to lower estimated values of used construction equipment. During 2019, the Company recorded impairment losses on matured operating lease inventory of $18.0 million. There were no impairment losses on matured operating lease inventory in 2021. Impairment losses on matured operating lease inventory are included in administrative and operating expenses on the statement of consolidated income.

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $53.9 million and $61.3 million at October 31, 2021 and November 1, 2020, respectively. The delinquency status of operating leases granted relief due to COVID, as described below, is based on the modified payment schedule.

Due to the economic effects of COVID, the Company provided short-term payment relief to lessees during 2020, and to a much lesser extent in 2021. The relief, which generally included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief since the beginning of the pandemic that remained outstanding at October 31, 2021 represented approximately 2 percent of the Company’s operating lease portfolio. The majority of operating leases granted short-term relief are beyond the deferral period and have resumed making payments.

Note 8. Notes Receivable from and Payable to John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $15.4 million, $16.6 million, and $17.4 million in 2021, 2020, and 2019, respectively, which is recorded in other income.

The Company had notes receivable from John Deere at October 31, 2021 and November 1, 2020 with the following affiliated companies as follows (in millions of dollars):

	2021	2020
Limited Liability Company John Deere Financial	$233.7	$132.5
Banco John Deere S.A.	159.8	217.5
Total Notes Receivable from John Deere	$393.5	$350.0

The Company also obtains funding from affiliated companies. At October 31, 2021 and November 1, 2020, the Company had notes payable to John Deere of $5,619.4 million and $5,249.5 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At October 31, 2021, the Company had $584.0 million of long-term intercompany loans without a due on demand call option, which mature in 2024. The Company pays interest to John Deere for these borrowings based on competitive market rates. The weighted-average interest rates on total intercompany borrowings at October 31, 2021 and November 1, 2020 were 1.2 percent and .7 percent, respectively. Interest expense paid to John Deere was $53.0 million, $18.1 million, and $17.0 million in 2021, 2020, and 2019, respectively, which is recorded in fees paid to John Deere.

Note 9. Short-Term External Borrowings

Short-term external borrowings of the Company at October 31, 2021 and November 1, 2020 consisted of the following (in millions of dollars):

	2021	2020
Commercial paper and other notes payable	$678.9	$187.5
Securitization borrowings	4,595.2	4,656.2
Current maturities of long-term external borrowings *	5,819.1	5,741.6
Total	$11,093.2	$10,585.3

*            Includes unamortized fair value adjustments related to interest rate swaps.

Securitization borrowings are secured by retail notes securitized on the balance sheet (see Note 6) and presented net of debt acquisition costs. Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the expected payment schedule for these borrowings at October 31, 2021 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2022 - $2,546.1, 2023 - $1,149.9, 2024 -$623.1, 2025 - $231.1, 2026 - $44.3, and later years - $6.5. The weighted-average interest rates on total short-term external borrowings, excluding current maturities of long-term external borrowings, at October 31, 2021 and November 1, 2020, were .8 percent and 1.6 percent, respectively.

Lines of credit available from U.S. and foreign banks were $8,016.0 million at October 31, 2021. Some of these credit lines are available to both the Company and Deere & Company. At October 31, 2021, $5,770.3 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term external borrowings, of the Company and John Deere were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2021 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2025, and $2,500.0 million, expiring in fiscal March 2026. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. “Senior debt” consists of the Company’s total interest-bearing obligations, excluding subordinated debt and certain securitization indebtedness, but including notes payable to John Deere. All of the requirements of the credit agreements have been met during the periods included in the consolidated financial statements. The facility fees on these lines of credit are divided between Deere & Company and the Company based on the proportion of their respective forecasted liquidity requirements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain the Company’s consolidated tangible net worth at not less than $50.0 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether the Company is in default on its indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Company’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of the Company and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At October 31, 2021, Deere & Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $4,524.4 million.

Note 10. Long-Term External Borrowings

Long-term external borrowings of the Company at October 31, 2021 and November 1, 2020 consisted of the following (in millions of dollars):

	2021	2020
Senior Debt:
Medium-term notes	$20,649.2	$19,320.6
Other notes	15.6	38.2
Total senior debt	20,664.8	19,358.8
Unamortized debt discount and debt issuance costs	(57.5)	(47.7)
Total	$20,607.3	$19,311.1

The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balance of the medium-term notes was $20,378.2 million and $18,668.9 million at October 31, 2021 and November 1, 2020, respectively, and have maturity dates through 2031. The weighted-average interest rate of medium-term notes at October 31, 2021 and November 1, 2020 was 1.1 percent and 1.6 percent, respectively, and includes both fixed and variable rates. The principal amounts of long-term external borrowings maturing in each of the next five years, in millions of dollars, are as follows: 2022 - $5,820.8, 2023 - $5,969.3, 2024 - $4,999.4, 2025 - $1,775.1, and 2026 - $2,800.0.

Note 11. Capital Stock

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned finance holding subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at October 31, 2021 or November 1, 2020. At October 31, 2021 and November 1, 2020, Capital Corporation had authorized, but not issued, 10,000 shares of $1 par value preferred stock.

Note 12. Dividends

In 2021, 2020, and 2019, Capital Corporation declared and paid cash dividends of $485.0 million, $275.0 million, and $330.0 million, respectively, to JDFS. In each case, JDFS paid comparable dividends to Deere & Company.

Note 13. Pension and Other Postretirement Benefits

The Company is a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense is actuarially determined based on the Company’s employees included in the plan. The Company’s pension expense was not significant in 2021, 2020, or 2019. The accumulated benefit obligation and plan net assets for the employees of the Company are not determined separately from Deere & Company. The Company provides defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on the Company’s employees included in the plans and amounted to $6.1 million in 2021, $12.3 million in 2020, and $4.3 million in 2019. The decrease in 2021 from 2020 is primarily due to curtailment losses of $5.5 million in 2020 related to voluntary employee-separation programs (see Note 22). Further disclosure for these plans is included in the notes to the Deere & Company 2021 Annual Report on Form 10-K.

The Company is a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. The Company’s contributions and costs under these plans were $11.8 million in 2021, $10.7 million in 2020, and $13.2 million in 2019. The contribution rate varies primarily based on Deere & Company’s performance in the prior year and employee participation in the plans.

Note 14. Stock Option and Restricted Stock Awards

Certain employees of the Company participate in Deere & Company share-based compensation plans. During 2021, 2020, and 2019, the total share-based compensation expense was $6.3 million, $6.2 million, and $6.9 million, respectively, with an income tax benefit recognized in net income of $1.5 million, $1.4 million, and $1.7 million, respectively. Further disclosure for these plans is included in the notes to the Deere & Company 2021 Annual Report on Form 10-K.

Note 15. Income Taxes

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following (in millions of dollars):

	2021	2020	2019
Current:
U.S.:
Federal	$231.4	$273.2	$351.1
State	15.2	9.0	1.9
Foreign	37.2	27.5	29.0
Total current	283.8	309.7	382.0

Deferred:
U.S.:
Federal	(69.7)	(179.1)	(279.9)
State	2.2	(4.1)	(.6)
Foreign	(15.8)	7.6	(6.0)
Total deferred	(83.3)	(175.6)	(286.5)
Provision for income taxes	$200.5	$134.1	$95.5

The taxable income of the Company is included in the consolidated U.S. income tax return of Deere & Company. Under a tax sharing agreement with Deere & Company, the Company’s provision for income taxes is generally recorded as if Capital Corporation and each of its subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. The difference between the provision for income taxes recorded by the Company and the provision for income taxes calculated on an unmodified, separate return basis was not material in 2021, 2020, or 2019.

The amounts payable to Deere & Company under the tax sharing agreement at October 31, 2021 and November 1, 2020 were $9.6 million and $42.9 million, respectively. The tax sharing payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

A comparison of the statutory and effective income tax provision and reasons for related differences follows (in millions of dollars):

	2021	2020	2019
U.S. federal income tax provision at a statutory rate (21 percent)	$190.8	$116.9	$107.7
Increase (decrease) resulting from:
Net deferred tax liability remeasurement			4.8
Deemed earnings repatriation tax			(13.9)
Tax rates on foreign earnings	5.5	5.8	4.4
State and local income taxes, net of federal income tax benefit	13.7	3.8	1.0
Other - net	(9.5)	7.6	(8.5)
Provision for income taxes	$200.5	$134.1	$95.5

At October 31, 2021, accumulated earnings of $77.1 million in certain subsidiaries outside the U.S. are expected to remain indefinitely reinvested outside of the U.S. As such, a provision for foreign withholding taxes has not been made. Determination of the amount of foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 31, 2021 and November 1, 2020 was as follows (in millions of dollars):

	2021		2020
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions		$310.4		$404.6
Tax over book depreciation	$1.1			3.8
Deferred retail note finance income		1.0		.8
Accrual for retirement and other benefits	4.8		$6.2
Accrual for other employee benefits	15.9		12.1
Allowance for credit losses	31.9		37.1
Tax loss and tax credit carryforwards	18.7		25.3
Federal taxes on deferred state tax deductions	7.4		10.7
Miscellaneous accruals and other	16.4	8.2	13.5	4.5
Less valuation allowances	(9.0)		(10.0)
Deferred income tax assets and liabilities	$87.2	$319.6	$94.9	$413.7

At October 31, 2021, tax loss and tax credit carryforwards of $18.7 million were available, with $15.2 million expiring from 2029 through 2038 and $3.5 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31, 2021, November 1, 2020, and November 3, 2019 was as follows (in millions of dollars):

	2021	2020	2019
Beginning of year balance	$33.3	$32.5	$36.3
Increases to tax positions taken during the current year	11.2	7.4	6.9
Increases to tax positions taken during prior years	1.4	3.1	.8
Decreases to tax positions taken during prior years	(5.8)	(4.9)	(7.1)
Decreases due to lapse of statute of limitations	(3.7)	(4.8)	(4.4)
Settlements	(1.5)
End of year balance	$34.9	$33.3	$32.5

The amount of unrecognized tax benefits at October 31, 2021 and November 1, 2020 that would impact the effective tax rate if the tax benefits were recognized was $24.0 million and $17.2 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2015. The federal income tax returns for years 2015, 2016, and 2017 are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

The Company’s policy is to recognize interest related to income taxes in interest expense and other income, and recognize penalties in administrative and operating expenses. During 2021, interest and penalties previously accrued were reversed when tax positions were effectively settled or adjusted, resulting in a $1.6 million net benefit. During 2020 and 2019, the total amount of expense from interest and penalties was $.5 million and none, respectively. The total amount of income from interest and penalties for 2020 and 2019 was $.7 million and $5.3 million, respectively, and none for 2021. At October 31, 2021 and November 1, 2020, the liability for accrued interest and penalties totaled $12.3 million and $14.6 million, respectively.

Note 16. Other Income and Administrative and Operating Expenses

The major components of other income and administrative and operating expenses were as follows (in millions of dollars):

	2021	2020	2019
Other income
Fees from John Deere	$25.6	$25.5	$30.7
Interest income	2.9	13.8	33.1
Operating lease residual gains - net	65.0
Freestanding credit enhancement recoveries *	14.3
Other	13.7	19.2	15.8
Total	$121.5	$58.5	$79.6

Administrative and operating expenses
Compensation and benefits	$249.0	$251.0	$260.5
Operating lease residual losses - net and impairments		53.6	159.5
Computer processing and software	52.0	47.2	50.6
Property taxes on leased assets	29.0	30.0	21.1
Other	76.0	88.8	41.3
Total	$406.0	$470.6	$533.0

*            As a result of the adoption of ASU No. 2016-13 in 2021, recoveries from freestanding credit enhancements are recognized in other income. Prior to the adoption of ASU No. 2016-13, recoveries from freestanding credit enhancements were recorded in the provision for credit losses (see Note 3).

The Company recorded net gains in 2021 of $65.0 million on operating lease residual values, which had been revised downward over the term of the leases. Better than expected conditions in the agriculture and turf and the construction and forestry markets led to favorable results when the matured lease equipment was sold. In 2020 and 2019, the Company recorded net losses on operating lease residual values and impairments of $53.6 million and $159.5 million, respectively (see Note 7).

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

The Company’s restricted cash held at October 31, 2021, November 1, 2020, November 3, 2019, and October  28,  2018 was $95.8 million, $94.8 million, $78.3 million and $103.4 million, respectively. The restricted cash primarily relates to the securitization of receivables and is reported in other assets on the consolidated balance sheet (see Note 6).

Cash payments by the Company for interest in 2021, 2020, and 2019 were $562.4 million, $806.0 million, and $953.8 million, respectively. Cash payments (receipts) for income taxes during these same periods were $306.8 million, $254.0 million, and $(36.1) million, respectively.

Note 18. Commitments and Contingencies

At October 31, 2021, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,268.7 million of medium-term notes outstanding, and a fair value liability of $46.0 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,677.8 million that were guaranteed by Capital Corporation. The weighted-average interest rate on the medium-term notes at October 31, 2021 was 2.1 percent with a maximum remaining maturity of approximately six years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $810.2 million at October 31, 2021. The weighted-average interest rate on the debt at October 31, 2021 was 2.6 percent with a maximum remaining maturity of approximately two years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $11.5 billion at October 31, 2021. The amount of unused commitments to extend credit to customers was $28.7 billion at October 31, 2021. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company recorded a provision for credit losses on unfunded commitments that are not unconditionally cancellable of $1.8 million in 2021.

At October 31, 2021, Capital Corporation had $111.2 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At October 31, 2021, the Company had restricted other assets associated with borrowings related to securitizations (see Note 6). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of October 31, 2021.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

Note 19. Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) at October 31, 2021, November 1, 2020, and November 3, 2019 were as follows (in millions of dollars):

	2021	2020	2019
Cumulative translation adjustment	$(54.5)	$(69.5)	$(88.4)
Unrealized gain (loss) on derivatives	6.8	(6.7)	(7.0)
Unrealized gain (loss) on debt securities	(1.7)	(1.6)	(2.0)
Total accumulated other comprehensive income (loss)	$(49.4)	$(77.8)	$(97.4)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2021
Cumulative translation adjustment	$15.0		$15.0
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7.7	$(1.6)	6.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9.4	(2.0)	7.4
Net unrealized gain (loss) on derivatives	17.1	(3.6)	13.5
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.1	(.1)
Total other comprehensive income (loss)	$31.9	$(3.5)	$28.4

2020
Cumulative translation adjustment	$18.9		$18.9
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(17.4)	$3.6	(13.8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	17.9	(3.8)	14.1
Net unrealized gain (loss) on derivatives	.5	(.2)	.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.9)	.4	(.5)
Reclassification of realized (gain) loss - Administrative and operating expenses	1.3	(.4)	.9
Net unrealized gain (loss) on debt securities	.4		.4
Total other comprehensive income (loss)	$19.8	$(.2)	$19.6

2019
Cumulative translation adjustment	$(7.7)		$(7.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(22.2)	$4.7	(17.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5.5)	1.2	(4.3)
Net unrealized gain (loss) on derivatives	(27.7)	5.9	(21.8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(2.7)	.7	(2.0)
Total other comprehensive income (loss)	$(38.1)	$6.6	$(31.5)

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

The fair values of financial instruments that do not approximate the carrying values at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021		2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Receivables financed – net	$31,891.7	$31,903.6	$28,751.6	$28,931.7
Retail notes securitized – net	4,648.9	4,694.2	4,676.6	4,772.9
Securitization borrowings	4,595.2	4,600.0	4,656.2	4,697.6
Current maturities of long-term external borrowings	5,819.1	5,842.3	5,741.6	5,801.1
Long-term external borrowings	20,607.3	20,887.5	19,311.1	19,784.4

Fair value measurements above were Level 3 for all Receivables and Level 2 for all borrowings.

Fair values of Receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by the Company for similar Receivables. The fair values of the remaining Receivables approximated the carrying amounts.

Fair values of long-term external borrowings and securitization borrowings were based on current market quotes for identical or similar borrowings and credit risk, or on the discounted values of their related cash flows at current market interest rates. Certain long-term external borrowings have been swapped to current variable interest rates. The carrying values of these long-term external borrowings include adjustments related to fair value hedges.

Assets and liabilities measured at October 31, 2021 and November 1, 2020 at fair value as Level 2 measurements on a recurring basis were as follows (in millions of dollars):

	2021	2020

Marketable securities
International debt securities	$2.1	$2.2
Receivables from John Deere
Derivatives:
Interest rate contracts	186.2	575.5
Cross-currency interest rate contracts	5.4	7.7
Other assets
Derivatives:
Foreign currency exchange contracts	1.1	3.8
Total assets	$194.8	$589.2

Other payables to John Deere
Derivatives:
Interest rate contracts	$96.1	$29.4
Cross-currency interest rate contracts	1.5	.7
Accounts payable and accrued expenses
Derivatives:
Foreign currency exchange contracts	4.8	.9
Total liabilities	$102.4	$31.0

Excluded from the table above are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next nine years. At October 31, 2021, the amortized cost basis and fair value of these available-for-sale debt securities were $4.8 million and $2.1 million, respectively.

Fair value, nonrecurring Level 3 measurements from impairments, excluding Receivables with specific allowances which were not material, at October 31, 2021, November 1, 2020, and November 3, 2019 were as follows (in millions of dollars):

	Fair Value		Losses
	2021	2020	2021	2020	2019
Equipment on operating leases - net		$340.3		$21.0	$59.4
Other assets		56.5		9.8	18.0
Total		$396.8		$30.8	$77.4

The fair value shown for 2020 in the table above represents the fair value assessment at May 3, 2020, as the result of impairments taken on operating leases and matured operating lease inventory in the second quarter of 2020 (see Note 7).

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

Note 21. Derivative Instruments

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2021 and November 1, 2020 were $2,700.0 million and $1,550.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2021 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.1 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2021 and November 1, 2020 were $7,313.6 million and $6,525.7 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at October 31, 2021 and November 1, 2020, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
2021	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term external borrowings	$189.5	$2.7	$(1.7)	$1.0
Long-term external borrowings	7,361.7	48.3	222.7	271.0

2020
Current maturities of long-term external borrowings	$2.5		$2.5	$2.5
Long-term external borrowings	7,149.8	$530.0	121.6	651.6

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at October 31, 2021 and November 1, 2020 were $2,970.4 million and $2,336.6 million, the foreign currency exchange contracts were $96.7 million and $172.6 million, and the cross-currency interest rate contracts were $237.5 million and $111.5 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,645.4 million and $1,961.4 million at October 31, 2021 and November 1, 2020, respectively. Interest rate caps were also purchased with notional amounts of $1,645.4 million and $1,961.4 million at the same dates, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign currency exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31, 2021 and November 1, 2020 were as follows (in millions of dollars):

	2021	2020
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$162.8	$565.2

Not designated as hedging instruments:
Interest rate contracts	23.4	10.3
Cross-currency interest rate contracts	5.4	7.7
Total not designated	28.8	18.0

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	1.1	3.8

Total derivative assets	$192.7	$587.0

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$79.0	$12.7

Not designated as hedging instruments:
Interest rate contracts	17.1	16.7
Cross-currency interest rate contracts	1.5	.7
Total not designated	18.6	17.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	4.8	.9

Total derivative liabilities	$102.4	$31.0

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	2021	2020	2019
Fair Value Hedges
Interest rate contracts - Interest expense	$(208.9)	$477.3	$583.2

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	7.7	(17.4)	(22.2)

Reclassified from OCI
Interest rate contracts - Interest expense	(9.4)	(17.9)	5.5

Not Designated as Hedges
Interest rate contracts - Interest expense *	$5.2	$(5.4)	$(25.8)
Foreign currency exchange contracts - Administrative and operating expenses *	(26.6)	57.0	45.1
Total not designated	$(21.4)	$51.6	$19.3

*     Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions were a loss of $224.3 million during 2021 and gains of $468.7 million and $561.9 million during 2020 and 2019, respectively.

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

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of October 31, 2021 and November 1, 2020.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and collateral were as follows (in millions of dollars):

2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.1	$(.3)		$.8
John Deere	191.6	(97.6)		94.0
Liabilities
External	4.8	(.3)		4.5
John Deere	97.6	(97.6)

2020
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$3.8	$(.7)		$3.1
John Deere	583.2	(23.5)		559.7
Liabilities
External	.9	(.7)		.2
John Deere	30.1	(23.5)		6.6

Note 22. Employee-Separation Programs

During 2020, the Company implemented employee-separation programs for the Company’s salaried workforce in several geographic areas, including the U.S., Europe, and Latin America. The programs’ main purpose was to improve efficiency through a leaner, more flexible organization. The programs were largely voluntary in nature with the expense recorded primarily in the period in which the employees irrevocably accepted a separation offer. For the limited involuntary employee-separation programs, the expense was recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. The programs provided for cash payments based on years of service, and in some countries subsidized healthcare for a limited period and outplacement services. The programs’ total pretax expense in 2020 was $19.7 million, which was recorded in administrative and operating expenses. The total pretax expense included non-cash charges of $5.5 million resulting from curtailments in certain other postretirement benefit plans (see Note 13).

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

Geographic area information as of and for the years ended October 31, 2021, November 1, 2020, and November 3, 2019 is presented below (in millions of dollars):

	2021	2020	2019
Revenues:
U.S.	$2,357.2	$2,517.6	$2,588.1
Outside the U.S.	330.8	290.0	302.2
Total	$2,688.0	$2,807.6	$2,890.3

Receivables:
U.S.	$30,756.7	$28,196.8	$27,854.5
Outside the U.S.	5,912.9	5,360.5	4,967.0
Total	$36,669.6	$33,557.3	$32,821.5

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

Summarized financial information of the unconsolidated affiliated company for the relevant fiscal years was as follows (in millions of dollars):

	2021	2020	2019
Operations:
Total revenue	$16.6	$13.4	$12.4
Net income	5.9	4.4	3.6
The Company’s equity in net income	3.0	2.2	1.8

	2021	2020
Financial Position:
Total assets	$416.1	$327.1
Total external borrowings	364.6	285.2
Total net assets	43.8	38.5
The Company’s share of net assets	21.9	19.3

Note 25. Subsequent Events

In December 2021, Capital Corporation paid a $40.0 million dividend to JDFS. JDFS, in turn, paid a $40.0 million dividend to Deere & Company.

In November 2021, the Company renewed its outstanding bank conduit facility revolving credit agreement, which reduced the facility capacity from $2,000.0 million to $1,000.0 million. As a result of the facility renewal at a reduced capacity, $511.1 million of outstanding short-term securitization borrowings were repurchased by the Company in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File No. 1-6458*)

4.1

Senior Indenture dated March 15, 1997 between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 no. 333-68355, filed December 4, 1998, Securities and Exchange Commission file number 1-6458*)

4.2

First Supplemental Senior Indenture dated April 21, 2011 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 no. 333-173672, filed April 21, 2011, Securities and Exchange Commission file number 1-6458*)

4.3

Second Supplemental Senior Indenture dated April 17, 2014 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-195332, filed April 17, 2014, Securities and Exchange Commission file number 1-6458*)

4.4

Subordinated Indenture dated September 1, 2003 between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 no. 333-108705, filed September 11, 2003, Securities and Exchange Commission file number 1-6458*)

4.5

Terms and Conditions of the Euro Medium Term Notes, published March 4, 2020, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of the registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management (Exhibit 4.5 to Form 10-K of Deere & Company for the year ended November 1, 2020, Securities and Exchange Commission File No. 1-4121*)

4.6

Third Supplemental Senior Indenture dated April 7, 2017 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.4 to registration statement on Form S-3 no. 333-217193, filed April 7, 2017, Securities and Exchange Commission file number 1-6458*)

4.7	Description of the registrant’s 2.75% Senior Notes due 2022 (Exhibit 4.7 to Form 10-K of the registrant for the year ended November 3, 2019, Securities and Exchange Commission File Number 1-6458*)

4.8	Description of the registrant’s 2.00% Senior Notes due 2031

Certain instruments relating to long-term debt constituting less than 10 percent of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

10.1

Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.2

Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.3

Agreement, as amended November 1, 1994, between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to the Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission file number 1-4121*)

10.4

Agreement, dated July 14, 1997, between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.5

First Amended Agreement, dated November 1, 2003, between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth of the registrant (Exhibit 10.5 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File No. 1-4121*)

10.6

Asset Purchase Agreement, dated October 29, 2001, between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.7

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between Deere & Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.8

Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File No. 1-4121*)

10.9

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.10

2025 Credit Agreement, dated March 29, 2021, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File No. 1-6458*)

10.11

First Amendment, dated October 15, 2021, to the 2025 Credit Agreement dated March 29, 2021 among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

10.12

2026 Credit Agreement, dated March 29, 2021, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File No. 1-6458*)

10.13

First Amendment, dated October 15, 2021, to the 2026 Credit Agreement dated March 29, 2021 among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

10.14

364-Day Credit Agreement, dated March 29, 2021, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File Number 1-6458*)

10.15

First Amendment, dated October 15, 2021, to the 364-Day Credit Agreement dated March 29, 2021 among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications (furnished herewith)

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended October 31, 2021 (Securities and Exchange Commission file number 1-4121*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 16, 2021

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

Signature	Title		Date

/s/ Ryan D. Campbell	Director and Senior Vice President	)
Ryan D. Campbell	(Principal Financial Officer and	)
Principal Accounting Officer))
)
/s/ Rajesh Kalathur	Director and President	)
Rajesh Kalathur		)

)
/s/ John C. May	Director, Chairman, and	)
John C. May	Chief Executive Officer	)
(Principal Executive Officer)
)
/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)	December 16, 2021
)
)
/s/ Cory J. Reed	Director	)
Cory J. Reed		)
)
)
/s/ Jayma A. Sandquist	Director	)
Jayma A. Sandquist		)
)
)
/s/ John H. Stone	Director	)
John H. Stone		)
)
)

Signature	Title		Date
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)
		)	December 16, 2021
)
/s/ Markwart von Pentz	Director	)
Markwart von Pentz		)