Form 10-Q
period 2022-01-30
DEERE JOHN CAPITAL CORP
filed 2022-02-24
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2022

or

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

At February 24, 2022, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended
	January 30	January 31
	2022	2021
Revenues
Finance income earned on retail notes	$240.0	$237.3
Lease revenues	241.5	263.6
Revolving charge account income	66.5	72.9
Finance income earned on wholesale receivables	59.9	73.3
Other income	35.0	9.9
Total revenues	642.9	657.0
Expenses
Interest expense	99.5	134.0
Operating expenses:
Depreciation of equipment on operating leases	168.8	194.8
Administrative and operating expenses	96.4	92.5
Fees paid to John Deere	39.7	31.5
Provision (credit) for credit losses	(1.2)	(.6)
Total operating expenses	303.7	318.2
Total expenses	403.2	452.2
Income of consolidated group before income taxes	239.7	204.8
Provision for income taxes	52.0	39.0
Income of consolidated group	187.7	165.8
Equity in income of unconsolidated affiliate	1.9	.9
Net income	189.6	166.7
Less: Net income attributable to noncontrolling interests
Net income attributable to the Company	$189.6	$166.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended
	January 30	January 31
	2022	2021

Net income	$189.6	$166.7

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(36.4)	35.7
Unrealized gain on derivatives	13.0	3.0
Unrealized gain (loss) on debt securities	(.2)	.1
Other comprehensive income (loss), net of income taxes	(23.6)	38.8

Comprehensive income of consolidated group	166.0	205.5
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive income attributable to the Company	$166.0	$205.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 30	October 31	January 31
	2022	2021	2021
Assets
Cash and cash equivalents	$664.5	$677.0	$622.5
Marketable securities	1.8	2.1	2.2
Receivables:
Retail notes	22,336.1	21,343.5	18,364.6
Retail notes securitized	3,517.9	4,662.4	3,928.0
Revolving charge accounts	2,684.8	3,740.1	2,621.7
Wholesale receivables	6,312.0	5,951.3	7,835.5
Financing leases	878.4	972.3	739.5
Total receivables	35,729.2	36,669.6	33,489.3
Allowance for credit losses	(121.4)	(129.0)	(149.5)
Total receivables – net	35,607.8	36,540.6	33,339.8
Other receivables	91.5	85.1	100.4
Receivables from John Deere	156.8	191.6	487.7
Equipment on operating leases – net	4,745.6	4,947.6	5,032.6
Notes receivable from John Deere	371.7	393.5	300.0
Investment in unconsolidated affiliate	22.7	21.9	20.9
Deferred income taxes	30.4	32.7	31.1
Other assets	334.4	324.5	388.7
Total Assets	$42,027.2	$43,216.6	$40,325.9

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$568.6	$678.9	$314.1
Securitization borrowings	3,473.8	4,595.2	3,951.5
Current maturities of long-term external borrowings	6,104.0	5,819.1	5,686.8
Total short-term external borrowings	10,146.4	11,093.2	9,952.4
Notes payable to John Deere	5,306.4	5,619.4	5,227.4
Other payables to John Deere	186.3	97.6	43.9
Accounts payable and accrued expenses	782.8	876.0	805.2
Deposits held from dealers and merchants	126.1	131.8	126.9
Deferred income taxes	260.5	265.1	330.1
Long-term external borrowings	20,566.5	20,607.3	19,497.5
Total liabilities	37,375.0	38,690.4	35,983.4
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	3,240.6	3,091.0	2,897.1
Accumulated other comprehensive loss	(73.0)	(49.4)	(39.0)
Total Company stockholder’s equity	4,650.4	4,524.4	4,340.9
Noncontrolling interests	1.8	1.8	1.6
Total stockholder’s equity	4,652.2	4,526.2	4,342.5
Total Liabilities and Stockholder’s Equity	$42,027.2	$43,216.6	$40,325.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Three Months Ended
	January 30	January 31
	2022	2021
Cash Flows from Operating Activities:
Net income	$189.6	$166.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	(1.2)	(.6)
Provision for depreciation and amortization	175.1	199.8
Credit for deferred income taxes	(5.8)	(13.9)
Undistributed earnings of unconsolidated affiliate	(1.9)	(.9)
Change in accounts payable and accrued expenses	(72.6)	(58.6)
Change in accrued income taxes payable/receivable	11.7	(32.7)
Other	(26.2)	40.9
Net cash provided by operating activities	268.7	300.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(5,197.5)	(5,041.8)
Collections of receivables (excluding wholesale)	6,294.1	5,898.2
Increase in wholesale receivables – net	(457.9)	(632.5)
Cost of equipment on operating leases acquired	(317.4)	(305.9)
Proceeds from sales of equipment on operating leases	362.0	356.3
Cost of notes receivable acquired from John Deere	(107.1)	(33.0)
Collections of notes receivable from John Deere	106.3	91.6
Other	(6.5)	(5.2)
Net cash provided by investing activities	676.0	327.7

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	(110.3)	126.7
Decrease in securitization borrowings – net	(1,122.6)	(705.8)
Decrease in short-term borrowings with John Deere – net	(181.0)	(123.6)
Proceeds from issuance of long-term external borrowings	1,799.3	1,523.1
Payments of long-term external borrowings	(1,302.4)	(1,367.7)
Dividends paid	(40.0)	(135.0)
Debt issuance costs	(6.1)	(9.1)
Net cash used for financing activities	(963.1)	(691.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.2)	6.7
Net decrease in cash, cash equivalents, and restricted cash	(23.6)	(56.3)
Cash, cash equivalents, and restricted cash at beginning of period *	772.8	769.4
Cash, cash equivalents, and restricted cash at end of period *	$749.2	$713.1

* At January 30, 2022, October 31, 2021, January 31, 2021, and November 1, 2020, restricted cash, which is reported in other assets on the consolidated balance sheet, was $84.7 million, $95.8 million, $90.6 million and $94.8 million, respectively. The restricted cash primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 30, 2022 and January 31, 2021

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6
ASU No. 2016-13 adoption	(26.2)		(26.2)
Net income	166.7		166.7
Other comprehensive income	38.8			38.8
Dividends declared	(135.0)		(135.0)
Balance January 31, 2021	$4,342.5	$1,482.8	$2,897.1	$(39.0)	$1.6

Balance October 31, 2021	$4,526.2	$1,482.8	$3,091.0	$(49.4)	$1.8
Net income	189.6		189.6
Other comprehensive loss	(23.6)			(23.6)
Dividends declared	(40.0)		(40.0)
Balance January 30, 2022	$4,652.2	$1,482.8	$3,240.6	$(73.0)	$1.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)  Organization and Consolidation

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. References to agriculture and turf include both production and precision agriculture and small agriculture and turf. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through John Deere retail dealers. The Company also purchases and finances a limited amount of non-John Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the Company provides wholesale financing to dealers of John Deere agriculture and turf and construction and forestry equipment, primarily to finance inventories of equipment for those dealers (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.” The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral security in the goods associated with those Receivables or with the use of other collateral.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal years 2022 and 2021 were January 30, 2022 and January 31, 2021, respectively. Both periods contained 13 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years generally ending in October and the associated periods in those fiscal years.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates certain variable interest entities (VIEs) that are special purpose entities (SPEs) related to the securitization of receivables. See Note 5 for more information on these SPEs.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

Quarterly Financial Statements

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

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board and other authoritative guidance. ASUs adopted in 2022 did not have a material impact on the Company’s financial statements, and ASUs to be adopted in future periods are not expected to have a material impact on the Company’s financial statements.

(3)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Cumulative translation adjustment	$(90.9)	$(54.5)	$(33.8)
Unrealized gain (loss) on derivatives	19.8	6.8	(3.7)
Unrealized loss on debt securities	(1.9)	(1.7)	(1.5)
Total accumulated other comprehensive income (loss)	$(73.0)	$(49.4)	$(39.0)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 30, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(36.4)		$(36.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15.4	$(3.3)	12.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.2)	.9
Net unrealized gain (loss) on derivatives	16.5	(3.5)	13.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.3)	.1	(.2)
Total other comprehensive income (loss)	$(20.2)	$(3.4)	$(23.6)

Three Months Ended January 31, 2021
Cumulative translation adjustment	$35.7		$35.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.5)	$.1	(.4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4.3	(.9)	3.4
Net unrealized gain (loss) on derivatives	3.8	(.8)	3.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.1		.1
Total other comprehensive income (loss)	$39.6	$(.8)	$38.8

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income and lease revenue previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. During the first three months of 2022, $3.8 million of accrued finance income and lease revenue was reversed on non-performing Receivables. Finance income and lease revenue for non-performing Receivables is recognized on a cash basis. Accrual of finance income and lease revenue is generally resumed when the receivable becomes contractually current and collections are reasonably assured. Finance income and lease revenue of $3.1 million was recognized from cash payments on non-performing Receivables during the first three months of 2022.

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) by year of origination was as follows (in millions of dollars):

	January 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,181.1	$10,156.1	$5,099.4	$2,469.2	$1,175.8	$539.0	$2,565.0	$24,185.6
30-59 days past due	4.4	67.7	39.7	23.8	12.6	5.7	23.5	177.4
60-89 days past due	.2	17.5	13.3	7.6	4.2	2.2	4.7	49.7
90+ days past due		1.5		.1	.1	.1		1.8
Non-performing	.4	27.9	45.0	26.0	22.1	20.0	5.9	147.3
Construction and forestry
Current	625.7	2,131.1	1,050.4	471.3	159.0	39.5	80.8	4,557.8
30-59 days past due	7.4	58.5	32.1	18.0	5.5	1.6	2.6	125.7
60-89 days past due		20.5	15.1	6.5	1.9	.7	1.1	45.8
90+ days past due		1.0	1.8	2.0				4.8
Non-performing	.4	26.4	44.7	30.2	12.1	6.3	1.2	121.3
Total Customer Receivables	$2,819.6	$12,508.2	$6,341.5	$3,054.7	$1,393.3	$615.1	$2,684.8	$29,417.2

	October 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,318.1	$5,719.1	$2,842.5	$1,431.0	$582.8	$119.9	$3,620.9	$25,634.3
30-59 days past due	34.7	47.5	24.2	13.7	5.9	2.9	13.1	142.0
60-89 days past due	12.8	17.4	8.4	5.1	2.4	.7	3.2	50.0
90+ days past due	.5	.5	.1	.2	.1			1.4
Non-performing	20.1	44.5	26.4	22.3	10.6	12.5	6.4	142.8
Construction and forestry
Current	2,356.4	1,198.5	573.5	215.6	42.5	5.4	92.3	4,484.2
30-59 days past due	36.6	33.0	21.1	5.8	2.0	.1	2.7	101.3
60-89 days past due	12.5	8.4	5.0	2.6	.5	.2	1.0	30.2
90+ days past due	.1	.4	.9		.1			1.5
Non-performing	21.9	50.0	33.9	15.1	6.3	2.9	.5	130.6
Total Customer Receivables	$13,813.7	$7,119.3	$3,536.0	$1,711.4	$653.2	$144.6	$3,740.1	$30,718.3

	January 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,233.8	$8,126.9	$4,264.4	$2,338.4	$1,137.2	$464.9	$2,498.1	$21,063.7
30-59 days past due	2.7	50.0	35.1	24.4	10.8	6.0	26.3	155.3
60-89 days past due	.1	13.8	11.7	8.4	3.7	2.8	4.2	44.7
90+ days past due			.8	.2	.1	.2		1.3
Non-performing	.3	34.4	52.5	40.2	21.6	24.0	6.5	179.5
Construction and forestry
Current	582.3	1,723.8	974.0	447.5	123.4	30.1	81.8	3,962.9
30-59 days past due	3.7	46.8	27.9	14.5	4.7	1.2	2.9	101.7
60-89 days past due	.4	12.8	15.1	6.5	2.1	.6	1.2	38.7
90+ days past due		8.6	4.9					13.5
Non-performing		23.5	28.8	22.4	11.0	6.1	.7	92.5
Total Customer Receivables	$2,823.3	$10,040.6	$5,415.2	$2,902.5	$1,314.6	$535.9	$2,621.7	$25,653.8

The credit quality analysis of wholesale receivables by year of origination was as follows (in millions of dollars):

	January 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$101.1	$237.1	$54.2	$11.3	$6.5	$2.1	$4,510.5	$4,922.8
30+ days past due							12.6	12.6
Non-performing							6.3	6.3
Construction and forestry
Current	3.5	35.7	2.3	2.7	.2		1,324.9	1,369.3
30+ days past due							1.0	1.0
Non-performing
Total wholesale receivables	$104.6	$272.8	$56.5	$14.0	$6.7	$2.1	$5,855.3	$6,312.0

	October 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$339.6	$77.1	$21.1	$9.2	$2.7	$.4	$4,233.4	$4,683.5
30+ days past due							12.0	12.0
Non-performing							6.7	6.7
Construction and forestry
Current	39.4	4.0	3.4	.3			1,199.6	1,246.7
30+ days past due							2.4	2.4
Non-performing
Total wholesale receivables	$379.0	$81.1	$24.5	$9.5	$2.7	$.4	$5,454.1	$5,951.3

	January 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$78.5	$216.5	$61.5	$17.8	$7.5	$1.3	$6,092.5	$6,475.6
30+ days past due		.2					12.4	12.6
Non-performing							4.1	4.1
Construction and forestry
Current	2.6	7.9	5.4	.6			1,323.3	1,339.8
30+ days past due							3.4	3.4
Non-performing
Total wholesale receivables	$81.1	$224.6	$66.9	$18.4	$7.5	$1.3	$7,435.7	$7,835.5

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statement of consolidated income when the dealer’s withholding account is charged. During the three months ended January 30, 2022 and January 31, 2021, recoveries from freestanding credit enhancements recorded in other income were $1.1 million and $.9 million, respectively.

An analysis of the allowance for credit losses and investment in Receivables during 2022 was as follows (in millions of dollars):

	Three Months Ended
	January 30, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$96.5	$20.8	$11.7	$129.0
Provision (credit) for credit losses*	7.9	(9.4)	.1	(1.4)
Write-offs	(12.5)	(4.0)		(16.5)
Recoveries	2.9	7.8		10.7
Translation adjustments	(.1)		(.3)	(.4)
End of period balance	$94.7	$15.2	$11.5	$121.4

Receivables:
End of period balance	$26,732.4	$2,684.8	$6,312.0	$35,729.2

*Excludes provision for credit losses on unfunded commitments of $.2 million. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The allowance for credit losses decreased $7.6 million in the first three months of 2022, led by decreases in the revolving charge accounts and retail notes and financing leases portfolios. These portfolios are benefiting from favorable agriculture market conditions driven by higher commodity prices and net farm income, which is contributing to stronger payment performance.

An analysis of the allowance for credit losses and investment in Receivables during 2021 was as follows (in millions of dollars):

	Three Months Ended
	January 31, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$76.9	$42.3	$9.9	$129.1
ASU No. 2016-13 adoption	32.5	(12.2)	(.6)	19.7
Provision (credit) for credit losses*	6.7	(9.7)		(3.0)
Write-offs	(4.1)	(5.3)		(9.4)
Recoveries	2.8	9.2		12.0
Translation adjustments	.9		.2	1.1
End of period balance	$115.7	$24.3	$9.5	$149.5

Receivables:
End of period balance	$23,032.1	$2,621.7	$7,835.5	$33,489.3

*Excludes provision for credit losses on unfunded commitments of $2.4 million. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheet.

Troubled Debt Restructuring

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2022, the Company identified 87 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $3.1 million pre-modification and $2.2 million post-modification. During the first three months of 2021, there were 95 Receivable contracts, primarily retail notes, with aggregate balances of $5.5 million pre-modification and $5.4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 30, 2022, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

(5)  Securitization of Receivables

As a part of its overall funding strategy, the Company periodically transfers certain Receivables (retail notes) into VIEs that are SPEs, or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

In these securitizations, the retail notes are transferred to certain SPEs, which in turn issue debt to investors, or to non-VIE banking operations, which provide funding directly to the Company. The funding provided by these third parties results in secured borrowings, which are recorded as “Securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Retail notes securitized” on the consolidated balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the retail notes securitized, less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the retail notes securitized or a fixed percentage of the outstanding balance of the retail notes securitized. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the Receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,649.4 million, $3,093.6 million, and $2,424.7 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (securitization borrowings and accrued interest) of these SPEs totaled $2,575.4 million, $3,024.0 million, and $2,403.4 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes, described further in the following paragraphs. The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000.0 million to

$1,000.0 million. As a result of the reduced capacity, the Company repurchased $511.1 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

Through the revolving warehouse facility, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $767.0 million, $1,175.8 million, and $1,120.0 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (securitization borrowings and accrued interest) related to these conduits were $719.7 million, $1,112.8 million, and $1,097.0 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows (in millions of dollars):

January 30
2022
Carrying value of liabilities	$719.7
Maximum exposure to loss	767.0

The total assets of the unconsolidated conduits related to securitizations were $14 billion at January 30, 2022.

In addition, through the revolving warehouse facility, the Company transfers retail notes to banks, which may elect to fund the retail notes through the use of their own funding sources. These non-VIE banking operations are not consolidated since the Company does not have a controlling interest in them. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $191.7 million, $486.1 million, and $463.0 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (securitization borrowings and accrued interest) were $179.9 million, $460.1 million, and $453.5 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Retail notes securitized	$3,517.9	$4,662.4	$3,928.0
Allowance for credit losses	(10.1)	(13.5)	(14.7)
Other assets	100.3	106.6	94.4
Total restricted securitized assets	$3,608.1	$4,755.5	$4,007.7

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Securitization borrowings	$3,473.8	$4,595.2	$3,951.5
Accrued interest on borrowings	1.2	1.7	2.4
Total liabilities related to restricted securitized assets	$3,475.0	$4,596.9	$3,953.9

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 30, 2022, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheet. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheet.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 30	January 31
	2022	2021
Sales-type and direct financing lease revenues	$13.0	$11.8
Operating lease revenues	223.1	246.6
Variable lease revenues	6.2	7.4
Total lease revenues	$242.3	$265.8

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees of $.8 million and $2.2 million for the three months ended January 30, 2022 and January 31, 2021, respectively, were reported in other income on the statement of consolidated income.

The cost of equipment on operating leases by market was as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Agriculture and turf	$4,903.2	$5,053.4	$5,023.7
Construction and forestry	1,244.3	1,323.6	1,518.8
Total	6,147.5	6,377.0	6,542.5
Accumulated depreciation	(1,401.9)	(1,429.4)	(1,509.9)
Equipment on operating leases - net	$4,745.6	$4,947.6	$5,032.6

Total operating lease residual values at January 30, 2022, October 31, 2021, and January 31, 2021 were $3,409.5 million, $3,547.6 million, and $3,706.8 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $319.9 million, $295.8 million, and $162.5 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at January 30, 2022, October 31, 2021, and January 31, 2021 were $18.8 million, $25.4 million, and $72.6 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheet.

(7)  Notes Receivable from and Payable to John Deere

The Company makes loans to affiliated companies. The Company receives interest from John Deere at competitive market interest rates. The lending agreements mature over the next seven years. Interest earned from John Deere was $5.4 million in the first three months of 2022, compared with $3.3 million for the same period last year, which is recorded in other income.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Limited Liability Company John Deere Financial	$196.9	$233.7	$89.4
Banco John Deere S.A.	174.8	159.8	210.6
Total Notes Receivable from John Deere	$371.7	$393.5	$300.0

The Company also obtains funding from affiliated companies. At January 30, 2022, October 31, 2021, and January 31, 2021, the Company had notes payable to John Deere of $5,306.4 million, $5,619.4 million and $5,227.4 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At January 30, 2022, the Company had $557.2 million of long-term intercompany loans without a due on demand call option, which mature in 2024. The Company pays interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $16.4 million and $9.9 million for the three months ended January 30, 2022 and January 31, 2021, respectively, which is recorded in fees paid to John Deere.

(8)  Long-Term External Borrowings

Long-term external borrowings of the Company at January 30, 2022, October 31, 2021, and January 31, 2021 consisted of the following (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Senior Debt:
Medium-term notes	$20,614.7	$20,649.2	$19,510.7
Other notes	8.4	15.6	38.6
Total senior debt	20,623.1	20,664.8	19,549.3
Unamortized debt discount and debt issuance costs	(56.6)	(57.5)	(51.8)
Total	$20,566.5	$20,607.3	$19,497.5

The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $20,541.0 million, $20,378.2 million, and $18,949.6 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

(9)  Commitments and Contingencies

At January 30, 2022, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,197.8 million of medium-term notes outstanding, and a fair value liability of $40.8 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,676.6 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at January 30, 2022 was 2.0 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $784.9 million at January 30, 2022. The weighted average interest rate on the debt at January 30, 2022 was 2.6 percent with a maximum remaining maturity of approximately two years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $10.9 billion at January 30, 2022. The amount of unused commitments to extend credit to customers was $30.1 billion at January 30, 2022. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company recorded a reserve for estimated credit losses on unfunded commitments that are not unconditionally cancellable of $3.1 million at January 30, 2022, which is recorded in accounts payable and accrued expenses on the consolidated balance sheet.

At January 30, 2022, Capital Corporation had $215.6 million in unused loan commitments, which are unconditionally cancellable, denominated in rubles to Limited Liability Company John Deere Financial, the John Deere finance subsidiary in Russia.

At January 30, 2022, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of January 30, 2022.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(10)   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses various methods, including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions, including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs, such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs.

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 30, 2022		October 31, 2021		January 31, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$32,100.0	$32,055.4	$31,891.7	$31,903.6	$29,426.5	$29,666.0
Retail notes securitized – net	3,507.8	3,521.4	4,648.9	4,694.2	3,913.3	4,001.7
Securitization borrowings	3,473.8	3,459.3	4,595.2	4,600.0	3,951.5	3,985.8
Current maturities of long-term external borrowings	6,104.0	6,110.6	5,819.1	5,842.3	5,686.8	5,752.7
Long-term external borrowings	20,566.5	20,629.5	20,607.3	20,887.5	19,497.5	19,992.3

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Marketable securities
International debt securities	$1.8	$2.1	$2.2
Receivables from John Deere
Derivatives:
Interest rate contracts	133.3	186.2	484.3
Cross-currency interest rate contracts	23.5	5.4	3.4
Other assets
Derivatives:
Foreign currency exchange contracts	27.3	1.1	1.2
Total assets	$185.9	$194.8	$491.1

Other payables to John Deere
Derivatives:
Interest rate contracts	$186.0	$96.1	$42.1
Cross-currency interest rate contracts	.3	1.5	1.8
Accounts payable and accrued expenses
Derivatives:
Foreign currency exchange contracts	1.4	4.8	3.0
Total liabilities	$187.7	$102.4	$46.9

All fair value measurements in the table above were Level 2. Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next nine years. At January 30, 2022, the amortized cost basis and fair value of these available-for-sale debt securities were $4.8 million and $1.8 million, respectively.

Unrealized losses at January 30, 2022 were not recognized in income due to the ability and intent to hold to maturity.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended January 30, 2022, October 31, 2021, and January 31, 2021.

The following is a description of the valuation methodologies the Company uses to measure certain balance sheet items at fair value:

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

All derivatives are recorded at fair value on the consolidated balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the consolidated balance sheet. The cash flows from these contracts are recorded in operating activities in the statement of consolidated cash flows. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 30, 2022, October 31, 2021, and January 31, 2021 were $2,700.0 million, $2,700.0 million, and $2,350.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at January 30, 2022 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $6.7 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 30, 2022, October 31, 2021, and

January 31, 2021 were $7,600.8 million, $7,313.6 million, and $7,592.0 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
January 30, 2022	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term external borrowings	$185.5	$1.7	$8.1	$9.8
Long-term external borrowings	7,464.5	(107.6)	181.3	73.7

October 31, 2021
Current maturities of long-term external borrowings	$189.5	$2.7	$(1.7)	$1.0
Long-term external borrowings	7,361.7	48.3	222.7	271.0

January 31, 2021
Current maturities of long-term external borrowings	$1.3		$1.3	$1.3
Long-term external borrowings	8,120.1	$423.8	137.3	561.1

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at January 30, 2022, October 31, 2021, and January 31, 2021 were $2,798.0 million, $2,970.4 million, and $2,527.7 million, the foreign currency exchange contracts were $967.9 million, $96.7 million, and $113.0 million, and the cross-currency interest rate contracts were $302.9 million, $237.5 million, and $144.7 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,469.4 million, $1,645.4 million, and $1,743.9 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. Interest rate caps were also purchased with notional amounts of $1,469.4 million, $1,645.4 million, and $1,743.9 million at the same dates, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign currency exchange contracts in administrative and operating expenses, generally offsetting over time the expenses on the exposures being hedged.

Fair values of derivative instruments in the consolidated balance sheet were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$102.7	$162.8	$474.3

Not designated as hedging instruments:
Interest rate contracts	30.6	23.4	10.0
Cross-currency interest rate contracts	23.5	5.4	3.4
Total not designated	54.1	28.8	13.4

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	27.3	1.1	1.2

Total derivative assets	$184.1	$192.7	$488.9

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$164.1	$79.0	$27.7

Not designated as hedging instruments:
Interest rate contracts	21.9	17.1	14.4
Cross-currency interest rate contracts	.3	1.5	1.8
Total not designated	22.2	18.6	16.2

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	1.4	4.8	3.0

Total derivative liabilities	$187.7	$102.4	$46.9

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended
	January 30	January 31
	2022	2021
Fair Value Hedges
Interest rate contracts - Interest expense	$(139.5)	$(52.3)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	15.4	(.5)

Reclassified from OCI
Interest rate contracts - Interest expense	(1.1)	(4.3)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(3.3)	$(2.5)
Foreign currency exchange contracts - Administrative and operating expenses *	67.8	(12.6)
Total not designated	$64.5	$(15.1)

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended January 30, 2022 and January 31, 2021 were losses of $122.6 million and $63.8 million, respectively.

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

The Company’s outstanding derivatives transactions are with both unrelated external counterparties and with John Deere. For derivatives transactions with John Deere, the Company utilizes a centralized hedging structure in which John Deere enters into a derivative transaction with an unrelated external counterparty and simultaneously enters into a derivative transaction with the Company. Except for collateral provisions, the terms of the transaction between the Company and John Deere are identical to the terms of the transaction between John Deere and its unrelated external counterparty.

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which it has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of January 30, 2022, October 31, 2021, and January 31, 2021.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 30, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$27.3	$(1.4)		$25.9
John Deere	156.8	(130.9)		25.9
Liabilities
External	1.4	(1.4)
John Deere	186.3	(130.9)		55.4

October 31, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.1	$(.3)		$.8
John Deere	191.6	(97.6)		94.0
Liabilities
External	4.8	(.3)		4.5
John Deere	97.6	(97.6)

January 31, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.2			$1.2
John Deere	487.7	$(37.9)		449.8
Liabilities
External	3.0			3.0
John Deere	43.9	(37.9)		6.0

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

Trends and Economic Conditions for Fiscal Year 2022

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, and other factors that influence demand for its products.

Industry sales of large agricultural machinery in the U.S. and Canada are forecasted to be up 20 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecasted to be about 5 percent higher. In South America, industry sales of tractors and combines are projected to increase 5 to 10 percent. Asia industry sales of agricultural machinery are forecasted to be flat. Construction equipment industry sales in the U.S. and Canada for 2022 are expected to increase 5 to 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to up about 5 percent. Forestry global industry equipment sales are expected to be 10 to 15 percent higher. Global industry roadbuilding equipment sales are forecasted to be up 5 to 10 percent.

The Company’s full-year 2022 results are expected to be slightly lower than fiscal 2021 due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, general, and administrative expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, uncertainty of the effectiveness of governmental and private sector actions to address the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates, volatility in the price of many commodities, and supply chain disruptions could also impact the Company’s results.

2022 Compared with 2021

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended
	January 30	January 31
	2022	2021
Total revenues	$642.9	$657.0
Net income attributable to the Company	189.6	166.7

Total revenues for the first quarter of 2022 decreased primarily due to lower average financing rates, partially offset by a higher average portfolio and gains on operating lease dispositions. Net income for the quarter was higher than the same period in 2021 primarily due to income earned on higher average portfolio balances and improvement on operating lease residual values.

Revenues

The finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 30	January 31%
	2022	2021	Change
Finance income earned from:
Retail notes	$240.0	$237.3	1
Revolving charge accounts	66.5	72.9	(9)
Wholesale receivables	59.9	73.3	(18)
Lease revenues	241.5	263.6	(8)
Other income	35.0	9.9	254

Finance income earned on retail notes was similar to 2021 primarily due to higher average portfolio balances, offset by lower average financing rates. Finance income earned on revolving charge accounts decreased primarily due to lower average financing rates. Finance income earned on wholesale receivables was lower due to lower average portfolio balances. Lease revenues decreased primarily due to lower average financing rates and lower average portfolio balances.

Other income increased for the first quarter of 2022 primarily due to larger gains on operating lease residual values. Better than expected conditions in the agriculture and construction markets are leading to favorable results when the matured operating lease equipment is sold.

Revenues earned from John Deere totaled $138.7 million for the first quarter of 2022, compared with $149.1 million for the same period last year. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases, which is amortized into income over the lives of the related Receivables and Leases. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Significant expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 30	January 31%
	2022	2021	Change
Interest expense	$99.5	$134.0	(26)
Depreciation of equipment on operating leases	168.8	194.8	(13)
Administrative and operating expenses	96.4	92.5	4
Fees paid to John Deere	39.7	31.5	26
Provision (credit) for credit losses	(1.2)	(.6)	(100)
Provision for income taxes	52.0	39.0	33

The decrease in interest expense for the first quarter of 2022 was primarily due to lower average borrowing rates.

The depreciation of equipment on operating leases for the first quarter of 2022 decreased primarily due to updated depreciation estimates as a result of improving conditions in the agriculture and construction markets, in addition to lower average balances of equipment on operating leases.

Fees paid to John Deere increased in 2022 primarily due to higher interest on intercompany borrowings from John Deere as a result of larger notional balances in certain high interest rate international markets.

The provision (credit) for credit losses was $(1.2) million for the first quarter of 2022 compared to $(.6) million for 2021. Both periods benefited from strong payment performance on agriculture revolving charge accounts. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was (.01) percent for the first quarter of 2022 and 2021.

The provision for income taxes increased during the first quarter of 2022 primarily due to higher pretax income and unfavorable discrete tax items.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	January 30	January 31	$	%
	2022	2021	Change	Change
Retail notes:
Agriculture and turf	$2,319.9	$2,327.7	$(7.8)
Construction and forestry	674.5	631.9	42.6	7
Total retail notes	2,994.4	2,959.6	34.8	1
Revolving charge accounts	2,088.5	1,991.1	97.4	5
Financing leases	100.2	79.4	20.8	26
Equipment on operating leases	307.5	284.3	23.2	8
Total Receivables and Leases (excluding wholesale)	$5,490.6	$5,314.4	$176.2	3

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 30	October 31	January 31
	2022	2021	2021
Retail notes:
Agriculture and turf	$21,253.9	$21,518.9	$18,316.0
Construction and forestry	4,600.1	4,487.0	3,976.6
Total retail notes	25,854.0	26,005.9	22,292.6
Revolving charge accounts	2,684.8	3,740.1	2,621.7
Wholesale receivables	6,312.0	5,951.3	7,835.5
Financing leases	878.4	972.3	739.5
Equipment on operating leases	4,745.6	4,947.6	5,032.6
Total Receivables and Leases	$40,474.8	$41,617.2	$38,521.9

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	January 30		October 31		January 31
	2022		2021		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$418.8	1.17	$340.8	.93	$371.2	1.11
Non-performing Receivables	274.9	.77	280.1	.76	276.1	.82
Allowance for credit losses	121.4	.34	129.0	.35	149.5	.45

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

Deposits held from dealers and merchants amounted to $126.1 million at January 30, 2022, compared with $131.8 million at October 31, 2021 and $126.9 million at January 31, 2021. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. During the first three months of 2022 and 2021, $1.1 million and $.9 million, respectively, were recorded in other income related to recoveries from dealer deposits and other freestanding credit enhancements.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	January 30, 2022		January 31, 2021
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(6.1)	(.11)	$(1.9)	(.04)
Construction and forestry	(6.4)	(.54)	(2.2)	(.22)
Total retail notes and financing leases	(12.5)	(.19)	(4.1)	(.07)
Revolving charge accounts	(4.0)	(.53)	(5.3)	(.71)
Total write-offs	(16.5)	(.19)	(9.4)	(.11)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	2.0	.04	2.5	.05
Construction and forestry	.9	.08	.3	.03
Total retail notes and financing leases	2.9	.04	2.8	.05
Revolving charge accounts	7.8	1.04	9.2	1.23
Total recoveries	10.7	.12	12.0	.14
Total net write-offs	$(5.8)	(.07)	$2.6	.03

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

Capital Resources and Liquidity

For additional information on the Company’s dependence on and relationships with Deere & Company, see the Company’s most recently filed Annual Report on Form 10-K.

Cash provided by operating activities was $268.7 million in the first three months of 2022. Cash provided by investing activities totaled $676.0 million in the first three months of 2022, primarily due to a seasonal decrease in revolving charge account receivables, partially offset by an increase in wholesale receivables. The aggregate cash provided by operating and investing activities was used primarily to decrease external borrowings, resulting in cash outflows for financing activities of $963.1 million in the first three months of 2022. Cash, cash equivalents, and restricted cash decreased $23.6 million during the first three months of 2022.

Cash provided by operating activities was $300.7 million in the first three months of 2021. Cash provided by investing activities totaled $327.7 million in the first three months of 2021, primarily due to collections of Customer Receivables exceeding the cost of Customer Receivables acquired, partially offset by an increase in wholesale receivables. The net cash inflow related to Customer Receivables was largely driven by a seasonal decrease in revolving charge account receivables. The aggregate cash provided by operating and investing activities was used primarily to decrease external borrowings, resulting in cash outflows for financing activities of $691.4 million in the first three months of 2021. Cash, cash equivalents, and restricted cash decreased $56.3 million during the first three months of 2021.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt (both public and private markets). Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at January 30, 2022, October 31, 2021, and January 31, 2021 was $490.0 million, $662.9 million, and $299.9 million, respectively, while the total cash, cash equivalents, and marketable securities position was $666.3 million, $679.1 million, and $624.7 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $164.3 million, $158.0 million, and $124.0 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000.0 million to $1,000.0 million. As a result of the reduced capacity, the Company repurchased $511.1 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes. At January 30, 2022, $899.4 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

During the first three months of 2022, the Company issued $1,799.3 million and retired $1,302.4 million of long-term external borrowings, which primarily consisted of medium-term notes. During the first three months of 2022, the Company also retired $1,122.6 million of retail note securitization borrowings and maintained an average commercial paper balance of $955.7 million. At January 30, 2022, the Company’s funding profile included $568.6 million of commercial paper and other notes payable, $3,473.8 million of securitization borrowings, $5,306.4 million of notes payable to John Deere, $26,670.5 million of unsecured term debt, and $4,652.2 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

Total interest-bearing indebtedness amounted to $36,019.3 million at January 30, 2022, compared with $37,319.9 million at October 31, 2021 and $34,677.3 million at January 31, 2021. Total external short-term indebtedness amounted to $10,146.4 million at January 30, 2022, compared with $11,093.2 million at October 31, 2021 and $9,952.4 million at January 31, 2021. Total external long-term indebtedness amounted to $20,566.5 million at January 30, 2022, compared with $20,607.3 million at October 31, 2021 and $19,497.5 million at January 31, 2021. Total notes payable to John Deere amounted to $5,306.4 million at January 30, 2022, compared with $5,619.4 million at October 31, 2021 and $5,227.4 million at January 31, 2021. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.7 to 1 at January 30, 2022, compared with 8.2 to 1 at October 31, 2021 and 8.0 to 1 at January 31, 2021.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,078.7 million at January 30, 2022, $5,865.2 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term external borrowings, of the Company and John Deere were considered to constitute utilization. Included in the total credit lines at January 30, 2022 was a 364-day credit facility agreement of $3,000.0 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in fiscal April 2025, and $2,500.0 million, expiring in fiscal March 2026. The Company expects to extend the terms of these credit facilities. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Dividends

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $40.0 million and $135.0 million in the first three months of 2022 and 2021, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On February 24, 2022, Capital Corporation declared a $135.0 million dividend to be paid to JDFS on March 15, 2022. JDFS, in turn, declared a $135.0 million dividend to Deere & Company, also payable on March 15, 2022.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and assumptions, risks, and uncertainties that could cause actual results to differ materially.

Factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas. Actions by central banks and financial and securities regulators may affect the costs and expenses of financing the Company and the financing rates it is able to offer. The Company’s business is affected by general economic conditions in the global markets in which the Company operates because deteriorating economic conditions and political instability can result in decreased customer confidence, lower demand for equipment, higher credit losses, and greater currency risk. The Company’s business is also affected by changes in demand and pricing for used equipment and resulting impacts on lease residual values; actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; capital market disruptions; significant changes in capital market liquidity and associated funding costs; interest rates (including the availability of interbank overnight rate reference rates) and foreign currency exchange rates and their volatility; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; actions by other regulatory bodies; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions, including those imposed in connection with the military confrontation between Russia and Ukraine; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; the potential default of the U.S. federal government if Congress fails to pass a 2022 budget resolution; the political and social stability of the global markets in which the Company operates; changes in weather and climate patterns; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; the spread of major epidemics or pandemics (including the COVID pandemic) and government and industry responses to epidemics or pandemics, such as travel restrictions and extended shut downs of businesses; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; success of business strategies; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; the implementation of the smart industrial operating model and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of the Company’s information technology systems; and security breaches, cybersecurity attacks, technology failures and other disruptions to the information technology infrastructure of the Company and John Deere dealers.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect John Deere’s and the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and continued disruptions in the operations of one or more of John Deere’s key suppliers, or the failure of any key suppliers; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; additional operating costs due to continued remote working arrangements, and other COVID-related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to alleged exposure to COVID on Company premises; absence of employees due to illness; and the impact of the pandemic on the Company’s customers and on John Deere dealers. The sustainability of the economic recovery from the pandemic remains unclear and significant volatility could continue for a prolonged period. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect the Company’s business, liquidity, results of operations, and financial position.

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

The Company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. In addition, the Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recently filed Deere & Company Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q (including, but not limited to, the factors discussed in Item 1A, Risk Factors of the Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q) and other Deere & Company and Capital Corporation filings with the SEC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 30, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H.

Item 3.     Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Certain instruments relating to long-term debt, constituting less than 10 percent of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the SEC.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	February 24, 2022	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer