Form 10-Q
period 2022-05-01
DEERE JOHN CAPITAL CORP
filed 2022-05-26
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2022

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

At May 26, 2022, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Revenues
Finance income earned on retail notes	$242.8	$234.2	$482.8	$471.5
Lease revenues	236.5	256.2	478.0	519.8
Revolving charge account income	65.9	65.9	132.4	138.8
Finance income earned on wholesale receivables	71.0	80.3	130.9	153.6
Other income	35.2	38.7	70.2	48.6
Total revenues	651.4	675.3	1,294.3	1,332.3
Expenses
Interest expense	55.7	125.0	155.2	259.0
Operating expenses:
Depreciation of equipment on operating leases	165.8	184.6	334.6	379.4
Administrative and operating expenses	115.2	106.3	211.6	198.8
Fees paid to John Deere	99.6	39.4	139.3	70.9
Provision (credit) for credit losses	13.2	(15.6)	12.0	(16.2)
Total operating expenses	393.8	314.7	697.5	632.9
Total expenses	449.5	439.7	852.7	891.9
Income of consolidated group before income taxes	201.9	235.6	441.6	440.4
Provision for income taxes	44.5	59.0	96.5	98.0
Income of consolidated group	157.4	176.6	345.1	342.4
Equity in income of unconsolidated affiliate	1.1	.6	3.0	1.5
Net income	158.5	177.2	348.1	343.9
Less: Net loss attributable to noncontrolling interests	(.1)		(.1)
Net income attributable to the Company	$158.6	$177.2	$348.2	$343.9

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021

Net income	$158.5	$177.2	$348.1	$343.9

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(34.2)	3.6	(70.6)	39.3
Unrealized gain on derivatives	27.7	2.3	40.7	5.3
Unrealized gain (loss) on debt securities	(.2)		(.4)	.1
Other comprehensive income (loss), net of income taxes	(6.7)	5.9	(30.3)	44.7

Comprehensive income of consolidated group	151.8	183.1	317.8	388.6
Less: Comprehensive loss attributable to noncontrolling interests	(.1)		(.1)
Comprehensive income attributable to the Company	$151.9	$183.1	$317.9	$388.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	May 1	October 31	May 2
	2022	2021	2021
Assets
Cash and cash equivalents	$632.1	$677.0	$667.0
Marketable securities	1.6	2.1	2.0
Receivables:
Retail notes	22,211.4	21,343.5	19,146.1
Retail notes securitized	4,079.2	4,662.4	4,106.3
Revolving charge accounts	3,425.0	3,740.1	3,267.9
Wholesale receivables	7,346.4	5,951.3	8,424.1
Financing leases	896.5	972.3	789.1
Total receivables	37,958.5	36,669.6	35,733.5
Allowance for credit losses	(124.5)	(129.0)	(129.8)
Total receivables – net	37,834.0	36,540.6	35,603.7
Other receivables	81.2	85.1	91.1
Receivables from John Deere	149.0	191.6	299.5
Equipment on operating leases – net	4,708.7	4,947.6	5,008.9
Notes receivable from John Deere	211.5	393.5	301.5
Investment in unconsolidated affiliate	22.4	21.9	21.5
Deferred income taxes	29.6	32.7	31.0
Other assets	342.8	324.5	342.6
Total Assets	$44,012.9	$43,216.6	$42,368.8

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$1,731.5	$678.9	$1,168.9
Securitization borrowings	4,000.9	4,595.2	4,092.5
Current maturities of long-term external borrowings	6,153.7	5,819.1	5,702.9
Total short-term external borrowings	11,886.1	11,093.2	10,964.3
Notes payable to John Deere	5,276.4	5,619.4	5,752.4
Other payables to John Deere	599.4	97.6	81.2
Accounts payable and accrued expenses	817.0	876.0	840.8
Deposits held from dealers and merchants	126.9	131.8	125.8
Deferred income taxes	246.8	265.1	295.7
Long-term external borrowings	20,391.3	20,607.3	19,783.0
Total liabilities	39,343.9	38,690.4	37,843.2
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	3,264.2	3,091.0	3,074.3
Accumulated other comprehensive loss	(79.7)	(49.4)	(33.1)
Total Company stockholder’s equity	4,667.3	4,524.4	4,524.0
Noncontrolling interests	1.7	1.8	1.6
Total stockholder’s equity	4,669.0	4,526.2	4,525.6
Total Liabilities and Stockholder’s Equity	$44,012.9	$43,216.6	$42,368.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Six Months Ended
	May 1	May 2
	2022	2021
Cash Flows from Operating Activities:
Net income	$348.1	$343.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	12.0	(16.2)
Provision for depreciation and amortization	347.2	390.5
Credit for deferred income taxes	(25.8)	(48.8)
Undistributed earnings of unconsolidated affiliate	(2.9)	(1.5)
Change in accounts payable and accrued expenses	(46.7)	(43.3)
Change in accrued income taxes payable/receivable		(16.8)
Other	(90.8)	82.0
Net cash provided by operating activities	541.1	689.8

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(11,109.0)	(10,873.3)
Collections of receivables (excluding wholesale)	10,839.7	10,048.1
Increase in wholesale receivables – net	(1,577.9)	(1,209.2)
Cost of equipment on operating leases acquired	(831.4)	(814.0)
Proceeds from sales of equipment on operating leases	775.8	762.6
Cost of notes receivable acquired from John Deere	(122.9)	(70.8)
Collections of notes receivable from John Deere	335.3	127.4
Other	(7.6)	(2.8)
Net cash used for investing activities	(1,698.0)	(2,032.0)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net	1,051.6	981.4
Decrease in securitization borrowings – net	(593.7)	(563.4)
Increase (decrease) in short-term borrowings with John Deere – net	(90.2)	403.4
Proceeds from issuance of long-term external borrowings	3,658.0	3,422.4
Payments of long-term external borrowings	(2,722.9)	(2,772.1)
Dividends paid	(175.0)	(135.0)
Debt issuance costs	(16.1)	(18.2)
Net cash provided by financing activities	1,111.7	1,318.5

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.4)	8.7
Net decrease in cash, cash equivalents, and restricted cash	(54.6)	(15.0)
Cash, cash equivalents, and restricted cash at beginning of period	772.8	769.4
Cash, cash equivalents, and restricted cash at end of period	$718.2	$754.4

Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	632.1	667.0
Restricted cash*	86.1	87.4
Total cash, cash equivalents, and restricted cash	$718.2	$754.4

* Restricted cash is reported in other assets on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended May 1, 2022 and May 2, 2021

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended May 2, 2021
Balance January 31, 2021	$4,342.5	$1,482.8	$2,897.1	$(39.0)	$1.6
Net income	177.2		177.2
Other comprehensive income	5.9			5.9
Balance May 2, 2021	$4,525.6	$1,482.8	$3,074.3	$(33.1)	$1.6

Six Months Ended May 2, 2021
Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6
ASU No. 2016-13 adoption	(26.2)		(26.2)
Net income	343.9		343.9
Other comprehensive income	44.7			44.7
Dividends declared	(135.0)		(135.0)
Balance May 2, 2021	$4,525.6	$1,482.8	$3,074.3	$(33.1)	$1.6

Three Months Ended May 1, 2022
Balance January 30, 2022	$4,652.2	$1,482.8	$3,240.6	$(73.0)	$1.8
Net income (loss)	158.5		158.6		(.1)
Other comprehensive loss	(6.7)			(6.7)
Dividends declared	(135.0)		(135.0)
Balance May 1, 2022	$4,669.0	$1,482.8	$3,264.2	$(79.7)	$1.7

Six Months Ended May 1, 2022
Balance October 31, 2021	$4,526.2	$1,482.8	$3,091.0	$(49.4)	$1.8
Net income (loss)	348.1		348.2		(.1)
Other comprehensive loss	(30.3)			(30.3)
Dividends declared	(175.0)		(175.0)
Balance May 1, 2022	$4,669.0	$1,482.8	$3,264.2	$(79.7)	$1.7

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2022 and 2021 were May 1, 2022 and May 2, 2021, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years generally ending in October and the associated periods in those fiscal years.

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

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. ASUs adopted in 2022 did not have a material impact on the Company’s financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which will be effective in the first quarter of fiscal year 2024. The ASU eliminates the accounting guidance for troubled debt restructurings, enhances disclosures for certain receivable modifications related to borrowers experiencing financial difficulty, and requires disclosure of current period gross write-offs by year of origination. ASU No. 2022-02 and other ASUs to be adopted in future periods are being evaluated and at this point are not expected to have a material impact on the Company’s financial statements.

(3)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Cumulative translation adjustment	$(125.1)	$(54.5)	$(30.2)
Unrealized gain (loss) on derivatives	47.5	6.8	(1.4)
Unrealized loss on debt securities	(2.1)	(1.7)	(1.5)
Total accumulated other comprehensive income (loss)	$(79.7)	$(49.4)	$(33.1)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 1, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(34.2)		$(34.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	35.2	$(7.3)	27.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(.2)		(.2)
Net unrealized gain (loss) on derivatives	35.0	(7.3)	27.7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)		(.2)
Total other comprehensive income (loss)	$.6	$(7.3)	$(6.7)

Six Months Ended May 1, 2022
Cumulative translation adjustment	$(70.6)		$(70.6)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	50.6	$(10.6)	40.0
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.9	(.2)	.7
Net unrealized gain (loss) on derivatives	51.5	(10.8)	40.7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.5)	.1	(.4)
Total other comprehensive income (loss)	$(19.6)	$(10.7)	$(30.3)

Three Months Ended May 2, 2021
Cumulative translation adjustment	$3.6		$3.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.6	$(.1)	.5
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2.3	(.5)	1.8
Net unrealized gain (loss) on derivatives	2.9	(.6)	2.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.2
Total other comprehensive income (loss)	$6.3	$(.4)	$5.9

Six Months Ended May 2, 2021
Cumulative translation adjustment	$39.3		$39.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.1		.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6.6	$(1.4)	5.2
Net unrealized gain (loss) on derivatives	6.7	(1.4)	5.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.3	.1
Total other comprehensive income (loss)	$45.8	$(1.1)	$44.7

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income and lease revenue previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. During the second quarter and first six months of 2022, $3.0 million and $6.8 million, respectively, of accrued finance income and lease revenue was reversed on non-performing Receivables. Finance income and lease revenue for non-performing Receivables is recognized on a cash basis. Accrual of finance income and lease revenue is generally resumed when the receivable becomes contractually current and collections are reasonably assured. During the second quarter and first six months of 2022, finance income and lease revenue of $3.9 million and $7.0 million, respectively, was recognized from cash payments on non-performing Receivables.

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) by year of origination was as follows (in millions of dollars):

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,095.0	$8,934.0	$4,492.9	$2,108.4	$925.3	$370.4	$3,299.5	$25,225.5
30-59 days past due	18.0	66.3	31.6	16.9	7.6	4.0	11.0	155.4
60-89 days past due	3.7	20.7	9.7	5.4	3.7	1.8	4.1	49.1
90+ days past due		.3	.6		.2	.1		1.2
Non-performing	3.5	32.2	30.9	19.1	15.4	14.9	14.9	130.9
Construction and forestry
Current	1,326.9	1,929.9	902.5	380.7	116.3	26.8	91.1	4,774.2
30-59 days past due	15.6	43.0	28.7	11.0	3.5	1.4	3.1	106.3
60-89 days past due	6.2	19.3	12.1	4.9	1.4	.3	.7	44.9
90+ days past due	.2		.6	.4				1.2
Non-performing	2.7	37.6	43.8	24.5	9.6	4.6	.6	123.4
Total Customer Receivables	$6,471.8	$11,083.3	$5,553.4	$2,571.3	$1,083.0	$424.3	$3,425.0	$30,612.1

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,318.1	$5,719.1	$2,842.5	$1,431.0	$582.8	$119.9	$3,620.9	$25,634.3
30-59 days past due	34.7	47.5	24.2	13.7	5.9	2.9	13.1	142.0
60-89 days past due	12.8	17.4	8.4	5.1	2.4	.7	3.2	50.0
90+ days past due	.5	.5	.1	.2	.1			1.4
Non-performing	20.1	44.5	26.4	22.3	10.6	12.5	6.4	142.8
Construction and forestry
Current	2,356.4	1,198.5	573.5	215.6	42.5	5.4	92.3	4,484.2
30-59 days past due	36.6	33.0	21.1	5.8	2.0	.1	2.7	101.3
60-89 days past due	12.5	8.4	5.0	2.6	.5	.2	1.0	30.2
90+ days past due	.1	.4	.9		.1			1.5
Non-performing	21.9	50.0	33.9	15.1	6.3	2.9	.5	130.6
Total Customer Receivables	$13,813.7	$7,119.3	$3,536.0	$1,711.4	$653.2	$144.6	$3,740.1	$30,718.3

	May 2, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,347.9	$7,187.4	$3,645.2	$1,976.0	$899.2	$305.4	$3,137.1	$22,498.2
30-59 days past due	17.8	56.7	33.0	16.5	9.2	4.5	19.1	156.8
60-89 days past due	3.6	28.8	12.9	7.2	3.5	1.8	4.8	62.6
90+ days past due			.8	.7	.3			1.8
Non-performing	1.9	42.6	41.7	38.6	18.2	18.3	16.5	177.8
Construction and forestry
Current	1,190.7	1,587.1	844.0	357.4	88.9	18.3	85.2	4,171.6
30-59 days past due	15.5	37.8	25.3	8.9	4.1	1.0	3.1	95.7
60-89 days past due	6.4	11.3	10.4	6.0	1.4	.4	1.3	37.2
90+ days past due		.6	3.9					4.5
Non-performing	.7	36.2	32.4	19.6	8.9	4.6	.8	103.2
Total Customer Receivables	$6,584.5	$8,988.5	$4,649.6	$2,430.9	$1,033.7	$354.3	$3,267.9	$27,309.4

The credit quality analysis of wholesale receivables by year of origination was as follows (in millions of dollars):

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$223.2	$149.8	$41.4	$7.8	$1.2	$1.8	$5,548.6	$5,973.8
30+ days past due							18.5	18.5
Non-performing							5.9	5.9
Construction and forestry
Current	3.7	33.0	1.9	1.7	.2		1,304.4	1,344.9
30+ days past due							3.3	3.3
Non-performing
Total wholesale receivables	$226.9	$182.8	$43.3	$9.5	$1.4	$1.8	$6,880.7	$7,346.4

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$339.6	$77.1	$21.1	$9.2	$2.7	$.4	$4,233.4	$4,683.5
30+ days past due							12.0	12.0
Non-performing							6.7	6.7
Construction and forestry
Current	39.4	4.0	3.4	.3			1,199.6	1,246.7
30+ days past due							2.4	2.4
Non-performing
Total wholesale receivables	$379.0	$81.1	$24.5	$9.5	$2.7	$.4	$5,454.1	$5,951.3

	May 2, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$189.8	$138.4	$45.0	$12.4	$3.6	$.8	$6,591.4	$6,981.4
30+ days past due							9.7	9.7
Non-performing			.4				4.3	4.7
Construction and forestry
Current	4.9	6.6	4.7	.5			1,407.7	1,424.4
30+ days past due							3.9	3.9
Non-performing
Total wholesale receivables	$194.7	$145.0	$50.1	$12.9	$3.6	$.8	$8,017.0	$8,424.1

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statements of consolidated income when the dealer’s withholding account is charged. Recoveries from freestanding credit enhancements recorded in other income were $1.9 million for the second quarter and $3.1 million for the first six months of 2022, respectively, compared with $5.7 million and $6.6 million for the same periods last year, respectively.

An analysis of the allowance for credit losses and investment in Receivables during 2022 was as follows (in millions of dollars):

	Three Months Ended
	May 1, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$94.7	$15.2	$11.5	$121.4
Provision (credit) for credit losses*	10.9	2.5	.2	13.6
Write-offs	(13.3)	(7.5)	(.2)	(21.0)
Recoveries	3.7	7.1		10.8
Translation adjustments	(.1)	.1	(.3)	(.3)
End of period balance	$95.9	$17.4	$11.2	$124.5

	Six Months Ended
	May 1, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$96.5	$20.8	$11.7	$129.0
Provision (credit) for credit losses*	18.8	(6.9)	.3	12.2
Write-offs	(25.8)	(11.5)	(.2)	(37.5)
Recoveries	6.6	14.9		21.5
Translation adjustments	(.2)	.1	(.6)	(.7)
End of period balance	$95.9	$17.4	$11.2	$124.5

Receivables:
End of period balance	$27,187.1	$3,425.0	$7,346.4	$37,958.5

*Excludes provision (credit) for credit losses on unfunded commitments of $(.4) million and $(.2) million for the three and six months ended May 1, 2022, respectively. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

The allowance for credit losses increased slightly in the second quarter, in part due to higher portfolio balances, and was lower for the first six months of 2022, reflecting continued strong agricultural market conditions.

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

*Excludes provision (credit) for credit losses on unfunded commitments of $(.3) million and $2.1 million for the three and six months ended May 2, 2021, respectively. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

The allowance for credit losses on Receivables decreased $19.7 million in the second quarter of 2021, primarily due to lower expected losses on retail notes and financing leases caused by improving conditions in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID-19. The allowance for credit losses on revolving charge accounts also decreased in the second quarter of 2021, driven by strong payment performance due to continued improvements in the agriculture market. For the first six months of 2021, the allowance for credit losses increased slightly, as the reductions noted above were largely offset by the impact of adopting ASU No. 2016-13.

Troubled Debt Restructuring

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2022, the Company identified 139 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5.8 million pre-modification and $4.7 million post-modification. During the first six months of 2021, there were 185 Receivable contracts, primarily retail notes, with aggregate balances of $7.8 million pre-modification and $7.2 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 1, 2022, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Retail notes securitized	$4,079.2	$4,662.4	$4,106.3
Allowance for credit losses	(12.2)	(13.5)	(14.3)
Other assets (primarily restricted cash)	124.0	106.6	91.1
Total restricted securitized assets	$4,191.0	$4,755.5	$4,183.1

Securitization borrowings	$4,000.9	$4,595.2	$4,092.5
Accrued interest on borrowings	2.1	1.7	2.3
Total liabilities related to restricted securitized assets	$4,003.0	$4,596.9	$4,094.8

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheets. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheets.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Sales-type and direct financing lease revenues	$12.5	$11.3	$25.5	$23.1
Operating lease revenues	218.8	239.8	441.9	486.4
Variable lease revenues	5.8	6.5	12.0	13.8
Total lease revenues	$237.1	$257.6	$479.4	$523.3

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in other income on the statements of consolidated income. Excess use and damage fees were $.6 million and $1.4 million for the second quarter and first six months ended May 1, 2022, respectively, compared with $1.4 million and $3.5 million for the same periods last year, respectively.

The cost of equipment on operating leases by market was as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Agriculture and turf	$4,846.7	$5,053.4	$5,017.0
Construction and forestry	1,222.9	1,323.6	1,490.4
Total	6,069.6	6,377.0	6,507.4
Accumulated depreciation	(1,360.9)	(1,429.4)	(1,498.5)
Equipment on operating leases - net	$4,708.7	$4,947.6	$5,008.9

Total operating lease residual values at May 1, 2022, October 31, 2021, and May 2, 2021 were $3,335.0 million, $3,547.6 million, and $3,651.2 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $348.4 million, $295.8 million, and $201.9 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at May 1, 2022, October 31, 2021, and May 2, 2021 were $9.1 million, $25.4 million, and $39.5 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheets.

(7)  Notes Receivable from and Payable to John Deere

The Company provides loans to and holds other receivables from affiliated companies. The loan agreements mature over the next seven years and charge interest at competitive market interest rates. Interest earned from John Deere is recorded in other income, and was $4.7 million for the second quarter and $10.2 million in the first six months of 2022, respectively, compared with $3.1 million and $6.4 million for the same periods last year, respectively.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Limited Liability Company John Deere Financial		$233.7	$127.9
Banco John Deere S.A.	$171.8	159.8	173.6
John Deere Agricultural Holdings, Inc.	39.7
Total Notes Receivable from John Deere	$211.5	$393.5	$301.5

Limited Liability Company John Deere Financial (JDF Russia) is a John Deere financial services affiliate in Russia. The Company previously provided ruble-denominated loans to JDF Russia to fund JDF Russia’s retail portfolio. The Company had entered into non-designated cross-currency interest rate contracts and foreign currency exchange contracts to hedge against interest rate and foreign currency exchange risk associated with the loans. In April 2022, the loans to JDF Russia and related derivative contracts were assumed by Deere & Company for cash at carrying value as of the date of assumption.

John Deere Agricultural Holdings, Inc. (JDAH) is a John Deere equipment operations affiliate in Russia. The Company purchased wholesale receivables from this affiliate related to independent John Deere dealers in Russia. Cash collections on the wholesale receivables continue to remain strong. The affiliate receivable from JDAH represents cash collections on the Russia wholesale portfolio that have not yet been remitted to the Company. The remaining outstanding wholesale portfolio in Russia held by the Company did not represent a significant portion of its wholesale receivable portfolio at May 1, 2022. John Deere currently requires prepayment of existing equipment inventory in Russia, and, as such, no further wholesale receivables are being purchased by the Company.

The Company also obtains funding from affiliated companies. At May 1, 2022, October 31, 2021, and May 2, 2021, the Company had notes payable to John Deere of $5,276.4 million, $5,619.4 million and $5,752.4 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At May 1, 2022, $524.7 million of the intercompany borrowings were long-term loans without a due on demand call option, which mature in 2024. The Company pays interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere, which is recorded in fees paid to John Deere, was $17.5 million for the second quarter and $34.0 million for the first six months of 2022, respectively, compared with $11.5 million and $21.4 million for the same periods last year, respectively.

(8)  Long-Term External Borrowings

Long-term external borrowings of the Company at May 1, 2022, October 31, 2021, and May 2, 2021 consisted of the following (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Senior Debt:
Medium-term notes	$20,445.0	$20,649.2	$19,801.6
Other notes	5.4	15.6	35.0
Total senior debt	20,450.4	20,664.8	19,836.6
Unamortized debt discount and debt issuance costs	(59.1)	(57.5)	(53.6)
Total	$20,391.3	$20,607.3	$19,783.0

The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $20,904.0 million, $20,378.2 million, and $19,438.3 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively.

In April 2022, the Company issued $600.0 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports John Deere’s commitment to environmental sustainability. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

(9)  Commitments and Contingencies

At May 1, 2022, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,186.6 million of medium-term notes outstanding, and a fair value liability of $103.5 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,545.9 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at May 1, 2022 was 2.0 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $780.9 million at May 1, 2022. The weighted average interest rate on the debt at May 1, 2022 was 2.6 percent with a maximum remaining maturity of approximately two years. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $9.7 billion at May 1, 2022. The amount of unused commitments to extend credit to customers was $30.0 billion at May 1, 2022. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company recorded a reserve for estimated credit losses on unfunded commitments that are not unconditionally cancellable of $2.6 million at May 1, 2022, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

At May 1, 2022, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of May 1, 2022.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	May 1, 2022		October 31, 2021		May 2, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$33,767.0	$33,365.3	$31,891.7	$31,903.6	$31,511.7	$31,687.9
Retail notes securitized – net	4,067.0	4,010.7	4,648.9	4,694.2	4,092.0	4,173.1
Securitization borrowings	4,000.9	3,937.7	4,595.2	4,600.0	4,092.5	4,117.2
Current maturities of long-term external borrowings	6,153.7	6,127.1	5,819.1	5,842.3	5,702.9	5,773.5
Long-term external borrowings	20,391.3	20,035.4	20,607.3	20,887.5	19,783.0	20,193.2

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Marketable securities
International debt securities	$1.6	$2.1	$2.0
Receivables from John Deere
Derivatives	149.0	191.6	299.5
Other assets
Derivatives	39.7	1.1	.3
Total assets	$190.3	$194.8	$301.8

Other payables to John Deere
Derivatives	$599.4	$97.6	$81.2
Accounts payable and accrued expenses
Derivatives	.2	4.8	1.6
Total liabilities	$599.6	$102.4	$82.8

All fair value measurements in the table above were Level 2. Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next nine years. At May 1, 2022, the amortized cost basis and fair value of these available-for-sale debt securities were $4.9 million and $1.6 million, respectively. Unrealized losses at May 1, 2022 were not recognized in income due to the ability and intent to hold to maturity.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended May 1, 2022, October 31, 2021, and May 2, 2021.

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

All derivatives are recorded at fair value on the consolidated balance sheets. Cash collateral received or paid is not offset against the derivative fair values on the consolidated balance sheets. The cash flows from these contracts are recorded in operating activities in the statements of consolidated cash flows. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 1, 2022, October 31, 2021, and May 2, 2021 were $2,450.0 million, $2,700.0 million, and $1,850.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at May 1, 2022 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $26.1 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at May 1, 2022, October 31, 2021, and May 2, 2021 were $7,952.3 million, $7,313.6 million, and $7,444.1 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars):

		Cumulative Increase (Decrease) of Fair Value
		Hedging Adjustments Included in the
		Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
May 1, 2022	Hedged Item	Relationships	Relationships	Total
Current maturities of long-term external borrowings	$185.2	$.6	$7.4	$8.0
Long-term external borrowings	7,280.1	(564.5)	105.5	(459.0)

October 31, 2021
Current maturities of long-term external borrowings	$189.5	$2.7	$(1.7)	$1.0
Long-term external borrowings	7,361.7	48.3	222.7	271.0

May 2, 2021
Current maturities of long-term external borrowings	$(.5)		$(.5)	$(.5)
Long-term external borrowings	7,774.0	$192.4	170.9	363.3

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at

May 1, 2022, October 31, 2021, and May 2, 2021 were $2,791.1 million, $2,970.4 million, and $2,543.4 million, the foreign currency exchange contracts were $903.4 million, $96.7 million, and $119.5 million, and the cross-currency interest rate contracts were $102.6 million, $237.5 million, and $150.7 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,281.9 million, $1,645.4 million, and $1,540.8 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively. Interest rate caps were also purchased with notional amounts of $1,281.9 million, $1,645.4 million, and $1,540.8 million at the same dates, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$62.5	$162.8	$286.7

Not designated as hedging instruments:
Interest rate contracts	81.5	23.4	8.9
Cross-currency interest rate contracts	5.0	5.4	3.9
Total not designated	86.5	28.8	12.8

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	39.7	1.1	.3

Total derivative assets	$188.7	$192.7	$299.8

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$545.2	$79.0	$67.9

Not designated as hedging instruments:
Interest rate contracts	54.0	17.1	11.8
Cross-currency interest rate contracts	.2	1.5	1.5
Total not designated	54.2	18.6	13.3

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	.2	4.8	1.6

Total derivative liabilities	$599.6	$102.4	$82.8

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Fair Value Hedges
Interest rate contracts - Interest expense	$(489.5)	$(158.3)	$(629.0)	$(210.6)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	35.2	.6	50.6	.1

Reclassified from OCI
Interest rate contracts - Interest expense	.2	(2.3)	(.9)	(6.6)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$46.5	$.9	$43.2	$(1.6)
Foreign currency exchange contracts - Administrative and operating expenses *	(3.4)	(2.9)	64.4	(15.5)
Total not designated	$43.1	$(2.0)	$107.6	$(17.1)

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended May 1, 2022 and May 2, 2021 were losses of $454.9 million and $161.1 million, respectively. The amounts the Company recognized on these affiliate party transactions for the six months ended May 1, 2022 and May 2, 2021 were losses of $577.5 million and $224.9 million, respectively.

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

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of May 1, 2022, October 31, 2021, and May 2, 2021.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

May 1, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$39.7	$(.2)		$39.5
John Deere	149.0	(82.8)		66.2
Liabilities
External	.2	(.2)
John Deere	599.4	(82.8)		516.6

October 31, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.1	$(.3)		$.8
John Deere	191.6	(97.6)		94.0
Liabilities
External	4.8	(.3)		4.5
John Deere	97.6	(97.6)

May 2, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$.3	$(.1)		$.2
John Deere	299.5	(77.9)		221.6
Liabilities
External	1.6	(.1)	$(.1)	1.4
John Deere	81.2	(77.9)		3.3

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

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 20 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecast to be up about 5 percent. In South America, industry sales of tractors and combines are projected to be up about 10 percent. Asia industry sales of agricultural machinery are forecast to be down moderately. Construction equipment industry sales in the U.S. and Canada for 2022 are expected to increase about 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to up 5 percent. Forestry global industry equipment sales are expected to be flat to up 5 percent. Global industry roadbuilding equipment sales are forecasted to be flat to up 5 percent.

The Company’s full-year 2022 results are expected to be slightly lower than fiscal 2021 due to a higher provision for credit losses, higher selling, general, and administrative expenses, and less favorable financing spreads, partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, inflationary pressures, the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Forward-Looking Statements” below. Significant fluctuations in foreign currency exchange rates, volatility in the price of many commodities, and supply chain disruptions could also impact the Company’s results.

2022 Compared with 2021

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Total revenues	$651.4	$675.3	$1,294.3	$1,332.3
Net income attributable to the Company	158.6	177.2	348.2	343.9

Total revenues for the second quarter and the first six months of 2022 decreased primarily due to lower average financing rates, partially offset by an average portfolio that was 5 percent higher in the second quarter and 6 percent higher in the first six months of 2022, compared to the same periods last year. In addition, the first six months of 2022 benefited from larger gains on operating lease dispositions.

Net income for the second quarter decreased due to a higher provision for credit losses and less favorable financing spreads, partially offset by income earned on a higher average portfolio. For the first six months, net income rose mainly due to income earned on a higher average portfolio and improvement on operating lease residual values, partially offset by a higher provision for credit losses and less favorable financing spreads. The prior year also benefited from a favorable adjustment to the provision for credit losses.

Revenues

Finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 1	May 2%		May 1	May 2%
	2022	2021	Change	2022	2021	Change
Finance income earned on:
Retail notes	$242.8	$234.2	4	$482.8	$471.5	2
Revolving charge accounts	65.9	65.9		132.4	138.8	(5)
Wholesale receivables	71.0	80.3	(12)	130.9	153.6	(15)
Lease revenues	236.5	256.2	(8)	478.0	519.8	(8)
Other income	35.2	38.7	(9)	70.2	48.6	44

Finance income earned on retail notes increased slightly compared to 2021 primarily due to higher average portfolio balances, offset by lower average financing rates. Finance income earned on revolving charge accounts decreased for the first six months of 2022 primarily due to lower average financing rates. Finance income earned on wholesale receivables declined due to lower average portfolio balances. Lease revenues decreased primarily due to lower average financing rates and lower average portfolio balances.

Other income decreased for the second quarter of 2022 due to lower freestanding credit enhancement recoveries. Other income increased for the first six months of 2022 primarily due to larger gains on operating lease dispositions. Better than expected conditions in the agriculture and construction used equipment markets are leading to favorable results when the matured operating lease equipment is sold.

Revenues earned from John Deere totaled $149.7 million for the second quarter and $288.3 million for the first six months of 2022, compared with $157.7 million and $306.8 million for the same periods last year, respectively. The decrease was primarily due to decreased compensation paid by John Deere for waived or reduced finance charges on Receivables and Leases, which is amortized into income over the lives of the related Receivables and Leases. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	May 1	May 2%		May 1	May 2%
	2022	2021	Change	2022	2021	Change
Interest expense	$55.7	$125.0	(55)	$155.2	$259.0	(40)
Depreciation of equipment on operating leases	165.8	184.6	(10)	334.6	379.4	(12)
Administrative and operating expenses	115.2	106.3	8	211.6	198.8	6
Fees paid to John Deere	99.6	39.4	153	139.3	70.9	96
Provision (credit) for credit losses	13.2	(15.6)		12.0	(16.2)
Provision for income taxes	44.5	59.0	(25)	96.5	98.0	(2)

The decrease in interest expense for the second quarter and first six months of 2022 was primarily due to lower average borrowing rates and gains on non-designated derivatives.

The depreciation of equipment on operating leases for the second quarter and first six months of 2022 decreased primarily due to updated depreciation estimates as a result of improving conditions in the agriculture and construction markets, in addition to lower average balances of equipment on operating leases.

Fees paid to John Deere increased in the second quarter and first six months of 2022 partially due to the remittance of gains on non-designated derivatives that were assumed by Deere & Company (see Note 7). In addition, fees paid to John Deere increased in both the second quarter and first six months of 2022 due to higher interest on intercompany borrowings from John Deere as a result of larger notional balances in certain high interest rate international markets.

The provision (credit) for credit losses increased in the second quarter and first six months of 2022 compared with the same periods last year due to favorable allowance adjustments in the second quarter of 2021, which did not recur in the current year, and higher write-offs on construction and forestry retail notes and finance leases. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was .14 percent for the second quarter and .07 percent for the first six months of 2022, compared with (.18) percent and (.10) percent for the same periods last year.

The provision for income taxes decreased during the second quarter of 2022 primarily due to favorable discrete tax items and lower pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	May 1	May 2	$	%
	2022	2021	Change	Change
Retail notes:
Agriculture and turf	$3,040.3	$3,189.3	$(149.0)	(5)
Construction and forestry	779.8	700.0	79.8	11
Total retail notes	3,820.1	3,889.3	(69.2)	(2)
Revolving charge accounts	1,946.8	1,795.6	151.2	8
Financing leases	159.6	152.5	7.1	5
Equipment on operating leases	521.1	511.0	10.1	2
Total Receivables and Leases (excluding wholesale)	$6,447.6	$6,348.4	$99.2	2

	Six Months Ended
	May 1	May 2	$	%
	2022	2021	Change	Change
Retail notes:
Agriculture and turf	$5,360.2	$5,517.0	$(156.8)	(3)
Construction and forestry	1,454.2	1,331.9	122.3	9
Total retail notes	6,814.4	6,848.9	(34.5)	(1)
Revolving charge accounts	4,035.3	3,786.7	248.6	7
Financing leases	259.8	232.0	27.8	12
Equipment on operating leases	828.6	795.2	33.4	4
Total Receivables and Leases (excluding wholesale)	$11,938.1	$11,662.8	$275.3	2

Total Receivables and Leases owned were as follows (in millions of dollars):

	May 1	October 31	May 2
	2022	2021	2021
Retail notes:
Agriculture and turf	$21,510.2	$21,518.9	$19,079.3
Construction and forestry	4,780.4	4,487.0	4,173.1
Total retail notes	26,290.6	26,005.9	23,252.4
Revolving charge accounts	3,425.0	3,740.1	3,267.9
Wholesale receivables	7,346.4	5,951.3	8,424.1
Financing leases	896.5	972.3	789.1
Equipment on operating leases	4,708.7	4,947.6	5,008.9
Total Receivables and Leases	$42,667.2	$41,617.2	$40,742.4

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	May 1		October 31		May 2
	2022		2021		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$379.9	1.00	$340.8	.93	$372.2	1.04
Non-performing Receivables	260.2	.69	280.1	.76	285.7	.80
Allowance for credit losses	124.5	.33	129.0	.35	129.8	.36

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

Deposits held from dealers and merchants amounted to $126.9 million at May 1, 2022, compared with $131.8 million at October 31, 2021 and $125.8 million at May 2, 2021. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. Recoveries from dealer deposits and other freestanding credit enhancements recorded in other income were $1.9 million for the second quarter and $3.1 million for the first six months of 2022, compared with $5.7 million and $6.6 million for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	May 1, 2022		May 2, 2021
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(5.3)	(.10)	$(5.3)	(.11)
Construction and forestry	(8.0)	(.66)	(1.8)	(.17)
Total retail notes and financing leases	(13.3)	(.20)	(7.1)	(.12)
Revolving charge accounts	(7.5)	(1.00)	(9.0)	(1.25)
Wholesale receivables	(.2)	(.01)	(.1)
Total write-offs	(21.0)	(.23)	(16.2)	(.19)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	2.7	.05	1.6	.03
Construction and forestry	1.0	.08	.5	.05
Total retail notes and financing leases	3.7	.06	2.1	.04
Revolving charge accounts	7.1	.95	9.8	1.36
Total recoveries	10.8	.12	11.9	.14
Total net write-offs	$(10.2)	(.11)	$(4.3)	(.05)

	Six Months Ended
	May 1, 2022		May 2, 2021
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(11.3)	(.10)	$(7.2)	(.08)
Construction and forestry	(14.5)	(.61)	(4.0)	(.20)
Total retail notes and financing leases	(25.8)	(.19)	(11.2)	(.10)
Revolving charge accounts	(11.5)	(.77)	(14.3)	(.97)
Wholesale receivables	(.2)	(.01)	(.1)
Total write-offs	(37.5)	(.21)	(25.6)	(.15)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	4.6	.04	4.0	.04
Construction and forestry	2.0	.08	.9	.04
Total retail notes and financing leases	6.6	.05	4.9	.04
Revolving charge accounts	14.9	.99	19.0	1.29
Total recoveries	21.5	.12	23.9	.14
Total net write-offs	$(16.0)	(.09)	$(1.7)	(.01)

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the most recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

Capital Resources and Liquidity

For additional information on the Company’s dependence on, and relationship with, Deere & Company, see the Company’s most recently filed Annual Report on Form 10-K.

During the first six months of 2022, net cash provided by operating activities was $541.1 million. Net cash used by investing activities totaled $1,698.0 million, primarily due to a seasonal increase in wholesale receivables. The increase in wholesale receivables was funded primarily through external borrowings, with financing activities providing net cash of $1,111.7 million. Cash, cash equivalents, and restricted cash decreased $54.6 million during the first six months of 2022.

During the first six months of 2021, net cash provided by operating activities was $689.8 million. Net cash used by investing activities totaled $2,032.0 million, primarily due to the cost of Receivables acquired exceeding the collections of Receivables. The increase in Receivables was funded primarily through external borrowings, with financing activities providing net cash of $1,318.5 million. Cash, cash equivalents, and restricted cash decreased $15.0 million during the first six months of 2021.

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt (both public and private markets). Additionally, liquidity may be provided through loans from John Deere. The Company’s commercial paper outstanding at May 1, 2022, October 31, 2021, and May 2, 2021 was $1,654.6 million, $662.9 million, and $1,168.9 million, respectively, while the total cash, cash equivalents, and marketable securities position was $633.7 million, $679.1 million, and $669.0 million, respectively. The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $138.4 million, $158.0 million, and $174.8 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000.0 million to $1,000.0 million. As a result of the reduced capacity, the Company repurchased $511.1 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations related to payments collected on the retail notes. At May 1, 2022, $759.9 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

During the first six months of 2022, the Company issued $3,658.0 million and retired $2,722.9 million of long-term external borrowings, which primarily consisted of medium-term notes. During the first six months of 2022, the Company also issued $1,223.9 million and retired $1,817.6 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,165.7 million. At May 1, 2022, the Company’s funding profile included $1,731.5 million of commercial paper and other notes payable, $4,000.9 million of securitization borrowings, $5,276.4 million of notes payable to John Deere, $26,545.0 million of unsecured term debt, and $4,669.0 million of equity capital. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

In April 2022, the Company issued $600.0 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports John Deere’s commitment to environmental sustainability by linking financing to the achievement of its ambitious and comprehensive environmental, social, and governance targets. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

Total interest-bearing indebtedness amounted to $37,553.8 million at May 1, 2022, compared with $37,319.9 million at October 31, 2021 and $36,499.7 million at May 2, 2021. Total external short-term indebtedness amounted to $11,886.1 million at May 1, 2022, compared with $11,093.2 million at October 31, 2021 and $10,964.3 million at May 2, 2021. Total external long-term indebtedness amounted to $20,391.3 million at May 1, 2022, compared with $20,607.3 million at October 31, 2021 and $19,783.0 million at May 2, 2021. Total notes payable to John Deere amounted to $5,276.4 million at May 1, 2022, compared with $5,619.4 million at October 31, 2021 and $5,752.4 million at May 2, 2021. The ratio of total interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.0 to 1 at May 1, 2022, compared with 8.2 to 1 at October 31, 2021 and 8.1 to 1 at May 2, 2021.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,077.0 million at May 1, 2022, $4,607.5 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of the Company and John Deere, excluding secured borrowings and the current portion of long-term external borrowings, were considered to constitute utilization. Included in the total credit lines at May 1, 2022 was a 364-day credit facility agreement of $3,000.0 million, expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in the second quarter of 2026, and $2,500.0 million, expiring in the second quarter of 2027. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as the Company’s lines of credit and the support agreement from Deere & Company.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $175.0 million and $135.0 million in the first six months of 2022 and 2021, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On May 24, 2022, Capital Corporation declared a $135.0 million dividend to be paid to JDFS on June 15, 2022. JDFS, in turn, declared a $135.0 million dividend to Deere & Company, also payable on June 15, 2022.

In May 2022, the Company entered into a retail note securitization using its revolving warehouse facility that resulted in securitization borrowings of $223.6 million.

Forward-Looking Statements

Certain statements contained herein, including in the section entitled “Overview” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events. Except as required by law, the Company undertakes no obligation to update or revise its forward-looking statements. Further information concerning the Company and its business, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K and the Company’s subsequent Quarterly Reports on Form 10-Q).

The Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q (including, but not limited to, the factors discussed in Item 1A., “Risk Factors” of the Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q) and other Deere & Company filings with the SEC.

In addition, the Company’s business and its results are affected by general economic conditions in the global markets and industry in which the Company operates; actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; customer confidence in general economic conditions; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; changing interest rates; inflation and deflation rates; changes in weather and climate patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts, including the current military conflict between Russia and Ukraine; natural disasters; and the spread of major epidemics or pandemics (including the COVID-19 pandemic).

The liquidity and ongoing profitability of the Company depend on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and finance customer purchases of John Deere products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could also impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer confidence levels, access to capital for purchases of John Deere products and purchase decisions, credit application volumes, financing and repayment practices, and the number of and size of customer delinquencies and defaults, which could materially impact the Company’s write-offs and provision for credit losses. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, funding sources and costs, asset and obligation values, customers, demand for John Deere equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, governmental programs, policies, and tariffs for the benefit of certain industries or sectors; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; actions by central banks and by financial and securities regulators, which may affect the costs and expenses of financing the Company and the financing rates it is able to offer; actions by environmental, health, and safety regulatory agencies, including those related to the effects of climate change; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions, or countersanctions, and export controls laws and regulations; and compliance with U.S. and foreign laws when expanding to new markets and otherwise.

Other factors that could materially affect the Company’s results and operations include security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and John Deere dealers; the failure of customers, John Deere dealers, or the Company to comply with laws, regulations, and company policies pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; the success of new product initiatives or business strategies; changes in customer product preferences; oil and energy prices, supplies, and volatility; actions of competitors; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; greater-than-anticipated transaction costs; and the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts.

Uncertainties related to the continued effects of the COVID-19 pandemic have adversely affected and may continue to affect the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of any resurgence in COVID-19; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and continued disruptions in the operations of one or more of John Deere’s key suppliers, or the failure of any key suppliers; and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic. The sustainability of the economic recovery from the pandemic remains unclear and significant volatility could continue for a prolonged period.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 1, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

See the Company’s most recently filed Annual Report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the Annual Report on Form 10-K, and the “Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

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

10.1

2026 Credit Agreement, dated March 28, 2022, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2027 Credit Agreement, dated March 28, 2022, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

364-Day Credit Agreement, dated March 28, 2022, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 26, 2022	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President and
Principal Financial Officer and Principal Accounting Officer