Form 10-Q
period 2022-07-31
DEERE JOHN CAPITAL CORP
filed 2022-09-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no: 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-2386361 (IRS Employer Identification No.)

P.O. Box 5328 Madison, Wisconsin 53705-0328 (Address of principal executive offices)
Telephone Number: (800) 438-7394

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

At September 1, 2022, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Revenues
Finance income earned on retail notes	$256.9	$234.4	$739.7	$705.9
Lease revenues	237.7	255.7	715.7	775.5
Revolving charge account income	77.4	77.3	209.8	216.1
Finance income earned on wholesale receivables	89.9	77.5	220.8	231.1
Other income	27.3	38.0	97.5	86.6
Total revenues	689.2	682.9	1,983.5	2,015.2
Expenses
Interest expense	137.4	114.1	292.6	373.1
Operating expenses:
Depreciation of equipment on operating leases	166.2	180.1	500.8	559.5
Administrative and operating expenses	106.7	105.5	318.3	304.3
Fees paid to John Deere	36.5	40.8	175.8	111.7
Provision (credit) for credit losses	9.2	15.7	21.2	(.5)
Total operating expenses	318.6	342.1	1,016.1	975.0
Total expenses	456.0	456.2	1,308.7	1,348.1
Income of consolidated group before income taxes	233.2	226.7	674.8	667.1
Provision for income taxes	61.3	41.5	157.8	139.5
Income of consolidated group	171.9	185.2	517.0	527.6
Equity in income of unconsolidated affiliate	.6	.7	3.6	2.2
Net income	172.5	185.9	520.6	529.8
Less: Net income (loss) attributable to noncontrolling interests		.2	(.1)	.2
Net income attributable to the Company	$172.5	$185.7	$520.7	$529.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021

Net income	$172.5	$185.9	$520.6	$529.8

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(18.1)	(16.7)	(88.7)	22.6
Unrealized gain (loss) on derivatives	(2.2)	.6	38.5	5.9
Unrealized loss on debt securities	(.2)	(.2)	(.6)	(.1)
Other comprehensive income (loss), net of income taxes	(20.5)	(16.3)	(50.8)	28.4

Comprehensive income of consolidated group	152.0	169.6	469.8	558.2
Less: Comprehensive income (loss) attributable to noncontrolling interests		.2	(.1)	.2
Comprehensive income attributable to the Company	$152.0	$169.4	$469.9	$558.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 31	October 31	August 1
	2022	2021	2021
Assets
Cash and cash equivalents	$657.1	$677.0	$682.7
Marketable securities	1.3	2.1	2.1
Receivables:
Retail notes	22,262.8	21,343.5	19,009.6
Retail notes securitized	5,154.1	4,662.4	5,408.2
Revolving charge accounts	4,003.9	3,740.1	3,687.7
Wholesale receivables	8,151.3	5,951.3	7,731.2
Financing leases	962.8	972.3	846.5
Total receivables	40,534.9	36,669.6	36,683.2
Allowance for credit losses	(127.3)	(129.0)	(139.0)
Total receivables – net	40,407.6	36,540.6	36,544.2
Other receivables	93.4	85.1	96.6
Receivables from John Deere	168.3	191.6	333.7
Equipment on operating leases – net	4,777.5	4,947.6	4,963.8
Notes receivable from John Deere	279.2	393.5	366.0
Investment in unconsolidated affiliate	22.3	21.9	21.6
Deferred income taxes	29.5	32.7	34.9
Other assets	315.7	324.5	367.2
Total Assets	$46,751.9	$43,216.6	$43,412.8

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$4,092.8	$678.9	$507.0
Securitization borrowings	4,918.5	4,595.2	5,264.6
Current maturities of long-term external borrowings	6,476.7	5,819.1	5,746.0
Total short-term external borrowings	15,488.0	11,093.2	11,517.6
Notes payable to John Deere	4,499.8	5,619.4	5,859.2
Other payables to John Deere	446.6	97.6	45.7
Accounts payable and accrued expenses	870.2	876.0	839.0
Deposits held from dealers and merchants	128.6	131.8	125.5
Deferred income taxes	239.1	265.1	288.9
Long-term external borrowings	20,393.6	20,607.3	20,136.7
Total liabilities	42,065.9	38,690.4	38,812.6
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	3,301.7	3,091.0	3,165.0
Accumulated other comprehensive loss	(100.2)	(49.4)	(49.4)
Total Company stockholder’s equity	4,684.3	4,524.4	4,598.4
Noncontrolling interests	1.7	1.8	1.8
Total stockholder’s equity	4,686.0	4,526.2	4,600.2
Total Liabilities and Stockholder’s Equity	$46,751.9	$43,216.6	$43,412.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended
	July 31	August 1
	2022	2021
Cash Flows from Operating Activities:
Net income	$520.6	$529.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	21.2	(.5)
Provision for depreciation and amortization	519.5	576.6
Credit for deferred income taxes	(32.8)	(59.8)
Undistributed earnings of unconsolidated affiliate	(3.4)	(2.0)
Change in accounts payable and accrued expenses	(20.5)	(26.7)
Change in accrued income taxes payable/receivable	18.9	(22.8)
Other	(125.4)	48.8
Net cash provided by operating activities	898.1	1,043.4

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(17,199.4)	(16,373.9)
Collections of receivables (excluding wholesale)	15,059.4	13,854.5
Increase in wholesale receivables – net	(2,439.9)	(578.3)
Cost of equipment on operating leases acquired	(1,390.9)	(1,290.3)
Proceeds from sales of equipment on operating leases	1,105.9	1,121.4
Cost of notes receivable acquired from John Deere	(226.7)	(234.4)
Collections of notes receivable from John Deere	342.2	229.2
Other	(7.0)	(2.1)
Net cash used for investing activities	(4,756.4)	(3,273.9)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net	3,407.0	319.5
Increase in securitization borrowings – net	325.7	610.4
Increase (decrease) in short-term borrowings with John Deere – net	(716.3)	578.4
Proceeds from issuance of long-term external borrowings	5,371.5	5,210.4
Payments of long-term external borrowings	(4,197.5)	(4,214.2)
Dividends paid	(310.0)	(230.0)
Debt issuance costs	(23.8)	(27.7)
Net cash provided by financing activities	3,856.6	2,246.8

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.3)	3.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15.0)	20.2
Cash, cash equivalents, and restricted cash at beginning of period	772.8	769.4
Cash, cash equivalents, and restricted cash at end of period	$757.8	$789.6

Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$657.1	$682.7
Restricted cash*	100.7	106.9
Total cash, cash equivalents, and restricted cash	$757.8	$789.6

* Restricted cash is reported in other assets on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Nine Months Ended July 31, 2022 and August 1, 2021

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended August 1, 2021
Balance May 2, 2021	$4,525.6	$1,482.8	$3,074.3	$(33.1)	$1.6
Net income	185.9		185.7		.2
Other comprehensive loss	(16.3)			(16.3)
Dividends declared	(95.0)		(95.0)
Balance August 1, 2021	$4,600.2	$1,482.8	$3,165.0	$(49.4)	$1.8

Nine Months Ended August 1, 2021
Balance November 1, 2020	$4,298.2	$1,482.8	$2,891.6	$(77.8)	$1.6
ASU No. 2016-13 adoption	(26.2)		(26.2)
Net income	529.8		529.6		.2
Other comprehensive income	28.4			28.4
Dividends declared	(230.0)		(230.0)
Balance August 1, 2021	$4,600.2	$1,482.8	$3,165.0	$(49.4)	$1.8

Three Months Ended July 31, 2022
Balance May 1, 2022	$4,669.0	$1,482.8	$3,264.2	$(79.7)	$1.7
Net income	172.5		172.5
Other comprehensive loss	(20.5)			(20.5)
Dividends declared	(135.0)		(135.0)
Balance July 31, 2022	$4,686.0	$1,482.8	$3,301.7	$(100.2)	$1.7

Nine Months Ended July 31, 2022
Balance October 31, 2021	$4,526.2	$1,482.8	$3,091.0	$(49.4)	$1.8
Net income (loss)	520.6		520.7		(.1)
Other comprehensive loss	(50.8)			(50.8)
Dividends declared	(310.0)		(310.0)
Balance July 31, 2022	$4,686.0	$1,482.8	$3,301.7	$(100.2)	$1.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Condensed Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)  Organization and Consolidation

John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively called the Company. John Deere Financial Services, Inc. (JDFS), a wholly-owned finance holding subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. The Company provides and administers financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. References to agriculture and turf include both production and precision agriculture and small agriculture and turf. The Company generally purchases retail installment sales and loan contracts (retail notes) from Deere & Company and its wholly-owned subsidiaries (collectively called John Deere). John Deere generally acquires these retail notes through independent John Deere retail dealers. The Company also purchases and finances a limited amount of non-John Deere retail notes. The Company also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the Company provides wholesale financing to dealers of John Deere agriculture and turf and construction and forestry equipment, primarily to finance inventories of equipment for those dealers (wholesale receivables). In addition, the Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers (financing and operating leases). The Company also offers credit enhanced international export financing to select customers and dealers, which generally involves John Deere products. Retail notes, revolving charge accounts, wholesale receivables, and financing leases are collectively called “Receivables.” Receivables and equipment on operating leases are collectively called “Receivables and Leases.” The Company generally secures its Receivables, other than certain revolving charge accounts, by retaining as collateral security in the goods associated with those Receivables or with the use of other collateral.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal years 2022 and 2021 were July 31, 2022 and August 1, 2021, respectively. Both third quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years generally ending in October and the associated periods in those fiscal years.

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

(3)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Cumulative translation adjustment	$(143.2)	$(54.5)	$(46.9)
Unrealized gain (loss) on derivatives	45.3	6.8	(.8)
Unrealized loss on debt securities	(2.3)	(1.7)	(1.7)
Total accumulated other comprehensive income (loss)	$(100.2)	$(49.4)	$(49.4)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(18.1)		$(18.1)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.8	$(.2)	.6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3.6)	.8	(2.8)
Net unrealized gain (loss) on derivatives	(2.8)	.6	(2.2)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.3)	.1	(.2)
Total other comprehensive income (loss)	$(21.2)	$.7	$(20.5)

Nine Months Ended July 31, 2022
Cumulative translation adjustment	$(88.7)		$(88.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	51.4	$(10.8)	40.6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2.7)	.6	(2.1)
Net unrealized gain (loss) on derivatives	48.7	(10.2)	38.5
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.9)	.3	(.6)
Total other comprehensive income (loss)	$(40.9)	$(9.9)	$(50.8)

Three Months Ended August 1, 2021
Cumulative translation adjustment	$(16.7)		$(16.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.9)	$.2	(.7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.6	(.3)	1.3
Net unrealized gain (loss) on derivatives	.7	(.1)	.6
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)		(.2)	(.2)
Total other comprehensive income (loss)	$(16.0)	$(.3)	$(16.3)

Nine Months Ended August 1, 2021
Cumulative translation adjustment	$22.6		$22.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(.8)	$.2	(.6)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	8.2	(1.7)	6.5
Net unrealized gain (loss) on derivatives	7.4	(1.5)	5.9
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)	.1	(.1)
Total other comprehensive income (loss)	$29.8	$(1.4)	$28.4

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when retail notes, revolving charge accounts, and financing lease accounts are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income and lease revenue previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. During the third quarter and first nine months of 2022, $2.0 million and $8.8 million, respectively, of accrued finance income and lease revenue was reversed on non-performing Receivables. Finance income and lease revenue for non-performing Receivables is recognized on a cash basis. Accrual of finance income and lease revenue is generally resumed when the receivable becomes contractually current and collections are reasonably assured. During the third quarter and first nine months of 2022, finance income and lease revenue of $4.8 million and $11.8 million, respectively, was recognized from cash payments on non-performing Receivables.

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, Customer Receivables) by year of origination was as follows (in millions of dollars):

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$8,134.7	$8,017.6	$4,027.6	$1,819.9	$742.6	$256.9	$3,868.8	$26,868.1
30-59 days past due	34.5	55.4	28.9	16.9	6.9	2.9	17.0	162.5
60-89 days past due	14.0	18.0	10.9	5.1	2.0	.9	4.2	55.1
90+ days past due		.2	.2		.1			.5
Non-performing	16.0	40.3	29.6	16.6	12.8	12.2	6.6	134.1
Construction and forestry
Current	1,868.7	1,712.0	772.5	297.7	82.4	17.2	103.2	4,853.7
30-59 days past due	40.0	45.5	22.1	11.3	3.4	1.1	2.6	126.0
60-89 days past due	11.9	13.0	11.1	4.1	1.0	.3	.7	42.1
90+ days past due		7.3	2.1	.4				9.8
Non-performing	8.1	50.6	40.9	20.2	7.3	3.8	.8	131.7
Total Customer Receivables	$10,127.9	$9,959.9	$4,945.9	$2,192.2	$858.5	$295.3	$4,003.9	$32,383.6

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,318.1	$5,719.1	$2,842.5	$1,431.0	$582.8	$119.9	$3,620.9	$25,634.3
30-59 days past due	34.7	47.5	24.2	13.7	5.9	2.9	13.1	142.0
60-89 days past due	12.8	17.4	8.4	5.1	2.4	.7	3.2	50.0
90+ days past due	.5	.5	.1	.2	.1			1.4
Non-performing	20.1	44.5	26.4	22.3	10.6	12.5	6.4	142.8
Construction and forestry
Current	2,356.4	1,198.5	573.5	215.6	42.5	5.4	92.3	4,484.2
30-59 days past due	36.6	33.0	21.1	5.8	2.0	.1	2.7	101.3
60-89 days past due	12.5	8.4	5.0	2.6	.5	.2	1.0	30.2
90+ days past due	.1	.4	.9		.1			1.5
Non-performing	21.9	50.0	33.9	15.1	6.3	2.9	.5	130.6
Total Customer Receivables	$13,813.7	$7,119.3	$3,536.0	$1,711.4	$653.2	$144.6	$3,740.1	$30,718.3

	August 1, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$8,075.6	$6,472.1	$3,246.0	$1,695.6	$733.9	$207.4	$3,570.9	$24,001.5
30-59 days past due	31.1	42.1	25.1	14.9	5.3	2.7	11.4	132.6
60-89 days past due	11.7	21.4	10.0	4.4	2.6	1.1	3.4	54.6
90+ days past due	.1	.5	.2	.2				1.0
Non-performing	11.0	45.8	31.6	28.3	13.1	14.4	5.7	149.9
Construction and forestry
Current	1,765.6	1,413.7	715.0	281.3	63.2	10.6	91.5	4,340.9
30-59 days past due	28.2	38.0	21.8	8.0	2.7	.7	2.9	102.3
60-89 days past due	11.3	16.1	8.6	4.2	1.3	.3	1.1	42.9
90+ days past due	3.2		4.5					7.7
Non-performing	9.0	44.1	36.0	17.7	7.2	3.8	.8	118.6
Total Customer Receivables	$9,946.8	$8,093.8	$4,098.8	$2,054.6	$829.3	$241.0	$3,687.7	$28,952.0

The credit quality analysis of wholesale receivables by year of origination was as follows (in millions of dollars):

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$286.0	$96.3	$32.7	$5.9	$.8	$1.6	$6,347.8	$6,771.1
30+ days past due							10.6	10.6
Non-performing							5.6	5.6
Construction and forestry
Current	8.4	31.5	1.7	.7	.2		1,318.5	1,361.0
30+ days past due							3.0	3.0
Non-performing
Total wholesale receivables	$294.4	$127.8	$34.4	$6.6	$1.0	$1.6	$7,685.5	$8,151.3

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$339.6	$77.1	$21.1	$9.2	$2.7	$.4	$4,233.4	$4,683.5
30+ days past due							12.0	12.0
Non-performing							6.7	6.7
Construction and forestry
Current	39.4	4.0	3.4	.3			1,199.6	1,246.7
30+ days past due							2.4	2.4
Non-performing
Total wholesale receivables	$379.0	$81.1	$24.5	$9.5	$2.7	$.4	$5,454.1	$5,951.3

	August 1, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$260.9	$106.2	$30.6	$12.5	$3.1	$.5	$5,946.0	$6,359.8
30+ days past due							16.7	16.7
Non-performing							4.3	4.3
Construction and forestry
Current	7.5	5.1	3.9	.4			1,332.0	1,348.9
30+ days past due							1.5	1.5
Non-performing
Total wholesale receivables	$268.4	$111.3	$34.5	$12.9	$3.1	$.5	$7,300.5	$7,731.2

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statements of consolidated income when the dealer’s withholding account is charged. Recoveries from freestanding credit enhancements recorded in other income were $2.4 million for the third quarter and $5.4 million for the first nine months of 2022, respectively, compared with $3.2 million and $9.8 million for the same periods last year, respectively.

An analysis of the allowance for credit losses and investment in Receivables during 2022 was as follows (in millions of dollars):

	Three Months Ended
	July 31, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$95.9	$17.4	$11.2	$124.5
Provision for credit losses*	5.2	3.2		8.4
Write-offs	(6.1)	(10.5)		(16.6)
Recoveries	4.1	7.3		11.4
Translation adjustments	(.3)	(.1)		(.4)
End of period balance	$98.8	$17.3	$11.2	$127.3

	Nine Months Ended
	July 31, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$96.5	$20.8	$11.7	$129.0
Provision (credit) for credit losses*	24.0	(3.7)	.3	20.6
Write-offs	(31.9)	(22.0)	(.2)	(54.1)
Recoveries	10.7	22.2		32.9
Translation adjustments	(.5)		(.6)	(1.1)
End of period balance	$98.8	$17.3	$11.2	$127.3

Receivables:
End of period balance	$28,379.7	$4,003.9	$8,151.3	$40,534.9

*Excludes provision for credit losses on unfunded commitments of $.8 million and $.6 million for the three and nine months ended July 31, 2022, respectively. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

The allowance for credit losses increased marginally in the third quarter, in part due to higher portfolio balances, and was slightly lower for the first nine months of 2022, reflecting continued positive agricultural market conditions. As part of the allowance setting process, the Company continues to monitor the economy, including potential impacts of inflation, commodity prices, and interest rates on portfolio performance and adjustments to the allowance are incorporated, as necessary.

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

*Excludes provision for credit losses on unfunded commitments, which were none and $2.1 million for the three and nine months ended August 1, 2021, respectively. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Troubled Debt Restructuring

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2022, the Company identified 175 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $6.5 million pre-modification and $5.3 million post-modification. During the first nine months of 2021, there were 287 Receivable contracts, primarily retail notes, with aggregate balances of $10.3 million pre-modification and $9.4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 31, 2022, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Retail notes securitized	$5,154.1	$4,662.4	$5,408.2
Allowance for credit losses	(14.7)	(13.5)	(19.9)
Other assets (primarily restricted cash)	136.2	106.6	112.7
Total restricted securitized assets	$5,275.6	$4,755.5	$5,501.0

Securitization borrowings	$4,918.5	$4,595.2	$5,264.6
Accrued interest on borrowings	3.4	1.7	2.1
Total liabilities related to restricted securitized assets	$4,921.9	$4,596.9	$5,266.7

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheets. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheets.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Sales-type and direct financing lease revenues	$14.7	$12.7	$40.2	$35.8
Operating lease revenues	217.9	237.9	659.8	724.3
Variable lease revenues	5.6	6.5	17.6	20.4
Total lease revenues	$238.2	$257.1	$717.6	$780.5

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in other income on the statements of consolidated income. Excess use and damage fees were $.5 million and $1.9 million for the third quarter and first nine months ended July 31, 2022, respectively, compared with $1.4 million and $5.0 million for the same periods last year, respectively.

The cost of equipment on operating leases by market was as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Agriculture and turf	$4,951.3	$5,053.4	$5,043.4
Construction and forestry	1,178.9	1,323.6	1,391.3
Total	6,130.2	6,377.0	6,434.7
Accumulated depreciation	(1,352.7)	(1,429.4)	(1,470.9)
Equipment on operating leases - net	$4,777.5	$4,947.6	$4,963.8

Total operating lease residual values at July 31, 2022, October 31, 2021, and August 1, 2021 were $3,352.8 million, $3,547.6 million, and $3,598.9 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $464.9 million, $295.8 million, and $247.3 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at July 31, 2022, October 31, 2021, and August 1, 2021 were $16.6 million, $25.4 million, and $46.9 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheets.

(7)  Notes Receivable from and Payable to John Deere

The Company provides loans to and holds other receivables from affiliated companies. The loan agreements mature over the next seven years and charge interest at competitive market interest rates. Interest earned from John Deere is recorded in other income and was $2.5 million for the third quarter and $12.7 million in the first nine months of 2022, respectively, compared with $3.8 million and $10.3 million for the same periods last year, respectively.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Limited Liability Company John Deere Financial		$233.7	$198.6
Banco John Deere S.A.	$270.4	159.8	167.4
John Deere Agricultural Holdings, Inc.	8.8
Total Notes Receivable from John Deere	$279.2	$393.5	$366.0

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

John Deere Agricultural Holdings, Inc. (JDAH) is a John Deere equipment operations affiliate in Russia. The Company purchased wholesale receivables from this affiliate related to independent John Deere dealers in Russia. The affiliate receivable from JDAH represents cash collections on the Russia wholesale portfolio that have not yet been remitted to the Company. The remaining outstanding wholesale portfolio in Russia held by the Company did not represent a significant portion of its wholesale receivable portfolio at July 31, 2022. John Deere currently requires prepayment of existing equipment inventory in Russia, and, as such, no further wholesale receivables are being purchased by the Company.

The Company also obtains funding from affiliated companies. At July 31, 2022, October 31, 2021, and August 1, 2021, the Company had notes payable to John Deere of $4,499.8 million, $5,619.4 million and $5,859.2 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At July 31, 2022, $509.9 million of the intercompany borrowings were long-term loans without a due on demand call option, which mature in 2024. The Company pays interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere, which is recorded in fees paid to John Deere, was $23.7 million for the third quarter and $57.6 million for the first nine months of 2022, compared with $14.9 million and $36.3 million for the same periods last year, respectively.

(8)  Long-Term External Borrowings

Long-term external borrowings of the Company at July 31, 2022, October 31, 2021, and August 1, 2021 consisted of the following (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Senior Debt:
Medium-term notes	$20,450.3	$20,649.2	$20,174.1
Other notes	2.9	15.6	19.8
Total senior debt	20,453.2	20,664.8	20,193.9
Unamortized debt discount and debt issuance costs	(59.6)	(57.5)	(57.2)
Total	$20,393.6	$20,607.3	$20,136.7

Medium-term notes are primarily offered by prospectus and issued at fixed and variable rates. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $20,796.7 million, $20,378.2 million, and $19,722.5 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively, and have serial maturity dates from 2023 through 2032. All outstanding medium-term notes and other notes in the table above are senior unsecured borrowings and generally rank equally with each other.

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

(9)  Commitments and Contingencies

At July 31, 2022, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,186.5 million of medium-term notes outstanding, and a fair value liability of $101.9 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,772.1 million that were guaranteed by Capital Corporation. The weighted average interest rate on the medium-term notes at July 31, 2022 was 2.0 percent with a maximum remaining maturity of approximately seven years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $624.7 million at July 31, 2022. The weighted average interest rate on the debt at July 31, 2022 was 2.8 percent with a maximum remaining maturity of approximately one year. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to John Deere dealers was $8.6 billion at July 31, 2022. The amount of unused commitments to extend credit to customers was $31.7 billion at July 31, 2022. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company recorded a reserve for estimated credit losses on unfunded commitments that are not unconditionally cancellable of $3.5 million at July 31, 2022, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

At July 31, 2022, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of July 31, 2022.

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

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	July 31, 2022		October 31, 2021		August 1, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$35,268.2	$34,617.9	$31,891.7	$31,903.6	$31,155.9	$31,264.6
Retail notes securitized – net	5,139.4	4,988.8	4,648.9	4,694.2	5,388.3	5,454.3
Securitization borrowings	4,918.5	4,861.4	4,595.2	4,600.0	5,264.6	5,289.3
Current maturities of long-term external borrowings	6,476.7	6,426.0	5,819.1	5,842.3	5,746.0	5,800.4
Long-term external borrowings	20,393.6	20,087.6	20,607.3	20,887.5	20,136.7	20,557.9

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Marketable securities
International debt securities	$1.3	$2.1	$2.1
Receivables from John Deere
Derivatives	168.3	191.6	333.7
Other assets
Derivatives	1.8	1.1	.5
Total assets	$171.4	$194.8	$336.3

Other payables to John Deere
Derivatives	$446.6	$97.6	$45.7
Accounts payable and accrued expenses
Derivatives	22.1	4.8	1.7
Total liabilities	$468.7	$102.4	$47.4

All fair value measurements in the table above were Level 2. Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next eight years. At July 31, 2022, the amortized cost basis and fair value of these available-for-sale debt securities were $4.9 million and $1.3 million, respectively. Unrealized losses at July 31, 2022 were not recognized in income due to the ability and intent to hold to maturity.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended July 31, 2022, October 31, 2021, and August 1, 2021.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2022, October 31, 2021, and August 1, 2021 were $2,350.0 million, $2,700.0 million, and $1,750.0 million, respectively. Fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at July 31, 2022 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $34.3 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at July 31, 2022, October 31, 2021, and August 1, 2021 were $7,600.0 million, $7,313.6 million, and $7,934.9 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars). Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationship
	Carrying	Cumulative	Carrying Amount	Cumulative
	Amount of	Fair Value	of Formerly	Fair Value
July 31, 2022	Hedged Item	Hedging Adjustment	Hedged Item	Hedging Adjustment
Current maturities of long-term external borrowings			$2,604.6	$5.0
Long-term external borrowings	$7,178.1	$(385.9)	5,728.0	39.5

October 31, 2021
Current maturities of long-term external borrowings	$191.2	$2.7	$1,997.4	$(1.7)
Long-term external borrowings	7,139.0	48.3	6,287.3	222.7

August 1, 2021
Current maturities of long-term external borrowings	$188.7	$4.0	$1,898.4	$(.9)
Long-term external borrowings	7,975.1	261.3	5,830.9	190.3

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings. The total notional amounts of the interest rate swaps at July 31, 2022, October 31, 2021, and August 1, 2021 were $3,313.2 million, $2,970.4 million, and

$2,921.4 million, the foreign currency exchange contracts were $930.0 million, $96.7 million, and $98.0 million, and the cross-currency interest rate contracts were $125.7 million, $237.5 million, and $197.4 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $1,144.8 million, $1,645.4 million, and $1,807.6 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively. Interest rate caps were also purchased with notional amounts of $1,144.8 million, $1,645.4 million, and $1,807.6 million at the same dates, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$81.8	$162.8	$321.0

Not designated as hedging instruments:
Interest rate contracts	82.5	23.4	10.7
Cross-currency interest rate contracts	4.0	5.4	2.0
Total not designated	86.5	28.8	12.7

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	1.8	1.1	.5

Total derivative assets	$170.1	$192.7	$334.2

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$391.0	$79.0	$32.3

Not designated as hedging instruments:
Interest rate contracts	54.5	17.1	11.1
Cross-currency interest rate contracts	1.1	1.5	2.3
Total not designated	55.6	18.6	13.4

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	22.1	4.8	1.7

Total derivative liabilities	$468.7	$102.4	$47.4

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Fair Value Hedges
Interest rate contracts - Interest expense	$145.5	$139.9	$(483.5)	$(70.7)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	.8	(.9)	51.4	(.8)

Reclassified from OCI
Interest rate contracts - Interest expense	3.6	(1.6)	2.7	(8.2)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(3.8)	$(2.9)	$39.3	$(4.5)
Foreign currency exchange contracts - Administrative and operating expenses *	18.5	(4.5)	83.0	(20.0)
Total not designated	$14.7	$(7.4)	$122.3	$(24.5)

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended July 31, 2022 and August 1, 2021 were gains of $145.2 million and $133.3 million, respectively. The amounts the Company recognized on these affiliate party transactions for the nine months ended July 31, 2022 and August 1, 2021 were losses of $432.3 million and $91.6 million, respectively.

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

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of July 31, 2022, October 31, 2021, and August 1, 2021.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

July 31, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.8	$(.4)		$1.4
John Deere	168.3	(105.3)		63.0
Liabilities
External	22.1	(.4)		21.7
John Deere	446.6	(105.3)		341.3

October 31, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.1	$(.3)		$.8
John Deere	191.6	(97.6)		94.0
Liabilities
External	4.8	(.3)		4.5
John Deere	97.6	(97.6)

August 1, 2021
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$.5	$(.1)		$.4
John Deere	333.7	(43.1)		290.6
Liabilities
External	1.7	(.1)		1.6
John Deere	45.7	(43.1)		2.6

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

Trends and Economic Conditions for Fiscal Year 2022

The Company’s acquisition volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, and other factors that influence supply and demand for its products.

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 15 percent. Industry sales of small agriculture and turf equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecast to be flat. In South America, industry sales of tractors and combines are projected to be up about 10 to 15 percent. Asia industry sales of agricultural machinery are forecast to be down moderately. Construction equipment industry sales in the U.S. and Canada are expected to increase about 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to down 5 percent. Forestry global industry equipment sales are expected to be flat to down 5 percent. Global roadbuilding equipment industry sales are forecasted to be flat to up 5 percent.

The Company’s full-year 2022 results are expected to be slightly lower than fiscal 2021 due to less favorable financing spreads, a higher provision for credit losses, and higher selling, general, and administrative expenses, partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, inflationary pressures, the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Forward-Looking Statements” below. Significant fluctuations in foreign currency exchange rates, volatility in the prices of many commodities, and supply chain disruptions could also impact the Company’s results.

2022 Compared with 2021

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Total revenues	$689.2	$682.9	$1,983.5	$2,015.2
Net income attributable to the Company	172.5	185.7	520.7	529.6

Total revenues increased for the third quarter of 2022 primarily due to an average portfolio that was 7 percent higher, partially offset by lower average financing rates and lower gains on operating lease residual values compared to the same period last year. Total revenues decreased for the first nine months of 2022 due to lower average financing rates, partially offset by an average portfolio that was 6 percent higher compared to the same period last year.

Net income for the third quarter decreased due to unfavorable discrete income tax adjustments, less favorable financing spreads, and lower gains on operating lease residual values. Partially offsetting these factors was income earned on a higher average portfolio. For the first nine months, net income decreased mainly due to less favorable financing spreads, a higher provision for credit losses, and unfavorable discrete income tax adjustments, partially offset by income earned on a higher average portfolio. Discrete income tax adjustments are included within other in the charts below.

Revenues

Finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	July 31	August 1%		July 31	August 1%
	2022	2021	Change	2022	2021	Change
Finance income earned on:
Retail notes	$256.9	$234.4	10	$739.7	$705.9	5
Revolving charge accounts	77.4	77.3		209.8	216.1	(3)
Wholesale receivables	89.9	77.5	16	220.8	231.1	(4)
Lease revenues	237.7	255.7	(7)	715.7	775.5	(8)
Other income	27.3	38.0	(28)	97.5	86.6	13

Finance income earned on retail notes increased during the third quarter and first nine months of 2022 compared to 2021, primarily due to higher average portfolio balances, partially offset by lower average financing rates. Finance income earned on revolving charge accounts decreased for the first nine months of 2022 primarily due to lower average financing rates, partially offset by higher average portfolio balances. Finance income earned on wholesale receivables increased for the third quarter of 2022 due to higher average financing rates and declined for the first nine months of 2022 due to lower average portfolio balances, partially offset by higher average financing rates. Lease revenues decreased in both periods primarily due to lower average financing rates and lower average portfolio balances.

Other income decreased due to lower gains on operating lease dispositions in the third quarter of 2022, while cumulative gains on operating lease dispositions for the first nine months of 2022 were higher, leading to increased other income. While demand for used equipment remains strong, lease gains declined in the third quarter as end-of-lease book values begin to more closely align with equipment sale proceeds.

Revenues earned from John Deere totaled $164.6 million for the third quarter and $452.9 million for the first nine months of 2022, compared with $157.6 million and $464.4 million for the same periods last year, respectively. The increase in the third quarter of 2022 was due to increased compensation paid by John Deere on wholesale receivables, driven by a higher interest rate environment. The decrease for the first nine months of 2022 was primarily due to lower subsidies paid by John Deere related to operating leases. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Nine Months Ended
	July 31	August 1%		July 31	August 1%
	2022	2021	Change	2022	2021	Change
Interest expense	$137.4	$114.1	20	$292.6	$373.1	(22)
Depreciation of equipment on operating leases	166.2	180.1	(8)	500.8	559.5	(10)
Administrative and operating expenses	106.7	105.5	1	318.3	304.3	5
Fees paid to John Deere	36.5	40.8	(11)	175.8	111.7	57
Provision (credit) for credit losses	9.2	15.7	(41)	21.2	(.5)
Provision for income taxes	61.3	41.5	48	157.8	139.5	13

The increase in interest expense for the third quarter of 2022 was primarily due to higher average borrowing rates and higher average borrowings. The decrease in interest expense for the first nine months of 2022 was primarily due to gains on non-designated derivatives and lower average borrowing rates, partially offset by higher average borrowings.

The depreciation of equipment on operating leases for the third quarter and first nine months of 2022 decreased primarily due to updated depreciation estimates as a result of improving conditions in the agriculture and construction markets, in addition to lower average balances of equipment on operating leases.

Fees paid to John Deere decreased in the third quarter of 2022 due to lower corporate support fees and increased in the first nine months of 2022 due to the remittance of gains on non-designated derivatives that were assumed by Deere & Company (see Note 7). In addition, both periods in 2022 were impacted by higher interest on intercompany borrowings from John Deere driven by higher average borrowing rates.

The provision (credit) for credit losses decreased in the third quarter of 2022 compared to the same period last year, primarily due to a larger increase in the allowance for credit losses in the third quarter of 2021 compared to the third quarter of 2022. For the first nine months of 2022 the provision (credit) for credit losses increased compared to the first nine months of 2021, driven by higher write-offs in the retail notes and financing leases portfolio. In addition, the prior year also benefited from favorable adjustments to the allowance for credit losses, which did not recur in the current year. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables financed, was .09 percent for the third quarter and .08 percent for the first nine months of 2022, compared with .18 percent and zero for the same periods last year, respectively.

The provision for income taxes increased during the third quarter and first nine months of 2022 primarily due to unfavorable discrete income tax adjustments in 2022 compared to favorable discrete income tax adjustments in 2021.

Receivables and Leases

Receivable and Lease (excluding wholesale) acquisition volumes were as follows (in millions of dollars):

	Three Months Ended
	July 31	August 1	$	%
	2022	2021	Change	Change
Retail notes:
Agriculture and turf	$3,278.5	$2,948.6	$329.9	11
Construction and forestry	689.7	710.7	(21.0)	(3)
Total retail notes	3,968.2	3,659.3	308.9	8
Revolving charge accounts	1,871.3	1,642.3	229.0	14
Financing leases	226.9	184.8	42.1	23
Equipment on operating leases	561.4	475.9	85.5	18
Total Receivables and Leases (excluding wholesale)	$6,627.8	$5,962.3	$665.5	11

	Nine Months Ended
	July 31	August 1	$	%
	2022	2021	Change	Change
Retail notes:
Agriculture and turf	$8,638.7	$8,465.7	$173.0	2
Construction and forestry	2,144.0	2,042.5	101.5	5
Total retail notes	10,782.7	10,508.2	274.5	3
Revolving charge accounts	5,906.6	5,429.0	477.6	9
Financing leases	486.7	416.9	69.8	17
Equipment on operating leases	1,390.1	1,271.1	119.0	9
Total Receivables and Leases (excluding wholesale)	$18,566.1	$17,625.2	$940.9	5

Total Receivables and Leases owned were as follows (in millions of dollars):

	July 31	October 31	August 1
	2022	2021	2021
Retail notes:
Agriculture and turf	$22,540.4	$21,518.9	$20,056.6
Construction and forestry	4,876.5	4,487.0	4,361.2
Total retail notes	27,416.9	26,005.9	24,417.8
Revolving charge accounts	4,003.9	3,740.1	3,687.7
Wholesale receivables	8,151.3	5,951.3	7,731.2
Financing leases	962.8	972.3	846.5
Equipment on operating leases	4,777.5	4,947.6	4,963.8
Total Receivables and Leases	$45,312.4	$41,617.2	$41,647.0

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	July 31		October 31		August 1
	2022		2021		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$409.6	1.01	$340.8	.93	$359.3	.98
Non-performing Receivables	271.4	.67	280.1	.76	272.8	.74
Allowance for credit losses	127.3	.31	129.0	.35	139.0	.38

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

Deposits held from dealers and merchants amounted to $128.6 million at July 31, 2022, compared with $131.8 million at October 31, 2021 and $125.5 million at August 1, 2021. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. Recoveries from dealer deposits and other freestanding credit enhancements recorded in other income were $2.4 million for the third quarter and $5.4 million for the first nine months of 2022, compared with $3.2 million and $9.8 million for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	July 31, 2022		August 1, 2021
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(5.3)	(.09)	$(3.2)	(.06)
Construction and forestry	(.8)	(.06)	(5.3)	(.48)
Total retail notes and financing leases	(6.1)	(.09)	(8.5)	(.14)
Revolving charge accounts	(10.5)	(1.11)	(8.4)	(.95)
Wholesale receivables			(.2)	(.01)
Total write-offs	(16.6)	(.17)	(17.1)	(.19)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	2.9	.05	2.8	.06
Construction and forestry	1.2	.10	.4	.04
Total retail notes and financing leases	4.1	.06	3.2	.05
Revolving charge accounts	7.3	.77	7.6	.86
Total recoveries	11.4	.12	10.8	.12
Total net write-offs	$(5.2)	(.05)	$(6.3)	(.07)

	Nine Months Ended
	July 31, 2022		August 1, 2021
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(16.7)	(.10)	$(10.4)	(.07)
Construction and forestry	(15.2)	(.42)	(9.3)	(.30)
Total retail notes and financing leases	(31.9)	(.16)	(19.7)	(.11)
Revolving charge accounts	(22.0)	(.90)	(22.7)	(.97)
Wholesale receivables	(.2)		(.3)	(.01)
Total write-offs	(54.1)	(.20)	(42.7)	(.17)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	7.6	.05	6.8	.05
Construction and forestry	3.1	.09	1.3	.04
Total retail notes and financing leases	10.7	.05	8.1	.05
Revolving charge accounts	22.2	.91	26.6	1.13
Total recoveries	32.9	.12	34.7	.14
Total net write-offs	$(21.2)	(.08)	$(8.0)	(.03)

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the most recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

Capital Resources and Liquidity

For additional information on the Company’s dependence on, and relationship with, Deere & Company, see the Company’s most recently filed Annual Report on Form 10-K.

Sources of Liquidity, including Key Metrics and Balance Sheet Data

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets, and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize these assets and through the issuance of term debt (both public and private markets). Additionally, liquidity may be provided through loans from John Deere.

Key metrics and certain balance sheet data are provided in the following table, in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Cash, cash equivalents, and marketable securities	$658.4	$679.1	$684.8
Receivables and Leases - net	45,185.1	41,488.2	41,508.0
Interest-bearing debt	40,381.4	37,319.9	37,513.5
Unused credit lines	1,956.5	5,770.3	6,131.1
Ratio of interest-bearing debt to stockholder’s equity	8.6 to 1	8.2 to 1	8.2 to 1

The reduction in unused credit lines compared to both prior periods relates to an increase in commercial paper outstanding, by both the Company and John Deere, to fund growth in the Receivable portfolio.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	July 31	August 1
	2022	2021
Net cash provided by operating activities	$898.1	$1,043.4
Net cash used for investing activities	(4,756.4)	(3,273.9)
Net cash provided by financing activities	3,856.6	2,246.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.3)	3.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15.0)	$20.2

Net cash was used by investing activities during the first nine months of 2022 primarily due to growth in the Receivable portfolio, which was funded primarily through external borrowings and cash provided by operating activities, partially offset by a reduction in borrowings from John Deere.

Cash, Cash Equivalents, and Marketable Securities Held by Foreign Subsidiaries

The amount of cash, cash equivalents, and marketable securities held by foreign subsidiaries was $148.6 million, $158.0 million, and $184.3 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively.

Borrowings

Total borrowings have changed generally corresponding with the level of the Receivable and Lease portfolios, as well as the level of cash and cash equivalents.

During the first nine months of 2022, the Company issued $5,371.5 million and retired $4,197.5 million of long-term external borrowings, which primarily consisted of medium-term notes. During the first nine months of 2022, the Company also issued $2,668.6 million and retired $2,342.9 million of retail note securitization borrowings and maintained an average commercial paper balance of $1,835.3 million. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility. In April 2022, the Company issued $600.0 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports John Deere’s commitment to environmental sustainability by linking financing to the achievement of its ambitious and comprehensive environmental, social, and governance targets. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000.0 million to $1,000.0 million. As a result of the reduced capacity, the Company repurchased $511.1 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations related to payments collected on the retail notes. At July 31, 2022, $891.2 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,086.3 million at July 31, 2022, $1,956.5 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of the Company and John Deere, excluding secured borrowings and the current portion of long-term external borrowings, were considered to constitute utilization. Included in the total credit lines at July 31, 2022 was a 364-day credit facility agreement of $3,000.0 million, expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in the second quarter of 2026, and $2,500.0 million, expiring in the second quarter of 2027. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Dividends and Other Events

Capital Corporation declared and paid cash dividends to John Deere Financial Services, Inc. (JDFS) of $310.0 million and $230.0 million in the first nine months of 2022 and 2021, respectively. In each case, JDFS paid comparable dividends to Deere & Company.

On September 1, 2022, Capital Corporation declared a $60.0 million dividend to be paid to JDFS on September 15, 2022. JDFS, in turn, declared a $60.0 million dividend to Deere & Company, also payable on September 15, 2022.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022. The bill contains numerous tax provisions, including a 15 percent corporate minimum tax. The Company has not yet completed its analysis of the newly enacted tax legislation. At this point, however, this legislation is not expected to have a material impact on the Company’s financial statements.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the

Company expressly disclaims any obligation to update or revise its forward-looking statements. Further information concerning the Company and its business, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q).

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

In addition, the Company’s business and its results are affected by general global macroeconomic conditions, including but not limited to inflation, slower growth or recession, higher interest rates, and currency fluctuations, which could adversely affect the U.S. dollar and customer confidence, customer access to capital and overall demand for John Deere products, credit application volumes, financing and repayment practices, and the number of and size of customer delinquencies and defaults, which could materially impact the Company’s write-offs and provision for credit losses; government spending and taxing; actions of banks, financing and leasing companies, and other lenders that compete with the Company for customers; changes in weather and climate patterns; the political and social stability of the markets in which the Company operates; the effects of, or response to, wars and other conflicts, including the current military conflict between Russia and Ukraine; natural disasters; and the spread of major epidemics or pandemics (including the COVID-19 pandemic). The sustainability of economic recovery from COVID-19 remains unclear and significant volatility could continue for a prolonged period.

The liquidity and ongoing profitability of the Company depend on timely access to capital to meet future cash flow requirements, and to fund operations, costs, and finance customer purchases of John Deere products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could also impact the Company’s access to or terms of future funding, which could reduce the Company’s earnings and cash flows. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, funding sources and costs, asset and obligation values, customers, demand for John Deere equipment, and Company operations and results. The Company’s operations could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, financial condition, and results include changes in governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, governmental programs, and policies and tariffs for the benefit of certain industries or sectors; actions by central banks and by financial and securities regulators, which may affect the costs and expenses of financing the Company and the financing rates it is able to offer; actions by environmental, health, and safety regulatory agencies, including those related to the effects of climate change; changes to accounting standards; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations (including those in place for Russia); and compliance with evolving U.S. and foreign laws when expanding to new markets and otherwise.

Other factors that could materially affect the Company’s results and operations include security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and John Deere dealers; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; the success or failure of new product initiatives or business strategies; changes in product preferences and take rates of products; oil and energy prices, supplies, and volatility; actions of competitors; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts, including work stoppages and other disruptions; and changes in the ability to attract, develop, engage, and retain qualified personnel.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 31, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	September 1, 2022	By:	/s/ Rajesh Kalathur

Rajesh Kalathur
President and Principal Financial Officer