Form 10-Q
period 2023-01-29
DEERE JOHN CAPITAL CORP
filed 2023-02-23
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2023

or

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

At February 23, 2023 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended
	January 29	January 30
	2023	2022
Revenues
Finance income earned on retail notes	$315.9	$240.0
Lease revenues	240.7	241.5
Revolving charge account income	82.9	66.5
Finance income earned on wholesale receivables	151.5	59.9
Other income	29.6	35.0
Total revenues	820.6	642.9
Expenses
Interest expense	301.0	99.5
Operating expenses:
Depreciation of equipment on operating leases	164.5	168.8
Administrative and operating expenses	108.5	96.4
Fees and interest paid to John Deere	57.6	39.7
Provision (credit) for credit losses	3.5	(1.2)
Total operating expenses	334.1	303.7
Total expenses	635.1	403.2
Income of consolidated group before income taxes	185.5	239.7
Provision for income taxes	39.6	52.0
Income of consolidated group	145.9	187.7
Equity in income of unconsolidated affiliate	1.0	1.9
Net income	146.9	189.6
Less: Net loss attributable to noncontrolling interests	(.2)
Net income attributable to the Company	$147.1	$189.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended
	January 29	January 30
	2023	2022

Net income	$146.9	$189.6

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	66.2	(36.4)
Unrealized gain (loss) on derivatives	(14.3)	13.0
Unrealized gain (loss) on debt securities	.4	(.2)
Other comprehensive income (loss), net of income taxes	52.3	(23.6)

Comprehensive income of consolidated group	199.2	166.0
Less: Comprehensive loss attributable to noncontrolling interests	(.2)
Comprehensive income attributable to the Company	$199.4	$166.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 29	October 30	January 30
	2023	2022	2022
Assets
Cash and cash equivalents	$1,055.0	$661.8	$664.5
Marketable securities	1.8	1.1	1.8
Receivables:
Retail notes	23,937.2	22,860.3	22,336.1
Retail notes securitized	5,101.4	5,951.6	3,517.9
Revolving charge accounts	2,834.0	4,165.8	2,684.8
Wholesale receivables	9,752.1	8,404.5	6,312.0
Financing leases	1,030.8	1,120.7	878.4
Total receivables	42,655.5	42,502.9	35,729.2
Allowance for credit losses	(121.7)	(128.4)	(121.4)
Total receivables – net	42,533.8	42,374.5	35,607.8
Other receivables	108.2	91.4	91.5
Receivables from John Deere	171.2	214.8	156.8
Equipment on operating leases – net	4,693.4	4,853.5	4,745.6
Notes receivable from John Deere	494.4	370.7	371.7
Investment in unconsolidated affiliate	25.8	22.6	22.7
Deferred income taxes	24.4	23.3	30.4
Other assets	298.4	314.3	334.4
Total Assets	$49,406.4	$48,928.0	$42,027.2

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$3,637.8	$2,402.3	$568.6
Securitization borrowings	4,863.9	5,710.9	3,473.8
Current maturities of long-term external borrowings	6,080.1	5,989.6	6,104.0
Total short-term external borrowings	14,581.8	14,102.8	10,146.4
Notes payable to John Deere	4,416.2	5,225.5	5,306.4
Other payables to John Deere	664.2	1,024.2	186.3
Accounts payable and accrued expenses	893.4	866.1	782.8
Deposits held from dealers and merchants	127.8	137.3	126.1
Deferred income taxes	225.5	239.4	260.5
Long-term external borrowings	23,493.4	22,527.8	20,566.5
Total liabilities	44,402.3	44,123.1	37,375.0
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	1,482.8	1,482.8	1,482.8
Retained earnings	3,572.4	3,425.3	3,240.6
Accumulated other comprehensive loss	(52.4)	(104.7)	(73.0)
Total Company stockholder’s equity	5,002.8	4,803.4	4,650.4
Noncontrolling interests	1.3	1.5	1.8
Total stockholder’s equity	5,004.1	4,804.9	4,652.2
Total Liabilities and Stockholder’s Equity	$49,406.4	$48,928.0	$42,027.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Three Months Ended
	January 29	January 30
	2023	2022
Cash Flows from Operating Activities:
Net income	$146.9	$189.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for credit losses	3.5	(1.2)
Provision for depreciation and amortization	170.1	175.1
Credit for deferred income taxes	(11.3)	(5.8)
Change in accounts payable and accrued expenses	29.1	(72.6)
Change in accrued income taxes payable/receivable	10.0	11.7
Other	(9.6)	(28.1)
Net cash provided by operating activities	338.7	268.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(5,686.3)	(5,197.5)
Collections of receivables (excluding wholesale)	6,902.4	6,294.1
Increase in wholesale receivables – net	(1,148.5)	(457.9)
Cost of equipment on operating leases acquired	(375.3)	(317.4)
Proceeds from sales of equipment on operating leases	386.2	362.0
Cost of notes receivable acquired from John Deere	(120.8)	(107.1)
Collections of notes receivable from John Deere	2.2	106.3
Other	(12.9)	(6.5)
Net cash provided by (used for) investing activities	(53.0)	676.0

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net	1,223.2	(110.3)
Decrease in securitization borrowings – net	(849.3)	(1,122.6)
Decrease in short-term borrowings with John Deere – net	(964.7)	(181.0)
Proceeds from issuance of long-term external borrowings	2,298.9	1,799.3
Payments of long-term external borrowings	(1,618.5)	(1,302.4)
Dividends paid		(40.0)
Debt issuance costs	(8.6)	(6.1)
Net cash provided by (used for) financing activities	81.0	(963.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13.1	(5.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	379.8	(23.6)
Cash, cash equivalents, and restricted cash at beginning of period	766.1	772.8
Cash, cash equivalents, and restricted cash at end of period	$1,145.9	$749.2

Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,055.0	$664.5
Restricted cash*	90.9	84.7
Total cash, cash equivalents, and restricted cash	$1,145.9	$749.2

* Restricted cash is reported in other assets on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 29, 2023 and January 30, 2022

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2021	$4,526.2	$1,482.8	$3,091.0	$(49.4)	$1.8
Net income	189.6		189.6
Other comprehensive loss	(23.6)			(23.6)
Dividends declared	(40.0)		(40.0)
Balance January 30, 2022	$4,652.2	$1,482.8	$3,240.6	$(73.0)	$1.8

Balance October 30, 2022	$4,804.9	$1,482.8	$3,425.3	$(104.7)	$1.5
Net income (loss)	146.9		147.1		(.2)
Other comprehensive income	52.3			52.3
Balance January 29, 2023	$5,004.1	$1,482.8	$3,572.4	$(52.4)	$1.3

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal years 2023 and 2022 were January 29, 2023 and January 30, 2022, respectively. Both periods contained 13 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

The Company is the primary beneficiary of and consolidates certain variable interest entities (VIEs) that are special purpose entities (SPEs) related to the securitization of receivables. See Note 5 for more information on these SPEs.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

Quarterly Financial Statements

The Company has prepared its interim consolidated financial statements, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All normal recurring adjustments have been included. Management believes the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. ASUs adopted in 2023 did not have a material impact on the Company’s financial statements.

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

(3)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Cumulative translation adjustment	$(102.8)	$(169.0)	$(90.9)
Unrealized gain on derivatives	52.5	66.8	19.8
Unrealized loss on debt securities	(2.1)	(2.5)	(1.9)
Total accumulated other comprehensive income (loss)	$(52.4)	$(104.7)	$(73.0)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$66.2		$66.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1.9)	$.4	(1.5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(16.3)	3.5	(12.8)
Net unrealized gain (loss) on derivatives	(18.2)	3.9	(14.3)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.7	(.3)	.4
Total other comprehensive income (loss)	$48.7	$3.6	$52.3

Three Months Ended January 30, 2022
Cumulative translation adjustment	$(36.4)		$(36.4)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15.4	$(3.3)	12.1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1.1	(.2)	.9
Net unrealized gain (loss) on derivatives	16.5	(3.5)	13.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.3)	.1	(.2)
Total other comprehensive income (loss)	$(20.2)	$(3.4)	$(23.6)

(4)  Receivables

Credit Quality

The Company monitors the credit quality of Receivables based on delinquency status. Past due balances of Receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing Receivables represent receivables for which the Company has ceased accruing finance income. Generally, when Customer Receivables are 90 days delinquent, accrual of finance income and lease revenue is suspended, and accrued finance income and lease revenue previously recognized is reversed. Generally, when a wholesale receivable becomes 60 days delinquent, the Company determines whether the accrual of finance income on interest-bearing wholesale receivables should be suspended and whether accrued finance income previously recognized should be reversed. During the first three months of 2023 and 2022, $2.8 million and $3.8 million, respectively, of accrued finance income and lease revenue was reversed on non-performing Receivables. Finance income and lease revenue for non-performing Receivables is recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured. During the first quarter of both 2023 and 2022, $3.1 million of finance income and lease revenue was recognized from cash payments on non-performing Receivables.

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

The credit quality analysis of Customer Receivables by year of origination was as follows (in millions of dollars):

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,458.1	$10,776.6	$6,318.7	$3,112.2	$1,292.6	$566.4	$2,686.3	$27,210.9
30-59 days past due	1.7	29.4	29.2	48.2	10.4	42.8	27.2	188.9
60-89 days past due	1.3	12.2	10.5	18.0	3.7	14.1	5.9	65.7
90+ days past due		1.2	.2	2.9	1.0	.2		5.5
Non-performing	.3	35.1	43.3	29.1	15.0	19.6	7.8	150.2
Construction and forestry
Current	553.7	2,156.3	1,339.0	538.4	177.7	68.5	99.0	4,932.6
30-59 days past due	1.5	9.9	23.6	34.3	15.7	52.1	4.6	141.7
60-89 days past due	.4	4.3	15.7	17.7	6.4	23.0	2.0	69.5
90+ days past due		.1	.2	.4	.2			.9
Non-performing		38.9	51.8	26.1	13.0	6.5	1.2	137.5
Total Customer Receivables	$3,017.0	$13,064.0	$7,832.2	$3,827.3	$1,535.7	$793.2	$2,834.0	$32,903.4

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,764.5	$6,958.0	$3,488.7	$1,519.7	$582.8	$153.2	$4,022.7	$28,489.6
30-59 days past due	40.1	55.8	31.4	15.0	6.4	2.7	18.4	169.8
60-89 days past due	11.8	19.5	10.8	4.4	2.0	1.1	4.5	54.1
90+ days past due	.4	.2	.2					.8
Non-performing	24.7	38.4	29.2	13.7	11.2	10.2	7.8	135.2
Construction and forestry
Current	2,373.7	1,526.3	658.1	230.7	57.2	10.5	107.7	4,964.2
30-59 days past due	44.5	40.6	20.7	7.6	1.8	.6	3.1	118.9
60-89 days past due	18.1	11.4	6.0	3.0	.7	.1	1.0	40.3
90+ days past due	.3	1.3		1.4				3.0
Non-performing	19.3	51.2	27.6	15.4	5.5	2.9	.6	122.5
Total Customer Receivables	$14,297.4	$8,702.7	$4,272.7	$1,810.9	$667.6	$181.3	$4,165.8	$34,098.4

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,181.1	$10,156.1	$5,099.4	$2,469.2	$1,175.8	$539.0	$2,565.0	$24,185.6
30-59 days past due	4.4	67.7	39.7	23.8	12.6	5.7	23.5	177.4
60-89 days past due	.2	17.5	13.3	7.6	4.2	2.2	4.7	49.7
90+ days past due		1.5		.1	.1	.1		1.8
Non-performing	.4	27.9	45.0	26.0	22.1	20.0	5.9	147.3
Construction and forestry
Current	625.7	2,131.1	1,050.4	471.3	159.0	39.5	80.8	4,557.8
30-59 days past due	7.4	58.5	32.1	18.0	5.5	1.6	2.6	125.7
60-89 days past due		20.5	15.1	6.5	1.9	.7	1.1	45.8
90+ days past due		1.0	1.8	2.0				4.8
Non-performing	.4	26.4	44.7	30.2	12.1	6.3	1.2	121.3
Total Customer Receivables	$2,819.6	$12,508.2	$6,341.5	$3,054.7	$1,393.3	$615.1	$2,684.8	$29,417.2

The credit quality analysis of wholesale receivables by year of origination was as follows (in millions of dollars):

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$114.6	$283.2	$45.7	$20.2	$3.7	$1.2	$7,349.9	$7,818.5
30+ days past due		.3					9.2	9.5
Non-performing							5.9	5.9
Construction and forestry
Current	5.8	3.8	23.7	1.0	.3	.1	1,875.8	1,910.5
30+ days past due							7.7	7.7
Non-performing
Total wholesale receivables	$120.4	$287.3	$69.4	$21.2	$4.0	$1.3	$9,248.5	$9,752.1

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$381.3	$62.7	$25.0	$3.8	$.3	$1.1	$6,238.1	$6,712.3
30+ days past due		.1					8.3	8.4
Non-performing							5.5	5.5
Construction and forestry
Current	4.8	28.2	1.4	.4	.1		1,633.8	1,668.7
30+ days past due							9.6	9.6
Non-performing
Total wholesale receivables	$386.1	$91.0	$26.4	$4.2	$.4	$1.1	$7,895.3	$8,404.5

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$101.1	$237.1	$54.2	$11.3	$6.5	$2.1	$4,510.5	$4,922.8
30+ days past due							12.6	12.6
Non-performing							6.3	6.3
Construction and forestry
Current	3.5	35.7	2.3	2.7	.2		1,324.9	1,369.3
30+ days past due							1.0	1.0
Non-performing
Total wholesale receivables	$104.6	$272.8	$56.5	$14.0	$6.7	$2.1	$5,855.3	$6,312.0

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statements of consolidated income when the dealer’s withholding account is charged. During the three months ended January 29, 2023 and January 30, 2022, recoveries from freestanding credit enhancements recorded in other income were $2.0 million and $1.1 million, respectively.

An analysis of the allowance for credit losses and investment in Receivables during 2023 was as follows (in millions of dollars):

	Three Months Ended
	January 29, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$95.4	$21.9	$11.1	$128.4
Provision (credit) for credit losses*	6.8	(3.7)	(.5)	2.6
Write-offs	(10.2)	(7.5)	(.1)	(17.8)
Recoveries	2.4	5.3	.6	8.3
Translation adjustments	.4		(.2)	.2
End of period balance	$94.8	$16.0	$10.9	$121.7

Receivables:
End of period balance	$30,069.4	$2,834.0	$9,752.1	$42,655.5

*Excludes provision for credit losses on unfunded commitments of $.9 million. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

The allowance for credit losses decreased $6.7 million in the first three months of 2023, primarily driven by a lower allowance on revolving charge accounts, which continue to benefit from strong fundamentals within the agricultural market. The allowance for credit losses on retail notes and financing leases was relatively flat during the first quarter of 2023, as the impacts of favorable agricultural conditions were offset by higher expected losses on turf customer accounts. The Company continues to monitor the economy as part of the allowance setting process, including potential impacts of inflation and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

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

	Three Months Ended
	January 29	January 30
	2023	2022
Number of receivable contracts	36	87
Pre-modification balance	$1.0	$3.1
Post-modification balance	1.0	2.2

During the same periods as the table above, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 29, 2023, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Retail notes securitized	$5,101.4	$5,951.6	$3,517.9
Allowance for credit losses	(12.5)	(15.7)	(10.1)
Other assets (primarily restricted cash)	97.2	155.2	100.3
Total restricted securitized assets	$5,186.1	$6,091.1	$3,608.1

Securitization borrowings	$4,863.9	$5,710.9	$3,473.8
Accrued interest on borrowings	5.9	6.1	1.2
Total liabilities related to restricted securitized assets	$4,869.8	$5,717.0	$3,475.0

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheets. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheets.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 30
	2023	2022
Sales-type and direct financing lease revenues	$18.8	$13.0
Operating lease revenues	217.1	223.1
Variable lease revenues	5.6	6.2
Total lease revenues	$241.5	$242.3

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in other income on the statements of consolidated income and were $.8 million in the first quarter of both 2023 and 2022.

The cost of equipment on operating leases by market was as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Agriculture and turf	$4,893.6	$5,017.3	$4,903.2
Construction and forestry	1,084.9	1,138.0	1,244.3
Total	5,978.5	6,155.3	6,147.5
Accumulated depreciation	(1,285.1)	(1,301.8)	(1,401.9)
Equipment on operating leases - net	$4,693.4	$4,853.5	$4,745.6

Total operating lease residual values at January 29, 2023, October 30, 2022, and January 30, 2022 were $3,257.1 million, $3,366.7 million, and $3,409.5 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $467.1 million, $440.7 million, and $319.9 million at January 29, 2023, October 30, 2022, and January 30, 2022, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at January 29, 2023, October 30, 2022, and January 30, 2022 were $11.8 million, $10.8 million, and $18.8 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheets.

(7)  Notes Receivable from and Payable to John Deere

The Company provides loans to and holds other receivables from affiliated companies. The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere is recorded in other income and was $6.9 million for the three months of 2023, compared with $5.4 million for the same period last year.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Limited Liability Company John Deere Financial			$196.9
Banco John Deere S.A.	$494.4	$370.0	174.8
John Deere Agricultural Holdings, Inc.		.7
Total Notes Receivable from John Deere	$494.4	$370.7	$371.7

The Company also obtains funding from affiliated companies. At January 29, 2023, October 30, 2022, and January 30, 2022, the Company had notes payable to John Deere of $4,416.2 million, $5,225.5 million and $5,306.4 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At January 29, 2023, $544.6 million of the intercompany borrowings were long-term loans without a due on demand call option, which mature in 2024. The Company pays interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere, which is recorded in fees and interest paid to John Deere, was $40.0 million and $16.4 million for the three months ended January 29, 2023 and January 30, 2022 respectively.

(8)  Long-Term External Borrowings

Long-term external borrowings of the Company at January 29, 2023, October 30, 2022, and January 30, 2022 consisted of the following (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Senior Debt:
Medium-term notes	$23,564.2	$22,595.4	$20,614.7
Other notes	.5	2.5	8.4
Total senior debt	23,564.7	22,597.9	20,623.1
Unamortized debt discount and debt issuance costs	(71.3)	(70.1)	(56.6)
Total	$23,493.4	$22,527.8	$20,566.5

Medium-term notes are primarily offered by prospectus and issued at fixed and variable rates. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $24,265.7 million, $23,564.6 million, and $20,541.0 million at January 29, 2023, October 30, 2022, and January 30, 2022, respectively, and have serial maturity dates through 2032. All outstanding medium-term notes and other notes in the table above are senior unsecured borrowings and generally rank equally with each other.

(9)  Commitments and Contingencies

At January 29, 2023, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,101.8 million of medium-term notes outstanding, and a fair value liability of $118.7 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $2,702.3 million that were guaranteed by Capital Corporation. The weighted-average interest rate on the medium-term notes at January 29, 2023 was 2.0 percent with a maximum remaining maturity of six years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $150.1 million at January 29, 2023. The interest rate on the debt at January 29, 2023 was 3.0 percent with a remaining maturity less than one year. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. At January 29, 2023, the  amount of unused commitments to extend credit to customers and John Deere dealers was $33.3 billion and $7.7 billion, respectively. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company has a reserve for credit losses of $2.9 million on unfunded commitments that are not unconditionally cancellable at January 29, 2023, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

At January 29, 2023, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of January 29, 2023.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(10)   Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	January 29, 2023		October 30, 2022		January 30, 2022
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$37,444.9	$36,668.3	$36,438.6	$35,562.4	$32,100.0	$32,055.4
Retail notes securitized – net	5,088.9	4,868.9	5,935.9	5,696.3	3,507.8	3,521.4
Securitization borrowings	4,863.9	4,784.8	5,710.9	5,576.6	3,473.8	3,459.3
Current maturities of long- term external borrowings	6,080.1	5,957.2	5,989.6	5,887.7	6,104.0	6,110.6
Long-term external borrowings	23,493.4	23,126.2	22,527.8	21,792.7	20,566.5	20,629.5

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Marketable securities
International debt securities	$1.8	$1.1	$1.8
Receivables from John Deere
Derivatives	171.2	214.8	156.8
Other assets
Derivatives	1.2	1.3	27.3
Total assets	$174.2	$217.2	$185.9

Other payables to John Deere
Derivatives	$664.2	$1,024.2	$186.3
Accounts payable and accrued expenses
Derivatives	29.1	14.1	1.4
Total liabilities	$693.3	$1,038.3	$187.7

All fair value measurements in the table above were Level 2. Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next eight years. At January 29, 2023, the amortized cost basis and fair value of these available-for-sale debt securities were $5.0 million and $1.8 million, respectively. Unrealized losses at January 29, 2023 were not recognized in income due to the ability and intent to hold to maturity.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended January 29, 2023, October 30, 2022, and January 30, 2022.

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

(11)  Derivative Instruments

The Company’s policy is to execute derivative transactions to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company manages the relationship of the types and amounts of its funding sources to its Receivable and Lease portfolios in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to financing in currencies other than the functional currencies.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 29, 2023, October 30, 2022, and January 30, 2022 were $1,950.0 million, $1,950.0 million, and $2,700.0 million, respectively. Fair value gains or losses on cash flow hedges are recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at January 29, 2023 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $41.0 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 29, 2023, October 30, 2022, and January 30, 2022 were $10,126.7 million, $9,448.9 million, and $7,600.8 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars). Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying	Cumulative	Carrying Amount	Cumulative
	Amount of	Fair Value	of Formerly	Fair Value
January 29, 2023	Hedged Item	Hedging Adjustment	Hedged Item	Hedging Adjustment
Current maturities of long-term external borrowings			$1,914.8	$15.3
Long-term external borrowings	$9,461.7	$(618.6)	5,505.8	(82.9)

October 30, 2022
Current maturities of long-term external borrowings			$2,514.9	$15.5
Long-term external borrowings	$8,453.6	$(950.1)	5,519.6	(19.1)

January 30, 2022
Current maturities of long-term external borrowings	$177.4	$1.7	$2,356.9	$8.1
Long-term external borrowings	7,283.2	(107.6)	5,447.0	181.3

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures for certain borrowings. The total notional amounts of the interest rate swaps at January 29, 2023, October 30, 2022, and January 30, 2022 were $4,847.8 million, $3,931.3 million, and $2,798.0 million, the foreign currency exchange contracts were $1,297.8 million, $1,069.0 million, and $967.9 million, and the cross-currency interest rate contracts were $119.3 million, $134.2 million, and $302.9 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $788.8 million, $1,020.3 million, and $1,469.4 million at January 29, 2023, October 30, 2022, and January 30, 2022, respectively. Interest rate caps were also purchased with notional amounts of $788.8 million, $1,020.3 million, and $1,469.4 million at the same dates, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$90.0	$87.5	$102.7

Not designated as hedging instruments:
Interest rate contracts	80.9	124.5	30.6
Cross-currency interest rate contracts	.3	2.8	23.5
Total not designated	81.2	127.3	54.1

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	1.2	1.3	27.3

Total derivative assets	$172.4	$216.1	$184.1

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$629.0	$947.9	$164.1

Not designated as hedging instruments:
Interest rate contracts	28.7	74.2	21.9
Cross-currency interest rate contracts	6.5	2.1	.3
Total not designated	35.2	76.3	22.2

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	29.1	14.1	1.4

Total derivative liabilities	$693.3	$1,038.3	$187.7

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended
	January 29	January 30
	2023	2022
Fair Value Hedges
Interest rate contracts - Interest expense	$235.3	$(139.5)

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$(1.9)	$15.4

Reclassified from OCI:
Interest rate contracts - Interest expense	16.3	(1.1)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(1.9)	$(3.3)
Foreign currency exchange contracts - Administrative and operating expenses *	(135.1)	67.8
Total not designated	$(137.0)	$64.5

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended January 29, 2023 and January 30, 2022 were a gain of $242.5 million and a loss of $122.6 million, respectively.

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

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of January 29, 2023, October 30, 2022, and January 30, 2022.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

January 29, 2023
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.2			$1.2
John Deere	171.2	$(129.1)		42.1
Liabilities
External	29.1			29.1
John Deere	664.2	(129.1)		535.1

October 30, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.3	$(1.1)		$.2
John Deere	214.8	(128.3)		86.5
Liabilities
External	14.1	(1.1)		13.0
John Deere	1,024.2	(128.3)		895.9

January 30, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$27.3	$(1.4)		$25.9
John Deere	156.8	(130.9)		25.9
Liabilities
External	1.4	(1.4)
John Deere	186.3	(130.9)		55.4

(12)  Subsequent Events

On February 13, 2023, Deere & Company increased its investment in JDFS by $240.0 million. JDFS, in turn, increased its investment in Capital Corporation by the same amount.

In February 2023, the Company entered into two retail note securitization transactions. The first transaction resulted in $306.6 million of secured borrowings. The second transaction will result in $982.6 million of secured borrowings and is expected to settle in March 2023.

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

In February 2023, John Deere released its 2022 Sustainability Report, available at JohnDeere.com/sustainability. This report identifies important progress on John Deere’s Leap Ambitions in fiscal year 2022. The information in John Deere’s 2022 Sustainability Report is not incorporated by reference into, and does not form a part of, this Form 10-Q.

Trends and Economic Conditions

The Company’s volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, and other factors that influence supply and demand for its products.

Industry Trends for Fiscal Year 2023

Industry sales of large agricultural machinery in the U.S. and Canada for 2023 are forecasted to increase 5 to 10 percent compared to 2022. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be down about 5 percent in 2023. Industry sales of agricultural machinery in Europe are forecasted to be flat to up 5 percent, while South American industry sales of tractors and combines are expected to be flat to up 5 percent in 2023. Asia industry sales are forecasted to be down moderately in 2023. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be flat to up 5 percent in 2023. Global forestry and global roadbuilding industry sales are each expected to be flat.

John Deere Trends

Customers’ demand for integration of technology into equipment is a market trend underlying John Deere’s Smart Industrial operating model and Leap Ambitions framework. Customers have sought to improve profitability, productivity, and sustainability through technology. John Deere’s approach to technology involves hardware and software, guidance, connectivity and digital solutions, automation and machine intelligence, autonomy, and alternative propulsion technologies. This technology is incorporated into products within each of John Deere’s operating segments. Customers continue to adopt technology integrated in the John Deere portfolio of “smart” machines, systems, and solutions. The Company expects this trend to persist for the foreseeable future.

Demand for John Deere’s equipment remains strong, as order books are full through a majority of 2023. Agricultural fundamentals are expected to remain solid into 2023, and retail demand will comprise most of 2023 sales. The North American retail customer fleet age of combines and large tractors remains above average, and dealer inventories are historically low due to the manufacturing and supply chain constraints over the past few years. John Deere expects the replenishment of dealer stock inventory to occur in 2024. Crop prices remain favorable to John Deere customers in part due to low stock-to-use ratios for key grains. John Deere expects to sell more large agricultural equipment in 2023 than 2022 in North America, Europe, and South America. Demand for small agricultural equipment remains stable, while turf and utility equipment product sales are expected to be lower due to the overall U.S. economic conditions. Construction equipment markets are forecasted to be steady. Rental fleets replenishment, the energy industry, and U.S. infrastructure spend are expected to offset moderation in residential home construction. Roadbuilding demand remains strongest in the U.S., largely offset by softening demand in Europe and parts of Asia.

John Deere experienced supply chain disruptions in 2022, which continued into 2023. Supply chain disruptions impacted many aspects of John Deere’s business, including parts availability, increased production costs, and higher inventory levels. Past due deliveries from suppliers were at elevated levels during 2022. Although past due deliveries remain elevated, John Deere experienced improvement during the first quarter of 2023. The reduction in supply chain disruptions contributed to higher levels of production. John Deere implemented mitigation efforts to minimize the impact of supply chain disruptions on its ability to meet customer demand. While supply chain disruptions are expected to persist into 2023, John Deere is working diligently to secure the parts and components that customers need to deliver essential food and infrastructure more profitably and sustainably. Although John Deere experienced some improvement in this area during the first quarter of 2023, concerns remain, and this issue could impact John Deere’s ability to meet customer demand in the remainder of 2023.

Company Trends

Net income for the Company in fiscal 2023 is expected to be lower than fiscal 2022 primarily due to less favorable financing spreads, higher selling, administrative, and general expenses, and lower gains on operating lease dispositions. These factors are expected to be partially offset by income earned on a higher average portfolio, driven by strong demand of John Deere’s products in 2023, which is favorably impacting forecasted financing volumes.

Central bank policy interest rates increased in the first quarter of 2023 and are projected to continue to increase during 2023, but at a moderating pace compared to 2022. Most of the Company’s Customer Receivables are fixed rate, while its wholesale receivables generally earn a floating rate. The Company has both fixed and floating rate borrowings. The Company manages the risk of interest rate fluctuations by balancing the types and amounts of its funding sources to its Receivable and Lease portfolios. Accordingly, the Company enters into interest rate swap agreements to manage its interest rate exposure. Historically, rising interest rates impact the Company’s borrowings sooner than the benefit is realized from the Receivable and Lease portfolio. As a result, the Company’s financing spread was unfavorably impacted by $50.0 million (after-tax) in the first quarter of 2023 compared to 2022. The Company expects spread compression to persist during 2023.

Inflation was a pervasive feature throughout 2022, and the Company expects inflation to continue in 2023. The Company’s estimation of credit losses may be negatively impacted in the event customers’ operations are negatively impacted due to inflation or rising interest rates. As part of the process to establish the allowance for credit losses, the Company continues to monitor the economy, including potential impacts of inflation and rising interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary. As of January 29, 2023, impacts of inflation and interest rates did not have a material impact on the Company’s allowance.

As the Company’s volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, supply chain disruptions could impact the Company’s future volumes. Despite supply chain challenges, the Company’s volumes are forecast to grow in 2023, driven by strong demand for John Deere equipment.

Supply chain disruptions, inflationary pressures, and rising interest rates are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.

For additional information regarding the impact of supply chain disruptions, including mitigation efforts to minimize the impact of potential supply chain disruptions on John Deere’s ability to meet customer demand, as well as inflationary pressures, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Trends and Economic Conditions” included in Deere & Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2023.

Items of Concern and Uncertainties

Other items of concern include global and regional political conditions, economic and trade policies, imposition of new or retaliatory tariffs against certain countries or covering certain products, post-pandemic effects, capital market disruptions, changes in demand and pricing for new and used equipment, significant fluctuations in foreign currency exchange rates, and volatility in the prices of many commodities. These items could impact the Company’s results. John Deere and the Company are making investments in technology and in strengthening capabilities in digital, automation, autonomy, and alternative propulsion technologies. As with most technology investments, marketplace adoption and monetization of these features holds an elevated level of uncertainty.

2023 Compared with 2022

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 30
	2023	2022
Total revenues	$820.6	$642.9
Net income attributable to the Company	147.1	189.6

Total revenues increased for the first quarter of 2023 primarily due to a 16% increase in average portfolio balances, in addition to higher average financing rates compared to the same period last year. Net income for the first quarter was lower compared to the same period in 2022 primarily due to less favorable financing spreads, higher selling, administrative, and general expenses, and lower gains on operating lease dispositions, partially offset by income earned on higher average portfolio balances.

Revenues

Finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 30%
	2023	2022	Change
Finance income earned on:
Retail notes	$315.9	$240.0	32
Revolving charge accounts	82.9	66.5	25
Wholesale receivables	151.5	59.9	153
Lease revenues	240.7	241.5
Other income	29.6	35.0	(15)

Finance income earned on retail notes, revolving charge accounts, and wholesale receivables increased during the first quarter of 2023 compared to 2022, due to higher average financing rates and higher average portfolio balances. Lease revenues were about the same for each period.

Other income decreased in the first quarter of 2023 due to lower gains on operating lease dispositions. While demand for used equipment remains strong, lease gains declined in the first quarter as end-of-lease book values are now more closely aligned with equipment sale proceeds. This decrease was partially offset by higher interest earned on the Company’s cash and cash equivalents.

Revenues earned from John Deere totaled $208.2 million for the first quarter of 2023, compared with $138.7 million for the same period last year. The increase was primarily due to increased compensation paid by John Deere on wholesale receivables and retail notes, driven by a higher interest rate environment, in addition to higher average portfolio balances. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 30%
	2023	2022	Change
Interest expense	$301.0	$99.5	203
Depreciation of equipment on operating leases	164.5	168.8	(3)
Administrative and operating expenses	108.5	96.4	13
Fees and interest paid to John Deere	57.6	39.7	45
Provision (credit) for credit losses	3.5	(1.2)
Provision for income taxes	39.6	52.0	(24)

The increase in interest expense for the first quarter of 2023 was primarily due to higher average borrowing rates and higher average borrowings.

Depreciation of equipment on operating leases for the first quarter of 2023 decreased slightly due to lower average balances of equipment on operating leases.

Administrative and operating expenses increased in the first quarter of 2023 compared to 2022 due to higher dealer incentive program costs and higher employment costs, including incentive compensation.

Fees and interest paid to John Deere increased in 2023 primarily due to higher interest on intercompany borrowings from John Deere driven by higher average borrowing rates.

The provision (credit) for credit losses increased slightly in the first quarter of 2023 compared to the same period last year, primarily due to net recoveries on revolving charge accounts in the prior year period, which did not recur this year. The annualized provision (credit) for credit losses, as a percentage of the average balance of total Receivables, was .03 percent for the first quarter of 2023, compared with (.01) percent for the same period last year.

The provision for income taxes decreased during the first quarter of 2023 primarily due to lower pretax income in the current quarter.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows (in millions of dollars):

	Three Months Ended
	January 29	January 30	$	%
	2023	2022	Change	Change
Retail notes:
Agriculture and turf	$2,684.5	$2,319.9	$364.6	16
Construction and forestry	630.6	674.5	(43.9)	(7)
Total retail notes	3,315.1	2,994.4	320.7	11
Revolving charge accounts	2,212.7	2,088.5	124.2	6
Financing leases	128.5	100.2	28.3	28
Equipment on operating leases	377.2	307.5	69.7	23
Total Receivables and Leases (excluding wholesale)	$6,033.5	$5,490.6	$542.9	10

Total Receivables and Leases owned were as follows (in millions of dollars):

	January 29	October 30	January 30
	2023	2022	2022
Retail notes:
Agriculture and turf	$24,049.9	$23,857.8	$21,253.9
Construction and forestry	4,988.7	4,954.1	4,600.1
Total retail notes	29,038.6	28,811.9	25,854.0
Revolving charge accounts	2,834.0	4,165.8	2,684.8
Wholesale receivables	9,752.1	8,404.5	6,312.0
Financing leases	1,030.8	1,120.7	878.4
Equipment on operating leases	4,693.4	4,853.5	4,745.6
Total Receivables and Leases	$47,348.9	$47,356.4	$40,474.8

Customer Receivables decreased $1,195.0 million during the first three months of 2023 mostly due to a seasonal decrease in revolving charge account receivables. Customer Receivables increased $3,486.2 million compared to one year ago due to strong John Deere retail sales. Wholesale receivables increased $1,347.6 million in the first three months of 2023 and $3,440.1 million compared to one year ago due to higher shipment volumes of John Deere equipment.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	January 29		October 30		January 30
	2023		2022		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$489.4	1.15	$404.9	.95	$418.8	1.17
Non-performing Receivables	293.6	.69	263.2	.62	274.9	.77
Allowance for credit losses	121.7	.29	128.4	.30	121.4	.34

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

Deposits held from dealers and merchants amounted to $127.8 million at January 29, 2023, compared with $137.3 million at October 30, 2022 and $126.1 million at January 30, 2022. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. Recoveries from dealer deposits and other freestanding credit enhancements recorded in other income were $2.0 million in the first quarter of 2023, compared with $1.1 million for the same period last year.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	January 29, 2023		January 30, 2022
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(7.1)	(.11)	$(6.1)	(.11)
Construction and forestry	(3.1)	(.24)	(6.4)	(.54)
Total retail notes and financing leases	(10.2)	(.14)	(12.5)	(.19)
Revolving charge accounts	(7.5)	(.91)	(4.0)	(.53)
Wholesale receivables	(.1)
Total write-offs	(17.8)	(.17)	(16.5)	(.19)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	1.6	.03	2.0	.04
Construction and forestry	.8	.06	.9	.08
Total retail notes and financing leases	2.4	.03	2.9	.04
Revolving charge accounts	5.3	.64	7.8	1.04
Wholesale receivables	.6	.03
Total recoveries	8.3	.08	10.7	.12
Total net write-offs	$(9.5)	(.09)	$(5.8)	(.07)

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s most recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

Capital Resources and Liquidity

For additional information on the Company’s dependence on, and relationship with, Deere & Company, see the Company’s most recently filed Annual Report on Form 10-K.

Sources of Liquidity, Key Metrics and Balance Sheet Data

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global markets at a reasonable cost. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets, and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize its retail notes and through the issuance of term debt in both public and private markets. Additionally, liquidity may be provided through loans from John Deere. The Company closely monitors its liquidity sources against the cash requirements and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short-term (next 12 months) and long-term (beyond 12 months).

Key metrics and certain balance sheet data are provided in the following table, in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Cash, cash equivalents, and marketable securities	$1,056.8	$662.9	$666.3
Receivables and Leases – net	47,227.2	47,228.0	40,353.4
Interest-bearing debt	42,491.4	41,856.1	36,019.3
Unused credit lines	1,580.5	3,283.9	5,865.2
Ratio of interest-bearing debt to stockholder’s equity	8.5 to 1	8.7 to 1	7.7 to 1

The reduction in unused credit lines compared to both prior periods relates to an increase in commercial paper outstanding, by both the Company and John Deere, due to changes in Receivables and funding mix.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	January 29	January 30
(In millions of dollars)	2023	2022
Net cash provided by operating activities	$338.7	$268.7
Net cash provided by (used for) investing activities	(53.0)	676.0
Net cash provided by (used for) financing activities	81.0	(963.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13.1	(5.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$379.8	$(23.6)

Net cash was used for investing activities during the first three months of 2023 primarily due to growth in wholesale receivables and notes receivable from John Deere, partially offset by a seasonal decrease in revolving charge account receivables. Net cash used by investing activities was funded primarily through external borrowings and cash provided by operating activities, partially offset by a reduction in borrowings from John Deere.

Borrowings

Total borrowings increased $635.3 million in the first three months of 2023 and increased $6,472.1 million compared to a year ago, generally corresponding with the level of the Receivable and Lease portfolios, as well as the level of cash and cash equivalents. During the first three months of 2023, the Company issued $2,298.9 million and retired $1,618.5 million of long-term external borrowings, which primarily consisted of medium-term notes. During the first three months of 2023, the Company also retired $849.3 million of retail note securitization borrowings and maintained an average commercial paper balance of $3,331.5 million. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2022 with an expiration in November 2023 and increased the total capacity or “financing limit” from $1,000.0 million to $1,500.0 million. At January 29, 2023, $786.0 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $8,029.0 million at January 29, 2023, $1,580.5 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of the Company and John Deere, excluding secured borrowings and the current portion of long-term external borrowings, were considered to constitute utilization. Included in the total credit lines at January 29, 2023 was a 364-day credit facility agreement of $3,000.0 million, expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in the second quarter of 2026, and $2,500.0 million, expiring in the second quarter of 2027. The Company expects to extend the terms of these credit facilities. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as the Company’s lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold the Company’s securities. A credit rating agency may change or withdraw ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Positive
Standard & Poor’s	A	A-1	Stable

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Many factors could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	volume of Receivables and Leases being dependent upon the level of retail sales and leases of John Deere products;
●	changes in U.S. and international laws, regulations and policies relating to trade, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which John Deere and the Company operate;
●	wars and other conflicts, including the current conflict between Russia and Ukraine, and natural disasters;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth or possible recession, and liquidity constraints;
●	growth and sustainability of non-food uses for crops (including ethanol and biodiesel production);
●	John Deere’s and the Company’s ability to execute business strategies, including John Deere’s Smart Industrial operating model and Leap Ambitions;
●	John Deere’s and the Company’s ability to understand and meet their customers’ changing expectations and demand for John Deere products and the Company’s financing solutions;
●	John Deere’s and the Company’s ability to adapt in highly competitive markets;
●	John Deere’s dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns and unfavorable weather events;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and the Company’s products;
●	changes in the Company’s credit ratings and failure to comply with financial covenants in credit agreements could impact access to funding;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of John Deere or the Company and its products;
●	compliance with evolving U.S. and foreign laws, including economic sanctions, data privacy, environmental, anti-money laundering, and consumer finance laws and regulations;

●	legislation introduced or enacted that could affect John Deere’s business model and intellectual property, such as so-called right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage John Deere’s or the Company’s reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs (e.g., fertilizer), and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

Further information concerning the Company and its business, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K).

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 29, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 23, 2023	By:	/s/ Joshua A. Jepsen

Joshua A. Jepsen
Senior Vice President and Principal Financial Officer and Principal Accounting Officer