Form 10-Q
period 2023-04-30
DEERE JOHN CAPITAL CORP
filed 2023-06-01
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

At June 1, 2023, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Revenues
Finance income earned on retail notes	$352.1	$251.9	$682.1	$500.8
Lease revenues	240.6	238.0	483.1	481.1
Revolving charge account income	91.9	65.9	174.8	132.4
Finance income earned on wholesale receivables	204.0	71.0	355.5	130.9
Other income	40.7	35.2	70.3	70.2
Total revenues	929.3	662.0	1,765.8	1,315.4
Expenses
Interest expense	375.3	55.7	676.3	155.2
Operating expenses:
Depreciation of equipment on operating leases	161.1	165.8	325.6	334.6
Administrative and operating expenses	140.0	128.2	276.7	244.6
Fees and interest paid to John Deere	58.1	99.6	115.7	139.3
Provision for credit losses	26.7	13.2	30.2	12.0
Total operating expenses	385.9	406.8	748.2	730.5
Total expenses	761.2	462.5	1,424.5	885.7
Income of consolidated group before income taxes	168.1	199.5	341.3	429.7
Provision for income taxes	39.0	43.9	75.8	93.8
Income of consolidated group	129.1	155.6	265.5	335.9
Equity in income of unconsolidated affiliate	.8	1.1	1.8	3.0
Net income	129.9	156.7	267.3	338.9
Less: Net loss attributable to noncontrolling interests	(.1)	(.1)	(.3)	(.1)
Net income attributable to the Company	$130.0	$156.8	$267.6	$339.0

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022

Net income	$129.9	$156.7	$267.3	$338.9

Other comprehensive income (loss), net of income taxes
Cumulative translation adjustment	(1.0)	(34.2)	65.2	(70.6)
Unrealized gain (loss) on derivatives	(18.7)	27.7	(33.0)	40.7
Unrealized loss on debt securities	(.4)	(.2)		(.4)
Other comprehensive income (loss), net of income taxes	(20.1)	(6.7)	32.2	(30.3)

Comprehensive income of consolidated group	109.8	150.0	299.5	308.6
Less: Comprehensive loss attributable to noncontrolling interests	(.1)	(.1)	(.3)	(.1)
Comprehensive income attributable to the Company	$109.9	$150.1	$299.8	$308.7

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 30	October 30	May 1
	2023	2022	2022
Assets
Cash and cash equivalents	$1,493.8	$661.8	$632.1
Marketable securities	1.2	1.1	1.6
Receivables:
Retail notes	23,713.5	22,799.0	22,164.1
Retail notes securitized	5,674.0	5,951.6	4,079.2
Revolving charge accounts	3,699.4	4,165.8	3,425.0
Wholesale receivables	12,880.4	8,404.5	7,346.4
Financing leases	1,116.2	1,120.7	896.5
Total receivables	47,083.5	42,441.6	37,911.2
Allowance for credit losses	(133.7)	(128.4)	(124.5)
Total receivables – net	46,949.8	42,313.2	37,786.7
Other receivables	121.5	91.4	81.2
Receivables from John Deere	188.5	214.8	149.0
Equipment on operating leases – net	4,724.2	4,853.5	4,708.7
Notes receivable from John Deere	545.6	370.7	211.5
Investment in unconsolidated affiliate	26.9	22.6	22.4
Deferred income taxes	25.9	25.5	31.5
Other assets	335.0	314.3	342.8
Total Assets	$54,412.4	$48,868.9	$43,967.5

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$6,376.7	$2,402.3	$1,731.5
Securitization borrowings	5,379.2	5,710.9	4,000.9
Current maturities of long-term external borrowings	5,186.3	5,989.6	6,153.7
Total short-term external borrowings	16,942.2	14,102.8	11,886.1
Notes payable to John Deere	4,810.4	5,225.5	5,276.4
Other payables to John Deere	610.2	1,024.2	599.4
Accounts payable and accrued expenses	1,041.1	957.3	920.1
Deposits held from dealers and merchants	131.7	137.3	126.9
Deferred income taxes	175.0	208.5	216.2
Long-term external borrowings	24,906.8	22,527.8	20,391.3
Total liabilities	48,617.4	44,183.4	39,416.4
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	1,482.8	1,482.8
Retained earnings	3,573.5	3,305.9	3,146.3
Accumulated other comprehensive loss	(72.5)	(104.7)	(79.7)
Total Company stockholder’s equity	5,793.8	4,684.0	4,549.4
Noncontrolling interests	1.2	1.5	1.7
Total stockholder’s equity	5,795.0	4,685.5	4,551.1
Total Liabilities and Stockholder’s Equity	$54,412.4	$48,868.9	$43,967.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Six Months Ended
	April 30	May 1
	2023	2022
Cash Flows from Operating Activities:
Net income	$267.3	$338.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	30.2	12.0
Provision for depreciation and amortization	336.4	347.2
Credit for deferred income taxes	(25.0)	(28.5)
Change in accounts payable and accrued expenses	69.8	(37.2)
Change in accrued income taxes payable/receivable	7.9
Other	(29.9)	(91.3)
Net cash provided by operating activities	656.7	541.1

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(12,155.6)	(11,109.0)
Collections of receivables (excluding wholesale)	11,957.6	10,839.7
Increase in wholesale receivables – net	(4,277.7)	(1,577.9)
Cost of equipment on operating leases acquired	(956.8)	(831.4)
Proceeds from sales of equipment on operating leases	771.2	775.8
Cost of notes receivable acquired from John Deere	(207.0)	(122.9)
Collections of notes receivable from John Deere	35.7	335.3
Other	(10.7)	(7.6)
Net cash used for investing activities	(4,843.3)	(1,698.0)

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net	3,948.6	1,051.6
Decrease in securitization borrowings – net	(333.3)	(593.7)
Decrease in short-term borrowings with John Deere – net	(580.0)	(90.2)
Proceeds from issuance of long-term external borrowings	4,298.0	3,658.0
Payments of long-term external borrowings	(3,121.4)	(2,722.9)
Dividends paid		(175.0)
Capital investments from John Deere	810.0
Debt issuance costs	(17.6)	(16.1)
Net cash provided by financing activities	5,004.3	1,111.7

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13.6	(9.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	831.3	(54.6)
Cash, cash equivalents, and restricted cash at beginning of period	766.1	772.8
Cash, cash equivalents, and restricted cash at end of period	$1,597.4	$718.2

Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,493.8	$632.1
Restricted cash*	103.6	86.1
Total cash, cash equivalents, and restricted cash	$1,597.4	$718.2

* Restricted cash is reported in other assets on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended April 30, 2023 and May 1, 2022

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	Controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended May 1, 2022
Balance January 30, 2022	$4,536.1	$1,482.8	$3,124.5	$(73.0)	$1.8
Net income (loss)	156.7		156.8		(.1)
Other comprehensive loss	(6.7)			(6.7)
Dividends declared	(135.0)		(135.0)
Balance May 1, 2022	$4,551.1	$1,482.8	$3,146.3	$(79.7)	$1.7

Six Months Ended May 1, 2022
Balance October 31, 2021	$4,417.5	$1,482.8	$2,982.3	$(49.4)	$1.8
Net income (loss)	338.9		339.0		(.1)
Other comprehensive loss	(30.3)			(30.3)
Dividends declared	(175.0)		(175.0)
Balance May 1, 2022	$4,551.1	$1,482.8	$3,146.3	$(79.7)	$1.7

Three Months Ended April 30, 2023
Balance January 29, 2023	$4,875.2	$1,482.8	$3,443.5	$(52.4)	$1.3
Net income (loss)	129.9		130.0		(.1)
Other comprehensive loss	(20.1)			(20.1)
Capital investment	810.0	810.0
Balance April 30, 2023	$5,795.0	$2,292.8	$3,573.5	$(72.5)	$1.2

Six Months Ended April 30, 2023
Balance October 30, 2022	$4,685.5	$1,482.8	$3,305.9	$(104.7)	$1.5
Net income (loss)	267.3		267.6		(.3)
Other comprehensive income	32.2			32.2
Capital investment	810.0	810.0
Balance April 30, 2023	$5,795.0	$2,292.8	$3,573.5	$(72.5)	$1.2

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2023 and 2022 were April 30, 2023 and May 1, 2022, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

The Company is the primary beneficiary of and consolidates certain variable interest entities (VIEs) that are special purpose entities (SPEs) related to the securitization of receivables. See Note 5 for more information on these SPEs.

Immaterial Restatement of Prior Period Financial Statements

In the second quarter of 2023, the Company corrected the accounting treatment for financing incentives offered to John Deere dealers, which impacted the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. Refer to Note 2 for further information regarding the new and previous accounting treatment. The impact of the correction in periods prior to the second quarter ended April 30, 2023 is not material to the consolidated financial statements of the Company in any of the impacted periods; however, the aggregate impact of correcting prior periods within the second quarter ended April 30, 2023 would have been material to the Company’s current period consolidated financial results. Consequently, the Company has made these immaterial corrections in the comparative prior periods. Refer to Note 12 for quantification of the prior period restatement impacts. Additionally, comparative prior period amounts in the applicable notes to the consolidated financial statements have been restated.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

In the second quarter of 2023 the Company corrected its accounting policy for financing incentives offered to John Deere dealers, as described below.

Financing Incentives

The Company provides incentive funds to John Deere dealers that meet certain performance metrics, which include minimum finance volume and finance market share with the Company over a defined period. At the end of the qualification period, dealers are granted incentive funds, which can be used for certain predefined uses, including interest rate reductions on future loan and lease originations. In addition, certain dealers may elect to receive cash for a portion of their earned funds. The Company accrues for the incentive costs over the qualification period, which are reported as administrative and operating expenses in the consolidated income statements and accounts payable and accrued expenses in the consolidated balance sheets. The accrued liability is released as dealers utilize the funds.

Under the previous accounting treatment, the Company amortized the non-cash portion of the incentive program costs as a reduction to finance income or lease revenue after the dealers designated the use of the incentive award.

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

(3)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) were as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Cumulative translation adjustment	$(103.8)	$(169.0)	$(125.1)
Unrealized gain on derivatives	33.8	66.8	47.5
Unrealized loss on debt securities	(2.5)	(2.5)	(2.1)
Total accumulated other comprehensive income (loss)	$(72.5)	$(104.7)	$(79.7)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, were as follows (in millions of dollars):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended April 30, 2023
Cumulative translation adjustment	$(1.0)		$(1.0)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.7)	$.8	(2.9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(19.9)	4.1	(15.8)
Net unrealized gain (loss) on derivatives	(23.6)	4.9	(18.7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.7)	.3	(.4)
Total other comprehensive income (loss)	$(25.3)	$5.2	$(20.1)

Six Months Ended April 30, 2023
Cumulative translation adjustment	$65.2		$65.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(5.6)	$1.2	(4.4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(36.2)	7.6	(28.6)
Net unrealized gain (loss) on derivatives	(41.8)	8.8	(33.0)
Total other comprehensive income (loss)	$23.4	$8.8	$32.2

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended May 1, 2022
Cumulative translation adjustment	$(34.2)		$(34.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	35.2	$(7.3)	27.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(.2)		(.2)
Net unrealized gain (loss) on derivatives	35.0	(7.3)	27.7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.2)		(.2)
Total other comprehensive income (loss)	$.6	$(7.3)	$(6.7)

Six Months Ended May 1, 2022
Cumulative translation adjustment	$(70.6)		$(70.6)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	50.6	$(10.6)	40.0
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	.9	(.2)	.7
Net unrealized gain (loss) on derivatives	51.5	(10.8)	40.7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.5)	.1	(.4)
Total other comprehensive income (loss)	$(19.6)	$(10.7)	$(30.3)

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

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Accrued finance income and lease revenue reversed	$5.1	$3.0	$7.9	$6.8
Finance income and lease revenue recognized on cash payments	4.6	3.9	7.7	7.0

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

The credit quality analysis of Customer Receivables by year of origination was as follows (in millions of dollars):

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,762.9	$9,434.5	$5,598.5	$2,662.7	$1,034.1	$392.3	$3,539.3	$28,424.3
30-59 days past due	8.6	48.8	50.1	29.1	16.5	7.8	14.2	175.1
60-89 days past due	1.1	9.8	20.1	16.9	3.1	1.9	7.7	60.6
90+ days past due		.2	.4	.1	.1	.1		.9
Non-performing	5.4	45.2	37.0	25.5	14.0	16.0	24.9	168.0
Construction and forestry
Current	1,168.7	1,954.1	1,179.4	440.4	132.8	49.4	106.6	5,031.4
30-59 days past due	5.6	30.5	23.9	22.9	20.8	9.5	3.7	116.9
60-89 days past due	.2	5.5	13.2	10.9	13.5	11.7	1.8	56.8
90+ days past due		1.3		.1	1.3			2.7
Non-performing	4.4	59.9	56.1	29.4	9.6	5.8	1.2	166.4
Total	$6,956.9	$11,589.8	$6,978.7	$3,238.0	$1,245.8	$494.5	$3,699.4	$34,203.1

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$11,736.1	$6,939.9	$3,479.6	$1,515.8	$581.3	$152.9	$4,022.7	$28,428.3
30-59 days past due	40.1	55.8	31.4	15.0	6.4	2.7	18.4	169.8
60-89 days past due	11.8	19.5	10.8	4.4	2.0	1.1	4.5	54.1
90+ days past due	.4	.2	.2					.8
Non-performing	24.7	38.4	29.2	13.7	11.2	10.2	7.8	135.2
Construction and forestry
Current	2,373.7	1,526.3	658.1	230.7	57.2	10.5	107.7	4,964.2
30-59 days past due	44.5	40.6	20.7	7.6	1.8	.6	3.1	118.9
60-89 days past due	18.1	11.4	6.0	3.0	.7	.1	1.0	40.3
90+ days past due	.3	1.3		1.4				3.0
Non-performing	19.3	51.2	27.6	15.4	5.5	2.9	.6	122.5
Total	$14,269.0	$8,684.6	$4,263.6	$1,807.0	$666.1	$181.0	$4,165.8	$34,037.1

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,084.4	$8,914.4	$4,483.0	$2,103.9	$923.3	$369.7	$3,299.5	$25,178.2
30-59 days past due	18.0	66.3	31.6	16.9	7.6	4.0	11.0	155.4
60-89 days past due	3.7	20.7	9.7	5.4	3.7	1.8	4.1	49.1
90+ days past due		.3	.6		.2	.1		1.2
Non-performing	3.5	32.2	30.9	19.1	15.4	14.9	14.9	130.9
Construction and forestry
Current	1,326.9	1,929.9	902.5	380.7	116.3	26.8	91.1	4,774.2
30-59 days past due	15.6	43.0	28.7	11.0	3.5	1.4	3.1	106.3
60-89 days past due	6.2	19.3	12.1	4.9	1.4	.3	.7	44.9
90+ days past due	.2		.6	.4				1.2
Non-performing	2.7	37.6	43.8	24.5	9.6	4.6	.6	123.4
Total	$6,461.2	$11,063.7	$5,543.5	$2,566.8	$1,081.0	$423.6	$3,425.0	$30,564.8

The credit quality analysis of wholesale receivables by year of origination was as follows (in millions of dollars):

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$258.8	$196.6	$34.3	$14.7	$2.0	$1.1	$9,844.4	$10,351.9
30+ days past due					.1		6.7	6.8
Non-performing							6.0	6.0
Construction and forestry
Current	9.1	3.5	22.9	.6	.2	.1	2,470.2	2,506.6
30+ days past due	.1						9.0	9.1
Non-performing
Total	$268.0	$200.1	$57.2	$15.3	$2.3	$1.2	$12,336.3	$12,880.4

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$381.3	$62.7	$25.0	$3.8	$.3	$1.1	$6,238.1	$6,712.3
30+ days past due		.1					8.3	8.4
Non-performing							5.5	5.5
Construction and forestry
Current	4.8	28.2	1.4	.4	.1		1,633.8	1,668.7
30+ days past due							9.6	9.6
Non-performing
Total	$386.1	$91.0	$26.4	$4.2	$.4	$1.1	$7,895.3	$8,404.5

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$223.2	$149.8	$41.4	$7.8	$1.2	$1.8	$5,548.6	$5,973.8
30+ days past due							18.5	18.5
Non-performing							5.9	5.9
Construction and forestry
Current	3.7	33.0	1.9	1.7	.2		1,304.4	1,344.9
30+ days past due							3.3	3.3
Non-performing
Total	$226.9	$182.8	$43.3	$9.5	$1.4	$1.8	$6,880.7	$7,346.4

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in other income on the statements of consolidated income when the dealer’s withholding account is charged. Recoveries from freestanding credit enhancements recorded in other income were $3.9 million for the second quarter and $5.8 million for the first six months of 2023, compared with $1.9 million for the second quarter and $3.1 million for the first six months of 2022.

An analysis of the allowance for credit losses and investment in Receivables during 2023 was as follows (in millions of dollars):

	Three Months Ended
	April 30, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$94.8	$16.0	$10.9	$121.7
Provision for credit losses*	18.6	8.2	.2	27.0
Write-offs	(14.3)	(10.5)		(24.8)
Recoveries	4.2	5.6		9.8
Translation adjustments	(.1)		.1
End of period balance	$103.2	$19.3	$11.2	$133.7

	Six Months Ended
	April 30, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$95.4	$21.9	$11.1	$128.4
Provision (credit) for credit losses*	25.4	4.5	(.3)	29.6
Write-offs	(24.5)	(18.0)	(.1)	(42.6)
Recoveries	6.6	10.9	.6	18.1
Translation adjustments	.3		(.1)	.2
End of period balance	$103.2	$19.3	$11.2	$133.7

Receivables:
End of period balance	$30,503.7	$3,699.4	$12,880.4	$47,083.5

*Excludes provision (credit) for credit losses on unfunded commitments of $(.3) million and $.6 million for the three and six months ended April 30, 2023, respectively. The estimated credit losses related to unfunded commitments are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

The allowance for credit losses increased in the second quarter and first six months of 2023, primarily driven by higher expected losses on turf and construction customer accounts, in addition to higher portfolio balances. The Company continues to monitor the economy as part of the allowance setting process, including potential impacts of inflation and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

An analysis of the allowance for credit losses and investment in Receivables during 2022 was as follows (in millions of dollars):

	Three Months Ended
	May 1, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$94.7	$15.2	$11.5	$121.4
Provision for credit losses*	10.9	2.5	.2	13.6
Write-offs	(13.3)	(7.5)	(.2)	(21.0)
Recoveries	3.7	7.1		10.8
Translation adjustments	(.1)	.1	(.3)	(.3)
End of period balance	$95.9	$17.4	$11.2	$124.5

	Six Months Ended
	May 1, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$96.5	$20.8	$11.7	$129.0
Provision (credit) for credit losses*	18.8	(6.9)	.3	12.2
Write-offs	(25.8)	(11.5)	(.2)	(37.5)
Recoveries	6.6	14.9		21.5
Translation adjustments	(.2)	.1	(.6)	(.7)
End of period balance	$95.9	$17.4	$11.2	$124.5

Receivables:
End of period balance	$27,139.8	$3,425.0	$7,346.4	$37,911.2

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

	Six Months Ended
	April 30	May 1
	2023	2022
Number of receivable contracts	72	139
Pre-modification balance	$1.5	$5.8
Post-modification balance	1.5	4.7

During the same periods as the table above, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2023, the Company had no commitments to provide additional financing to customers whose accounts were modified in troubled debt restructurings.

(5)  Securitization of Receivables

As a part of its overall funding strategy, the Company periodically transfers certain Receivables (retail notes) into VIEs that are SPEs or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Retail notes securitized	$5,674.0	$5,951.6	$4,079.2
Allowance for credit losses	(15.6)	(15.7)	(12.2)
Other assets (primarily restricted cash)	115.3	155.2	124.0
Total restricted securitized assets	$5,773.7	$6,091.1	$4,191.0

Securitization borrowings	$5,379.2	$5,710.9	$4,000.9
Accrued interest on borrowings	8.3	6.1	2.1
Total liabilities related to restricted securitized assets	$5,387.5	$5,717.0	$4,003.0

(6)  Leases

The Company leases John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in financing leases on the consolidated balance sheets. Operating leases are reported in equipment on operating leases – net on the consolidated balance sheets.

Lease revenues earned by the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Sales-type and direct financing lease revenues	$19.6	$12.5	$38.4	$25.5
Operating lease revenues	216.8	220.3	435.7	445.0
Variable lease revenues	4.6	5.8	10.2	12.0
Total lease revenues	$241.0	$238.6	$484.3	$482.5

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in other income on the statements of consolidated income and were $.4 million and $1.2 million for the second quarter and first six months ended April 30, 2023, respectively, compared with $.6 million and $1.4 million for the same periods last year, respectively.

The cost of equipment on operating leases by market was as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Agriculture and turf	$4,921.6	$5,017.3	$4,846.7
Construction and forestry	1,067.9	1,138.0	1,222.9
Total	5,989.5	6,155.3	6,069.6
Accumulated depreciation	(1,265.3)	(1,301.8)	(1,360.9)
Equipment on operating leases – net	$4,724.2	$4,853.5	$4,708.7

Total operating lease residual values at April 30, 2023, October 30, 2022, and May 1, 2022 were $3,277.0 million, $3,366.7 million, and $3,335.0 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $501.3 million, $440.7 million, and $348.4 million at April 30, 2023, October 30, 2022, and May 1, 2022, respectively. The increase in residual value guarantees is primarily due to guarantees provided by John Deere dealers, which generally provide a first-loss residual value guarantee on operating lease originations effective after January 2020.

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at April 30, 2023, October 30, 2022, and May 1, 2022 were $16.3 million, $10.8 million, and $9.1 million, respectively. Matured operating lease inventory is reported in other assets on the consolidated balance sheets.

(7)  Notes Receivable from and Payable to John Deere

The Company provides loans to and holds other receivables from affiliated companies. The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere is recorded in other income and was $8.6 million for the second quarter and $15.4 million in the first six months of 2023, respectively, compared with $4.7 million and $10.2 million for the same periods last year, respectively.

The Company had notes receivable from John Deere with the following affiliated companies as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Banco John Deere S.A.	$545.6	$370.0	$171.8
John Deere Agricultural Holdings, Inc.		.7	39.7
Total Notes Receivable from John Deere	$545.6	$370.7	$211.5

The Company also obtains funding from affiliated companies. At April 30, 2023, October 30, 2022, and May 1, 2022, the Company had notes payable to John Deere of $4,810.4 million, $5,225.5 million and $5,276.4 million, respectively. The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At April 30, 2023, $551.5 million of the intercompany borrowings were long-term loans without a due on demand call option, which mature in 2025. The Company pays interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere, which is recorded in fees and interest paid to John Deere, was $45.8 million for the second quarter and $85.7 million for the first six months of 2023, respectively, compared with $17.5 million and $34.0 million for the same periods last year, respectively.

(8)  Long-Term External Borrowings

Long-term external borrowings of the Company at April 30, 2023, October 30, 2022, and May 1, 2022 consisted of the following (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Senior Debt:
Medium-term notes	$24,977.3	$22,595.4	$20,445.0
Other notes	.3	2.5	5.4
Total senior debt	24,977.6	22,597.9	20,450.4
Unamortized debt discount and debt issuance costs	(70.8)	(70.1)	(59.1)
Total	$24,906.8	$22,527.8	$20,391.3

Medium-term notes are primarily offered by prospectus and issued at fixed and variable rates. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $25,625.1 million, $23,564.6 million, and $20,904.0 million at April 30, 2023, October 30, 2022, and May 1, 2022, respectively, and have serial maturity dates through 2032. All outstanding medium-term notes and other notes in the table above are senior unsecured borrowings and generally rank equally with each other.

(9)  Commitments and Contingencies

At April 30, 2023, John Deere Financial Inc., the John Deere finance subsidiary in Canada, had $2,059.9 million of medium-term notes outstanding, and a fair value liability of $113.0 million for derivatives outstanding, prior to considering applicable netting provisions, with notional amounts of $3,071.4 million that were guaranteed by Capital Corporation. The weighted-average interest rate on the medium-term notes at April 30, 2023 was 2.0 percent with a maximum remaining maturity of six years.

Capital Corporation has a variable interest in John Deere Canada Funding Inc. (JDCFI), a wholly-owned subsidiary of John Deere Financial Inc., which was created as a VIE to issue debt in public markets to fund the operations of affiliated companies in Canada. Capital Corporation has a variable interest in JDCFI because it provides guarantees for all debt issued by JDCFI, however it does not consolidate JDCFI because it does not have the power to direct the activities that most significantly impact JDCFI’s economic performance. Capital Corporation has no carrying value of assets or liabilities related to JDCFI. Its maximum exposure to loss is the amount of the debt issued by JDCFI and guaranteed by Capital Corporation, which was $147.1 million at April 30, 2023. The interest rate on the debt at April 30, 2023 was 3.0 percent with a remaining maturity less than one year. No additional support beyond what was previously contractually required has been provided to JDCFI during the reporting periods.

The Company has commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. The Company applies the same credit policies and approval process for these commitments to extend credit as it does for its Receivables. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. At April 30, 2023, the amount of unused commitments to extend credit to customers and John Deere dealers was $32.9 billion and $5.6 billion, respectively. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The Company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. Over 95 percent of the unused commitments to extend credit to customers relate to revolving charge accounts. The Company has a reserve for credit losses of $2.6 million on unfunded commitments that are not unconditionally cancellable at April 30, 2023, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

At April 30, 2023, the Company had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of April 30, 2023.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to retail credit matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

(10)   Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values were as follows (in millions of dollars):

	April 30, 2023		October 30, 2022		May 1, 2022
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$41,291.4	$40,883.5	$36,377.3	$35,562.4	$33,719.7	$33,365.3
Retail notes securitized – net	5,658.4	5,493.8	5,935.9	5,696.3	4,067.0	4,010.7
Securitization borrowings	5,379.2	5,271.2	5,710.9	5,576.6	4,000.9	3,937.7
Current maturities of long- term external borrowings	5,186.3	5,078.3	5,989.6	5,887.7	6,153.7	6,127.1
Long-term external borrowings	24,906.8	24,658.8	22,527.8	21,792.7	20,391.3	20,035.4

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Marketable securities
International debt securities	$1.2	$1.1	$1.6
Receivables from John Deere
Derivatives	188.5	214.8	149.0
Other assets
Derivatives	12.4	1.3	39.7
Total assets	$202.1	$217.2	$190.3

Other payables to John Deere
Derivatives	$610.2	$1,024.2	$599.4
Accounts payable and accrued expenses
Derivatives	1.8	14.1	.2
Total liabilities	$612.0	$1,038.3	$599.6

All fair value measurements in the table above were Level 2. Excluded from the table above were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next eight years. At April 30, 2023, the amortized cost basis and fair value of these available-for-sale debt securities were $5.0 million and $1.2 million, respectively. Unrealized losses at April 30, 2023 were not recognized in income due to the ability and intent to hold to maturity.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended April 30, 2023, October 30, 2022, and May 1, 2022.

The following is a description of the valuation methodologies the Company uses to measure certain balance sheet items at fair value:

Marketable securities – The international debt securities are valued using quoted prices for identical assets in inactive markets.

Derivatives – The Company’s derivative financial instruments consist of interest rate contracts (swaps and caps), foreign currency exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps). The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2023, October 30, 2022, and May 1, 2022 were $2,250.0 million, $1,950.0 million, and $2,450.0 million, respectively. Fair value gains or losses on cash flow hedges are recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at April 30, 2023 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $32.7 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at April 30, 2023, October 30, 2022, and May 1, 2022 were $10,280.9 million, $9,448.9 million, and $7,952.3 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows (in millions of dollars). Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying	Cumulative	Carrying Amount	Cumulative
	Amount of	Fair Value	of Formerly	Fair Value
April 30, 2023	Hedged Item	Hedging Adjustment	Hedged Item	Hedging Adjustment
Current maturities of long-term external borrowings			$1,213.3	$13.9
Long-term external borrowings	$9,719.4	$(515.9)	5,656.7	(131.9)

October 30, 2022
Current maturities of long-term external borrowings			$2,514.9	$15.5
Long-term external borrowings	$8,453.6	$(950.1)	5,519.6	(19.1)

May 1, 2022
Current maturities of long-term external borrowings	$177.8	$.6	$2,606.6	$7.4
Long-term external borrowings	7,174.6	(564.5)	5,120.0	105.5

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps and caps), foreign currency exchange contracts (forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures for certain borrowings. The total notional amounts of the interest rate swaps at April 30, 2023, October 30, 2022, and May 1, 2022 were $6,009.3 million, $3,931.3 million, and $2,791.1 million, the foreign currency exchange contracts were $1,312.3 million, $1,069.0 million, and $903.4 million, and the cross-currency interest rate contracts were $163.3 million, $134.2 million, and $102.6 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $966.8 million, $1,020.3 million, and $1,281.9 million at April 30, 2023, October 30, 2022, and May 1, 2022, respectively. Interest rate caps were also purchased with notional amounts of $966.8 million, $1,020.3 million, and $1,281.9 million at the same dates, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the consolidated balance sheets were as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Receivables from John Deere
Designated as hedging instruments:
Interest rate contracts	$104.1	$87.5	$62.5

Not designated as hedging instruments:
Interest rate contracts	83.0	124.5	81.5
Cross-currency interest rate contracts	1.4	2.8	5.0
Total not designated	84.4	127.3	86.5

Other Assets
Not designated as hedging instruments:
Foreign currency exchange contracts	12.4	1.3	39.7

Total derivative assets	$200.9	$216.1	$188.7

Other Payables to John Deere
Designated as hedging instruments:
Interest rate contracts	$564.0	$947.9	$545.2

Not designated as hedging instruments:
Interest rate contracts	32.6	74.2	54.0
Cross-currency interest rate contracts	13.6	2.1	.2
Total not designated	46.2	76.3	54.2

Accounts Payable and Accrued Expenses
Not designated as hedging instruments:
Foreign currency exchange contracts	1.8	14.1	.2

Total derivative liabilities	$612.0	$1,038.3	$599.6

The classification and gains (losses), including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Fair Value Hedges
Interest rate contracts - Interest expense	$(3.9)	$(489.5)	$231.4	$(629.0)

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$(3.7)	$35.2	$(5.6)	$50.6

Reclassified from OCI:
Interest rate contracts - Interest expense	19.9	.2	36.2	(.9)

Not Designated as Hedges
Interest rate contracts - Interest expense *	$4.3	$46.5	$2.4	$43.2
Foreign currency exchange contracts - Administrative and operating expenses *	75.3	(3.4)	(59.8)	64.4
Total not designated	$79.6	$43.1	$(57.4)	$107.6

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts the Company incurred on derivatives transacted with John Deere. The amounts the Company recognized on these affiliate party transactions for the three months ended April 30, 2023 and May 1, 2022 were a gain of $13.9 million and a loss of $454.9 million, respectively. The amounts the Company recognized on these affiliate party transactions for the six months ended April 30,2023 and May 1, 2022 were a gain of $256.4 million and a loss of $577.5 million, respectively.

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

The Company has ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, the Company has a loss sharing agreement with John Deere in which the Company has agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage exposures of the Company. The loss sharing agreement did not increase the maximum amount of loss that the Company would incur, after considering collateral received and netting arrangements, as of April 30, 2023, October 30, 2022, and May 1, 2022.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows (in millions of dollars):

April 30, 2023
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$12.4	$(1.5)		$10.9
John Deere	188.5	(147.0)		41.5
Liabilities
External	1.8	(1.5)		.3
John Deere	610.2	(147.0)		463.2

October 30, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$1.3	$(1.1)		$.2
John Deere	214.8	(128.3)		86.5
Liabilities
External	14.1	(1.1)		13.0
John Deere	1,024.2	(128.3)		895.9

May 1, 2022
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$39.7	$(.2)		$39.5
John Deere	149.0	(82.8)		66.2
Liabilities
External	.2	(.2)
John Deere	599.4	(82.8)		516.6

(12)  Immaterial Restatement of Prior Period Financial Statements

In the second quarter of 2023, the Company corrected the accounting treatment for financing incentives offered to John Deere dealers, which impacted the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. Refer to Note 1 and Note 2 for additional information. While the prior period amounts have been restated, as set forth below for comparability, the impact of the correction in periods prior to the second quarter ended April 30, 2023 is not material to the consolidated financial statements of the Company in any of the impacted periods.

The prior period impacts to the Company’s statements of consolidated income and the related impacts to the statements of consolidated comprehensive income were as shown below (in millions of dollars). In addition, the Company's net income for the three months ended January 29, 2023 decreased $9.5 million from $147.1 million to $137.6 million.

	Three Months Ended May 1, 2022			Six Months Ended May 1, 2022
	Previously		As	Previously		As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Revenues
Finance income earned on retail notes	$242.8	$9.1	$251.9	$482.8	$18.0	$500.8
Lease revenues	236.5	1.5	238.0	478.0	3.1	481.1
Total revenues	651.4	10.6	662.0	1,294.3	21.1	1,315.4
Expenses
Administrative and operating expenses	115.2	13.0	128.2	211.6	33.0	244.6
Total operating expenses	393.8	13.0	406.8	697.5	33.0	730.5
Total expenses	449.5	13.0	462.5	852.7	33.0	885.7
Income of consolidated group before income taxes	201.9	(2.4)	199.5	441.6	(11.9)	429.7
Provision for income taxes	44.5	(.6)	43.9	96.5	(2.7)	93.8
Income of consolidated group	157.4	(1.8)	155.6	345.1	(9.2)	335.9
Net income	158.5	(1.8)	156.7	348.1	(9.2)	338.9
Net income attributable to the Company	$158.6	$(1.8)	$156.8	$348.2	$(9.2)	$339.0

The prior period impacts to the Company’s consolidated balance sheets and the related components of stockholder’s equity were as shown below (in millions of dollars). In addition, beginning retained earnings for the year ended October 30, 2022 decreased $108.7 million from $3,091.0 million to $2,982.3 million.

	October 30, 2022			May 1, 2022
	Previously		As	Previously		As
	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Assets
Receivables:
Retail notes	$22,860.3	$(61.3)	$22,799.0	$22,211.4	$(47.3)	$22,164.1
Total receivables	42,502.9	(61.3)	42,441.6	37,958.5	(47.3)	37,911.2
Total receivables – net	42,374.5	(61.3)	42,313.2	37,834.0	(47.3)	37,786.7
Deferred income taxes	23.3	2.2	25.5	29.6	1.9	31.5
Total Assets	$48,928.0	$(59.1)	$48,868.9	$44,012.9	$(45.4)	$43,967.5

Liabilities and Stockholder’s Equity
Accounts payable and accrued expenses	$866.1	$91.2	$957.3	$817.0	$103.1	$920.1
Deferred income taxes	239.4	(30.9)	208.5	246.8	(30.6)	216.2
Total liabilities	44,123.1	60.3	44,183.4	39,343.9	72.5	39,416.4
Stockholder’s equity:
Retained earnings	3,425.3	(119.4)	3,305.9	3,264.2	(117.9)	3,146.3
Total Company stockholder’s equity	4,803.4	(119.4)	4,684.0	4,667.3	(117.9)	4,549.4
Total stockholder’s equity	4,804.9	(119.4)	4,685.5	4,669.0	(117.9)	4,551.1
Total Liabilities and Stockholder’s Equity	$48,928.0	$(59.1)	$48,868.9	$44,012.9	$(45.4)	$43,967.5

The prior period impacts to the Company’s statement of consolidated cash flows were as follows (in millions of dollars):

	May 1, 2022
	Previously			As
	Reported	Adjustment		Adjusted
Cash Flows from Operating Activities:
Net income	$348.1		$(9.2)	$338.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Credit for deferred income taxes	(25.8)		(2.7)	(28.5)
Change in accounts payable and accrued expenses	(46.7)		9.5	(37.2)
Other	(93.7)		2.4	(91.3)
Net cash provided by operating activities	$541.1	$		$541.1

(13)  Subsequent Events

On May 22, 2023, the Company entered into a retail note securitization using its revolving warehouse facility that resulted in securitization borrowings of $589.1 million.

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

Industry Trends for Fiscal Year 2023

Industry sales of large agricultural machinery in the U.S. and Canada for 2023 are forecasted to increase approximately 10 percent compared to 2022. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be down about 5 percent in 2023. Industry sales of agricultural machinery in Europe are forecasted to be flat to up 5 percent, while South American industry sales of tractors and combines are expected to be flat in 2023. Asia industry sales are forecasted to be down moderately in 2023. On an industry basis, the U.S. and Canada construction equipment and compact construction equipment sales are both expected to be flat to up 5 percent in 2023. Global forestry and global roadbuilding industry sales are each expected to be flat.

John Deere Trends

Customers’ demand for integration of technology into equipment is a market trend underlying John Deere’s Smart Industrial operating model and Leap Ambitions framework. Customers have sought to improve profitability, productivity, and sustainability through technology. John Deere’s approach to technology involves hardware and software; guidance, connectivity and digital solutions; automation and machine intelligence; machine autonomy; and alternative propulsion technologies. This technology is incorporated into products within each of John Deere’s operating segments. Customers continue to adopt technology integrated in the John Deere portfolio of “smart” machines, systems, and solutions. The Company expects this trend to persist for the foreseeable future.

Demand for John Deere’s equipment remains strong, as order books are full throughout 2023. Agricultural fundamentals are expected to remain solid through 2023, and retail demand will comprise most of 2023 sales. The North American retail customer fleet age of combines and large tractors is historically high, and dealer inventories are low due to the manufacturing and supply chain constraints over the past few years. John Deere expects elevated demand to continue for the second half of the year as evidenced by retail customer orders that extend into 2024. Crop prices remain favorable to John Deere customers in part due to a stock-to-use ratio below the 10-year average for key grains. John Deere expects sales volume of large agricultural equipment to be greater in 2023 than 2022 in North America and Europe. Sales volume for small agriculture and turf equipment is expected to be lower than 2022 due to lower demand for consumer-oriented products, partially offset by stronger demand for mid-sized equipment. Construction equipment markets are forecasted to be steady. Strong U.S. infrastructure spending, industrial construction, and rental inventory restocking are expected to more than offset moderation in residential home and commercial real estate construction. Importantly, construction equipment dealer inventory remains below historical averages. Roadbuilding demand remains strongest in the U.S., largely offset by softening demand in Europe and parts of Asia.

Supply chain conditions have improved over 2022; however, John Deere continues to experience disruptions above historical norms. Supply chain disruptions impacted many aspects of John Deere’s business starting in 2022, including parts availability, increased production costs, and higher inventory levels. Past due deliveries from suppliers were at elevated levels during 2022. John Deere implemented mitigation efforts to minimize the impact of supply chain disruptions on its ability to meet customer demand. John Deere has experienced supply chain improvements in the second quarter of 2023. The reduction in supply chain disruptions contributed to higher levels of production in the second quarter of 2023. However, remaining constraints in the supply base will limit higher levels of production in the second half of the year. As a result, the production schedules in 2023 will be more aligned with the customers’ seasonal use of John Deere’s products, marking a return to historical seasonal production patterns.

Company Trends

Net income for the Company in fiscal year 2023 is expected to be lower than fiscal year 2022 primarily due to less favorable financing spreads, lower gains on operating lease dispositions, a higher provision for credit losses, and higher selling, administrative, and general expenses. These factors are expected to be partially offset by income earned on higher average portfolio balances, driven by strong demand of John Deere’s products throughout 2023, which is favorably impacting financing volumes.

Central bank policy interest rates increased in the first six months of 2023. Most of the Company’s Customer Receivables are fixed rate, while its wholesale receivables generally are variable rate. The Company has both fixed and variable rate borrowings. The Company manages the risk of interest rate fluctuations by balancing the types and amounts of its funding sources to its Receivable and Lease portfolios. Accordingly, the Company enters into interest rate swap agreements to manage its interest rate exposure. Historically, rising interest rates impact the Company’s borrowings sooner than the benefit is realized from the Receivable and Lease portfolio. As a result, the Company’s financing spread was unfavorably impacted by $85.7 million (after-tax) in the first six months of 2023 compared to 2022. The Company expects spread compression to persist during 2023.

Recent banking sector events have resulted in increased liquidity considerations. The Company’s deposits are well diversified, and as a result, the Company was not exposed to banks that have entered receivership or encountered liquidity issues. These events have not changed the Company’s access to capital markets. The Company continues to monitor counterparty exposure through regular reviews of various risk metrics and by adjusting exposure limits as needed.

As the Company’s volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, supply chain disruptions could impact the Company’s future volumes. Despite supply chain challenges, the Company’s volumes have grown and further growth is forecast in 2023, driven by strong demand for John Deere equipment.

Supply chain disruptions, rising interest rates, and recent banking sector events are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.

Other Items of Concern and Uncertainties

Other items of concern include global and regional political conditions, failure to raise the U.S. debt ceiling, economic and trade policies, imposition of new or retaliatory tariffs against certain countries or covering certain products, post-pandemic effects, capital market disruptions, changes in demand and pricing for new and used equipment, significant fluctuations in foreign currency exchange rates, and volatility in the prices of many commodities. These items could impact the Company’s results. John Deere and the Company are making investments in technology and in strengthening capabilities in digital, automation, autonomy, and alternative propulsion technologies. As with most technology investments, marketplace adoption, monetization, and regulation of these features holds an elevated level of uncertainty.

Financing Incentives

In the second quarter of 2023, the Company corrected the accounting treatment for financing incentives offered to John Deere dealers. Refer to Note 1, Note 2, and Note 12 of the interim consolidated financial statements for additional information. While prior period amounts have been restated for comparability, the impact of the correction in periods prior to the second quarter ended April 30, 2023 is not material to the consolidated financial statements of the Company in any of the impacted periods.

2023 Compared with 2022

The total revenues and net income attributable to the Company were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Total revenues	$929.3	$662.0	$1,765.8	$1,315.4
Net income attributable to the Company	130.0	156.8	267.6	339.0

Total revenues increased for the second quarter and first six months of 2023 primarily due to a 19% and 17% increase in average portfolio balances, respectively, in addition to higher average financing rates compared to the same periods last year. Net income for the second quarter and first six months of 2023 was lower compared to the same periods in 2022 primarily due to less favorable financing spreads, lower gains on operating lease dispositions, and a higher provision for credit losses, partially offset by income earned on higher average portfolio balances.

Revenues

Finance income, lease revenues, and other income earned by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	April 30	May 1%		April 30	May 1%
	2023	2022	Change	2023	2022	Change
Finance income earned on:
Retail notes	$352.1	$251.9	40	$682.1	$500.8	36
Revolving charge accounts	91.9	65.9	39	174.8	132.4	32
Wholesale receivables	204.0	71.0	187	355.5	130.9	172
Lease revenues	240.6	238.0	1	483.1	481.1
Other income	40.7	35.2	16	70.3	70.2

Finance income earned on retail notes, revolving charge accounts, and wholesale receivables increased during the second quarter and first six months of 2023 compared to 2022, due to higher average financing rates and higher average portfolio balances. Lease revenues were about the same for each period.

Other income increased slightly in the second quarter and was about the same for the first six months of 2023 compared to 2022 due to higher interest earned on the Company’s cash and cash equivalents, offset by lower gains on operating lease dispositions. While demand for used equipment remains strong, lease gains declined during 2023 as end-of-lease book values are now more closely aligned with equipment sale proceeds.

Revenues earned from John Deere totaled $251.2 million for the second quarter and $459.4 million for the first six months of 2023, compared with $149.7 million and $288.3 million for the same periods last year. The increase was primarily due to increased compensation paid by John Deere on wholesale receivables and retail notes, driven by a higher interest rate environment, in addition to higher average portfolio balances. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by the Company were as follows (in millions of dollars):

	Three Months Ended			Six Months Ended
	April 30	May 1%		April 30	May 1%
	2023	2022	Change	2023	2022	Change
Interest expense	$375.3	$55.7	574	$676.3	$155.2	336
Depreciation of equipment on operating leases	161.1	165.8	(3)	325.6	334.6	(3)
Administrative and operating expenses	140.0	128.2	9	276.7	244.6	13
Fees and interest paid to John Deere	58.1	99.6	(42)	115.7	139.3	(17)
Provision for credit losses	26.7	13.2	102	30.2	12.0	152
Provision for income taxes	39.0	43.9	(11)	75.8	93.8	(19)

The increase in interest expense for the second quarter and first six months of 2023 was primarily due to higher average borrowing rates and higher average borrowings.

Depreciation of equipment on operating leases decreased slightly for the second quarter and first six months of 2023 compared to 2022 due to lower average balances of equipment on operating leases.

Administrative and operating expenses increased in the second quarter and first six months of 2023 compared to 2022 due to higher dealer financing incentive program costs driven by increased finance volumes, in addition to higher employment costs, including incentive compensation.

Fees and interest paid to John Deere decreased in the second quarter and first six months of 2023 primarily due to a one-time payment to Deere & Company in 2022 that did not recur in 2023, related to unrealized gains on certain non-designated derivatives assumed by Deere & Company. This was partially offset by higher interest on intercompany borrowings from John Deere, driven by higher average borrowing rates.

The provision for credit losses increased in the second quarter and first six months of 2023 compared with the same periods last year primarily due to favorable allowance adjustments on agricultural retail notes and finance leases in 2022, which did not recur in the current year, in addition to higher net write-offs on revolving charge accounts in 2023. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .24 percent for the second quarter and .14 percent for the first six months of 2023, compared with .14 percent and .07 percent for the same periods last year, respectively.

The provision for income taxes decreased during the second quarter and first six months of 2023 primarily due to lower pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows (in millions of dollars):

	Three Months Ended
	April 30	May 1	$	%
	2023	2022	Change	Change
Retail notes:
Agriculture and turf	$3,443.7	$3,040.3	$403.4	13
Construction and forestry	674.1	779.8	(105.7)	(14)
Total retail notes	4,117.8	3,820.1	297.7	8
Revolving charge accounts	2,146.9	1,946.8	200.1	10
Financing leases	249.0	159.6	89.4	56
Equipment on operating leases	573.0	521.1	51.9	10
Total Receivables and Leases (excluding wholesale)	$7,086.7	$6,447.6	$639.1	10

	Six Months Ended
	April 30	May 1	$	%
	2023	2022	Change	Change
Retail notes:
Agriculture and turf	$6,128.2	$5,360.2	$768.0	14
Construction and forestry	1,304.7	1,454.2	(149.5)	(10)
Total retail notes	7,432.9	6,814.4	618.5	9
Revolving charge accounts	4,359.6	4,035.3	324.3	8
Financing leases	377.5	259.8	117.7	45
Equipment on operating leases	950.3	828.6	121.7	15
Total Receivables and Leases (excluding wholesale)	$13,120.3	$11,938.1	$1,182.2	10

Total Receivables and Leases owned were as follows (in millions of dollars):

	April 30	October 30	May 1
	2023	2022	2022
Retail notes:
Agriculture and turf	$24,323.1	$23,796.5	$21,462.9
Construction and forestry	5,064.4	4,954.1	4,780.4
Total retail notes	29,387.5	28,750.6	26,243.3
Revolving charge accounts	3,699.4	4,165.8	3,425.0
Wholesale receivables	12,880.4	8,404.5	7,346.4
Financing leases	1,116.2	1,120.7	896.5
Equipment on operating leases	4,724.2	4,853.5	4,708.7
Total Receivables and Leases	$51,807.7	$47,295.1	$42,619.9

Customer Receivables increased $166.0 million during the first six months of 2023 due to strong John Deere retail sales, partially offset by a seasonal decrease in revolving charge account receivables. Customer Receivables increased $3,638.3 million compared to one year ago due to strong John Deere retail sales. Wholesale receivables increased $4,475.9 million in the first six months of 2023 and $5,534.0 million compared to one year ago due to higher shipment volumes of John Deere equipment.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (in millions of dollars and as a percentage of the Receivables balance):

	April 30		October 30		May 1
	2023		2022		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$428.9	.91	$404.9	.95	$379.9	1.00
Non-performing Receivables	340.4	.72	263.2	.62	260.2	.69
Allowance for credit losses	133.7	.28	128.4	.30	124.5	.33

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

Deposits held from dealers and merchants amounted to $131.7 million at April 30, 2023, compared with $137.3 million at October 30, 2022 and $126.9 million at May 1, 2022. These balances primarily represent the aggregate dealer retail note and lease withholding accounts from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in other income when the dealer’s withholding account is charged. Recoveries from dealer deposits and other freestanding credit enhancements recorded in other income were $3.9 million in the second quarter and $5.8 million for the first six months of 2023, compared with $1.9 million and $3.1 million for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows (in millions of dollars):

	Three Months Ended
	April 30, 2023		May 1, 2022
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(8.1)	(.13)	$(5.3)	(.10)
Construction and forestry	(6.2)	(.48)	(8.0)	(.66)
Total retail notes and financing leases	(14.3)	(.19)	(13.3)	(.20)
Revolving charge accounts	(10.5)	(1.32)	(7.5)	(1.00)
Wholesale receivables			(.2)	(.01)
Total write-offs	(24.8)	(.23)	(21.0)	(.23)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	3.4	.05	2.7	.05
Construction and forestry	.8	.06	1.0	.08
Total retail notes and financing leases	4.2	.06	3.7	.06
Revolving charge accounts	5.6	.70	7.1	.95
Total recoveries	9.8	.09	10.8	.12
Total net write-offs	$(15.0)	(.14)	$(10.2)	(.11)

	Six Months Ended
	April 30, 2023		May 1, 2022
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(15.2)	(.12)	$(11.3)	(.10)
Construction and forestry	(9.3)	(.36)	(14.5)	(.61)
Total retail notes and financing leases	(24.5)	(.16)	(25.8)	(.19)
Revolving charge accounts	(18.0)	(1.11)	(11.5)	(.77)
Wholesale receivables	(.1)		(.2)	(.01)
Total write-offs	(42.6)	(.19)	(37.5)	(.21)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	5.0	.04	4.6	.04
Construction and forestry	1.6	.06	2.0	.08
Total retail notes and financing leases	6.6	.04	6.6	.05
Revolving charge accounts	10.9	.67	14.9	.99
Wholesale receivables	.6	.01
Total recoveries	18.1	.08	21.5	.12
Total net write-offs	$(24.5)	(.11)	$(16.0)	(.09)

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

Sources of Liquidity, Key Metrics and Balance Sheet Data

The Company relies on its ability to raise substantial amounts of funds to finance its Receivable and Lease portfolios. The Company has access to most global capital markets at a reasonable cost. The Company’s ability to meet its debt obligations is supported in several ways. The assets of the Company are self-liquidating in nature. A solid equity position is available to absorb unusual losses on these assets, and all commercial paper is backed by unsecured, committed borrowing lines from various banks. Liquidity is also provided by the Company’s ability to securitize its retail notes and through the issuance of term debt in both public and private markets. Additionally, liquidity may be provided through loans from John Deere. The Company closely monitors its liquidity sources against the cash requirements and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short-term (next 12 months) and long-term (beyond 12 months).

Key metrics and certain balance sheet data are provided in the following table, in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Cash, cash equivalents, and marketable securities	$1,495.0	$662.9	$633.7
Receivables and Leases – net	51,674.0	47,166.7	42,495.4
Interest-bearing debt	46,659.4	41,856.1	37,553.8
Unused credit lines	785.3	3,283.9	4,607.5
Ratio of interest-bearing debt to stockholder’s equity	8.1 to 1	8.9 to 1	8.3 to 1

The reduction in unused credit lines in 2023 compared to both prior periods relates to an increase in commercial paper outstanding, by both the Company and John Deere, due to changes in Receivables and funding mix.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows

	Six Months Ended
	April 30	May 1
(In millions of dollars)	2023	2022
Net cash provided by operating activities	$656.7	$541.1
Net cash used for investing activities	(4,843.3)	(1,698.0)
Net cash provided by financing activities	5,004.3	1,111.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13.6	(9.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$831.3	$(54.6)

Net cash was used for investing activities during the first six months of 2023 primarily due to growth in the wholesale and retail note portfolios. Net cash used by investing activities was funded primarily through external borrowings, capital investments from John Deere, and cash provided by operating activities, partially offset by a reduction in borrowings from John Deere.

Borrowings

Total borrowings increased $4,803.3 million in the first six months of 2023 and increased $9,105.6 million compared to a year ago, generally corresponding with the level of the Receivable and Lease portfolios. During the first six months of 2023, the Company issued $4,298.0 million and retired $3,121.4 million of long-term external borrowings, which primarily consisted of medium-term notes. During the first six months of 2023, the Company also issued $1,289.1 million and retired $1,622.4 million of retail note securitization borrowings and maintained an average commercial paper balance of $3,886.4 million. The Company’s funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2022 with an expiration in November 2023 and increased the total capacity or “financing limit” from $1,000.0 million to $1,500.0 million. At April 30, 2023, $948.1 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

Capital Investments and Dividends

In the first six months of 2023, Deere & Company increased its capital investment in JDFS by $810.0 million. JDFS, in turn, increased its capital investment in Capital Corporation by the same amount. The capital investments were made to maintain consistent leverage ratios driven by growth in total Receivables and corresponding borrowings. There were no capital investments during the first six months of 2022.

Capital Corporation did not declare or pay a dividend in the first six months of 2023. In the first six months of 2022, Capital Corporation declared and paid cash dividends to JDFS of $175.0 million. JDFS paid comparable dividends to Deere & Company.

Lines of Credit

The Company has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both the Company and Deere & Company. Worldwide lines of credit totaled $10,082.7 million at April 30, 2023, $785.3 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of the Company and John Deere, excluding secured borrowings and the current portion of long-term external borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2023 was a 364-day credit facility agreement of $5,000.0 million, expiring in the second quarter of 2024. In addition, total credit lines included long-term credit facility agreements of $2,500.0 million, expiring in the second quarter of 2027, and $2,500.0 million, expiring in the second quarter of 2028. These credit agreements require the Company to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for any four consecutive fiscal quarterly periods and its ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of the requirements in the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings

The Company’s ability to obtain funding is affected by its debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as the Company’s lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold the Company’s securities. A credit rating agency may change or withdraw ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are the same as those for John Deere. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Positive
Standard & Poor’s	A	A-1	Stable

Forward-Looking Statements

Certain statements contained herein, including in the section entitled “Overview” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	volume of Receivables and Leases being dependent upon the level of retail sales and leases of John Deere products;
●	changes in U.S. and international laws, regulations, and policies relating to trade, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which John Deere and the Company operate;
●	wars and other conflicts, including the current conflict between Russia and Ukraine;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth or possible recession, and regional or global liquidity constraints;
●	growth and sustainability of non-food uses for crops (including ethanol and biodiesel production);
●	John Deere’s and the Company’s ability to execute business strategies, including John Deere’s Smart Industrial operating model and Leap Ambitions;
●	John Deere’s and the Company’s ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions, including the Company’s financing solutions;
●	John Deere’s and the Company’s ability to adapt in highly competitive markets;
●	John Deere’s dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and the Company’s products and solutions;
●	stress in the banking sector may have adverse impacts on customers as well as on the Company’s ability to access cash deposits;

●	uncertainty related to prolonged negotiations regarding the U.S. federal debt ceiling or the U.S. government’s failure to raise the debt ceiling;
●	changes in the Company’s credit ratings and failure to comply with financial covenants in credit agreements could impact access to funding;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of John Deere or the Company and its products;
●	compliance with evolving U.S. and foreign laws, including economic sanctions, data privacy, environmental, anti-money laundering, and consumer finance laws and regulations;
●	legislation introduced or enacted that could affect John Deere’s business model and intellectual property, such as so-called right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage John Deere’s or the Company’s reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

Further information concerning the Company and its business, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q). There also may be other factors that we cannot anticipate or that are not described herein because we do not currently perceive them to be material.

The Company’s business is closely related to John Deere’s business. Further information, including factors that could materially affect the Company’s and John Deere’s financial results, is included in the most recent Deere & Company Annual Report on Form 10-K and Quarterly Report on Form 10-Q (including, but not limited to, the factors discussed in Item 1A., “Risk Factors” of the most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q) and other Deere & Company filings with the SEC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H.

Item 4.     Controls and Procedures.

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 30, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H.

Item 3.     Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Certain instruments relating to long-term debt, constituting less than 10 percent of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the SEC upon request of the SEC.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

10.1

364-Day Credit Agreement, dated March 27, 2023, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2027 Credit Agreement, dated March 27, 2023, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

2028 Credit Agreement, dated March 27, 2023, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.4	Second Amended Agreement, dated March 27, 2023, between the registrant and Deere & Company relating to fixed charges ratio, ownership, and minimum net worth of the registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	June 1, 2023	By:	/s/ Joshua A. Jepsen

Joshua A. Jepsen
Senior Vice President and Principal Financial Officer and Principal Accounting Officer