Form 10-Q
period 2024-04-28
DEERE JOHN CAPITAL CORP
filed 2024-05-30
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2024

or

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

At May 30, 2024, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Revenues
Finance income earned on retail notes	$463.8	$352.1	$916.1	$682.1
Lease revenues	265.4	240.6	530.2	483.1
Revolving charge account income	117.5	91.9	222.7	174.8
Finance income earned on wholesale receivables	309.7	204.0	580.8	355.5
Other income	43.1	40.7	110.2	70.3
Total revenues	1,199.5	929.3	2,360.0	1,765.8
Expenses
Interest expense	605.8	375.3	1,177.2	676.3
Operating expenses:
Depreciation of equipment on operating leases	166.7	161.1	333.9	325.6
Administrative and operating expenses	132.3	140.0	264.5	276.7
Fees and interest paid to John Deere	55.4	58.1	112.5	115.7
Provision for credit losses	79.3	26.7	100.3	30.2
Total operating expenses	433.7	385.9	811.2	748.2
Total expenses	1,039.5	761.2	1,988.4	1,424.5
Income of Consolidated Group before Income Taxes	160.0	168.1	371.6	341.3
Provision for income taxes	34.9	39.0	73.8	75.8
Income of Consolidated Group	125.1	129.1	297.8	265.5
Equity in income of unconsolidated affiliate	1.5	.8	2.8	1.8
Net Income	126.6	129.9	300.6	267.3
Less: Net income (loss) attributable to noncontrolling interests	.1	(.1)	(.4)	(.3)
Net Income Attributable to the Company	$126.5	$130.0	$301.0	$267.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023

Net Income	$126.6	$129.9	$300.6	$267.3

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	(9.2)	(1.0)	17.6	65.2
Unrealized gain (loss) on derivatives	7.5	(18.7)	(8.1)	(33.0)
Unrealized gain (loss) on debt securities	.6	(.4)	1.2
Other Comprehensive Income (Loss), Net of Income Taxes	(1.1)	(20.1)	10.7	32.2

Comprehensive Income of Consolidated Group	125.5	109.8	311.3	299.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	.1	(.1)	(.4)	(.3)
Comprehensive Income Attributable to the Company	$125.4	$109.9	$311.7	$299.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	April 28	October 29	April 30
	2024	2023	2023
Assets
Cash and cash equivalents	$1,492.2	$1,487.5	$1,493.8
Marketable securities	3.4	1.4	1.2
Receivables:
Retail notes	25,155.5	24,641.1	23,713.5
Retail notes securitized	7,289.1	7,356.8	5,674.0
Revolving charge accounts	3,791.4	4,594.4	3,699.4
Wholesale receivables	16,694.6	13,330.1	12,880.4
Financing leases	1,388.6	1,421.8	1,116.2
Total receivables	54,319.2	51,344.2	47,083.5
Allowance for credit losses	(174.4)	(146.4)	(133.7)
Total receivables – net	54,144.8	51,197.8	46,949.8
Other receivables	163.0	162.0	121.5
Receivables from John Deere	114.3	144.4	188.5
Equipment on operating leases – net	5,067.4	5,051.5	4,724.2
Notes receivable from John Deere	631.7	650.7	545.6
Investment in unconsolidated affiliate	30.6	27.6	26.9
Deferred income taxes	23.2	24.6	25.9
Other assets	399.2	367.5	335.0
Total Assets	$62,069.8	$59,115.0	$54,412.4

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$5,421.7	$6,836.1	$6,376.7
Securitization borrowings	6,976.1	6,995.2	5,379.2
Current maturities of long-term external borrowings	7,247.1	6,059.9	5,186.3
Total short-term external borrowings	19,644.9	19,891.2	16,942.2
Notes payable to John Deere	3,694.0	3,184.0	4,810.4
Other payables to John Deere	893.8	974.9	610.2
Accounts payable and accrued expenses	1,126.3	1,128.3	1,041.1
Deposits held from dealers and merchants	132.0	138.4	131.7
Deferred income taxes	413.6	456.3	175.0
Long-term external borrowings	30,166.2	27,439.3	24,906.8
Total liabilities	56,070.8	53,212.4	48,617.4
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	3,799.2	3,713.2	3,573.5
Accumulated other comprehensive loss	(93.7)	(104.4)	(72.5)
Total Company stockholder’s equity	5,998.3	5,901.6	5,793.8
Noncontrolling interests	.7	1.0	1.2
Total stockholder’s equity	5,999.0	5,902.6	5,795.0
Total Liabilities and Stockholder’s Equity	$62,069.8	$59,115.0	$54,412.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Six Months Ended
	April 28	April 30
	2024	2023
Cash Flows from Operating Activities:
Net income	$300.6	$267.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	100.3	30.2
Provision for depreciation and amortization	345.1	336.4
Credit for deferred income taxes	(39.8)	(25.0)
Change in accounts payable and accrued expenses	(7.1)	69.8
Change in accrued income taxes payable/receivable	25.1	7.9
Other	91.4	(29.9)
Net cash provided by operating activities	815.6	656.7

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(12,756.6)	(12,155.6)
Collections of receivables (excluding wholesale)	12,968.1	11,957.6
Increase in wholesale receivables – net	(3,281.9)	(4,277.7)
Cost of equipment on operating leases acquired	(1,039.9)	(956.8)
Proceeds from sales of equipment on operating leases	694.8	771.2
Cost of notes receivable acquired from John Deere	(27.7)	(207.0)
Collections of notes receivable from John Deere	48.1	35.7
Other	(4.5)	(10.7)
Net cash used for investing activities	(3,399.6)	(4,843.3)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net (original maturities of three months or less)	(17.1)	3,948.6
Decrease in securitization borrowings – net	(19.8)	(333.3)
Increase (decrease) in short-term borrowings with John Deere – net	514.8	(580.0)
Proceeds from external borrowings issued (original maturities greater than three months)	9,131.7	4,298.0
Payments of external borrowings (original maturities greater than three months)	(6,774.2)	(3,121.4)
Dividends paid	(215.0)
Capital investments from John Deere	.1	810.0
Debt issuance costs	(25.4)	(17.6)
Net cash provided by financing activities	2,595.1	5,004.3

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	2.2	13.6
Net Increase in Cash, Cash Equivalents, and Restricted Cash	13.3	831.3
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,612.9	766.1
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,626.2	$1,597.4

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,492.2	$1,493.8
Restricted cash*	134.0	103.6
Total Cash, Cash Equivalents, and Restricted Cash	$1,626.2	$1,597.4

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended April 28, 2024 and April 30, 2023

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended April 30, 2023
Balance January 29, 2023	$4,875.2	$1,482.8	$3,443.5	$(52.4)	$1.3
Net income (loss)	129.9		130.0		(.1)
Other comprehensive loss	(20.1)			(20.1)
Capital investment	810.0	810.0
Balance April 30, 2023	$5,795.0	$2,292.8	$3,573.5	$(72.5)	$1.2

Six Months Ended April 30, 2023
Balance October 30, 2022	$4,685.5	$1,482.8	$3,305.9	$(104.7)	$1.5
Net income (loss)	267.3		267.6		(.3)
Other comprehensive income	32.2			32.2
Capital investment	810.0	810.0
Balance April 30, 2023	$5,795.0	$2,292.8	$3,573.5	$(72.5)	$1.2

Three Months Ended April 28, 2024
Balance January 28, 2024	$5,873.4	$2,292.8	$3,672.7	$(92.6)	$.5
Net income	126.6		126.5		.1
Other comprehensive loss	(1.1)			(1.1)
Capital investment	.1				.1
Balance April 28, 2024	$5,999.0	$2,292.8	$3,799.2	$(93.7)	$.7

Six Months Ended April 28, 2024
Balance October 29, 2023	$5,902.6	$2,292.8	$3,713.2	$(104.4)	$1.0
Net income (loss)	300.6		301.0		(.4)
Other comprehensive income	10.7			10.7
Dividends declared	(215.0)		(215.0)
Capital investment	.1				.1
Balance April 28, 2024	$5,999.0	$2,292.8	$3,799.2	$(93.7)	$.7

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1) ORGANIZATION AND CONSOLIDATION

References to John Deere Capital Corporation (Capital Corporation), “the Company,” “we,” “us,” or “our” include our consolidated subsidiaries. John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. We provide and administer financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. References to “agriculture and turf” include both production and precision agriculture and small agriculture and turf. Deere & Company and its wholly-owned subsidiaries are collectively called “John Deere.”

We offer the following financing solutions:

●	Retail notes – we purchase retail installment sales and loan contracts from John Deere, which are generally acquired through independent John Deere retail dealers, and finance a limited amount of non-John Deere retail notes;
●	Revolving charge accounts – we finance and service revolving charge accounts, in most cases acquired from and offered through merchants and dealers in the agriculture and turf and construction and forestry markets;
●	Wholesale receivables – we provide wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment, primarily to finance inventories of equipment for those dealers; and
●	Financing and operating leases – we lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers.

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2024 and 2023 were April 28, 2024 and April 30, 2023, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

We are the primary beneficiary of and consolidate certain variable interest entities that are special purpose entities (SPEs) related to the securitization of receivables. See Note 5 for more information on these SPEs.

Presentation of Amounts

All amounts are presented in millions of dollars, unless otherwise specified.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

New Accounting Pronouncements

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance.

Accounting Pronouncements Adopted

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

2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Pronouncements to be Adopted

In March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures in annual reports and registration statements. The new rules will be effective for our annual reporting periods beginning in fiscal year 2028. In April 2024, the SEC stayed implementation of the climate-related disclosure requirements pending completion of legal challenges. We are monitoring these developments while assessing the effect of these rules on our related disclosures.

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

(3) OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Cumulative translation adjustment	$(119.2)	$(136.8)	$(103.8)
Unrealized gain on derivatives	26.7	34.8	33.8
Unrealized loss on debt securities	(1.2)	(2.4)	(2.5)
Total accumulated other comprehensive income (loss)	$(93.7)	$(104.4)	$(72.5)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended April 28, 2024
Cumulative translation adjustment	$(9.2)		$(9.2)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	26.4	$(5.5)	20.9
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(16.9)	3.5	(13.4)
Net unrealized gain (loss) on derivatives	9.5	(2.0)	7.5
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.9	(.3)	.6
Total other comprehensive income (loss)	$1.2	$(2.3)	$(1.1)

Six Months Ended April 28, 2024
Cumulative translation adjustment	$17.6		$17.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	18.6	$(3.9)	14.7
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(28.8)	6.0	(22.8)
Net unrealized gain (loss) on derivatives	(10.2)	2.1	(8.1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	1.9	(.7)	1.2
Total other comprehensive income (loss)	$9.3	$1.4	$10.7

Three Months Ended April 30, 2023
Cumulative translation adjustment	$(1.0)		$(1.0)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.7)	$.8	(2.9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(19.9)	4.1	(15.8)
Net unrealized gain (loss) on derivatives	(23.6)	4.9	(18.7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.7)	.3	(.4)
Total other comprehensive income (loss)	$(25.3)	$5.2	$(20.1)

Six Months Ended April 30, 2023
Cumulative translation adjustment	$65.2		$65.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(5.6)	$1.2	(4.4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(36.2)	7.6	(28.6)
Net unrealized gain (loss) on derivatives	(41.8)	8.8	(33.0)
Total other comprehensive income (loss)	$23.4	$8.8	$32.2

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.

●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables were as follows:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Accrued finance income and lease revenue reversed	$12.1	$5.1	$18.8	$7.9
Finance income and lease revenue recognized on cash payments	9.2	4.6	15.1	7.7

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

The credit quality analysis of Customer Receivables by year of origination was as follows:

	April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$6,333.8	$10,014.8	$5,872.1	$3,444.6	$1,394.3	$484.1	$3,569.6	$31,113.3
30-59 days past due	29.4	89.3	47.5	31.7	13.2	5.2	26.0	242.3
60-89 days past due	6.2	39.7	19.7	8.3	5.3	2.5	11.7	93.4
90+ days past due	.1	2.6	.7	2.5	4.8	.2		10.9
Non-performing	2.8	70.0	71.7	48.2	24.3	20.7	68.6	306.3
Construction and forestry
Current	1,319.7	1,946.0	1,222.6	591.7	163.4	70.3	107.3	5,421.0
30-59 days past due	23.0	51.3	31.3	17.2	7.0	2.9	4.6	137.3
60-89 days past due	7.3	31.2	12.2	9.2	2.7	1.0	1.7	65.3
90+ days past due	.3	.5	3.2	.4	.1			4.5
Non-performing	4.0	82.9	75.3	42.8	15.9	7.5	1.9	230.3
Total	$7,726.6	$12,328.3	$7,356.3	$4,196.6	$1,631.0	$594.4	$3,791.4	$37,624.6

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,998.3	$7,208.2	$4,459.1	$1,970.4	$666.3	$179.3	$4,424.8	$31,906.4
30-59 days past due	46.8	66.6	34.6	18.7	8.2	2.9	28.1	205.9
60-89 days past due	15.8	22.0	14.8	7.8	3.3	1.3	8.6	73.6
90+ days past due	1.4	.8	2.7	2.9	.1	.1		8.0
Non-performing	25.9	63.7	44.5	25.0	12.9	12.0	7.2	191.2
Construction and forestry
Current	2,343.4	1,586.2	859.0	279.2	65.3	27.3	118.6	5,279.0
30-59 days past due	44.4	28.1	24.8	8.6	3.4	.4	4.1	113.8
60-89 days past due	17.8	11.4	11.8	4.5	1.0	.2	1.8	48.5
90+ days past due	.1	1.2	.1	.1				1.5
Non-performing	34.1	67.5	51.2	20.7	7.5	4.0	1.2	186.2
Total	$15,528.0	$9,055.7	$5,502.6	$2,337.9	$768.0	$227.5	$4,594.4	$38,014.1

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,762.9	$9,434.5	$5,598.5	$2,662.7	$1,034.1	$392.3	$3,539.3	$28,424.3
30-59 days past due	8.6	48.8	50.1	29.1	16.5	7.8	14.2	175.1
60-89 days past due	1.1	9.8	20.1	16.9	3.1	1.9	7.7	60.6
90+ days past due		.2	.4	.1	.1	.1		.9
Non-performing	5.4	45.2	37.0	25.5	14.0	16.0	24.9	168.0
Construction and forestry
Current	1,168.7	1,954.1	1,179.4	440.4	132.8	49.4	106.6	5,031.4
30-59 days past due	5.6	30.5	23.9	22.9	20.8	9.5	3.7	116.9
60-89 days past due	.2	5.5	13.2	10.9	13.5	11.7	1.8	56.8
90+ days past due		1.3		.1	1.3			2.7
Non-performing	4.4	59.9	56.1	29.4	9.6	5.8	1.2	166.4
Total	$6,956.9	$11,589.8	$6,978.7	$3,238.0	$1,245.8	$494.5	$3,699.4	$34,203.1

The credit quality analysis of wholesale receivables by year of origination was as follows:

	April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$440.0	$314.2	$50.0	$1.6	$1.6	$1.6	$11,585.7	$12,394.7
30+ days past due							45.4	45.4
Non-performing							5.8	5.8
Construction and forestry
Current	11.3	12.7	1.9	18.8	.1		4,184.0	4,228.8
30+ days past due							19.9	19.9
Non-performing
Total	$451.3	$326.9	$51.9	$20.4	$1.7	$1.6	$15,840.8	$16,694.6

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$609.5	$92.6	$20.0	$3.9	$.7	$159.9	$9,270.1	$10,156.7
30+ days past due							45.8	45.8
Non-performing							5.7	5.7
Construction and forestry
Current	19.4	2.5	19.9	.2	.1	75.2	2,987.6	3,104.9
30+ days past due							17.0	17.0
Non-performing
Total	$628.9	$95.1	$39.9	$4.1	$.8	$235.1	$12,326.2	$13,330.1

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$258.8	$196.6	$34.3	$14.7	$2.0	$1.1	$9,844.4	$10,351.9
30+ days past due					.1		6.7	6.8
Non-performing							6.0	6.0
Construction and forestry
Current	9.1	3.5	22.9	.6	.2	.1	2,470.2	2,506.6
30+ days past due	.1						9.0	9.1
Non-performing
Total	$268.0	$200.1	$57.2	$15.3	$2.3	$1.2	$12,336.3	$12,880.4

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

Recoveries from freestanding credit enhancements, such as dealer deposits, and certain credit insurance contracts are not included in the estimate of expected credit losses. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged. Recoveries from freestanding credit enhancements recorded in “Other income” were $5.2 for the second quarter and $12.5 for the first six months of 2024, compared with $3.9 for the second quarter and $5.8 for the first six months of 2023.

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended April 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$115.1	$15.3	$9.2	$139.6
Provision for credit losses*	54.8	22.8		77.6
Write-offs	(28.1)	(23.0)		(51.1)
Recoveries	2.4	5.8	.2	8.4
Translation adjustments			(.1)	(.1)
End of period balance	$144.2	$20.9	$9.3	$174.4

	Six Months Ended April 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$114.9	$20.4	$11.1	$146.4
Provision (credit) for credit losses*	77.6	20.8	(.4)	98.0
Write-offs	(52.4)	(33.7)		(86.1)
Recoveries	4.1	13.4	.2	17.7
Translation adjustments			(1.6)	(1.6)
End of period balance	$144.2	$20.9	$9.3	$174.4

Receivables:
End of period balance	$33,833.2	$3,791.4	$16,694.6	$54,319.2

	Three Months Ended April 30, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$94.8	$16.0	$10.9	$121.7
Provision for credit losses*	18.6	8.2	.2	27.0
Write-offs	(14.3)	(10.5)		(24.8)
Recoveries	4.2	5.6		9.8
Translation adjustments	(.1)		.1
End of period balance	$103.2	$19.3	$11.2	$133.7

	Six Months Ended April 30, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance:
Beginning of period balance	$95.4	$21.9	$11.1	$128.4
Provision (credit) for credit losses*	25.4	4.5	(.3)	29.6
Write-offs	(24.5)	(18.0)	(.1)	(42.6)
Recoveries	6.6	10.9	.6	18.1
Translation adjustments	.3		(.1)	.2
End of period balance	$103.2	$19.3	$11.2	$133.7

Receivables:
End of period balance	$30,503.7	$3,699.4	$12,880.4	$47,083.5

* Excludes provision (credit) for credit losses on unfunded commitments of $1.7 and $2.3 for the three and six months ended April 28, 2024, respectively, and $(.3) and $.6 for the three and six months ended April 30, 2023, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses increased in the second quarter and first six months of 2024, primarily due to higher expected losses on agricultural customer accounts as a result of elevated delinquencies and a decline in market conditions. We continue to monitor the economy as part of the allowance setting process, including potential impacts of inflation and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Write-offs by year of origination were as follows:

	Six Months Ended April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Customer Receivables:
Agriculture and turf	$.4	$6.8	$7.7	$3.6	$5.0	$1.1	$29.8	$54.4
Construction and forestry	.2	10.1	8.7	4.7	2.8	1.3	3.9	31.7
Total	$.6	$16.9	$16.4	$8.3	$7.8	$2.4	$33.7	$86.1

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

The ending amortized cost of loans modified with borrowers experiencing financial difficulty during the second quarter and the six months ended April 28, 2024 was $31.5 and $40.8, respectively, of which $35.4 was current, $2.8 was 30-59 days past due, $.2 was 60-89 days past due, $.3 was greater than 90 days past due, and $2.1 was non-performing. These modifications represented .06 percent and .08 percent of our Receivable portfolio for the same periods, respectively.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the six months ended April 28, 2024. In addition, at April 28, 2024, commitments to provide additional financing to these customers were not significant.

Troubled Debt Restructuring

Prior to adopting ASU 2022-02, modifications of loans to borrowers experiencing financial difficulty were considered troubled debt restructurings when the modification resulted in a concession we would not otherwise consider. During the six months ended April 30, 2023, we identified 72 Receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.5, both pre-modification and post-modification. During this same period, there were no significant troubled debt restructurings that subsequently defaulted and were written off.

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

The components of the securitization programs were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Retail notes securitized	$7,289.1	$7,356.8	$5,674.0
Allowance for credit losses	(27.4)	(21.4)	(15.6)
Other assets (primarily restricted cash)	164.0	152.0	115.3
Total restricted securitized assets	$7,425.7	$7,487.4	$5,773.7

Securitization borrowings	$6,976.1	$6,995.2	$5,379.2
Accrued interest on borrowings	11.8	12.6	8.3
Total liabilities related to restricted securitized assets	$6,987.9	$7,007.8	$5,387.5

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Sales-type and direct financing lease revenues	$26.3	$19.6	$53.3	$38.4
Operating lease revenues	235.7	216.8	469.9	435.7
Variable lease revenues	4.1	4.6	8.1	10.2
Total lease revenues	$266.1	$241.0	$531.3	$484.3

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $.7 and $1.1 for the second quarter and the six months ended April 28, 2024, respectively, compared with $.4 and $1.2 for the same periods last year, respectively.

The cost of equipment on operating leases by market was as follows:

	April 28	October 29	April 30
	2024	2023	2023
Agriculture and turf	$5,336.2	$5,265.2	$4,921.6
Construction and forestry	997.8	1,042.4	1,067.9
Total	6,334.0	6,307.6	5,989.5
Accumulated depreciation	(1,266.6)	(1,256.1)	(1,265.3)
Equipment on operating leases – net	$5,067.4	$5,051.5	$4,724.2

Total operating lease residual values at April 28, 2024, October 29, 2023, and April 30, 2023 were $3,564.5, $3,538.3, and $3,277.0, respectively. John Deere dealers generally provide a first-loss residual value guarantee on operating lease originations. Total residual value guarantees were $617.0, $566.9, and $501.3 at April 28, 2024, October 29, 2023, and April 30, 2023, respectively.

We discuss with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at April 28, 2024, October 29, 2023, and April 30, 2023 were $19.9, $16.2, and $16.3, respectively. Matured operating lease inventory is reported in “Other assets.”

(7) NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE

We provide loans to Banco John Deere S.A. (BJD), a John Deere finance subsidiary in Brazil, which are reported in “Notes receivable from John Deere.” Balances due from BJD were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Notes receivable from John Deere	$631.7	$650.7	$545.6

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere is recorded in “Other income” and was $11.3 for the second quarter and $22.8 in the first six months of 2024 compared with $8.6 and $15.4 for the same periods last year, respectively.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	April 28	October 29	April 30
	2024	2023	2023
Notes payable to John Deere	$3,694.0	$3,184.0	$4,810.4

The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At April 28, 2024, $536.5 of the intercompany borrowings were long-term loans without a due on demand call option, which mature in 2026. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $41.5 for the second quarter and $85.3 for the first six months of 2024, compared with $45.8 and $85.7 for the same periods last year, respectively, which is recorded in “Fees and interest paid to John Deere.”

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	April 28	October 29	April 30
	2024	2023	2023
Senior Debt:
Medium-term notes	$30,256.9	$27,522.8	$24,977.3
Other notes	.2		.3
Total senior debt	30,257.1	27,522.8	24,977.6
Unamortized debt discount and debt issuance costs	(90.9)	(83.5)	(70.8)
Total	$30,166.2	$27,439.3	$24,906.8

Medium-term notes are primarily offered by prospectus and issued at fixed and variable rates. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps. The principal balances of the medium-term notes were $31,366.3, $28,733.5, and $25,625.1 at April 28, 2024, October 29, 2023, and April 30, 2023, respectively, and have maturity dates through 2034. All outstanding medium-term notes and other notes in the table above are senior unsecured borrowings and generally rank equally with each other.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc., a John Deere finance subsidiary in Canada. At April 28, 2024, the following notional amounts were guaranteed by us:

●	Medium-term notes: $3,368.4
●	Commercial paper: $2,320.2
●	Derivatives: $4,011.4, with a fair value liability of $101.2

The weighted-average interest rate on the medium-term notes at April 28, 2024 was 3.3 percent with a maximum remaining maturity of five years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at April 28, 2024 were as follows:

●	John Deere dealers: $7,660.8
●	Customers: $33,549.5, primarily related to revolving charge accounts

We have a reserve for credit losses of $4.3 on unfunded commitments that are not unconditionally cancellable at April 28, 2024, which is recorded in “Accounts payable and accrued expenses.”

At April 28, 2024, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of April 28, 2024.

We are subject to various unresolved legal actions which arise in the normal course of our business, the most prevalent of which relate to retail credit matters. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values were as follows:

	April 28, 2024		October 29, 2023		April 30, 2023
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$46,883.1	$46,466.0	$43,862.4	$43,168.7	$41,291.4	$40,883.5
Retail notes securitized – net	7,261.7	7,062.5	7,335.4	7,055.8	5,658.4	5,493.8
Securitization borrowings	6,976.1	6,934.7	6,995.2	6,921.1	5,379.2	5,271.2
Current maturities of long-term external borrowings	7,247.1	7,150.3	6,059.9	5,953.0	5,186.3	5,078.3
Long-term external borrowings	30,166.2	30,127.5	27,439.3	27,057.7	24,906.8	24,658.8

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Marketable securities
International debt securities	$3.4	$1.4	$1.2
Receivables from John Deere
Derivatives	114.3	144.4	188.5
Other assets
Derivatives	6.5	11.3	12.4
Total assets	$124.2	$157.1	$202.1

Other payables to John Deere
Derivatives	$893.8	$974.9	$610.2
Accounts payable and accrued expenses
Derivatives	3.7	.5	1.8
Total liabilities	$897.5	$975.4	$612.0

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next seven years. At April 28, 2024, the amortized cost basis and fair value of these available-for-sale debt securities were $5.2 and $3.4, respectively. Unrealized losses at April 28, 2024 were not recognized in income due to the ability and intent to hold the securities.

There were no assets or liabilities measured at fair value on a nonrecurring basis, other than Receivables with specific allowances which were not material, during each of the periods ended April 28, 2024, October 29, 2023, and April 30, 2023.

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

The fair values of our derivative instruments and the associated notional amounts were as follows:

	April 28, 2024			October 29, 2023			April 30, 2023
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$2,700.0	$33.7	$.4	$1,500.0	$44.7		$2,250.0	$54.8	$5.8

Fair value hedges:
Interest rate contracts - swaps	12,822.2	7.6	842.3	11,859.4		$915.7	10,280.9	49.3	558.2

Not designated as hedging instruments:
Interest rate contracts - swaps	6,421.3	46.9	15.0	8,010.9	72.2	27.4	6,009.3	73.5	23.1
Foreign currency exchange contracts	1,587.9	6.5	3.7	1,546.5	11.3	.5	1,312.3	12.4	1.8
Cross-currency interest rate contracts	211.2	1.0	11.0	175.8	3.2	7.5	163.3	1.4	13.6
Interest rate caps - sold	1,458.7		25.1	1,336.0		24.3	966.8		9.5
Interest rate caps - purchased	1,458.7	25.1		1,336.0	24.3		966.8	9.5

The amount of gain recorded in other comprehensive income (OCI) related to cash flow hedges at April 28, 2024 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $36.8 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
		Cumulative	Carrying	Cumulative
	Carrying	Fair Value	Amount of	Fair Value
	Amount of	Hedging	Formerly	Hedging
April 28, 2024	Hedged Item	Adjustment	Hedged Item	Adjustment
Current maturities of long-term external borrowings			$2,565.0	$16.0
Long-term external borrowings	$11,919.8	$(845.2)	7,615.5	(264.2)

October 29, 2023
Current maturities of long-term external borrowings			$1,814.0	$14.9
Long-term external borrowings	$10,883.7	$(922.6)	7,144.1	(288.1)

April 30, 2023
Current maturities of long-term external borrowings			$1,213.3	$13.9
Long-term external borrowings	$9,719.4	$(515.9)	5,656.7	(131.9)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Fair Value Hedges
Interest rate contracts - Interest expense	$(439.5)	$(3.9)	$(103.8)	$231.4

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$26.4	$(3.7)	$18.6	$(5.6)

Reclassified from OCI:
Interest rate contracts - Interest expense	16.9	19.9	28.8	36.2

Not Designated as Hedges
Interest rate contracts - Interest expense *	$5.6	$4.3	$(.1)	$2.4
Foreign currency exchange contracts - Administrative and operating expenses *	15.7	75.3	(87.5)	(59.8)
Total not designated	$21.3	$79.6	$(87.6)	$(57.4)

*    Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliated party transactions for the three months ended April 28, 2024 and April 30, 2023 were a loss of $416.8 and gain of $13.9, respectively. The amounts we recognized on these affiliated party transactions for the six months ended April 28, 2024 and April 30, 2023 were a loss of $85.4 and gain of $256.4, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of April 28, 2024, October 29, 2023, and April 30, 2023.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and collateral were as follows:

	April 28, 2024
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$6.5	$(.9)		$5.6
John Deere	114.3	(62.6)		51.7
Liabilities
External	3.7	(.9)		2.8
John Deere	893.8	(62.6)		831.2

	October 29, 2023
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$11.3	$(.1)		$11.2
John Deere	144.4	(107.0)		37.4
Liabilities
External	.5	(.1)		.4
John Deere	974.9	(107.0)		867.9

	April 30, 2023
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$12.4	$(1.5)		$10.9
John Deere	188.5	(147.0)		41.5
Liabilities
External	1.8	(1.5)		.3
John Deere	610.2	(147.0)		463.2

(12)SUBSEQUENT EVENT

In May 2024, we entered into a retail note securitization transaction, resulting in $318.8 of secured borrowings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Agriculture and Turf Outlook for 2024

●	John Deere expects large and small agricultural equipment sales to be down from 2023 levels in North America, Europe, and South America.
●	Agricultural fundamentals across all of John Deere’s major markets are expected to moderate in 2024 due to rising global stocks, lower commodity prices, elevated interest rates, and weather volatility. In the U.S. and Canada, this is partially offset by resilient farm balance sheets.
●	The U.S. equipment fleet age is elevated for both tractors and combines. However, increases in used inventory levels are impacting purchasing decisions.
●	In Europe, the dairy and livestock sector is expected to improve due to stronger pricing amid lower feed costs while spring weather conditions have caused uncertainty about winter seeded crop yields. In addition, persistent, elevated input costs have decreased demand in Europe.
●	Due to macro-economic trends in U.S. consumer markets including lower levels of home sales, persistently higher interest rates, and inventory reductions, sales of compact utility tractors and riding lawn equipment continue to be lower.

Construction and Forestry Outlook for 2024

●	Construction equipment industry sales are forecasted to be flat to down from 2023 levels.
●	Benefits from increasing U.S. infrastructure spending, elevated manufacturing investment levels, and improving single family housing starts are expected to partially offset declines in commercial real estate construction and softening rental demand.
●	Roadbuilding demand remains strong in the U.S., largely offset by softening demand in Europe.

Company Trends

Our net income for fiscal year 2024 is expected to be higher than fiscal year 2023 primarily due to income earned on a higher average portfolio and lower dealer financing incentives, partially offset by a higher provision for credit losses and less favorable financing spreads.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, and government policies. These factors affect farmers’ income and may result in lower demand for equipment. We may experience higher receivable write-offs and losses on equipment on operating leases during unfavorable market conditions.

Interest Rates. Central bank policy interest rates increased in 2023 and have remained elevated. Most of our receivables and leases with retail customers are fixed rate, while our wholesale receivables generally are variable rate. This Receivable and Lease portfolio is financed with fixed and variable rate borrowings. We manage our exposure to interest rate fluctuations by matching the interest rate characteristics of our portfolio with our funding sources. We also enter into interest rate swap agreements to match our interest rate exposure.

Rising interest rates have historically impacted our borrowings sooner than the benefit is realized from our Receivable and Lease portfolio. As a result, we experienced $25.0 (after-tax) less favorable financing spreads in the first six months of 2024 compared to 2023. We expect to continue experiencing spread compression in 2024, but at a moderating pace relative to spread compression experienced in 2023.

Higher interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflict in the Middle East,
●	economic, tax, and trade policies,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair or right to modify,
●	weather conditions,

●	marketplace adoption and monetization of technologies we have invested in,
●	John Deere’s and our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	changes in demand and pricing for new and used equipment,
●	delays or disruptions in John Deere’s supply chain,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth or recession.

2024 COMPARED WITH 2023

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
	2024	2023	Change	2024	2023	Change
Total revenues	$1,199.5	$929.3	29	$2,360.0	$1,765.8	34
Net income attributable to the Company	126.5	130.0	(3)	301.0	267.6	12

Total revenues increased for the second quarter and first six months of 2024 primarily due to a 17 percent and 18 percent increase in average portfolio balances, respectively, and higher average financing rates. Net income for the quarter was lower than the same period in 2023 primarily due to a higher provision for credit losses and less favorable financing spreads, mostly offset by income earned on higher average portfolio balances. Year-to-date net income was higher due to income earned on higher average portfolio balances and lower dealer financing incentives, partially offset by a higher provision for credit losses and less favorable financing spreads.

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
	2024	2023	Change	2024	2023	Change
Finance income earned on:
Retail notes	$463.8	$352.1	32	$916.1	$682.1	34
Revolving charge accounts	117.5	91.9	28	222.7	174.8	27
Wholesale receivables	309.7	204.0	52	580.8	355.5	63
Lease revenues	265.4	240.6	10	530.2	483.1	10
Other income	43.1	40.7	6	110.2	70.3	57

Higher average portfolio balances and higher average finance rates drove increased revenues across all products for the second quarter and first six months of 2024 compared to 2023. The change was most pronounced within wholesale receivables, due to an increase in average portfolio balances of 42 percent and 49 percent for the second quarter and first six months of 2024, respectively, due to higher dealer inventory levels.

Other income increased in the second quarter and first six months of 2024 compared to 2023 due to higher interest earned on our cash and cash equivalents and intercompany receivables from John Deere. Year-to-date results also benefited from an international support payment from John Deere as a result of foreign exchange losses in Argentina due to currency devaluation.

Revenues earned from John Deere totaled $292.3 for the second quarter and $570.7 for the first six months of 2024, compared with $251.2 and $459.4 for the same periods last year, respectively. The increases were primarily due to increased compensation paid by John Deere on wholesale receivables and retail notes, driven by a higher interest rate environment, in addition to higher average portfolio balances. The international support payment from John Deere noted above also contributed to the year-to-date increase. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
	2024	2023	Change	2024	2023	Change
Interest expense	$605.8	$375.3	61	$1,177.2	$676.3	74
Depreciation of equipment on operating leases	166.7	161.1	3	333.9	325.6	3
Administrative and operating expenses	132.3	140.0	(5)	264.5	276.7	(4)
Fees and interest paid to John Deere	55.4	58.1	(5)	112.5	115.7	(3)
Provision for credit losses	79.3	26.7	197	100.3	30.2	232
Provision for income taxes	34.9	39.0	(11)	73.8	75.8	(3)

The increase in interest expense for the second quarter and first six months of 2024 was primarily due to higher average borrowing rates and higher average borrowings to fund a larger portfolio.

Administrative and operating expenses in the second quarter and first six months of 2024 decreased compared to the same periods in 2023 due to lower dealer financing incentive program costs. Additionally, the results for the quarter were positively impacted by lower foreign exchange losses. However, the year-to-date results were partially offset by higher foreign exchange losses in Argentina due to currency devaluation in the first quarter of 2024.

The provision for credit losses increased in the second quarter and first six months of 2024 compared with the same periods last year due to higher net write-offs on retail notes and revolving charge accounts and an increase in allowance, driven by higher expected losses on agricultural customer accounts as a result of elevated delinquencies and a decline in market conditions. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .61 percent for the second quarter and .39 percent for the first six months of 2024, compared with .24 percent and .14 percent for the same periods last year, respectively.

The provision for income taxes decreased during the second quarter and first six months of 2024 primarily due to favorable discrete tax items and a lower effective tax rate.  The decrease year-to-date was partially offset by the effect of higher pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	April 28	April 30	$	%
	2024	2023	Change	Change
Retail notes:
Agriculture and turf	$3,566.5	$3,443.7	$122.8	4
Construction and forestry	698.2	674.1	24.1	4
Total retail notes	4,264.7	4,117.8	146.9	4
Revolving charge accounts	2,280.5	2,146.9	133.6	6
Financing leases	364.1	249.0	115.1	46
Equipment on operating leases	678.7	573.0	105.7	18
Total Receivables and Leases (excluding wholesale)	$7,588.0	$7,086.7	$501.3	7

	Six Months Ended
	April 28	April 30	$	%
	2024	2023	Change	Change
Retail notes:
Agriculture and turf	$6,399.6	$6,128.2	$271.4	4
Construction and forestry	1,451.8	1,304.7	147.1	11
Total retail notes	7,851.4	7,432.9	418.5	6
Revolving charge accounts	4,356.1	4,359.6	(3.5)
Financing leases	549.5	377.5	172.0	46
Equipment on operating leases	1,038.8	950.3	88.5	9
Total Receivables and Leases (excluding wholesale)	$13,795.8	$13,120.3	$675.5	5

Receivable and Lease portfolio balances were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Retail notes:
Agriculture and turf	$26,919.2	$26,708.3	$24,323.1
Construction and forestry	5,525.4	5,289.6	5,064.4
Total retail notes	32,444.6	31,997.9	29,387.5
Revolving charge accounts	3,791.4	4,594.4	3,699.4
Wholesale receivables	16,694.6	13,330.1	12,880.4
Financing leases	1,388.6	1,421.8	1,116.2
Equipment on operating leases	5,067.4	5,051.5	4,724.2
Total Receivables and Leases	$59,386.6	$56,395.7	$51,807.7

Customer Receivables decreased $389.5 during the first six months of 2024 due to a seasonal decrease in revolving charge account receivables. Customer Receivables increased $3,421.5 compared to one year ago due to strong John Deere retail sales of new and used equipment. Wholesale receivables increased $3,364.5 in the first six months of 2024 and $3,814.2 compared to one year ago due to higher dealer inventory levels.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	April 28, 2024		October 29, 2023		April 30, 2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$619.0	1.14	$514.1	1.00	$428.9	.91
Non-performing Receivables	542.4	1.00	383.1	.75	340.4	.72
Allowance for credit losses	174.4	.32	146.4	.29	133.7	.28

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

Deposits held from dealers and merchants amounted to $132.0 at April 28, 2024, compared with $138.4 at October 29, 2023 and $131.7 at April 30, 2023. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged. Recoveries from dealer deposits and other freestanding credit enhancements recorded in other income were $5.2 in the second quarter and $12.5 for the first six months of 2024, compared with $3.9 and $5.8 for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	April 28, 2024		April 30, 2023
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(14.2)	(.21)	$(8.1)	(.13)
Construction and forestry	(13.9)	(.99)	(6.2)	(.48)
Total retail notes and financing leases	(28.1)	(.34)	(14.3)	(.19)
Revolving charge accounts	(23.0)	(2.78)	(10.5)	(1.32)
Wholesale receivables
Total write-offs	(51.1)	(.39)	(24.8)	(.23)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	1.2	.02	3.4	.05
Construction and forestry	1.2	.08	.8	.06
Total retail notes and financing leases	2.4	.03	4.2	.06
Revolving charge accounts	5.8	.70	5.6	.70
Wholesale receivables	.2	.01
Total recoveries	8.4	.06	9.8	.09
Total net write-offs	$(42.7)	(.33)	$(15.0)	(.14)

	Six Months Ended
	April 28, 2024		April 30, 2023
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(24.6)	(.18)	$(15.2)	(.12)
Construction and forestry	(27.8)	(.99)	(9.3)	(.36)
Total retail notes and financing leases	(52.4)	(.31)	(24.5)	(.16)
Revolving charge accounts	(33.7)	(1.95)	(18.0)	(1.11)
Wholesale receivables			(.1)
Total write-offs	(86.1)	(.34)	(42.6)	(.19)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	2.5	.02	5.0	.04
Construction and forestry	1.6	.06	1.6	.06
Total retail notes and financing leases	4.1	.03	6.6	.04
Revolving charge accounts	13.4	.77	10.9	.67
Wholesale receivables	.2		.6	.01
Total recoveries	17.7	.07	18.1	.08
Total net write-offs	$(68.4)	(.27)	$(24.5)	(.11)

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

Key metrics and certain balance sheet data are provided in the following table:

	April 28	October 29	April 30
	2024	2023	2023
Cash, cash equivalents, and marketable securities	$1,495.6	$1,488.9	$1,495.0
Receivables and Leases – net	59,212.2	56,249.3	51,674.0
Interest-bearing debt	53,505.1	50,514.5	46,659.4
Unused credit lines	2,786.7	841.2	785.3
Ratio of interest-bearing debt to stockholder’s equity	8.9 to 1	8.6 to 1	8.1 to 1

The increase in unused credit lines in 2024 compared to both prior periods primarily relates to a decrease in commercial paper outstanding, by both us and John Deere.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

CASH FLOWS
	Six Months Ended
	April 28	April 30
	2024	2023
Net cash provided by operating activities	$815.6	$656.7
Net cash used for investing activities	(3,399.6)	(4,843.3)
Net cash provided by financing activities	2,595.1	5,004.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2.2	13.6
Net increase in cash, cash equivalents, and restricted cash	$13.3	$831.3

Net cash was used for investing activities during the first six months of 2024 primarily due to growth in the wholesale portfolio, which was funded primarily through external borrowings and cash provided by operating activities.

Borrowings

Total borrowings increased $2,990.6 in the first six months of 2024 and increased $6,845.7 compared to a year ago, generally corresponding with the level of the Receivable and Lease portfolios. During the first six months of 2024, we issued $6,096.3 and retired $2,323.5 of long-term external borrowings, which primarily consisted of medium-term notes. During the first six months of 2024, we also issued $1,879.8 and retired $1,899.6 of retail note securitization borrowings and maintained an average commercial paper balance of $6,448.8. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2023 with an expiration in November 2024 and with an increase in the total capacity or “financing limit” from $1,500.0 to $2,000.0. At April 28, 2024, $1,434.5 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit were $10,631.3 at April 28, 2024, consisting primarily of:

●a 364-day credit facility agreement of $5.0 billion, expiring in the second quarter of 2025,
●a credit facility agreement of $2.75 billion, expiring in the second quarter of 2028, and
●a credit facility agreement of $2.75 billion, expiring in the second quarter of 2029.

At April 28, 2024, $2,786.7 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes in and compliance with U.S., foreign and international laws, regulations, and policies relating to trade, economic sanctions, data privacy, spending, taxing, banking, monetary, environmental (including climate change and engine emissions), and farming policies;
●	volumes of Receivables and Leases being dependent upon the level of retail sales and leases of new and used John Deere products;
●	political, economic, and social instability of the geographies in which we and John Deere operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
●	worldwide demand for food and different forms of renewable energy;
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and Leap Ambitions;
●	John Deere’s and our ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions, including our financing solutions;
●	John Deere’s and our ability to adapt in highly competitive markets;
●	John Deere dealers’ practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions;
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;

●	the failure of John Deere’s equipment to perform as expected, which could result in warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products;
●	loss of or challenges to intellectual property rights;
●	legislation introduced or enacted that could affect John Deere’s business model and intellectual property, such as right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage John Deere’s or our reputation or brand;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, available farm acres, acreage planted, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 28, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

We are subject to various unresolved legal actions which arise in the normal course of our business, the most prevalent of which relate to retail credit matters. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

Item 1A.Risk Factors

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H.

Item 3.Defaults Upon Senior Securities

Omitted pursuant to General Instruction H.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

10.1

364-Day Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2028 Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

2029 Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 30, 2024	By:	/s/ Joshua A. Jepsen

Joshua A. Jepsen
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)