Form 10-K
period 2024-10-27
DEERE JOHN CAPITAL CORP
filed 2024-12-12
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2386361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 5328 Madison, Wisconsin	53705-0328	(800) 438-7394
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
2.00% Senior Notes Due 2031	JDCC 31	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At December 12, 2024, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with certain reduced disclosures as permitted by Instruction I(2).

PART I

ITEM 1.  BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements as they do not relate to historical or current facts and by words such as “believe,” “expect,” “estimate,” “anticipate,” “will,” “aim,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could,” and similar words or expressions.

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

As used herein, John Deere Capital Corporation (Capital Corporation) and its subsidiaries are collectively referred to as “we,” “us,” “our,” or “the Company,” unless designated or identified otherwise.

Presentation of Amounts

All amounts are presented in millions of dollars, unless otherwise specified.

The Company

Capital Corporation was incorporated under the laws of Delaware and commenced operations in 1958. All of our outstanding common stock is owned by John Deere Financial Services, Inc. (JDFS), a wholly-owned subsidiary of Deere & Company. See “Our Relationships with John Deere” for additional information regarding agreements between us and Deere & Company. We conduct business in Australia, New Zealand, the United States (U.S.), and in several countries in Africa, Asia, Europe, and Latin America, including Argentina, Chile, and Mexico.

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

Available Information

Deere & Company’s internet address is https://www.deere.com. The information contained on John Deere’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Business of John Deere

John Deere’s operations are categorized into four business segments:

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions for production-scale growers of crops like large grains (such as corn and soy), small grains (such as wheat, oats, and barley), cotton, and sugarcane. Equipment manufactured and distributed by the segment includes large and certain mid-size tractors, combines, cotton pickers, cotton strippers, sugarcane harvesters, and related harvesting front-end equipment. In addition, the segment includes tillage, seeding, and application equipment, including sprayers and nutrient management and soil preparation machinery.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions designed to unlock customer value and sustainability for dairy and livestock producers, high-value crop and small acreage crop producers, and turf and utility customers. Equipment manufactured and distributed by the segment includes certain mid-size, small and utility tractors, and related loaders and attachments; turf and utility equipment, including riding lawn equipment, commercial mowing equipment, golf course equipment, utility vehicles, implements for mowing, tilling, snow and debris handling, aerating, and other residential, commercial, golf, and sports turf care applications; and hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers.

The construction and forestry segment delivers a robust portfolio of construction, roadbuilding, and forestry products with precision technology solutions. The segment’s primary construction products include excavators, wheel loaders, motor graders, dozers, backhoes, articulated dump trucks, compact construction equipment including skid steers, compact excavators, and compact truck loaders, along with a variety of attachments. The segment’s primary roadbuilding products include milling machines, pavers, compactors, rollers, crushers, screens, and asphalt plants, and the primary forestry products include skidders, wheeled and tracked feller bunchers, forwarders, knuckleboom loaders, wheeled and tracked harvesters, swing machines, and precision forestry technology solutions.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets. For roadbuilding products in certain markets outside the U.S. and Canada, the products are sold through John Deere-owned sales and service subsidiaries.

The financial services segment includes our operations (described herein) and additional operations in the U.S., Canada, Brazil, China, India, and Thailand. The segment primarily finances sales and leases by John Deere dealers of new and used production and precision agriculture equipment, small agriculture and turf equipment, and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and, in certain jurisdictions, offers extended equipment warranties.

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

For fiscal 2024, worldwide net income attributable to Deere & Company was $7,100, or $25.62 per share, compared with $10,166, or $34.63 per share, in fiscal 2023.

Deere & Company’s consolidated net sales and revenues decreased 16 percent to $51,716 in 2024, compared with $61,251 in 2023. Net sales of the equipment operations decreased in fiscal 2024 to $44,759, compared with $55,565 last year, due to lower sales volumes.

The financial services operations reported net income of $696 for fiscal 2024 compared with $619 in fiscal 2023. Excluding the impact of a one-time correction of the accounting treatment for financing incentives offered to John Deere dealers in 2023, net income declined as a result of a higher provision for credit losses and less favorable financing spreads driven primarily by the receivable portfolio mix. These factors were partially offset by income earned on higher average portfolio balances.

Smart Industrial Operating Model and Leap Ambitions

John Deere’s Smart Industrial Operating Model is based on the following three focus areas:

(a)	Production systems: A strategic alignment of products and solutions around John Deere customers’ operations. Production systems refer to the series of steps John Deere's customers take to execute different tasks, operations, and projects to grow an agricultural product or execute a project.
(b)	Technology stack: Investments in technology, as well as research and development, that deliver intelligent solutions to John Deere customers through hardware and devices, embedded software, connectivity, data platforms, and applications. The technology stack leverages these core technologies, including digital capabilities, automation and machine learning, autonomy, and alternative power technologies.
(c)	Lifecycle solutions: The integration of John Deere’s aftermarket and support capabilities to more effectively manage customer equipment, service, and technology needs across the full lifetime of a John Deere product, and with a specific lifecycle solution focus on the ownership experience.

John Deere’s Leap Ambitions are a framework designed to boost economic value and sustainability for its customers. The Leap Ambitions set goals to measure the results of John Deere's Smart Industrial Operating Model. The ambitions align across the production systems of John Deere customers, seeking to optimize their operations to deliver better outcomes with fewer resources. As an enabling business, we are fully integrated with John Deere’s Smart Industrial Operating Model and are focused on providing financial solutions to help John Deere achieve its Leap Ambitions.

Our Relationships with John Deere

Our results of operations are affected by our relationships with John Deere, including, among other items, the terms on which we acquire Receivables and borrow funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with our purchase of trade receivables from John Deere, the payment to John Deere for various expenses applicable to our operations, and payments made to or received from John Deere related to our international support agreement with John Deere. In addition, we have joint access with John Deere to certain lines of credit.

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

The basis on which John Deere acquires retail notes from John Deere dealers is governed by agreements with those dealers, which may be terminated in accordance with their terms and applicable law. The dealers are not obligated to sell these notes to John Deere and John Deere is not obligated to accept these notes from the dealers. In practice, retail notes are acquired from dealers only if the terms of these notes and the creditworthiness of the customers are acceptable to us. We act on behalf of both ourselves and John Deere in determining the acceptability of the notes and in acquiring acceptable notes from dealers.

The basis on which we enter into leases with retail customers through John Deere dealers is governed by agreements between those dealers and us. Leases are accepted based on the terms and conditions of the agreements, the lessees’ creditworthiness, the anticipated residual values of the equipment, and the intended use of the equipment.

Deere & Company has an agreement with us pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain our consolidated tangible net worth at not less than $50.0. This agreement also obligates Deere & Company to make payments to us such that our consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly periods. Deere & Company’s obligations to make payments to us under the agreement are independent of whether we are in default on our indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of our indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At October 27, 2024, Deere & Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and our consolidated tangible net worth was $6,226.2.

We also have an international support agreement with Deere & Company, pursuant to which we and Deere & Company have agreed to make periodic support payments to each other if and to the extent necessary to ensure our businesses in certain international markets, including Argentina, Chile, and Mexico, earn a specified target return on equity. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours.

We purchase certain wholesale trade receivables from John Deere. These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by us. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the rates on past due interest exceed market rates. We receive compensation from John Deere at approximate market interest rates for these interest-free periods. We compute the compensation from John Deere for interest-free periods based on our estimated funding costs, administrative and operating expenses, credit losses, and required return on equity.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge receivables. At October 27, 2024 and October 29, 2023, at least 90 percent of the Receivables and Leases administered by us were for financing that facilitated the purchase or lease of John Deere products.

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

Finance Rates on Retail Notes

As of October 27, 2024 and October 29, 2023, over 95 percent of the retail notes held by us bore a fixed finance rate. A portion of the finance income earned by us arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 3 for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired during the year and the average actual life for retail notes and leases liquidated during the year (in months):

	Average Original Term		Average Actual Life
	2024	2023	2024	2023
Retail notes:	57	57	34	34
New equipment:
Agriculture and turf	57	57	32	32
Construction and forestry	51	52	38	38
Used equipment:
Agriculture and turf	61	60	35	35
Construction and forestry	52	52	35	31
Financing leases	25	26	21	23
Equipment on operating leases	46	45	33	33

Maturities

The following table presents the contractual maturities of Receivables and Leases owned by us at October 27, 2024 and a summary of Receivables and Leases owned by us at October 29, 2023:

	One year
	or less	One to five years		Five to fifteen years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2024	2023
Retail notes:
Agriculture and turf	$8,971.4	$18,295.7	$194.6	$651.5	$4.0	$28,117.2	$26,708.3
Construction and forestry	2,277.0	3,526.4	3.7	13.5		5,820.6	5,289.6
Total retail notes	11,248.4	21,822.1	198.3	665.0	4.0	33,937.8	31,997.9
Revolving charge accounts	4,408.6	95.5	34.7			4,538.8	4,594.4
Wholesale receivables	13,609.2	163.9	336.9	4.0	.1	14,114.1	13,330.1
Financing leases	1,021.6	597.9		17.4		1,636.9	1,421.8
Equipment on operating leases	1,009.1	4,289.0		129.6		5,427.7	5,051.5
Total Receivables and Leases	$31,296.9	$26,968.4	$569.9	$816.0	$4.1	$59,655.3	$56,395.7

Net Write-offs

Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Write-offs generally occur when Customer Receivables are 120 days delinquent, and on a case-by-case basis when wholesale receivables are 60 days delinquent.

Total net (write-offs) recoveries, by product, were as follows:

	2024		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net write-offs:
Retail notes and financing leases:
Agriculture and turf	$(71.6)	(.25)%	$(22.9)	(.09)%	$(11.2)	(.04)%
Construction and forestry	(79.3)	(1.38)	(25.0)	(.47)	(15.1)	(.30)
Total retail notes and financing leases	(150.9)	(.45)	(47.9)	(.16)	(26.3)	(.10)
Revolving charge accounts	(64.4)	(1.65)	(22.6)	(.59)	2.9	.09
Wholesale receivables	.2		.4	.01	(.2)
Total net write-offs	$(215.1)	(.40)%	$(70.1)	(.15)%	$(23.6)	(.06)%

Net write-offs as a percent of portfolio increased in 2024 and 2023 from near record lows in 2022 due to a decline in market conditions.

Allowance for Credit Losses

The total allowance for credit losses, by product, at October 27, 2024 and October 29, 2023, and the portfolio, by product, as a percent of total portfolio are presented below:

	2024		2023
	Dollars	Percent	Dollars	Percent
Retail notes and financing leases:
Agriculture and turf	$134.3	55%	$55.4	54%
Construction and forestry	58.1	11	59.5	11
Total retail notes and financing leases	192.4	66	114.9	65
Revolving charge accounts	7.6	8	20.4	9
Wholesale receivables	27.5	26	11.1	26
Total	$227.5	100%	$146.4	100%

Key credit quality metrics and related portfolio balances at October 27, 2024 and October 29, 2023 were as follows:

	2024	2023
	Dollars	Dollars
Receivables 30 days or more past due	$607.4	$514.1
Non-performing Receivables	533.6	383.1
Allowance for credit losses	227.5	146.4
Total Receivables	54,227.6	51,344.2

	2024	2023
	Percent	Percent
Receivables 30 days or more past due to total Receivables	1.12%	1.00%
Non-performing Receivables to total Receivables	.98	.75
Allowance for credit losses to total Receivables	.42	.29
Allowance for credit losses to non-performing Receivables	42.63	38.21

The credit quality metrics summarized above have declined in 2024 due to unfavorable market conditions, which led to an increase in past due and non-performing receivables, as well as a higher allowance for credit losses.

Competition

The businesses in which we are engaged are highly competitive. We primarily compete for customers with commercial banks and finance and leasing companies based upon our service, finance rates charged, and other finance terms. In addition, the competitive landscape is evolving as technology is unlocking new capabilities for traditional competitors and enabling new digital entrants that could be either technology partners or potential competitors. The proportion of John Deere equipment retail sales and leases financed by us is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment markets, in the financial markets, and in business generally. We financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which we operated during 2024 and 2023.

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

In fiscal year 2024, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position. We do not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2025. Additional information about the impact of government regulations on our business is included in Item 1A, “Risk Factors” under the heading “Compliance Risks.”

Human Capital

Our employees are guided by a simple principle: We run so life can leap forward. Employees are further guided by John Deere’s Code of Business Conduct (“Code”), which helps them to uphold and strengthen the standards of honor and integrity that have defined John Deere since its founding. And while our world and business may change, we continue to be guided by our core values—Integrity, Quality, Humanity, Commitment and Innovation. Humanity was added as our fifth core value in fiscal year 2024.

Employees

At October 27, 2024, we had 1,338 full-time and part-time employees. We also retain consultants, independent contractors, and temporary workers.

Code of Business Conduct

We are committed to conducting business in accordance with the highest ethical standards. We require all employees to complete training on our Code and also require that employees regularly certify compliance with the Code. The Code provides specific guidance to all our employees outlining how they can and must uphold and strengthen the integrity that has defined John Deere since its founding. In addition, we maintain a global compliance hotline to report concerns of potential violations of the Code, global policies, or the law.

Workplace Practices and Policies

We are an equal opportunity employer committed to providing a workplace free of harassment and discrimination. We believe that a diverse workforce that reflects the communities we serve is essential to our long-term success. For recruiting and development opportunities, we work with a variety of professional organizations to support a diverse pipeline of candidates representing the fields of accounting, agriculture, engineering, general business, science, and technology, and provide development opportunities for employees.

Compensation & Benefits

Our total rewards are intended to be competitive, meet the varied needs of our global workforce, and reinforce our values. We are committed to providing comprehensive and competitive pay and benefits to our employees. We continue to invest in employees through growth and development and well-being initiatives.

Our work environment is designed to promote innovation, well-being, and reward performance. Our total rewards for employees include a variety of components that aim to support our employees in building a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning base pay, eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives.

Eligible full-time employees in the U.S. have access to medical, dental, and vision plans; savings and retirement plans; parental leave and paid time off; and mental health and wellness services. We also offer a variety of working arrangements to eligible employees, including flexible schedules, remote work, and job sharing to help employees manage home and work-life situations. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils and other employee representative bodies.

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

The following risks are considered material to our business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), including the risks and uncertainties described in the Forward-Looking Statements, the Notes to Consolidated Financial Statements, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements relate to future events, expectations, trends, and operating periods. They involve certain factors that are subject to change and important risks and uncertainties that could cause actual results to differ materially. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The risks described in this Annual Report on Form 10-K and the Forward-Looking Statements in this report are not the only risks we face.

STRATEGY RISKS

Our profitability and the financial condition of our operations are dependent upon the operations of John Deere.

Our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The results of our operations are affected by our relationship with John Deere, including, among other items, the terms on which we acquire Receivables and borrow funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with our purchase of trade receivables from John Deere, the payment to John Deere for various expenses applicable to our operations, and payments made to or received from John Deere related to our international support agreement with John Deere. In addition, we have joint access to certain lines of credit with John Deere.

If there were significant changes in the production or sales of John Deere products; the quality or resale value of John Deere equipment; John Deere’s liquidity, capital position, debt ratings, and access to capital markets; the reputation of John Deere; or high inflation, high interest rates, supply chain constraints, or other factors impacting John Deere or its products, such changes could significantly affect our profitability, financial condition, and access to capital markets. In addition, if there were reductions to sales incentive programs offered by John Deere to retail customers, in which we receive reimbursement for interest waiver and low-rate finance programs, these changes could decrease our market share of John Deere financed equipment, volumes, and profitability.

John Deere relies on a network of independent dealers to manage the distribution of its products and services. If dealers are unsuccessful with their sales and business operations, it could have an adverse effect on overall John Deere sales and revenue.

John Deere relies on the capability of its dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services that dealers purchase from John Deere. If John Deere’s dealers are unsuccessful in these endeavors, John Deere will be unable to grow its sales and revenue, which would have an adverse effect on John Deere’s and our financial condition.

John Deere’s dealers carry inventories of finished products as part of their operations and adjust those inventories based on future needs and market conditions, including the level of used equipment inventory. If the inventory levels of John Deere dealers are higher than they desire, they may postpone equipment purchases, which could cause John Deere’s sales to be lower and negatively impact John Deere’s and our results. Similarly, John Deere’s results could be negatively impacted through the loss of time-sensitive sales if John Deere dealers do not maintain inventory levels sufficient to meet customer demand.

In addition, the dealer channel’s ability to support and service precision technology solutions and emerging power solutions may affect customers’ acceptance and adoption rates of these products. The unavailability of specialized technicians to service John Deere’s equipment may result in overburdening dealers’ servicing capacity.

Dealers may exit or John Deere may seek to terminate relationships with certain dealers if they are unable to meet customer needs. The unplanned loss of any John Deere dealers could lead to inadequate market coverage, negative customer impressions of John Deere, and may adversely impact John Deere’s and our ability to collect receivables that are associated with that dealer. Dealers could also have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors.

John Deere may not realize the anticipated benefits of its Smart Industrial Operating Model and Leap Ambitions.

John Deere’s failure to realize the anticipated benefits of its Smart Industrial Operating Model and related business strategies in production systems, precision technologies, and aftermarket support, as well as failure to have selected a business strategy that aligns with its customer needs and market trends, could have an adverse effect on John Deere’s and our operational and financial results based on our dependence on John Deere operations. Several factors could impact John Deere’s ability to successfully execute its Smart Industrial Operating Model, including, among other things:

●	Failure to accurately assess market opportunities and the technology required to address such opportunities;
●	Failure to develop and introduce new technologies or lack of adoption of such technologies by John Deere’s customers;
●	Failure to holistically provide lifecycle solutions; and
●	The adoption of new regulations or policies supporting and/or subsidizing outputs that are inconsistent with John Deere’s strategy, such as policies that have the effect of encouraging or supporting the use of conventional sources of energy.

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

Similarly, John Deere may not realize the anticipated benefits of its Leap Ambitions and related goals in the expected timelines, or at all. As part of the Leap Ambitions, John Deere adopted various goals it expects to achieve by 2026 or 2030, but these goals and their timelines might be modified or updated. John Deere may modify or not be able to achieve these goals for a variety of reasons, some of which may be beyond its control. Examples include:

●	John Deere’s estimates and assumptions related to efficiency of its products and the adoption of precision technology may not be accurate;
●	Certain materials, such as quality battery cells, may become unavailable or too costly;
●	John Deere’s customers may not embrace the value proposition of the Solutions as a Service license model; and
●	The infrastructure required to achieve John Deere’s goals, such as sufficient charging stations or fuel availability, may become too costly or may not be developed on the expected timelines.

John Deere’s and our reputation and brand could be damaged by negative publicity.

John Deere’s brand has worldwide recognition and contributes to the success of both our and John Deere's businesses. John Deere’s reputation is critical to growing our customer base. John Deere’s brand depends on the ability to maintain a positive customer perception of the business. Negative claims or publicity involving John Deere, its products or services, its culture and values, its stance on environmental, social, and governance topics, customer data, or any of its key employees or suppliers, damage John Deere’s reputation and brand image, regardless of whether such claims are accurate. Furthermore, customers and other stakeholders have evolving, varied and often times conflicting expectations regarding John Deere’s culture, values, and business, which makes it difficult to achieve a uniform positive perception amongst all stakeholders.

Additionally, negative or inaccurate postings, articles, or comments on social media, the internet or the press about John Deere or us has generated negative publicity that could damage the reputation of John Deere, us, or the John Deere brand. For example, in fiscal year 2024, John Deere experienced negative social media campaigns related to its approach to diversity and inclusion, its customers’ right to maintain and safely repair their equipment, including with respect to its Memorandum of Understanding with the American Farm Bureau Federation, reductions in workforce, and production relocation. Further, adverse publicity about regulatory or legal action against John Deere or us, or legal proceedings initiated by John Deere or us, also damage John Deere’s and our reputation and brand image, undermining customer confidence, and reducing long-term demand for John Deere equipment, even if the regulatory or legal action is unfounded or not material to John Deere’s or our operations. If the reputation, culture, or image of John Deere’s brands are damaged, or John Deere or we receive negative publicity, then our revenue, financial condition, and results of operations could be materially and adversely affected.

OPERATIONAL RISKS

John Deere’s and our financial results largely depend upon the agricultural market business cycle, as well as general economic conditions and outlook. Negative conditions in the agricultural industry and general economy cause weakened demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs for us and John Deere.

John Deere’s and our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farmland values, debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, and government subsidies. Downturns in the agricultural industry due to these and other factors, which could vary by market, have resulted in decreases in demand for agricultural equipment, adversely affecting John Deere’s and our performance.

The demand for John Deere’s and our products and services depends on the fundamentals in the markets in which we operate and can be significantly reduced in an economic environment characterized by high unemployment, high interest rates, cautious consumer spending, inflation, lower corporate earnings, and lower business investment. In fiscal year 2024, unfavorable market conditions resulted in lower sales volumes and higher sales discounts for John Deere, and higher receivable write offs and a higher provision for credit losses for John Deere and us. We and John Deere expect certain of these conditions to persist in fiscal year 2025. Changes in interest rates and the agricultural market business cycle are driven by factors outside of John Deere’s and our control, and as a result neither we nor John Deere can reasonably foresee when these conditions will fully subside.

Sustained general negative economic conditions and outlook also affect housing starts, energy prices and demand, and other construction, which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry segments are dependent on construction activity and have also been affected by recent adverse economic conditions. Decreases in construction activity and housing starts have had a material adverse effect on John Deere’s and our financial results.

Uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook, such as market volatility or interest rate changes, have caused and could continue to cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce our earnings and cash flows.

We may be unable to manage increasing political, economic, and social uncertainty in certain regions of the world, which could significantly change the dynamics of John Deere’s and our competition, customer base, and product offerings globally.

John Deere’s efforts to grow its business depends in part upon access to and developing market share and profitability in additional geographic markets, including, but not limited to, Argentina, Brazil, China, Commonwealth of Independent States, India, and South Africa. There are various risks associated with John Deere’s and our global footprint, including, but not limited to, the following:

●	In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing customer product preferences and requirements than John Deere’s other markets.
●	Having business operations in various regions and countries exposes us and John Deere to multiple and potentially conflicting business practices, and legal and regulatory requirements that are subject to change. These practices and legal requirements are often complex and difficult to navigate, including those related to tariffs and trade regulations, investments, property ownership rights, taxation, repatriation of earnings, and advanced technologies.
●	Expanding business operations globally also increases exposure to currency fluctuations, which can materially affect our financial results.

●	While John Deere’s brands are widely recognized in its traditional markets, they are less known in some emerging markets, which could impede John Deere’s efforts to successfully compete in these markets.
●	Changing U.S. export controls and sanctions on various foreign countries and on various parties could affect John Deere’s ability to provide aftermarket warranty support for its equipment, sell products, and could otherwise impact John Deere’s and our reputation and business, including our ability to collect receivables.
●	Market uncertainty and volatility in various geographies have been magnified as a result of potential shifts in U.S. and foreign trade, economic, and other policies following the 2024 U.S. presidential and congressional elections.
●	Geopolitical tensions, including the Russia/Ukraine war and the conflict in the Middle East, have also exacerbated market volatility and affected agricultural global production and demand levels.

We could suffer operational and financial harm if our use of models and data fail to properly anticipate and manage risk.

We use models to forecast losses, project revenue and expenses, assess and control our operations and financial condition, perform automated credit decisioning, assist in capital planning, and forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. However, models are subject to inherent limitations from simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks. Our models may not be sufficiently predictive of future results due to limited historical patterns, unanticipated market movements, customer behavior, and liquidity, which could limit their effectiveness and require timely recalibration. In addition, our models may be adversely impacted by human error and may not be effective if we fail to properly oversee and review them at regular intervals and detect their flaws during our review and monitoring processes. We use models and other data-based policies, programs, and processes to identify potential fraud risk from the deliberate misrepresentation or concealment of information material to a transaction. Regardless of the steps we take to help confirm effective controls, monitor and test, implement new technology, and implement new processes, we could suffer operational and financial harm if our models and data fail to properly anticipate and help us manage risks.

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

Negative economic conditions have an adverse effect on the financial industry in which we operate. We provide financing for a significant portion of John Deere’s sales in many of the countries in which we operate. We are vulnerable to customers and others defaulting on contractual obligations and have experienced, and may continue to experience, write-offs and credit losses that, in some cases, exceed our expectations and adversely affect our financial condition and results of operations as a result of elevated delinquencies. Our inability to access funds at cost-effective rates to support our financing activities could have a material adverse effect on our business. Our liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities.

Changes in interest rate or market liquidity conditions, as well as changes in government banking, monetary, and fiscal policies, could adversely affect our financials and our earnings and/or cash flows.

While central banks began cutting their policy interest rates in the latter part of fiscal year 2024, interest rates remain above recent norms. High interest rates can have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which can negatively affect customer demand for John Deere equipment and customers’ ability to repay their obligations to us. While we strive to match the interest rate characteristics of our financial assets and liabilities, changing interest rates have had an adverse effect on our financing spreads—the difference between the yield we earn on our assets and the interest rates we pay for funding—which has affected our earnings.

In addition, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for us and can increase our cost of capital and hurt our competitive position.

Moreover, policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues have a material impact on our customers and markets.

Our operations and results could also be affected by financial regulatory reform that could, among other things, have an adverse effect on us and our customers by limiting their ability to enter hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment, due to the impact of government spending on infrastructure development. John Deere and our operations, including those outside of the U.S., may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in the availability and price of certain raw materials, components, and whole goods have resulted and could result in disruptions to the supply chain causing production disruptions, increased costs, and lower profits on sales of John Deere products. As our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, supply chain disruptions and impacts of price increases could negatively impact our future volumes.

John Deere requires access to various raw materials, components, and whole goods at competitive prices to manufacture and distribute its products.

John Deere has experienced changes in the availability and prices of raw materials, components, whole goods, and freight over the past several years, especially in fiscal years 2021 and 2022. Global logistics network challenges resulted in delays, shortages of key manufacturing components, increased order backlogs, increased transportation costs, and production inefficiencies from a higher number of partially completed machines in inventory, which increased John Deere’s overall production and overhead costs. Increases in such costs have had an adverse effect on John Deere’s business operations. While John Deere has seen stabilization in the supply chain and inflation, John Deere anticipates potential fluctuations due to continued geopolitical and economic uncertainty, and regulatory and policy instability, including import tariffs and trade agreements. The latter have the potential to significantly increase production and logistics costs and have a material negative effect on the profitability of John Deere’s business, particularly if John Deere is unable to recover the increased costs due to market considerations or other factors.

John Deere relies on its suppliers to acquire the raw materials, components, and whole goods required to manufacture its products. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods have and could continue to adversely affect John Deere’s ability to meet commitments to its customers. Work interruption or union strikes by employees of suppliers could also contribute to disruptions within John Deere’s supply chain. In addition, certain materials and components used in John Deere products are acquired from a single supplier or are proprietary in nature and cannot be alternatively sourced expeditiously. Furthermore, if John Deere’s customers are unwilling to accept price increases for its products, or if John Deere is unable to offset the increases in costs, raw material costs or shortages could have a material adverse effect on John Deere’s operational or financial results, which could negatively impact us.

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

The purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment, can be significantly affected by poor or unusual weather conditions. Such conditions include:

●	Insufficient levels of rain, which prevent farmers from planting new crops and may cause growing crops to die or result in lower yields;
●	Excessive rain or flooding can prevent planting from occurring at optimal times and may cause crop loss through increased disease or mold growth;
●	Temperatures outside normal ranges, which can cause crop failure or decreased yields and may also affect disease incidence;
●	Natural disasters such as regional floods, hurricanes or other storms, droughts, diseases, wildfires, and pests, either as a physical effect of climate change or otherwise, which have had, and could in the future have, significant negative effects on agricultural and livestock production;
●	Adverse weather conditions in a particular geographic region, particularly during the important spring selling season; and
●	Drought conditions can adversely affect sales of certain mowing equipment and can similarly cause lower sales volume.

Each of these conditions could negatively affect demand for agricultural and turf equipment and the financial condition and credit risk of our customers and John Deere’s dealers.

Unexpected events have increased and may in the future increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, acts of terrorism, epidemics and pandemics (such as the COVID-19 pandemic), civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather in the U.S. or in other countries in which we operate, or in which John Deere suppliers are located, have adversely affected and could in the future adversely affect our operations and financial performance. Such events have caused and could cause complete or partial closure of one or more of John Deere’s manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, and disruption and delay in the transport of John Deere products to dealers, end-users, and distribution centers. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

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

We are a global company with transactions denominated in a variety of currencies. We are subject to currency exchange risk to the extent that costs are denominated in currencies other than those in which we earn revenues. Additionally, the reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, and revenues are denominated in other countries’ currencies, which are then translated into U.S. dollars at the applicable exchange rates and reported in our consolidated financial statements. Therefore, fluctuations in foreign exchange rates affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in the original currencies. While the use of currency hedging instruments may provide us with some protection from adverse fluctuations in currency exchange rates, by utilizing these instruments, we potentially forego any benefits that may result from favorable fluctuations in such rates.

John Deere may be affected by changing worldwide demand for food and different forms of renewable energy, which could impact the price of farm commodities and consequently the demand for John Deere equipment. This could result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and renewable energy demands, driven in part by government policies, including those related to climate change, and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which negatively affect sales of agricultural equipment and result in higher credit losses. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, they could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. In addition, changing energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating fuel utilization, including biofuel, affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs for John Deere related to equipment fuel standards. These changes could have a negative effect on our results.

TALENT RISKS

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

In addition, our culture and our values have been important contributors to our success to date and promote a sense of pride and fulfillment in our employees. Failure to preserve our culture or focus on our values could negatively affect our ability to retain and recruit talent.

While we strive to reduce the impact of the departure of employees, our operations or ability to execute our business strategy may be affected by the loss of employees, such as in connection with the reduction in workforce we conducted in fiscal year 2024. This reduction may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge held by departing employees, the allocation of resources to reorganize and reassign job roles and responsibilities, and the increased risk of litigation from former employees. In addition, we may not realize the expected cost savings from the reduction in workforce. We may also conduct other workforce reductions in the future, if deemed appropriate for our business.

DIGITAL RISKS

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information as well as information of our employees, customers, and/or John Deere dealers, exposing us to liability that could cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including credit application and collection of payments from John Deere dealers and our customers. We use information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements.

Additionally, we collect and store confidential data, including intellectual property, proprietary business information, and the proprietary business information of our customers and John Deere dealers, as well as personal data of our customers and employees in data centers which are often owned by third parties, and maintained on their information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, are critical to our business operations and strategy.

Despite security measures, including exercises, tests, incident simulations, and system assessments designed to discover and address potential vulnerabilities, our information technology networks and infrastructure have been, and may be, vulnerable to intrusion, damage, disruptions, or shutdowns due to attacks by cyber criminals, employees’, suppliers’, or dealers’ errors or malfeasance, supply chain compromise, disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, ransomware or other malware, telecommunication or utility failures, terrorist acts, natural disasters, or other events. Although we have not suffered any significant cyber incidents that resulted in a material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors. The occurrence of any significant event could compromise our networks, and the information stored there could be accessed, obtained, publicly disclosed, lost, altered, misused, or stolen. Any such access, acquisition, disclosure, alteration, misuse or other loss of information could result in legal claims or proceedings, government investigations, liability or regulatory penalties, disruption or shut down of our operations, disruption or shut down of dealers’ and customers’ operations, and damage to our reputation, which could adversely affect our business, results of operations, and financial condition. In addition, unrelated third-party breach events could create a threat for our customers if their personal information has been compromised or if their John Deere log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. In addition, we continue to incur increased costs with respect to preventing, detecting, investigating, mitigating, remediating, and recovering from cybersecurity risks, as well as any related attempted fraud. Furthermore, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to enhance information security.

Technical or regulatory limitations may impact John Deere’s and our ability to effectively implement automation, autonomy, and artificial intelligence solutions.

We and John Deere utilize automation and machine learning in some of our products, including consumer-facing features, and leverage generative artificial intelligence in our business processes. While we believe the use of these emerging technologies can present significant benefits, it also creates risks and challenges as the use of artificial intelligence is a novel business model without an established track record. Data sourcing, technology, integration and process issues, programmed bias in decision-making algorithms, concerns over intellectual property, security concerns, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. Furthermore, any confidential information that we input into a third-party generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the third parties’ model. Additionally, if the data used to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is deemed to be inaccurate, incomplete, biased or questionable, our brand and reputation may be harmed and we may be subject to legal liability claims. The development of our own artificial intelligence applications may require additional investment in the development of proprietary systems, models, or datasets, which are often complex, may be costly and could impact the results of our operations. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives.

Disruption of John Deere’s or our technology systems or unexpected network interruption could disrupt our business.

We and John Deere are increasingly dependent on technology systems to operate on a day-to-day basis. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. These disruptions could result in delays, which could reduce demand for John Deere products and negatively impact our business operations. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth and new technologies, we could lose customers. Any significant disruption in our technology systems could harm our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to numerous international, federal, state, and local laws and regulations, many of which are complex, frequently changing, and subject to varying interpretations. These laws and regulations cover a variety of subjects, including advertising, anti–money laundering, antitrust, consumer finance, environmental, climate-related, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, labor and employment, cybersecurity, data privacy, encryption, and telecommunications. Changes to existing laws and regulations, or changes to how they are interpreted, or the implementation of new, more stringent laws or regulations, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws and regulations could result in fines and penalties.

In addition, we must comply with the U.S. Foreign Corrupt Practices Act and all applicable foreign anti-bribery and anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures. Violations of these laws and regulations could result in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition.

John Deere may face risks associated with international, national, and regional trade laws, regulations, and policies and government farm programs and policies which could significantly impair John Deere’s profitability and growth prospects. As our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, these regulatory drivers could also negatively impact our profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, or those of its customers, or for the benefit of favored industries or sectors, could harm John Deere’s global business. John Deere is subject to various regulatory risks including, but not limited to, the following:

●	Restricted access to global markets could impair John Deere’s ability to export goods and services from its various manufacturing locations around the world and could limit the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis.
●	Trade restrictions, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, have limited, and could continue to limit, John Deere’s ability to capitalize on current and future growth opportunities in international markets. These trade restrictions, and changes in, or uncertainty surrounding global trade policies, may affect John Deere’s competitive position.
●	Trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure.
●	Policies impacting exchange rates and commodity prices, or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be harmed by such policies because farm income influences sales of agricultural equipment around the world.
●	Changes in government farm programs and policies can influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies.

Governmental actions designed to address climate change based on the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and its customers.

There is global scientific consensus that greenhouse gas (GHG) emissions continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations have led to new international, national, regional, and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including us and John Deere, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to us and John Deere in the form of taxes or emission allowances, required facilities improvements, research and development investments, and increased energy costs. These results would increase John Deere’s and our operating costs through higher utility, transportation, and materials cost and could prevent John Deere from selling products into certain markets. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations, including their ability to repay their loans to us, as well as demand for John Deere equipment.

Regulators in Europe and the U.S. have also focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. These disclosure rules increase compliance burdens and associated regulatory costs. Further, we are subject to additional international and national regulations relating to climate and environmental risk, which are continually evolving and could affect the financing operations and climate-risk processes developed by us.

Legal proceedings and disputes could harm our business, financial condition, reputation, and brand.

We are subject to a variety of legal proceedings and legal compliance risks around the world. We face risks of exposure to various types of claims, lawsuits, and government inquiries or investigations, the most prevalent of which relate to retail credit matters. The uncertainty associated with substantial unresolved claims and lawsuits may harm our business, financial condition, reputation, and brand. The defense of lawsuits and government inquiries or investigations has resulted and may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. Such legal proceedings may also affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments exceeding our reserves.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity is an integral part of our overall risk management efforts and is integrated with John Deere’s overall risk management framework. We take a comprehensive approach by incorporating industry best practices to guide and evaluate our cybersecurity strategy and posture, involving key stakeholders in oversight and decision making, and assessing the program regularly within a dynamically changing environment. We leverage a multifaceted approach to cybersecurity including measures designed to prevent, detect, and respond to cyberthreats while monitoring and adapting to the evolving threat and technology landscapes.

Governance

At the management level, we and John Deere jointly maintain a dedicated global team of cybersecurity professionals (Cybersecurity Team) led and managed by John Deere’s Chief Information Security Officer (CISO). The Cybersecurity Team is responsible for overseeing John Deere’s and our cybersecurity program, including the assessment and management of risks. The Cybersecurity Team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing, and cyber incident management. John Deere’s CISO holds a degree in Management Information Systems and has been with John Deere for over ten years. He has over two decades of extensive experience in information technology and cybersecurity and reports directly to John Deere’s Chief Information Officer.

In addition, a cross-functional team of senior executives from across the John Deere enterprise known as the Digital Risk Governance Council (DRGC) provides oversight at the management level of our and John Deere’s structures for managing digital risk, including the Cybersecurity Team. The Audit Review Committee (ARC) of the Deere & Company Board of Directors (Board) shares oversight responsibilities of our cybersecurity program, including oversight of related risks, with the full Board. Information on trends, strategic initiatives, and metrics is presented quarterly to the ARC by the CISO and/or members of the Cybersecurity Team. The ARC also receives periodic updates and information from subject matter experts in areas such as risk management, identity and access management, product security, and information technology.

Risk Management and Strategy

Our and John Deere’s cybersecurity program is designed to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents with the goal of protecting the confidentiality, integrity, and availability of our critical systems and information. We use a risk-based, multi-layered information security strategy to assess, identify, and manage risks from cybersecurity threats. The Cybersecurity Team meets frequently to monitor, assess, and address cybersecurity threats and incidents. We and John Deere also work with third parties to assess the maturity of our cybersecurity program, leveraging the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

We also utilize third-party service providers as a normal part of our business operations. We have established processes to support us in identifying and managing cybersecurity risks associated with the use of third parties, which include the completion of due diligence before engaging with a third-party, controls for response to mitigate any significant risks, and assessments and reviews throughout the relationship. Monitoring such risks and threats is integrated into our overall risk management program.

Also, as part of the program, we periodically conduct cybersecurity awareness training including phishing simulations as well as e-learning for employees. We maintain cybersecurity policies, standards, and procedures, which include a cyber incident response plan. These policies and procedures are regularly evaluated and refined with strategies and protocols designed to adapt to changing regulations and emerging security risks. Regular exercises, tests, incident simulations, and system assessments are conducted to discover and address potential vulnerabilities and improve decision-making, prioritization, monitoring, and overall response effectiveness. As part of our incident response plan, the Cybersecurity Team uses an established protocol to assess the severity of cybersecurity incidents. In addition, a cross-functional Cybersecurity Incident Response Team is responsible for cybersecurity incident oversight and response, as needed, depending on incident severity. Our cyber incident response plan also includes an escalation process to relevant senior management and/or members of the Board if a cybersecurity incident meets specific rating criteria to prompt response to attempt to minimize potential disruptions and protect the integrity of our operations.

Based on the information available as of the date of this Annual Report on Form 10-K, cybersecurity risks, including as a result of any previous cybersecurity incident, have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we have seen an increase in cyberattack volume, frequency, and sophistication in the digital environment.

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

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements; however, the outcome of any unresolved legal action cannot be predicted with certainty.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned subsidiary of Deere & Company. Accordingly, shares of Capital Corporation’s common stock are not listed on any national securities exchange, there is no established public trading market, and there is no intention to create a public market or list the common stock on any securities exchange.

In 2024 and 2023, Capital Corporation declared and paid cash dividends of $215.0 and $165.0, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

In 2023, Deere & Company increased its capital investment in JDFS by $810.0. JDFS, in turn, increased its capital investment in Capital Corporation by the same amount. There were no significant capital investments during 2024.

(b)	Not applicable.
(c)	Not applicable.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The MD&A is intended to promote understanding of our financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements. For comparison of 2023 to 2022 results, refer to the “Management’s Discussion and Analysis” section of our 2023 Form 10-K.

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

Industry Sales Outlook for Fiscal Year 2025

John Deere Trends

Customers seek to improve profitability, productivity, and sustainability through integrating technology into their operations. Deeper integration of technology into equipment is a persistent market trend. The technologies that are the focus of John Deere's operating model are incorporated into products within each of John Deere's operating segments. John Deere expects this trend to persist for the foreseeable future. John Deere's Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend.

Agriculture and Turf Outlook for 2025

●	John Deere’s agriculture and turf equipment sales are projected to decline in 2025 due to contraction of agriculture markets globally.
●	Demand in the U.S. and Canada is expected to further moderate amidst weak farm fundamentals, high interest rates, elevated used inventory levels, and short-term farmer liquidity concerns heading into the 2025 growing season.
●	John Deere expects small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. The dairy and livestock segment is anticipated to have another year of strong profitability as elevated livestock and hay prices are further enhanced by low input feed costs. This is projected to be more than offset by restrained demand in the turf and compact utility tractor markets as single family home sales and home improvement spending remain stagnant amid high interest rates.
●	In Europe, the industry is forecasted to be down as farm fundamentals in the region continue to deteriorate, but at a moderated pace relative to 2024. Adverse factors include depressed yields from unfavorable weather, reduced regional commodity prices due to a mixture of excess grain inflows from Ukraine and global pricing pressures, persistently elevated input costs, and unfavorable agriculture legislation. These issues coupled with high interest rates and elevated industry inventory levels are expected to keep industry equipment demand at low levels throughout 2025.
●	Argentina industry sales are forecasted to improve as the currency stabilizes amid agricultural industry recovery.

Construction and Forestry Outlook for 2025

●	John Deere’s construction equipment sales are projected to decline in 2025 as healthy end markets are offset by continued uncertainty in equipment purchases, while roadbuilding equipment sales are anticipated to be generally flat.
●	Construction equipment industry sales are forecasted to be down in the U.S. and Canada from 2024 levels. The decline is due to projected modest growth in single family housing starts and U.S. government infrastructure spending, which is expected to be more than offset by further slowdowns in multi-family housing developments, non-residential buildings, and reduced spending in oil and gas. Historically low levels of earthmoving rental purchases and rising used inventories are expected to further pressure equipment sales as market uncertainty persists.
●	Global forestry markets are expected to be flat to down as challenged global markets stabilize at low demand levels.
●	Global roadbuilding markets are forecasted to be generally flat, as a modest recovery in Europe is expected to compensate for a slight slowdown in other geographies.

Company Trends

Our net income for fiscal year 2025 is expected to be higher than fiscal year 2024 primarily due to a lower provision for credit losses, partially offset by less favorable financing spreads.

Interest Rates. While interest rates in the U.S. began to decrease in the fourth quarter of 2024, they remained elevated. Most of our receivables and leases with retail customers are fixed rate, while our wholesale receivables generally are variable rate. Our Receivable and Lease portfolio is financed with fixed and variable rate borrowings. We manage our exposure to interest rate fluctuations by matching the interest rate characteristics of our portfolio with our funding sources. We also enter into interest rate swap agreements to match our interest rate exposure.

Rising interest rates have historically impacted our borrowing costs sooner than the benefit is realized from our Receivable and Lease portfolio. As a result, we continued to experience financing spread compression in 2024, but at a moderating pace relative to spread compression experienced in 2023.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, and government policies. These factors affect farmers’ income and may result in varying demand for John Deere’s equipment and higher credit losses. In 2024, we experienced unfavorable market conditions which resulted in higher receivable write-offs and an increase in expected credit losses.

Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflict in the Middle East,
●	shifts in energy, economic, tax, and trade policies following the 2024 U.S. presidential and congressional elections,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair or right to modify,
●	weather conditions,
●	marketplace adoption and monetization of technologies we have invested in,
●	John Deere’s and our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	workforce reductions’ impact on employee retention, morale, and institutional knowledge,
●	changes in demand and pricing for new and used equipment,
●	delays or disruptions in John Deere’s supply chain,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth.

2024 Compared with 2023

The total revenues and net income attributable to the Company were as follows:

	2024	2023	% Change
Total revenues	$4,940.2	$3,975.5	24%
Net income attributable to the Company	581.4	572.3	2

Total revenues increased in 2024 primarily due to a 15 percent increase in average Receivable portfolio balances and higher average financing rates on Receivables of 7.0 percent in 2024 compared to 6.3 percent in 2023. Net income in 2024 was higher than 2023 due to income earned on higher average portfolio balances and lower dealer financing incentives, partially offset by a higher provision for credit losses and less favorable financing spreads driven primarily by portfolio mix. 2024 results also benefited from higher recoveries on freestanding credit enhancements.

Net Income Attributable to the Company 2024 compared to 2023

$572
$155
($48)
($11)
($168)
$4
$77
$581
2023
Average Portfolio
Spread
Operating Lease Gains/Losses
Provision for Credit Losses
Selling, Administrative, and General
Other
2024

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	2024	2023	% Change
Finance income earned from:
Retail notes	$1,906.9	$1,494.7	28%
Revolving charge accounts	500.3	417.4	20
Wholesale receivables	1,202.5	889.8	35
Lease revenues	1,096.6	997.3	10
Other income	233.9	176.3	33

Higher average portfolio balances and higher average finance rates drove increased revenues across all products during 2024.

Other income increased in 2024 primarily due to higher credit enhancement recoveries and higher interest earned on our cash and cash equivalents and intercompany receivables from John Deere, partially offset by lower gains on operating lease dispositions.

Revenues earned from John Deere totaled $1,119.6 in 2024, compared with $1,027.9 in 2023. The increase was primarily the result of higher subsidies earned from John Deere on retail notes and revolving charge accounts, driven by an elevated interest rate environment and higher average portfolio balances. Higher interest received from John Deere on intercompany receivables also contributed to the increase.

Expenses

Expenses incurred by us were as follows:

	2024	2023	% Change
Interest expense	$2,489.3	$1,671.5	49%
Depreciation of equipment on operating leases	683.8	659.7	4
Administrative and operating expenses	521.7	569.4	(8)
Fees and interest paid to John Deere	217.1	252.6	(14)
Provision for credit losses	300.9	88.5	240
Provision for income taxes	150.8	165.9	(9)

The increase in interest expense in 2024 was primarily due to higher average borrowings to fund a larger portfolio and higher average borrowing rates.

Administrative and operating expenses decreased during 2024 due to lower dealer financing incentive program costs and lower foreign exchange losses.

Fees and interest paid to John Deere decreased in 2024 primarily due to lower interest on intercompany borrowings from John Deere, driven by lower average borrowings.

The provision for credit losses increased in 2024 compared to 2023 due to higher net write-offs on retail notes and revolving charge accounts and an increase in the allowance, driven primarily by higher expected losses on retail notes as a result of elevated delinquencies and a decline in market conditions. The provision for credit losses, as a percentage of the average balance of total Receivables, was .57 percent for 2024 and .19 percent for 2023.

The lower provision for income taxes in 2024 was primarily due to favorable discrete tax items.

Receivables and Leases

For the fiscal years ended October 27, 2024 and October 29, 2023, Receivable and Lease (excluding wholesale) volumes and balances held were as follows:

	Fiscal Year Volumes			Fiscal Year End Balances
	2024	2023	% Change	2024	2023	% Change
Retail notes:
Agriculture and turf	$13,330.4	$13,787.7	(3)%	$28,117.2	$26,708.3	5%
Construction and forestry	3,119.1	2,725.9	14	5,820.6	5,289.6	10
Total retail notes	16,449.5	16,513.6		33,937.8	31,997.9	6
Revolving charge accounts	8,061.4	8,118.1	(1)	4,538.8	4,594.4	(1)
Financing leases	1,346.7	1,134.8	19	1,636.9	1,421.8	15
Equipment on operating leases	2,426.4	2,356.6	3	5,427.7	5,051.5	7
Total Receivables and Leases (excluding wholesale)	$28,284.0	$28,123.1	1	$45,541.2	$43,065.6	6

Total Receivables and Leases (excluding wholesale) increased $2,475.6 during 2024 compared to 2023, driven by higher retail notes. While agriculture and turf retail note volumes moderated due to reduced retail demand, retail note portfolio levels grew due to higher volumes in recent years.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	2024		2023
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$607.4	1.12%	$514.1	1.00%
Non-performing Receivables	533.6	.98	383.1	.75
Allowance for credit losses	227.5	.42	146.4	.29

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

Deposits held from dealers and merchants amounted to $129.6 at October 27, 2024, compared with $138.4 at October 29, 2023. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s withholding account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $54.0 and $17.0 in 2024 and 2023, respectively. The increase in 2024 was driven by higher recoveries from John Deere dealers and expected recoveries on bank guarantee contracts.  See Note 4 for additional information.

2023 Compared with 2022

Please refer to the “Management’s Discussion and Analysis” section of our 2023 Form 10-K.

Capital Resources and Liquidity

Sources of Liquidity, Key Metrics, and Balance Sheet Data

We rely on our ability to raise substantial amounts of funds to finance our Receivable and Lease portfolios. We have access to global markets at a reasonable cost and our ability to meet our debt obligations is supported in several ways. Sources of liquidity include:

●	cash and cash equivalents,
●	the issuance of commercial paper and term debt,
●	the securitization of retail notes,
●	intercompany loans from John Deere,
●	our Receivable and Lease portfolio, which is self-liquidating in nature, and
●	bank lines of credit.

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months).

Key metrics and certain balance sheet data are provided in the following table as of October 27, 2024, October 29, 2023, and October 30, 2022:

	2024	2023	2022
Cash, cash equivalents, and marketable securities	$1,625.7	$1,488.9	$662.9
Receivables and Leases - net	59,427.8	56,249.3	47,166.7
Interest-bearing debt	54,145.0	50,514.5	41,856.1
Unused credit lines	6,474.0	841.2	3,283.9
Ratio of interest-bearing debt to stockholder’s equity	8.7 to 1	8.6 to 1	8.9 to 1

The increase in unused credit lines at October 27, 2024, compared to both prior periods primarily relates to a decrease in commercial paper outstanding, by both us and John Deere.

Cash Flows

	2024	2023	2022
Net cash provided by operating activities	$1,631.3	$1,536.2	$1,205.9
Net cash used for investing activities	(4,118.0)	(10,178.0)	(7,206.8)
Net cash provided by financing activities	2,664.2	9,480.2	6,017.1
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(3.4)	8.4	(22.9)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$174.1	$846.8	$(6.7)

Net cash was used for investing activities during 2024 primarily due to growth in the Receivable and Lease portfolios, which was funded primarily through external borrowings and cash provided by operating activities.

Borrowings

Total borrowings increased $3,630.5 in 2024, generally corresponding with the level of the Receivable and Lease portfolios. During 2024, we issued $13,214.2 and retired $6,062.7 of long-term external borrowings, which primarily consisted of medium-term notes. During 2024, we also issued $5,285.4 and retired $3,849.4 of retail note securitization borrowings and maintained an average commercial paper balance of $4,976.9. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving credit agreement to securitize retail notes (see Note 5). At October 27, 2024, the revolving credit agreement had a total capacity, or “financing limit,” of $2,000.0 of secured financings at any time. $1,398.3 of short-term securitization borrowings were outstanding under the agreement at October 27, 2024. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected. The agreement was renewed in November 2024 with an expiration in November 2025 and a capacity of $2,500.0.

Capital Investments and Dividends

During 2023, Deere & Company increased its capital investment in JDFS by $810.0. JDFS, in turn, increased its capital investment in Capital Corporation by the same amount. The capital investments were made to maintain targeted leverage ratios and were driven by growth in total Receivables and corresponding borrowings. There were no significant capital investments during 2024.

Capital Corporation declared and paid cash dividends to JDFS of $215.0 in 2024 and $165.0 in 2023. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company. Worldwide lines of credit totaled $10,678.2 at October 27, 2024, $6,474.0 of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization. See Note 8 for more information.

Debt Ratings

Our ability to obtain funding is affected by our debt ratings, which are closely related to the outlook for and the financial condition of John Deere, and the nature and availability of support facilities, such as our lines of credit and the support agreement from Deere & Company.

To access public debt capital markets, we rely on credit rating agencies to assign short-term and long-term credit ratings to our debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold our debt securities. A credit rating agency may change or withdraw ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, reduced access to debt capital markets, and may adversely impact our liquidity.

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

Contractual Obligations and Cash Requirements

Our material cash requirements from contractual and other cash obligations relate to borrowings, including securitization borrowings. As of October 27, 2024, we had $16,025.7 of principal payments on borrowings and securitization borrowings payable in the next 12 months, along with interest payments of $2,057.0. The securitization borrowing payments are based on the expected liquidation of the related retail notes securitized. These payments will likely be replaced with new borrowings to finance the Receivables and Leases portfolio, which is expected to be lower in 2025. See Notes 5, 7, and 9 for further detail regarding future contractual payments on securitization borrowings, intercompany borrowings, and long-term external borrowings.

We also have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. There were $11,733.5 of commitments to John Deere dealers and $32,901.7 of commitments to customers primarily related to revolving charge accounts at October 27, 2024. See Note 17 for further detail regarding these commitments.

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

These items require the most difficult, subjective, or complex judgments. Our accounting policies are described primarily in Note 2.

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of our Receivable portfolio. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis.  Risk characteristics include:

●	product category,
●	market,
●	geography,
●	credit risk, and
●	remaining balance.

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex Customer Receivable pools, which represent more than 90 percent of Customer Receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools, and apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff.
●	Historical loss rate models are used for wholesale receivables, with consideration of current economic conditions and dealer financial risk.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses. See Note 2 for further information.

The allowance for credit losses at October 27, 2024, October 29, 2023, and October 30, 2022 was $227.5, $146.4, and $128.4, respectively. The allowance for credit losses increased in 2024 compared to 2023 primarily due to higher expected losses on retail notes as a result of elevated delinquencies and a decline in market conditions impacting the agriculture receivable portfolio. The allowance for wholesale receivables also increased due to a specific provision for a dealer experiencing financial difficulties. These increases were partially offset by a decrease in the allowance on revolving charge accounts, driven by write-offs of seasonal financing program accounts and recoveries expected on those accounts in the future.

While we believe our allowance is sufficient to provide for losses over the life of our existing Receivables portfolio, different assumptions would result in changes to the allowance for credit losses. Within the Customer Receivables portfolio, credit loss estimates are dependent on a number of factors, including credit quality at time of application, remaining account balances, current delinquency levels, various economic factors and estimated recoveries on defaulted accounts. Changes in any of these factors could impact our credit losses.  Conversely, changes in economic conditions have historically had limited impact on credit losses within the wholesale receivable portfolio.

Holding all other factors constant, a 10 percent increase in the linear regression models’ forecasted defaults as a result of elevated levels of delinquencies, deteriorating credit quality, unfavorable economic factors, or otherwise, and a simultaneous 10 percent decrease in recovery rates would have resulted in an increase to the allowance for credit losses of approximately $50 at October 27, 2024.

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

The total operating lease residual values at October 27, 2024, October 29, 2023, and October 30, 2022 were $3,786.2, $3,538.3, and $3,366.7, respectively. The increase in 2024 was primarily due to a higher operating lease portfolio.

Hypothetically, if (a) future market values for equipment on operating leases were to decrease 10 percent from our present estimates and (b) all the equipment on operating leases were returned to us for remarketing at the end of the lease term, the total unfavorable impact after consideration of dealer residual value guarantees would be approximately $65. This amount would be recognized as higher depreciation expense over the remaining term of the operating leases, or potentially as an impairment.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products;
●	John Deere dealers’ practices and their ability to manage inventory and distribution of John Deere products and to provide support and service precision technology solutions;
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and Leap Ambitions;
●	negative claims or publicity that damage John Deere’s or our reputation or brand;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in higher provisions for credit losses and write-offs;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we and John Deere operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases;
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding;
●	John Deere’s and our ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions, including our financing solutions;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on employee retention, morale, and institutional knowledge;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes;
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, telematics, and telecommunications;

●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	investigations, claims, lawsuits, or other legal proceedings.

Further information concerning us and our business, including factors that could materially affect our financial results, is included in our filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K). There also may be other factors that we cannot anticipate or that are not described herein because we do not currently perceive them to be material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Instrument Market Risk Information

We are naturally exposed to various interest rate and foreign currency risks. As a result, we enter into derivative transactions to manage this exposure and not for speculative purposes.

From time to time, we enter into interest rate swap agreements to manage our interest rate exposure. We also have foreign currency exposures at some of our foreign and domestic operations related to financing in currencies other than the functional currencies. We have entered into derivative agreements related to the management of these foreign currency transaction risks.

Interest Rate Risk

Results of Operations – Central bank policy rates increased in 2022 and 2023 and have remained elevated. Increased interest rates have historically impacted our borrowings sooner than the benefit is realized from the Receivable and Lease portfolio. As a result, we experienced spread compression in 2023 and 2024.

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

The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10 percent from the market rates at October 27, 2024 and October 29, 2023, would have been approximately $90 and $137, respectively.

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

See accompanying table of contents of financial statements on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 27, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 27, 2024, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of October 27, 2024, our internal control over financial reporting was effective.

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

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Not required.

ITEM 11.  EXECUTIVE COMPENSATION.

Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the years ended October 27, 2024 and October 29, 2023, professional services were performed by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended October 27, 2024 and October 29, 2023 were $3.7 and $4.1, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided us with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for each of the fiscal years ended October 27, 2024 and October 29, 2023 were $.3. These services included various attest services.

Tax Fees

There were no fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended October 27, 2024 and October 29, 2023.

All Other Fees

There were no fees billed by Deloitte & Touche for services not included above for the fiscal years ended October 27, 2024 and October 29, 2023.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by our independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2024 proxy statement. During the fiscal year ended October 27, 2024, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements

See the table of contents to financial statements on page 38.

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

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of October 27, 2024 and October 29, 2023, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows, for each of the three years in the period ended October 27, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 27, 2024 and October 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s Receivable portfolio. Non-performing receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●product category
●market
●geography
●credit risk, and
●remaining balance.

The Company utilizes linear regression models to estimate the expected credit losses for large and complex Customer Receivable pools, which represent more than 90 percent of Customer Receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over the reasonable and supportable forecast period.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses.

We identified the allowance for credit losses estimated by the linear regression models and related independent variables and qualitative adjustments used in determining the Company’s United States Customer Receivable portfolios as a critical audit matter because determining the appropriate methodology and assumptions used in the estimate requires significant judgment by management. Given the subjective nature and judgment applied by management to determine the allowance for credit losses, auditing the methodology and assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test the allowance for credit losses estimated for the Company’s United States Customer Receivable portfolio by the linear regression models and related independent variables and qualitative adjustments included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses.
●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s linear regression models.
●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the linear regression models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 12, 2024

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

(in millions)

	2024	2023	2022
Revenues
Finance income earned on retail notes	$1,906.9	$1,494.7	$1,064.5
Lease revenues	1,096.6	997.3	963.7
Revolving charge account income	500.3	417.4	300.2
Finance income earned on wholesale receivables	1,202.5	889.8	342.5
Other income	233.9	176.3	135.7
Total revenues	4,940.2	3,975.5	2,806.6
Expenses
Interest expense	2,489.3	1,671.5	497.3
Operating expenses:
Depreciation of equipment on operating leases	683.8	659.7	667.7
Administrative and operating expenses	521.7	569.4	501.6
Fees and interest paid to John Deere	217.1	252.6	222.1
Provision for credit losses	300.9	88.5	23.5
Total operating expenses	1,723.5	1,570.2	1,414.9
Total expenses	4,212.8	3,241.7	1,912.2
Income of Consolidated Group before Income Taxes	727.4	733.8	894.4
Provision for income taxes	150.8	165.9	205.6
Income of Consolidated Group	576.6	567.9	688.8
Equity in income of unconsolidated affiliate	4.7	3.9	4.5
Net Income	581.3	571.8	693.3
Less: Net loss attributable to noncontrolling interests	(.1)	(.5)	(.3)
Net Income Attributable to the Company	$581.4	$572.3	$693.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

(in millions)

	2024	2023	2022

Net Income	$581.3	$571.8	$693.3

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	22.8	32.2	(114.5)
Unrealized gain (loss) on derivatives	(66.1)	(32.0)	60.0
Unrealized gain (loss) on debt securities	1.5	.1	(.8)
Other Comprehensive Income (Loss), Net of Income Taxes	(41.8)	.3	(55.3)

Comprehensive Income of Consolidated Group	539.5	572.1	638.0
Less: Comprehensive loss attributable to noncontrolling interests	(.1)	(.5)	(.3)
Comprehensive Income Attributable to the Company	$539.6	$572.6	$638.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of October 27, 2024 and October 29, 2023

(in millions)

	2024	2023
Assets
Cash and cash equivalents	$1,621.9	$1,487.5
Marketable securities	3.8	1.4
Receivables:
Retail notes	25,169.4	24,641.1
Retail notes securitized	8,768.4	7,356.8
Revolving charge accounts	4,538.8	4,594.4
Wholesale receivables	14,114.1	13,330.1
Financing leases	1,636.9	1,421.8
Total receivables	54,227.6	51,344.2
Allowance for credit losses	(227.5)	(146.4)
Total receivables – net	54,000.1	51,197.8
Other receivables	142.1	162.0
Receivables from John Deere	192.3	144.4
Equipment on operating leases – net	5,427.7	5,051.5
Notes receivable from John Deere	576.3	650.7
Investment in unconsolidated affiliate	49.0	27.6
Deferred income taxes	29.9	24.6
Other assets	471.5	367.5
Total Assets	$62,514.6	$59,115.0

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$1,679.9	$6,836.1
Securitization borrowings	8,429.3	6,995.2
Current maturities of long-term external borrowings	7,628.9	6,059.9
Total short-term external borrowings	17,738.1	19,891.2
Notes payable to John Deere	2,681.5	3,184.0
Other payables to John Deere	489.2	974.9
Accounts payable and accrued expenses	1,238.0	1,128.3
Deposits held from dealers and merchants	129.6	138.4
Deferred income taxes	285.6	456.3
Long-term external borrowings	33,725.4	27,439.3
Total liabilities	56,287.4	53,212.4
Commitments and contingencies (Note 17)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8
Retained earnings	4,079.6	3,713.2
Accumulated other comprehensive loss	(146.2)	(104.4)
Total Company stockholder’s equity	6,226.2	5,901.6
Noncontrolling interests	1.0	1.0
Total stockholder’s equity	6,227.2	5,902.6
Total Liabilities and Stockholder’s Equity	$62,514.6	$59,115.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

(in millions)

	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$581.3	$571.8	$693.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300.9	88.5	23.5
Provision for depreciation and amortization	705.9	686.0	692.1
Provision (credit) for deferred income taxes	(159.2)	257.2	(35.3)
Change in accounts payable and accrued expenses	72.1	191.8	12.0
Change in accrued income taxes payable/receivable	103.3	(47.4)	(31.9)
Other	27.0	(211.7)	(147.8)
Net cash provided by operating activities	1,631.3	1,536.2	1,205.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(25,867.8)	(25,776.6)	(23,941.6)
Collections of receivables (excluding wholesale)	23,423.9	21,553.4	19,967.5
Increase in wholesale receivables – net	(693.2)	(4,836.1)	(2,737.6)
Cost of equipment on operating leases acquired	(2,427.5)	(2,362.5)	(2,067.1)
Proceeds from sales of equipment on operating leases	1,380.1	1,528.6	1,547.4
Cost of notes receivable acquired from John Deere	(110.6)	(397.5)	(351.9)
Collections of notes receivable from John Deere	185.0	122.5	367.4
Other	(7.9)	(9.8)	9.1
Net cash used for investing activities	(4,118.0)	(10,178.0)	(7,206.8)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net (original maturities of three months or less)	(3,370.8)	2,643.8	1,716.6
Increase in securitization borrowings – net	1,436.0	1,285.1	1,119.7
Increase (decrease) in short-term borrowings with John Deere – net	(521.3)	(2,017.0)	88.6
Proceeds from external borrowings issued (original maturities greater than three months)	16,309.0	13,020.4	9,255.3
Payments of external borrowings (original maturities greater than three months)	(10,914.0)	(6,046.2)	(5,754.4)
Dividends paid	(215.0)	(165.0)	(370.0)
Capital investments from John Deere	.1	810.0
Debt issuance costs	(59.8)	(50.9)	(38.7)
Net cash provided by financing activities	2,664.2	9,480.2	6,017.1

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(3.4)	8.4	(22.9)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	174.1	846.8	(6.7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,612.9	766.1	772.8
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,787.0	$1,612.9	$766.1

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,621.9	$1,487.5	$661.8
Restricted cash*	165.1	125.4	104.3
Total Cash, Cash Equivalents, and Restricted Cash	$1,787.0	$1,612.9	$766.1

* Restricted cash is reported in other assets on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended October 27, 2024, October 29, 2023 and October 30, 2022

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2021	$4,417.5	$1,482.8	$2,982.3	$(49.4)	$1.8

Net income (loss)	693.3		693.6		(.3)
Other comprehensive loss	(55.3)			(55.3)
Dividends declared	(370.0)		(370.0)
Balance October 30, 2022	4,685.5	1,482.8	3,305.9	(104.7)	1.5

Net income (loss)	571.8		572.3		(.5)
Other comprehensive income	.3			.3
Capital investments	810.0	810.0
Dividends declared	(165.0)		(165.0)
Balance October 29, 2023	5,902.6	2,292.8	3,713.2	(104.4)	1.0

Net income (loss)	581.3		581.4		(.1)
Other comprehensive loss	(41.8)			(41.8)
Capital investments	.1				.1
Dividends declared	(215.0)		(215.0)
Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND CONSOLIDATION

Corporate Organization

References to John Deere Capital Corporation (Capital Corporation), “the Company,” “we,” “us,” or “our” include our consolidated subsidiaries. John Deere Financial Services, Inc. (JDFS), a wholly-owned subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. We conduct business in Australia, New Zealand, the U.S., and in several countries in Africa, Asia, Europe, and Latin America, including Argentina, Chile and Mexico. Deere & Company and its wholly-owned subsidiaries are collectively called “John Deere.”

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

Fiscal Year

We use a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs near the end of October. An additional week is included in the fourth fiscal quarter every five or six years to realign our fiscal quarters with the calendar. The fiscal year ends for 2024, 2023, and 2022 were October 27, 2024, October 29, 2023, and October 30, 2022, respectively. Fiscal years 2024, 2023, and 2022 contained 52 weeks. Unless otherwise stated, references to particular years or quarters refer to our fiscal years and the associated periods in those fiscal years.

Presentation of Amounts

All amounts are presented in millions of dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Argentina

We have financial services operations in Argentina. The U.S. dollar has historically been the functional currency for our Argentina operations, as its business is indexed to the U.S. dollar due to the highly inflationary conditions. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate. The Argentine government has certain capital and currency controls that restrict our ability to access U.S. dollars in Argentina and remit earnings from our Argentine operations. As of October 27, 2024 and October 29, 2023, our net investment in Argentina was $44.0 and $41.1, respectively. Revenues from our Argentine operations represented approximately 1 percent and 2 percent of our consolidated revenues for 2024 and 2023, respectively. The net peso exposure as of October 27, 2024 and October 29, 2023 was approximately $18.3 and $31.8, respectively. During 2024, 2023, and 2022, we recognized pretax net foreign exchange losses of $18.7, $27.4, and $22.1, respectively, related to our Argentina operations. Beginning in 2024, foreign exchange gains/losses related to our Argentina operations were included in the calculation of support payments under the international support agreement with Deere & Company (see Note 2).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

Receivables and Allowance for Credit Losses

Receivables are reported on the consolidated balance sheets at outstanding principal and accrued interest, adjusted for any write offs and any unamortized deferred fees or costs on originated Receivables.

We also record an allowance for credit losses and provision for credit losses related to the Receivables. Receivables are written off to the allowance when the account is considered uncollectible.  The allowance for credit losses is an estimate of the credit losses expected over the life of our Receivable portfolio. Non-performing Receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	product category,
●	market,
●	geography,
●	credit risk, and
●	remaining balance.

We utilize the following loss forecast models to estimate expected credit losses:

Customer Receivables:

●	Linear regression models are used for large and complex Customer Receivable pools, which represent more than 90 percent of Customer Receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period. In the fourth quarter of 2024, we transitioned from the use of transition matrix models to linear regression models to estimate expected credit losses. This change in methodology did not have a material impact on our consolidated financial statements.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools, and apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff.

Wholesale receivables:

●	Historical loss rate models are used for wholesale receivables, with consideration of current economic conditions and dealer financial risk. Changes in economic conditions have historically had limited impact on credit losses in this portfolio.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses.

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

International Support Agreement

We have an international support agreement with Deere & Company, pursuant to which we and Deere & Company have agreed to make periodic support payments to each other if and to the extent necessary to ensure our businesses in certain international markets, including Mexico, Argentina, and Chile, earn a specified target return on equity. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours.  Payments made under the international support agreement are reported in “Fees and interest paid to John Deere”, while payments received from Deere & Company are reported in “Other income.”  Refer to Note 15 for additional information.

Foreign Currency Translation

The functional currencies for most of our foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars using the exchange rates at the end of the period. The revenues and expenses are translated at weighted average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign currency exchange components of derivative contracts are included in net income. The pretax net losses for foreign currency exchange in 2024, 2023, and 2022 were $8.8, $20.4, and $25.6 respectively, which are reported in “Administrative and operating expenses” and primarily related to our Argentina operations (see Note 1).

New Accounting Pronouncements Adopted

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

We also adopted the following standards in 2024, none of which had a material effect on our consolidated financial statements:

2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories presented on the face of the income statement. The effective date of the ASU is fiscal year 2028. We are assessing the effect of this update on our related disclosures.

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

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements:

2024-04 — Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
2023-05 — Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

NOTE 3. RECEIVABLES

Retail Notes Receivable

Retail notes receivable by market at October 27, 2024 and October 29, 2023 were as follows:

	2024		2023
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf – new	$14,199.3	$3,236.7	$14,350.6	$2,664.9
Agriculture and turf – used	7,811.3	3,966.2	7,344.9	3,387.4
Construction and forestry – new	3,261.9	1,280.0	2,884.1	1,010.9
Construction and forestry – used	965.3	472.5	1,067.4	430.5
Total	26,237.8	8,955.4	25,647.0	7,493.7
Unearned finance income	(1,068.4)	(187.0)	(1,005.9)	(136.9)
Retail notes receivable	$25,169.4	$8,768.4	$24,641.1	$7,356.8

Gross retail note installments at October 27, 2024 and October 29, 2023 were scheduled to be received as follows:

	2024		2023
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$8,095.1	$3,553.6	$7,718.5	$2,820.5
13-24 months	6,294.7	2,506.8	6,146.8	2,088.5
25-36 months	5,140.9	1,701.7	5,047.0	1,509.0
37-48 months	3,765.7	917.8	3,724.5	824.4
49-60 months	2,251.3	265.9	2,321.1	240.5
Over 60 months	690.1	9.6	689.1	10.8
Total	$26,237.8	$8,955.4	$25,647.0	$7,493.7

Finance income is recognized over the lives of the retail notes using the interest method. During 2024, the average effective yield on retail notes held by us was approximately 5.9 percent, compared with 5.0 percent in 2023 and 3.9 percent in 2022. As of October 27, 2024 and October 29, 2023, over 95 percent of the retail notes held by us bore a fixed finance rate.

A portion of the finance income earned by us arises from financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. We receive compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. We compute the compensation from John Deere for waived or reduced finance charges based on our estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. During 2024, 2023, and 2022, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $431.5, $388.4, and $328.3, respectively.

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

During 2024, 2023, and 2022, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $42.7, $18.5, and $13.4, respectively. Revolving charge accounts receivable at October 27, 2024 and October 29, 2023 totaled $4,538.8 and $4,594.4, and were net of unearned interest income of $72.6 and $88.4 for the same periods, respectively. Generally, account holders may pay their account balance in full at any time or make payments over a number of months according to a payment schedule.

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

Substantially all wholesale receivables are secured with collateral or other credit enhancements. On average, the wholesale receivables portfolio turned four times and five times during 2024 and 2023, respectively. Wholesale receivables at October 27, 2024 and October 29, 2023 totaled $14,114.1 and $13,330.1, respectively.

We purchase certain wholesale trade receivables from John Deere, which are included within “Wholesale receivables.” These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer until payment is received by us. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. We receive compensation from John Deere at approximate market interest rates for these interest-free periods. We compute the compensation from John Deere for interest-free periods based on our estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2024, 2023, and 2022, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $552.5, $542.6, and $239.0, respectively. The increase in 2023 was primarily due to higher average portfolio and higher average compensation rates due to increased funding costs.

Financing Leases

We lease agriculture and turf equipment and construction and forestry equipment directly to retail customers. Leases classified as sales-type or direct financing leases are reported in “Financing leases” on the consolidated balance sheets. See Note 6 for detailed disclosures related to financing leases.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. On a geographic basis, 87 percent of our Receivables portfolio was located in the U.S., at October 27, 2024. There is not a disproportionate concentration of credit risk with any single customer or dealer.

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

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables were as follows:

	2024	2023	2022
Accrued finance income and lease revenue reversed	$43.1	$17.1	$11.3
Finance income and lease revenue recognized on cash payments	37.1	18.4	15.4

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

The credit quality analysis of Customer Receivables by year of origination was as follows:

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,957.7	$7,528.9	$4,715.5	$2,633.1	$915.6	$232.8	$4,351.5	$33,335.1
30-59 days past due	39.5	93.3	49.2	25.2	10.6	3.6	39.2	260.6
60-89 days past due	18.4	43.7	16.7	8.8	7.0	1.9	12.3	108.8
90+ days past due	.4	.9	.3	2.2	.2			4.0
Non-performing	22.2	84.9	69.9	40.4	18.4	11.7	13.9	261.4
Construction and forestry
Current	2,636.0	1,564.0	893.1	380.1	83.2	41.9	114.2	5,712.5
30-59 days past due	49.4	41.3	23.2	9.8	2.5	1.5	4.0	131.7
60-89 days past due	20.0	23.5	8.2	5.8	1.5	.3	1.8	61.1
90+ days past due	.4	.5	.1	.2	.2			1.4
Non-performing	38.2	89.4	64.5	30.6	8.5	3.8	1.9	236.9
Total Customer Receivables	$15,782.2	$9,470.4	$5,840.7	$3,136.2	$1,047.7	$297.5	$4,538.8	$40,113.5

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,998.3	$7,208.2	$4,459.1	$1,970.4	$666.3	$179.3	$4,424.8	$31,906.4
30-59 days past due	46.8	66.6	34.6	18.7	8.2	2.9	28.1	205.9
60-89 days past due	15.8	22.0	14.8	7.8	3.3	1.3	8.6	73.6
90+ days past due	1.4	.8	2.7	2.9	.1	.1		8.0
Non-performing	25.9	63.7	44.5	25.0	12.9	12.0	7.2	191.2
Construction and forestry
Current	2,343.4	1,586.2	859.0	279.2	65.3	27.3	118.6	5,279.0
30-59 days past due	44.4	28.1	24.8	8.6	3.4	.4	4.1	113.8
60-89 days past due	17.8	11.4	11.8	4.5	1.0	.2	1.8	48.5
90+ days past due	.1	1.2	.1	.1				1.5
Non-performing	34.1	67.5	51.2	20.7	7.5	4.0	1.2	186.2
Total Customer Receivables	$15,528.0	$9,055.7	$5,502.6	$2,337.9	$768.0	$227.5	$4,594.4	$38,014.1

The credit quality analysis of wholesale receivables by year of origination was as follows:

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$640.7	$161.6	$29.5	$6.2	$1.0	$.3	$9,599.8	$10,439.1
30-59 days past due	.2						4.3	4.5
60-89 days past due							4.2	4.2
90+ days past due	.1						10.1	10.2
Non-performing							35.3	35.3
Construction and forestry
Current	21.0	8.6	1.5	11.7	.1		3,557.0	3,599.9
30-59 days past due							8.1	8.1
60-89 days past due							5.1	5.1
90+ days past due							7.7	7.7
Non-performing
Total wholesale receivables	$662.0	$170.2	$31.0	$17.9	$1.1	$.3	$13,231.6	$14,114.1

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$609.5	$92.6	$20.0	$3.9	$.7	$159.9	$9,270.1	$10,156.7
30-59 days past due							18.5	18.5
60-89 days past due							21.8	21.8
90+ days past due							5.5	5.5
Non-performing							5.7	5.7
Construction and forestry
Current	19.4	2.5	19.9	.2	.1	75.2	2,987.6	3,104.9
30-59 days past due							4.3	4.3
60-89 days past due							5.5	5.5
90+ days past due							7.2	7.2
Non-performing
Total wholesale receivables	$628.9	$95.1	$39.9	$4.1	$.8	$235.1	$12,326.2	$13,330.1

An analysis of the allowance for credit losses and investment in Receivables at October 27, 2024, October 29, 2023, and October 30, 2022 was as follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
2024
Allowance:
Beginning of year balance	$114.9	$20.4	$11.1	$146.4
Provision for credit losses*	228.8	51.6	18.2	298.6
Write-offs	(162.5)	(93.8)		(256.3)
Recoveries	11.6	29.4	.2	41.2
Translation adjustments	(.4)		(2.0)	(2.4)
End of year balance	$192.4	$7.6	$27.5	$227.5

Receivables:
End of year balance	$35,574.7	$4,538.8	$14,114.1	$54,227.6

2023
Allowance:
Beginning of year balance	$95.4	$21.9	$11.1	$128.4
Provision (credit) for credit losses*	67.6	21.2	(.2)	88.6
Write-offs	(60.8)	(44.4)	(.2)	(105.4)
Recoveries	12.9	21.8	.6	35.3
Translation adjustments	(.2)	(.1)	(.2)	(.5)
End of year balance	$114.9	$20.4	$11.1	$146.4

Receivables:
End of year balance	$33,419.7	$4,594.4	$13,330.1	$51,344.2

2022
Allowance:
Beginning of year balance	$96.5	$20.8	$11.7	$129.0
Provision (credit) for credit losses*	26.1	(1.8)	.1	24.4
Write-offs	(40.7)	(26.8)	(.3)	(67.8)
Recoveries	14.4	29.7	.1	44.2
Translation adjustments	(.9)		(.5)	(1.4)
End of year balance	$95.4	$21.9	$11.1	$128.4

Receivables:
End of year balance	$29,871.3	$4,165.8	$8,404.5	$42,441.6

* Excludes provision (credit) for credit losses on unfunded commitments of $2.3, $(.1), and $(.9) for the years ended October 27, 2024, October 29, 2023, and October 30, 2022, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses increased in 2024 compared to 2023, primarily due to higher expected losses on retail notes and financing leases as a result of elevated delinquencies and a decline in market conditions impacting the agriculture receivable portfolio. The allowance for wholesale receivables also increased due to a specific provision for a dealer experiencing financial difficulties. These increases were partially offset by a decrease in the allowance on revolving charge accounts, driven by write-offs of seasonal financing program accounts and recoveries expected on those accounts in the future. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural industry cycle and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated, as necessary.

During 2024, 2023, and 2022, $54.0, $17.0, and $8.5, respectively, was recorded in other income related to recoveries from freestanding credit enhancements. The increase in 2024 was driven by higher recoveries from John Deere dealers and expected recoveries on bank guarantee contracts, which relate primarily to the wholesale allowance increase noted above. At October 27, 2024 and October 29, 2023, we had $119.3 and $129.6, respectively, of deposits withheld from John Deere dealers and merchants available as credit enhancements for retail notes and financing leases.

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

At October 27, 2024, the ending amortized cost of modified loans with borrowers experiencing financial difficulty in 2024 was as follows:

2024
Current	$68.0
30-59 days past due	1.3
60-89 days past due	1.4
90+ days past due	.1
Non-performing	12.7
Total	$83.5

In 2024, these modifications represented .15 percent of our Receivable portfolio. The financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 8 months, while term extensions added a weighted average of 10 months to the terms of the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 2 months and a weighted average term extension of 8 months.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during 2024. In addition, at October 27, 2024, commitments to provide additional financing to these customers were $25.7.

Troubled Debt Restructuring

Prior to adopting ASU 2022-02, modifications of loans to borrowers experiencing financial difficulty were considered troubled debt restructurings when the modification resulted in a concession we would not otherwise consider.

The following table includes Receivable contracts identified as troubled debt restructurings, which were primarily retail notes:

	2023	2022
Number of receivable contracts	149	199
Pre-modification balance	$7.2	$7.0
Post-modification balance	6.7	5.8

In 2023 and 2022, we had no significant troubled debt restructurings that subsequently defaulted and were written off.

Write-offs

Write-offs by year of origination were as follows:

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf	$4.0	$29.2	$23.5	$10.3	$9.9	$3.1	$86.0	$166.0
Construction and forestry	8.2	33.4	23.4	10.3	4.7	2.5	7.8	90.3
Total	$12.2	$62.6	$46.9	$20.6	$14.6	$5.6	$93.8	$256.3

Total write-offs and recoveries, by product, and as a percentage of average balances held during the year, were as follows:

	2024		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes & financing leases:
Agriculture and turf	$(80.0)	(.28)%	$(31.7)	(.12)%	$(21.4)	(.09)%
Construction and forestry	(82.5)	(1.44)	(29.1)	(.55)	(19.3)	(.39)
Total retail notes & financing leases	(162.5)	(.48)	(60.8)	(.20)	(40.7)	(.15)
Revolving charge accounts	(93.8)	(2.40)	(44.4)	(1.17)	(26.8)	(.77)
Wholesale receivables			(.2)		(.3)
Total write-offs	(256.3)	(.48)	(105.4)	(.23)	(67.8)	(.18)
Recoveries:
Retail notes & financing leases:
Agriculture and turf	8.4	.03	8.8	.03	10.2	.05
Construction and forestry	3.2	.06	4.1	.08	4.2	.09
Total retail notes & financing leases	11.6	.03	12.9	.04	14.4	.05
Revolving charge accounts	29.4	.75	21.8	.58	29.7	.86
Wholesale receivables	.2		.6	.01	.1
Total recoveries	41.2	.08	35.3	.08	44.2	.12
Total net write-offs	$(215.1)	(.40)%	$(70.1)	(.15)%	$(23.6)	(.06)%

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

We offer securitization programs to institutional investors and other financial institutions through public issuances or privately through a revolving credit agreement. At October 27, 2024, the revolving agreement had a financing limit of up to $2,000.0 of secured financings at any time. At October 27, 2024, $1,398.3 of securitization borrowings were outstanding under the revolving agreement. In November 2024, the agreement was renewed for one year with a capacity of $2,500.0.

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

The components of the securitization programs at October 27, 2024 and October 29, 2023 were as follows:

	2024	2023
Retail notes securitized	$8,768.4	$7,356.8
Allowance for credit losses	(47.0)	(21.4)
Other assets*	186.5	152.0
Total restricted securitized assets	$8,907.9	$7,487.4

Securitization borrowings	$8,429.3	$6,995.2
Accrued interest on borrowings	13.9	12.6
Total liabilities related to restricted securitized assets	$8,443.2	$7,007.8

* Primarily restricted cash of $164.8 and $125.1 at October 27, 2024 and October 29, 2023, respectively.

The weighted average interest rates on securitization borrowings at October 27, 2024 and October 29, 2023 were 5.0 percent and 4.7 percent, respectively.

Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings at October 27, 2024 based on the expected liquidation of the retail notes is as follows: 2025 - $4,034.0, 2026 - $2,440.0, 2027 - $1,428.1, 2028 - $499.8, 2029 - $36.9, and later years - $3.9. At October 27, 2024 the maximum remaining term of all restricted securitized retail notes was approximately seven years.

NOTE 6. LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases,” and operating leases are reported in “Equipment on operating leases – net.”

Leases offered by us may include early termination and renewal options. At the end of the majority of leases, the lessee has the option to purchase the underlying equipment for the contractual residual value or return it to the dealer. If the equipment is returned to the dealer, the dealer also has the option to purchase the equipment or return it to us for remarketing.

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

Lease revenues earned by us were as follows:

	2024	2023	2022
Sales-type and direct financing lease revenues	$113.9	$90.7	$56.6
Operating lease revenues	968.6	894.2	886.1
Variable lease revenues	16.3	14.2	23.4
Total lease revenues	$1,098.8	$999.1	$966.1

Variable lease revenues reported above include excess use and damage fees of $2.2, $1.8, and $2.4 for 2024, 2023, and 2022, respectively, which were reported in “Other income.”

Deposits withheld from John Deere dealers and related credit losses on leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes (see Note 3). During 2024, 2023, and 2022, the finance income earned from John Deere on sales-type and direct financing leases containing waiver of finance charges or reduced rates was $11.2, $6.9, and $3.9, respectively. The operating lease revenue earned from John Deere during 2024, 2023, and 2022 was $21.9, $24.5, and $30.0, respectively.

Financing Leases

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, we record the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by market at October 27, 2024 and October 29, 2023 were as follows:

	2024	2023
Agriculture and turf	$656.0	$664.4
Construction and forestry	209.9	223.4
Total	865.9	887.8
Guaranteed residual values	895.6	701.9
Unguaranteed residual values	26.9	27.2
Unearned finance income	(151.5)	(195.1)
Financing leases receivable	$1,636.9	$1,421.8

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at October 27, 2024 were as follows:

Due in:
2025	$1,122.0
2026	298.2
2027	173.8
2028	99.3
2029	51.5
Later years	16.7
Total	$1,761.5

Operating Leases

The cost of equipment on operating leases by market at October 27, 2024 and October 29, 2023 was as follows:

	2024	2023
Agriculture and turf	$5,765.0	$5,265.2
Construction and forestry	963.7	1,042.4
Total	6,728.7	6,307.6
Accumulated depreciation	(1,301.0)	(1,256.1)
Equipment on operating leases - net	$5,427.7	$5,051.5

Lease payments from equipment on operating leases are recorded as income on a straight-line method over the lease term. Lease agreements include usage limits and specifications on machine condition, which allows us to assess lessees for excess use or damages to the underlying equipment.

Lease payments for equipment on operating leases at October 27, 2024 were scheduled as follows:

Due in:
2025	$852.4
2026	620.8
2027	357.4
2028	176.8
2029	41.7
Later years	8.6
Total	$2,057.7

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

The total operating lease residual values at October 27, 2024 and October 29, 2023 were $3,786.2 and $3,538.3, respectively. John Deere dealers generally provide a first-loss residual value guarantee on operating lease originations. Total residual value guarantees were $698.7 and $566.9 at October 27, 2024 and October 29, 2023, respectively.

We discuss with lessees and dealers options to purchase the equipment or extend the lease prior to operating lease maturity. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at October 27, 2024 and October 29, 2023 were $26.6 and $16.2, respectively. Matured operating lease inventory is reported in “Other assets.”

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $62.7 and $51.8 at October 27, 2024 and October 29, 2023, respectively.

NOTE 7. NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE

We provide loans to Banco John Deere S.A. (BJD), a John Deere finance subsidiary in Brazil, which are reported in “Notes receivable from John Deere.” In August 2024, John Deere entered into a joint venture agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50 percent owner of BJD. The transaction is expected to close in the first half of 2025. We plan to provide funding to the joint venture after the transaction closes and will report the loans as receivables from unconsolidated affiliates.

Balances due from BJD at October 27, 2024 and October 29, 2023 were as follows:

	2024	2023
Notes receivable from John Deere	$576.3	$650.7

The loan agreements mature over the next eight years and charge interest at competitive market rates. Interest earned from John Deere was $44.8, $37.6, and $16.9 in 2024, 2023, and 2022, respectively, which is recorded in “Other income.”

We also obtain funding from affiliated companies which resulted in notes payable to John Deere at October 27, 2024 and October 29, 2023 as follows:

	2024	2023
Notes payable to John Deere	$2,681.5	$3,184.0
Weighted average interest rate	4.4%	5.2%

The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. At October 27, 2024, there were no intercompany borrowings that were long-term loans without a due on demand call option, compared with $528.1 at October 29, 2023. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $163.7, $199.9, and $86.8 in 2024, 2023, and 2022, respectively, which is recorded in “Fees and interest paid to John Deere.”

NOTE 8. SHORT-TERM EXTERNAL BORROWINGS

Our short-term external borrowings at October 27, 2024 and October 29, 2023 consisted of the following:

	2024	2023
Commercial paper and other notes payable	$1,679.9	$6,836.1
Securitization borrowings	8,429.3	6,995.2
Current maturities of long-term external borrowings *	7,628.9	6,059.9
Total	$17,738.1	$19,891.2

* Includes unamortized fair value adjustments related to interest rate swaps.

The weighted average interest rates at October 27, 2024 and October 29, 2023, were:

	2024	2023
Commercial paper and other notes payable	5.3%	5.6%
Securitization borrowings	5.0%	4.7%

Worldwide lines of credit were $10,678.2 at October 27, 2024, consisting primarily of:

●	a 364-day credit facility agreement of $5,000.0, expiring in the second quarter of 2025,
●	a credit facility agreement of $2,750.0, expiring in the second quarter of 2028, and
●	a credit facility agreement of $2,750.0, expiring in the second quarter of 2029.

Some of these credit lines are available to both us and Deere & Company. At October 27, 2024, $6,474.0 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Deere & Company has an agreement with us pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain our consolidated tangible net worth at not less than $50.0. This agreement also obligates Deere & Company to make payments to us such that our consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly periods. Deere & Company’s obligations to make payments to us under the agreement are independent of whether we are in default on our indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of our indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At October 27, 2024, Deere & Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and our consolidated tangible net worth was $6,226.2.

NOTE 9. LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings at October 27, 2024 and October 29, 2023 consisted of the following:

	2024	2023
Senior Debt:
Medium-term notes	$33,835.8	$27,522.8
Finance lease obligations	.1
Total senior debt	33,835.9	27,522.8
Unamortized debt discount and debt issuance costs	(110.5)	(83.5)
Total	$33,725.4	$27,439.3

All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. Medium-term notes due through 2034 are offered by prospectus and issued at fixed and variable rates. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

The principal balances and weighted average interest rates on medium-term notes were as follows:

	2024	2023
Medium-term notes:
Principal	$34,398.2	$28,733.5
Weighted average interest rates*	5.2%	4.9%

* Includes impact of interest rate swaps

The principal amounts of medium-term notes maturing in each of the next five years are as follows: 2025 - $7,624.2, 2026 -$8,258.7, 2027 - $6,775.0, 2028 - $4,685.3, and 2029 - $4,998.5.

NOTE 10. CAPITAL STOCK

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at October 27, 2024 or October 29, 2023. At October 27, 2024 and October 29, 2023, Capital Corporation had authorized, but not issued, 10,000 shares of $1.00 par value preferred stock.

NOTE 11. CAPITAL INVESTMENTS AND DIVIDENDS

The following capital investments were received from JDFS and cash dividends were declared and paid to JDFS during 2024, 2023, and 2022:

	2024	2023	2022
Capital investments		$810.0
Dividends	$215.0	165.0	$370.0

In each case, JDFS either received a comparable capital investment or paid a comparable dividend to Deere & Company. The capital investments during 2023 were made to maintain targeted average leverage ratios and were driven by growth in total Receivables and corresponding borrowings.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

We are a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense (benefit) is actuarially determined based on our employees included in the plan. Our pension benefit was $8.0 in 2024, $4.8 in 2023, and not significant in 2022. The accumulated benefit obligation and plan net assets for our employees are not determined separately from Deere & Company.

We provide defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on our employees included in the plans and amounted to $2.3 in 2024, $6.2 in 2023, and $6.0 in 2022.

We are a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. Our contributions and costs under these plans were $16.0 in 2024, $14.4 in 2023, and $13.8 in 2022.

Further disclosure for the plans described above is included in the notes to the Deere & Company Annual Report on Form 10-K for the year ended October 27, 2024 (Deere & Company 2024 Form 10-K).

NOTE 13. SHARE-BASED COMPENSATION

Some of our employees participate in Deere & Company share-based compensation plans. During 2024, 2023, and 2022, the total share-based compensation expense and income tax benefit recognized was as follows:

	2024	2023	2022
Share-based compensation expense	$13.6	$8.6	$6.4
Income tax benefit	3.2	2.0	1.5

Further disclosure for these plans is included in the notes to the Deere & Company 2024 Form 10-K.

NOTE 14. INCOME TAXES

We are subject to income taxes in a number of jurisdictions. We determine our income tax provision using the asset and liability method. The provision for income taxes by taxing jurisdiction and by significant component consisted of the following:

	2024	2023	2022
Current:
U.S.:
Federal	$234.4	$(98.6)	$200.8
State	24.8	(33.7)	10.8
Foreign	50.8	41.0	29.3
Total current	310.0	(91.3)	240.9

Deferred:
U.S.:
Federal	(138.0)	230.6	(48.9)
State	(16.5)	29.1	3.2
Foreign	(4.7)	(2.5)	10.4
Total deferred	(159.2)	257.2	(35.3)
Provision for income taxes	$150.8	$165.9	$205.6

Our taxable income is included in the consolidated U.S. income tax return and various state returns of Deere & Company. Under tax sharing arrangements with Deere & Company, our provision for income taxes is generally recorded as if Capital Corporation and each of our subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. The difference between the provision for income taxes recorded by us and the provision for income taxes calculated on an unmodified, separate return basis was not material in 2024, 2023, or 2022.

The amounts due from (payable to) Deere & Company under the tax sharing arrangements at October 27, 2024 and October 29, 2023 were as follows:

	2024	2023
Tax sharing receivables		$43.8
Tax sharing payables	$(42.4)	(7.5)

The tax sharing receivables are included in “Other receivables” and the payables are included in “Accounts payable and accrued expenses.”

A comparison of the statutory and effective income tax provision and reasons for related differences follows:

	2024	2023	2022
U.S. federal income tax provision at a statutory rate (21 percent)	$152.8	$154.1	$187.8
Increase (decrease) resulting from:
Tax rates on foreign earnings	3.5	1.4	6.0
State and local income taxes, net of federal income tax benefit	3.4	.4	11.3
Other - net	(8.9)	10.0	.5
Provision for income taxes	$150.8	$165.9	$205.6

At October 27, 2024, accumulated earnings of $83.5 in certain subsidiaries outside the U.S. are expected to remain indefinitely reinvested outside of the U.S. As such, a provision for foreign withholding taxes has not been made. Determination of the amount of foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at October 27, 2024 and October 29, 2023 was as follows:

	2024		2023
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions	$.2	$437.1	$1.2	$562.6
Accrual for retirement and other benefits	1.0		3.8
Accrual for other employee benefits	19.7		19.6
Allowance for credit losses	71.1		39.8
Net unrealized gain/loss on derivatives/investments	6.5			8.8
Tax loss and tax credit carryforwards	14.8		27.6
Federal taxes on deferred state tax deductions	8.4		4.9
Miscellaneous accruals and other	76.5	12.2	61.1	8.1
Less valuation allowances	(4.6)		(10.2)
Total	$193.6	$449.3	$147.8	$579.5

At October 27, 2024, tax loss and tax credit carryforwards of $14.8 were available, with $14.3 expiring from 2025 through 2044 and $.5 with an indefinite carryforward period.

A reconciliation of unrecognized tax benefits at October 27, 2024, October 29, 2023, and October 30, 2022 was as follows:

	2024	2023	2022
Beginning of year balance	$44.4	$36.5	$34.9
Increases to tax positions taken during the current year	19.2	15.0	9.3
Increases to tax positions taken during prior years	4.4	3.2	1.2
Decreases to tax positions taken during prior years	(7.7)	(6.9)	(6.1)
Decreases due to lapse of statute of limitations		(2.6)	(2.7)
Settlements	(.5)	(.8)	(.1)
End of year balance	$59.8	$44.4	$36.5

The amount of unrecognized tax benefits at October 27, 2024 and October 29, 2023 that would impact the effective tax rate if the tax benefits were recognized was $31.9 and $26.8, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. We expect that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

We file our tax returns according to the tax laws of the jurisdictions in which we operate, which includes the U.S. federal jurisdiction and various state and foreign jurisdictions. We are included in the consolidated U.S. income tax return and various state returns of Deere & Company. The U.S. Internal Revenue Service has completed the examination of Deere & Company’s federal income tax returns for periods prior to 2015. The federal income tax returns for years 2015 to 2020 are currently under examination. Various state and foreign income tax returns also remain subject to examination by taxing authorities.

Our policy is to recognize interest related to income taxes in “Interest expense” and “Other income,” and recognize penalties in “Administrative and operating expenses.” The amount of interest and penalties recognized was not significant for any of the periods presented. At October 27, 2024 and October 29, 2023, the liability for accrued interest and penalties totaled $11.7 and $12.3, respectively.

NOTE 15. OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

The major components of other income and administrative and operating expenses were as follows:

	2024	2023	2022
Other income
Fees and interest from John Deere	$59.8	$47.0	$28.5
External interest income	85.9	63.1	8.6
Operating lease disposition gains - net	17.3	31.0	66.9
Freestanding credit enhancement recoveries	54.0	17.0	8.5
Other	16.9	18.2	23.2
Total	$233.9	$176.3	$135.7

Administrative and operating expenses
Compensation and benefits	$277.2	$273.8	$252.9
Computer processing and software	62.8	58.3	55.8
Property taxes on leased assets	23.0	23.3	33.0
Foreign currency exchange losses - net	8.8	20.4	25.6
Dealer financing incentives	101.6	129.9	77.3
Other	48.3	63.7	57.0
Total	$521.7	$569.4	$501.6

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statements of consolidated cash flows, all cash flows related to short-term borrowings with original maturities of three months or less, in addition to securitization borrowings, are reported on a net basis. During 2024, we issued $5,285.4 and retired $3,849.4 of retail note securitization borrowings.

Supplemental cash flow information was as follows:

	2024	2023	2022
Cash paid for interest	$2,568.1	$1,726.6	$606.8
Cash paid (received) for income taxes	261.5	(43.2)	280.9

NOTE 17. COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc., a John Deere finance subsidiary in Canada. At October 27, 2024, the following notional amounts were guaranteed by us:

●	Medium-term notes: $3,247.9
●	Commercial paper: $2,446.0
●	Derivatives: $4,096.0, with a fair value liability of $81.5

The weighted average interest rate on the medium-term notes at October 27, 2024 was 3.7 percent with a maximum remaining maturity of five years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at October 27, 2024 were as follows:

●	John Deere dealers: $11,733.5
●	Customers: $32,901.7, primarily related to revolving charge accounts

We had a reserve for credit losses of $4.3 on unfunded commitments that are not unconditionally cancellable at October 27, 2024, which is recorded in “Accounts payable and accrued expenses.”

At October 27, 2024, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of October 27, 2024.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

NOTE 18. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) at October 27, 2024, October 29, 2023, and October 30, 2022 were as follows:

	2024	2023	2022
Cumulative translation adjustment	$(114.0)	$(136.8)	$(169.0)
Unrealized gain (loss) on derivatives	(31.3)	34.8	66.8
Unrealized loss on debt securities	(.9)	(2.4)	(2.5)
Accumulated other comprehensive loss	$(146.2)	$(104.4)	$(104.7)

The following reflect amounts recorded in and reclassifications out of other comprehensive income (loss) and the income tax effects:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2024
Cumulative translation adjustment	$22.8		$22.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(9.7)	$2.0	(7.7)
Reclassification of realized (gain) loss – Interest expense	(74.0)	15.6	(58.4)
Net unrealized gain (loss) on derivatives	(83.7)	17.6	(66.1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	2.4	(.9)	1.5
Total other comprehensive income (loss)	$(58.5)	$16.7	$(41.8)

2023
Cumulative translation adjustment	$32.2		$32.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	25.4	$(5.3)	20.1
Reclassification of realized (gain) loss – Interest expense	(65.9)	13.8	(52.1)
Net unrealized gain (loss) on derivatives	(40.5)	8.5	(32.0)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.1		.1
Total other comprehensive income (loss)	$(8.2)	$8.5	$.3

2022
Cumulative translation adjustment	$(114.5)		$(114.5)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	88.3	$(18.5)	69.8
Reclassification of realized (gain) loss – Interest expense	(12.4)	2.6	(9.8)
Net unrealized gain (loss) on derivatives	75.9	(15.9)	60.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(1.1)	.3	(.8)
Total other comprehensive income (loss)	$(39.7)	$(15.6)	$(55.3)

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

The fair values of financial instruments that do not approximate the carrying values at October 27, 2024 and October 29, 2023 were as follows:

	2024		2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Receivables financed – net	$45,278.7	$45,291.5	$43,862.4	$43,168.7
Retail notes securitized – net	8,721.4	8,651.8	7,335.4	7,055.8
Securitization borrowings	8,429.3	8,451.1	6,995.2	6,921.1
Current maturities of long-term external borrowings	7,628.9	7,600.4	6,059.9	5,953.0
Long-term external borrowings	33,725.4	33,904.9	27,439.3	27,057.7

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

Assets and liabilities measured at October 27, 2024 and October 29, 2023 at fair value on a recurring basis were as follows:

	2024	2023
Marketable securities
International debt securities	$3.8	$1.4
Receivables from John Deere
Derivatives	192.3	144.4
Other assets
Derivatives	27.7	11.3
Total assets	$223.8	$157.1

Other payables to John Deere
Derivatives	$489.2	$974.9
Accounts payable and accrued expenses
Derivatives	.8	.5
Total liabilities	$490.0	$975.4

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at a cost that approximates fair value. The cash equivalents consist of time deposits and money market funds.

The international debt securities mature over the next six years. At October 27, 2024, the amortized cost basis and fair value of these available-for-sale debt securities were $5.0 and $3.8, respectively.

There were no significant assets or liabilities measured at fair value on a nonrecurring basis during each of the periods ended October 27, 2024, October 29, 2023, and October 30, 2022.

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

The fair value of our derivative instruments and the associated notional amounts were as follows:

	October 27, 2024			October 29, 2023
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$2,875.0	$2.9	$20.0	$1,500.0	$44.7

Fair value hedges:
Interest rate contracts - swaps	15,033.9	107.8	445.2	11,859.4		$915.7
Cross-currency interest rate contracts	974.5	30.4

Not designated as hedging instruments:
Interest rate contracts - swaps	5,907.0	25.9	15.0	8,010.9	72.2	27.4
Foreign currency exchange contracts	1,707.8	27.7	.8	1,546.5	11.3	.5
Cross-currency interest rate contracts	157.8	16.5	.2	175.8	3.2	7.5
Interest rate caps - sold	1,469.1		8.8	1,336.0		24.3
Interest rate caps - purchased	1,469.1	8.8		1,336.0	24.3

The amount of loss recorded in OCI related to cash flow hedges at October 27, 2024 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $3.6 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded, at October 27, 2024 and October 29, 2023, in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
		Cumulative	Carrying	Cumulative
	Carrying	Fair Value	Amount of	Fair Value
	Amount of	Hedging	Formerly	Hedging
2024	Hedged Item	Adjustment	Hedged Item	Adjustment
Current maturities of long-term external borrowings			$1,781.8	$7.3
Long-term external borrowings	$15,596.8	$(335.1)	8,625.8	(227.3)

2023
Current maturities of long-term external borrowings			$1,814.0	$14.9
Long-term external borrowings	$10,883.7	$(922.6)	7,144.1	(288.1)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	2024	2023	2022
Fair Value Hedges
Interest rate contracts - Interest expense *	$212.4	$(518.7)	$(1,102.0)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts - OCI (pretax)	$(9.7)	$25.4	$88.3
Reclassified from OCI
Interest rate contracts - Interest expense	74.0	65.9	12.4

Not Designated as Hedges
Interest rate contracts - Interest expense *	$(7.1)	$27.3	$62.4
Foreign currency exchange contracts – Administrative and operating expenses *	(102.9)	19.1	169.3
Total not designated	$(110.0)	$46.4	$231.7

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliate party transactions were gains (losses) of $297.0, $(437.1), and $(1,021.7) during 2024, 2023, and 2022, respectively.

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

We have ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, we have a loss sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of October 27, 2024 and October 29, 2023.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid at October 27, 2024 and October 29, 2023 were as follows:

2024
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$27.7	$(.1)		$27.6
John Deere	192.3	(151.2)		41.1
Liabilities
External	.8	(.1)		.7
John Deere	489.2	(151.2)		338.0

2023
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$11.3	$(.1)		$11.2
John Deere	144.4	(107.0)		37.4
Liabilities
External	.5	(.1)		.4
John Deere	974.9	(107.0)		867.9

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

Geographic area information as of and for the years ended October 27, 2024, October 29, 2023, and October 30, 2022 is presented below:

	2024	2023	2022
Revenues:
U.S.	$4,348.5	$3,456.5	$2,450.5
Outside the U.S.	591.7	519.0	356.1
Total	$4,940.2	$3,975.5	$2,806.6

Receivables:
U.S.	$47,358.9	$44,260.0	$36,555.6
Outside the U.S.	6,868.7	7,084.2	5,886.0
Total	$54,227.6	$51,344.2	$42,441.6

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

Summarized financial information of the unconsolidated affiliated company for the relevant fiscal years was as follows:

	2024	2023	2022
Operations:
Total revenue	$38.4	$25.5	$17.7
Net income	9.3	7.8	9.0
The Company’s equity in net income	4.7	3.9	4.5

	2024	2023
Financial Position:
Total assets	$684.7	$606.5
Total external borrowings	572.1	541.3
Total net assets	97.9	55.2
The Company’s share of net assets	49.0	27.6

NOTE 23. EMPLOYEE-SEPARATION PROGRAMS

In the third quarter of 2024, we and John Deere implemented employee-separation programs for our salaried workforce in several geographic areas, including the United States, Europe, and Latin America. The programs’ main purpose was to help meet John Deere’s and our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs were largely involuntary in nature with the expense recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period.

The programs’ total pretax expenses are estimated to be approximately $9.1 with $9.0 recorded in 2024. The expenses were recorded in “Administrative and operating expenses.”

NOTE 24. SUBSEQUENT EVENTS

On November 25, 2024, Capital Corporation declared a $135 dividend to be paid to JDFS on December 5, 2024. JDFS, in turn, declared a $135 dividend to Deere & Company, also payable on December 5, 2024.

In November 2024, we entered into a retail note securitization transaction, resulting in $725.2 of secured borrowings.

Index to Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-6458*)

4.1

Senior Indenture, dated March 15, 1997, between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee (Exhibit 4.1 to registration statement on Form S-3 No. 333-68355, filed December 4, 1998, Securities and Exchange Commission File Number 1-6458*)

4.2

First Supplemental Senior Indenture, dated April 21, 2011, between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to registration statement on Form S-3 No. 333-173672, filed April 21, 2011, Securities and Exchange Commission File Number 1-6458*)

4.3

Second Supplemental Senior Indenture, dated April 17, 2014, between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to registration statement on Form S-3 No. 333-195332, filed April 17, 2014, Securities and Exchange Commission File Number 1-6458*)

4.4

Third Supplemental Senior Indenture, dated April 7, 2017, between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.4 to registration statement on Form S-3 No. 333-217193, filed April 7, 2017, Securities and Exchange Commission File Number 1-6458*)

4.5

Subordinated Indenture, dated September 1, 2003, between the registrant and U.S. Bank National Association, as Trustee (Exhibit 4.3 to registration statement on Form S-3 No. 333-108705, filed September 11, 2003, Securities and Exchange Commission File Number 1-6458*)

4.6

Terms and Conditions of the Euro Medium Term Notes, published March 31, 2022, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of the registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management, as amended on June 12, 2024, to increase the authorization to $9,000,000,000 (Exhibit 4.4 to the Form 10-K of Deere & Company for the year ended October 27, 2024, Securities and Exchange Commission File Number 1-4121*)

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

10.1

Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.2

Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.3

Agreement, as amended November 1, 1994, between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.3 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.4

Agreement, dated July 14, 1997, between the registrant and John Deere Construction Equipment Company concerning construction retail notes (Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.5

Second Amended Agreement, dated March 27, 2023, between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth of the registrant (Exhibit 10.4 to Form 10-Q of the registrant for the quarter ended April 30, 2023, Securities and Exchange Commission File Number 1-4121*)

10.6

Asset Purchase Agreement, dated October 29, 2001, between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.7

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between Deere & Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.8

Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.9

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.11

Agreement, dated December 14, 2023, between the registrant, Deere & Company, Deere Credit, Inc., and Deere Capital, Inc., relating to providing international support payments between the parties (Exhibit 10.11 to Form 10-K of the registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-6458*)

10.12

2028 Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent (Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended April 28, 2024, Securities and Exchange Commission File Number 1-6458*)

10.13

2029 Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent (Exhibit 10.3 to Form 10-Q of the registrant for the quarter ended April 28, 2024, Securities and Exchange Commission File Number 1-6458*)

10.14

364-Day Credit Agreement, dated March 25, 2024, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent (Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended April 28, 2024, Securities and Exchange Commission File Number 1-6458*)

21.	Omitted pursuant to instruction I(2)

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications (furnished herewith)

97.†

Incentive Compensation Recovery Policy effective October 2, 2023 (Exhibit 10.10 to Form 10-K of the registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-6458*)

99.	Item 1A of the Deere & Company Form 10-K for the fiscal year ended October 27, 2024 (Securities and Exchange Commission File Number 1-4121*)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 12, 2024

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

Signature	Title		Date

/s/ John C. May	Director, Chairman, and	)
John C. May	Chief Executive Officer	)
(Principal Executive Officer))
)
/s/ Joshua A. Jepsen	Director and Senior Vice President	)
Joshua A. Jepsen	(Principal Financial Officer and	)
Principal Accounting Officer))
)
)
/s/ Rajesh Kalathur	Director and President	)
Rajesh Kalathur		)
)
)
/s/ Ryan D. Campbell	Director	)	December 12, 2024
Ryan D. Campbell		)
)
)
/s/ James A. Israel	Director	)
James A. Israel		)
)
)
/s/ Deanna M. Kovar	Director	)
Deanna M. Kovar		)
)
)
/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)
)
)

Signature	Title		Date

/s/ Cory J. Reed	Director	)
Cory J. Reed		)
)
)
/s/ Jayma A. Sandquist	Director	)	December 12, 2024
Jayma A. Sandquist		)
)
)
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)