Form 10-Q
period 2025-01-26
DEERE JOHN CAPITAL CORP
filed 2025-02-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 1-6458

JOHN DEERE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2386361 (IRS Employer Identification No.)

P.O. Box 5328 Madison, Wisconsin 53705-0328 (Address of principal executive offices, zip code)
Registrant’s Telephone Number, including area code: (800) 438-7394

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
2.00% Senior Notes Due 2031	JDCC 31	New York Stock Exchange

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

At February 27, 2025, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended
	January 26	January 28
	2025	2024
Revenues
Finance income earned on retail notes	$507.4	$452.3
Lease revenues	285.8	264.8
Revolving charge account income	116.4	105.2
Finance income earned on wholesale receivables	241.0	271.1
Other income	47.8	67.1
Total revenues	1,198.4	1,160.5
Expenses
Interest expense	637.3	571.4
Operating expenses:
Depreciation of equipment on operating leases	178.5	167.2
Administrative and operating expenses	108.9	132.2
Fees and interest paid to John Deere	22.0	57.1
Provision for credit losses	60.4	21.0
Total operating expenses	369.8	377.5
Total expenses	1,007.1	948.9
Income of Consolidated Group before Income Taxes	191.3	211.6
Provision for income taxes	32.9	38.9
Income of Consolidated Group	158.4	172.7
Equity in income of unconsolidated affiliate	.9	1.3
Net Income	159.3	174.0
Less: Net income (loss) attributable to noncontrolling interests	.2	(.5)
Net Income Attributable to the Company	$159.1	$174.5

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended
	January 26	January 28
	2025	2024

Net Income	$159.3	$174.0

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	(36.7)	26.8
Unrealized loss on derivatives	(1.9)	(15.6)
Unrealized gain on debt securities	.3	.6
Other Comprehensive Income (Loss), Net of Income Taxes	(38.3)	11.8

Comprehensive Income of Consolidated Group	121.0	185.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	.2	(.5)
Comprehensive Income Attributable to the Company	$120.8	$186.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	January 26	October 27	January 28
	2025	2024	2024
Assets
Cash and cash equivalents	$1,715.7	$1,621.9	$1,520.1
Marketable securities	3.8	3.8	2.3
Receivables:
Retail notes	24,742.2	25,169.4	25,716.4
Retail notes securitized	8,304.8	8,768.4	6,417.7
Revolving charge accounts	3,220.2	4,538.8	2,925.5
Wholesale receivables	12,783.2	14,114.1	14,542.8
Financing leases	1,376.0	1,636.9	1,251.0
Total receivables	50,426.4	54,227.6	50,853.4
Allowance for credit losses	(242.0)	(227.5)	(139.6)
Total receivables – net	50,184.4	54,000.1	50,713.8
Other receivables	172.7	142.1	163.1
Receivables from John Deere	70.1	192.3	146.6
Equipment on operating leases – net	5,293.7	5,427.7	4,933.4
Notes receivable from John Deere	590.3	576.3	663.7
Investment in unconsolidated affiliate	48.0	49.0	29.6
Deferred income taxes	29.8	29.9	24.1
Other assets	433.8	471.5	387.6
Total Assets	$58,542.3	$62,514.6	$58,584.3

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$83.1	$1,679.9	$6,416.4
Securitization borrowings	8,012.6	8,429.3	6,116.1
Current maturities of long-term external borrowings	8,376.6	7,628.9	5,705.1
Total short-term external borrowings	16,472.3	17,738.1	18,237.6
Notes payable to John Deere	1,228.4	2,681.5	3,512.5
Other payables to John Deere	642.6	489.2	596.7
Accounts payable and accrued expenses	1,123.6	1,238.0	1,082.5
Deposits held from dealers and merchants	115.1	129.6	129.3
Deferred income taxes	510.7	285.6	431.9
Long-term external borrowings	32,236.4	33,725.4	28,720.4
Total liabilities	52,329.1	56,287.4	52,710.9
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	4,103.7	4,079.6	3,672.7
Accumulated other comprehensive loss	(184.5)	(146.2)	(92.6)
Total Company stockholder’s equity	6,212.0	6,226.2	5,872.9
Noncontrolling interests	1.2	1.0	.5
Total stockholder’s equity	6,213.2	6,227.2	5,873.4
Total Liabilities and Stockholder’s Equity	$58,542.3	$62,514.6	$58,584.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Three Months Ended
	January 26	January 28
	2025	2024
Cash Flows from Operating Activities:
Net income	$159.3	$174.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	60.4	21.0
Provision for depreciation and amortization	184.1	173.0
Provision (credit) for deferred income taxes	225.5	(20.1)
Change in accounts payable and accrued expenses	(79.8)	(45.3)
Change in accrued income taxes payable/receivable	(35.0)	35.6
Other	116.7	71.4
Net cash provided by operating activities	631.2	409.6

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(5,492.7)	(5,863.0)
Collections of receivables (excluding wholesale)	7,774.0	7,447.7
Decrease (increase) in wholesale receivables – net	1,201.6	(1,100.8)
Cost of equipment on operating leases acquired	(355.2)	(361.4)
Proceeds from sales of equipment on operating leases	296.2	319.2
Cost of notes receivable acquired from John Deere	(18.4)	(8.3)
Collections of notes receivable from John Deere	12.6	4.4
Other	5.4	(8.4)
Net cash provided by investing activities	3,423.5	429.4

Cash Flows from Financing Activities:
Decrease in commercial paper and other notes payable – net (original maturities of three months or less)	(1,589.7)	(1,688.2)
Decrease in securitization borrowings – net	(419.5)	(881.5)
Increase (decrease) in short-term borrowings with John Deere – net	(1,405.9)	311.2
Proceeds from external borrowings issued (original maturities greater than three months)	949.8	4,831.4
Payments of external borrowings (original maturities greater than three months)	(1,350.6)	(3,160.4)
Dividends paid	(135.0)	(215.0)
Debt issuance costs	(4.8)	(8.1)
Net cash used for financing activities	(3,955.7)	(810.6)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(7.1)	1.5
Net Increase in Cash, Cash Equivalents, and Restricted Cash	91.9	29.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,787.0	1,612.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,878.9	$1,642.8

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,715.7	$1,520.1
Restricted cash*	163.2	122.7
Total Cash, Cash Equivalents, and Restricted Cash	$1,878.9	$1,642.8

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5).

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended January 26, 2025 and January 28, 2024

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 29, 2023	$5,902.6	$2,292.8	$3,713.2	$(104.4)	$1.0
Net income (loss)	174.0		174.5		(.5)
Other comprehensive income	11.8			11.8
Dividends declared	(215.0)		(215.0)
Balance January 28, 2024	$5,873.4	$2,292.8	$3,672.7	$(92.6)	$.5

Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0
Net income	159.3		159.1		.2
Other comprehensive loss	(38.3)			(38.3)
Dividends declared	(135.0)		(135.0)
Balance January 26, 2025	$6,213.2	$2,292.8	$4,103.7	$(184.5)	$1.2

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal years 2025 and 2024 were January 26, 2025 and January 28, 2024, respectively. Both periods contained 13 weeks. Fiscal year 2025 will contain 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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

New Accounting Pronouncements Adopted

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standard in 2025, which did not have a material effect on our consolidated financial statements.

2023-05 — Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. The ASU will be effective for us beginning with our annual reporting for fiscal year 2028 and interim periods thereafter. We are assessing the effect of ASU 2024-03 on our related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The ASU will be effective for us beginning with our annual reporting for fiscal year 2026. We are assessing the effect of this update on our related disclosures.

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
2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(3) OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Cumulative translation adjustment	$(150.7)	$(114.0)	$(110.0)
Unrealized gain (loss) on derivatives	(33.2)	(31.3)	19.2
Unrealized loss on debt securities	(.6)	(.9)	(1.8)
Total accumulated other comprehensive income (loss)	$(184.5)	$(146.2)	$(92.6)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended January 26, 2025
Cumulative translation adjustment	$(36.7)		$(36.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	6.8	$(1.4)	5.4
Reclassification of realized (gain) loss to Interest expense	(9.2)	1.9	(7.3)
Net unrealized gain (loss) on derivatives	(2.4)	.5	(1.9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.4	(.1)	.3
Total other comprehensive income (loss)	$(38.7)	$.4	$(38.3)

Three Months Ended January 28, 2024
Cumulative translation adjustment	$26.8		$26.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(7.8)	$1.6	(6.2)
Reclassification of realized (gain) loss to Interest expense	(11.9)	2.5	(9.4)
Net unrealized gain (loss) on derivatives	(19.7)	4.1	(15.6)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.8	(.2)	.6
Total other comprehensive income (loss)	$7.9	$3.9	$11.8

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.
●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables were as follows:

	Three Months Ended
	January 26	January 28
	2025	2024
Accrued finance income and lease revenue reversed	$13.4	$6.7
Finance income and lease revenue recognized on cash payments	11.2	5.9

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	January 26, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,152.3	$11,464.4	$6,777.2	$4,157.4	$2,226.8	$832.9	$2,948.5	$30,559.5
30-59 days past due	7.5	101.9	81.8	45.3	23.6	10.8	125.7	396.6
60-89 days past due	.3	38.4	33.0	17.2	9.3	4.6	23.3	126.1
90+ days past due		2.2	.8	.3	3.4	.4		7.1
Non-performing		42.1	112.8	74.5	40.0	30.2	14.1	313.7
Construction and forestry
Current	803.9	2,392.2	1,381.0	742.0	292.8	59.3	99.6	5,770.8
30-59 days past due	6.5	65.1	37.5	24.4	10.2	2.3	5.3	151.3
60-89 days past due		26.8	17.1	9.5	4.0	1.3	2.5	61.2
90+ days past due		.8	.1	.2		.2		1.3
Non-performing		61.4	93.7	53.5	32.3	13.5	1.2	255.6
Total Customer Receivables	$2,970.5	$14,195.3	$8,535.0	$5,124.3	$2,642.4	$955.5	$3,220.2	$37,643.2

Write-offs for the three months ended January 26, 2025:
Agriculture and turf		$4.5	$8.4	$4.8	$1.6	$2.2	$10.0	$31.5
Construction and forestry		7.8	7.5	3.9	1.3	.4	2.5	23.4
Total		$12.3	$15.9	$8.7	$2.9	$2.6	$12.5	$54.9

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,957.7	$7,528.9	$4,715.5	$2,633.1	$915.6	$232.8	$4,351.5	$33,335.1
30-59 days past due	39.5	93.3	49.2	25.2	10.6	3.6	39.2	260.6
60-89 days past due	18.4	43.7	16.7	8.8	7.0	1.9	12.3	108.8
90+ days past due	.4	.9	.3	2.2	.2			4.0
Non-performing	22.2	84.9	69.9	40.4	18.4	11.7	13.9	261.4
Construction and forestry
Current	2,636.0	1,564.0	893.1	380.1	83.2	41.9	114.2	5,712.5
30-59 days past due	49.4	41.3	23.2	9.8	2.5	1.5	4.0	131.7
60-89 days past due	20.0	23.5	8.2	5.8	1.5	.3	1.8	61.1
90+ days past due	.4	.5	.1	.2	.2			1.4
Non-performing	38.2	89.4	64.5	30.6	8.5	3.8	1.9	236.9
Total Customer Receivables	$15,782.2	$9,470.4	$5,840.7	$3,136.2	$1,047.7	$297.5	$4,538.8	$40,113.5

Write-offs for the twelve months ended October 27, 2024:
Agriculture and turf	$4.0	$29.2	$23.5	$10.3	$9.9	$3.1	$86.0	$166.0
Construction and forestry	8.2	33.4	23.4	10.3	4.7	2.5	7.8	90.3
Total	$12.2	$62.6	$46.9	$20.6	$14.6	$5.6	$93.8	$256.3

	January 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,740.5	$11,557.0	$6,550.6	$3,954.2	$1,692.4	$667.3	$2,719.3	$29,881.3
30-59 days past due	4.5	105.0	58.5	40.8	18.8	10.0	69.7	307.3
60-89 days past due	.5	45.9	19.3	12.7	6.1	4.3	15.8	104.6
90+ days past due		1.1	.5	3.0	4.4	.3		9.3
Non-performing	.3	39.1	78.6	48.7	26.9	24.8	10.4	228.8
Construction and forestry
Current	677.8	2,156.0	1,400.8	716.3	216.8	94.0	101.2	5,362.9
30-59 days past due	7.2	64.9	35.5	24.1	7.8	3.3	5.3	148.1
60-89 days past due	.4	24.2	19.2	11.7	5.7	2.8	2.2	66.2
90+ days past due			.2			.2		.4
Non-performing		55.3	74.8	44.6	17.9	7.5	1.6	201.7
Total Customer Receivables	$3,431.2	$14,048.5	$8,238.0	$4,856.1	$1,996.8	$814.5	$2,925.5	$36,310.6

Write-offs for the three months ended January 28, 2024:
Agriculture and turf		$1.5	$2.9	$1.8	$3.6	$.6	$8.8	$19.2
Construction and forestry	$.2	5.5	4.5	2.2	.8	.7	1.9	15.8
Total	$.2	$7.0	$7.4	$4.0	$4.4	$1.3	$10.7	$35.0

The credit quality and aging analysis of wholesale receivables was as follows:

	January 26	October 27	January 28
	2025	2024	2024
Wholesale receivables:
Agriculture and turf
Current	$9,791.4	$10,439.1	$10,924.9
30-59 days past due	6.4	4.5	9.8
60-89 days past due	7.9	4.2	17.4
90+ days past due	9.3	10.2	34.7
Non-performing	29.0	35.3	5.8
Construction and forestry
Current	2,917.3	3,599.9	3,533.5
30-59 days past due	4.1	8.1	4.5
60-89 days past due	4.1	5.1	2.2
90+ days past due	13.7	7.7	10.0
Total wholesale receivables	$12,783.2	$14,114.1	$14,542.8

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

●	product category
●	market
●	geography
●	credit risk
●	remaining balance

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

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended January 26, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	62.3	1.9	(3.6)	60.6
Write-offs	(42.4)	(12.5)	(.2)	(55.1)
Recoveries	2.2	8.7		10.9
Translation adjustments	(.3)		(1.6)	(1.9)
End of period balance	$214.2	$5.7	$22.1	$242.0

Receivables:
End of period balance	$34,423.0	$3,220.2	$12,783.2	$50,426.4

	Three Months Ended January 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$114.9	$20.4	$11.1	$146.4
Provision (credit) for credit losses*	22.8	(2.0)	(.4)	20.4
Write-offs	(24.3)	(10.7)		(35.0)
Recoveries	1.7	7.6		9.3
Translation adjustments			(1.5)	(1.5)
End of period balance	$115.1	$15.3	$9.2	$139.6

Receivables:
End of period balance	$33,385.1	$2,925.5	$14,542.8	$50,853.4

* Excludes provision (credit) for credit losses on unfunded commitments of $(.2) and $.6 for the three months ended January 26, 2025 and January 28, 2024, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses increased in the first three months of 2025, primarily due to higher expected losses on retail notes and financing leases as a result of elevated delinquencies and market conditions. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural cycle and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Recoveries from freestanding credit enhancements recorded in “Other income” were $7.9 and $7.3 for the first three months of 2025 and 2024, respectively.

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

The ending amortized cost of Receivables modified with borrowers experiencing financial difficulty during the first quarter ended January 26, 2025 and January 28, 2024 were $24.1 and $9.3, respectively. These modifications represented .05% and .02% of our Receivable portfolio for the same periods, respectively.

The financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 7 months, while term extensions added a weighted average of 12 months to the terms of the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 5 months and a weighted average term extension of 7 months.

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified during the prior twelve months ended January 26, 2025 and January 28, 2024 were as follows:

	January 26	January 28
	2025	2024*
Current	$63.9	$8.6
30-59 days past due	6.6	.1
60-89 days past due	4.0
90+ days past due	3.0
Non-performing	13.1	.6
Total	$90.6	$9.3

*  In accordance with the adoption date of the accounting modification guidance, this period includes Receivables modified during the prior three months.

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during the three months ended January 26, 2025 and January 28, 2024. In addition, at January 26, 2025, commitments to provide additional financing to these customers were not significant.

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

The components of the securitization programs were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Retail notes securitized	$8,304.8	$8,768.4	$6,417.7
Allowance for credit losses	(49.6)	(47.0)	(17.8)
Other assets*	182.4	186.5	139.9
Total restricted securitized assets	$8,437.6	$8,907.9	$6,539.8

Securitization borrowings	$8,012.6	$8,429.3	$6,116.1
Accrued interest on borrowings	11.5	13.9	10.0
Total liabilities related to restricted securitized assets	$8,024.1	$8,443.2	$6,126.1

* Primarily restricted cash of $163.0, $164.8, and $122.4 at January 26, 2025, October 27, 2024, and January 28, 2024, respectively.

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended
	January 26	January 28
	2025	2024
Sales-type and direct financing lease revenues	$28.2	$27.0
Operating lease revenues	254.1	234.2
Variable lease revenues	4.1	4.0
Total lease revenues	$286.4	$265.2

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $.6 and $.4 for the first quarter of 2025 and 2024, respectively.

The cost of equipment on operating leases by market was as follows:

	January 26	October 27	January 28
	2025	2024	2024
Agriculture and turf	$5,693.4	$5,765.0	$5,198.3
Construction and forestry	931.5	963.7	1,005.7
Total	6,624.9	6,728.7	6,204.0
Accumulated depreciation	(1,331.2)	(1,301.0)	(1,270.6)
Equipment on operating leases – net	$5,293.7	$5,427.7	$4,933.4

Total operating lease residual values at January 26, 2025, October 27, 2024, and January 28, 2024 were $3,734.7, $3,786.2, and $3,483.7, respectively. John Deere dealers generally provide a first-loss residual value guarantee on operating lease originations. Total residual value guarantees were $697.5, $698.7, and $580.4 at January 26, 2025, October 27, 2024, and January 28, 2024, respectively.

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at January 26, 2025, October 27, 2024, and January 28, 2024 were $33.3, $26.6, and $19.7, respectively. Matured operating lease inventory is reported in “Other assets.”

(7) NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE

We provide loans to Banco John Deere S.A. (BJD), a John Deere finance subsidiary in Brazil, which are reported in “Notes receivable from John Deere.” In 2024, John Deere entered into a joint venture agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of BJD. The transaction closed in February 2025. We plan to provide funding to the joint venture and will report the loans as receivables from related parties in future quarters.

Balances due from BJD were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Notes receivable from John Deere	$590.3	$576.3	$663.7

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere is recorded in “Other income” and was $10.1 for the first three months of 2025, compared with $11.5 for the same period last year.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	January 26	October 27	January 28
	2025	2024	2024
Notes payable to John Deere	$1,228.4	$2,681.5	$3,512.5

The intercompany borrowings are primarily short-term in nature or contain a due on demand call option. There were no intercompany borrowings that were long-term loans without a due on demand call option at January 26, 2025 and October 27, 2024, compared with $542.3 at January 28, 2024. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $9.9 and $43.8 for the three months ended January 26, 2025 and January 28, 2024, respectively, which is recorded in “Fees and interest paid to John Deere.” The decrease was primarily attributable to lower average intercompany borrowings in the first three months of 2025 compared to the same period in 2024.

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	January 26	October 27	January 28
	2025	2024	2024
Senior Debt:
Medium-term notes	$32,339.9	$33,835.8	$28,805.4
Finance lease obligations	.1	.1
Total senior debt	32,340.0	33,835.9	28,805.4
Unamortized debt discount and debt issuance costs	(103.6)	(110.5)	(85.0)
Total	$32,236.4	$33,725.4	$28,720.4

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $33,128.1, $34,398.2, and $29,581.7 at January 26, 2025, October 27, 2024, and January 28, 2024, respectively. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc., a John Deere finance subsidiary in Canada. At January 26, 2025, the following notional amounts were guaranteed by us:

●	Medium-term notes: $2,850.4
●	Commercial paper: $2,707.3
●	Derivatives: $5,423.9, with a fair value liability of $78.2

The weighted-average interest rate on the medium-term notes at January 26, 2025 was 3.8% with a maximum remaining maturity of five years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at January 26, 2025 were as follows:

●	John Deere dealers: $12,424.6
●	Customers: $34,136.8, primarily related to revolving charge accounts

We have a reserve for credit losses of $4.2 on unfunded commitments that are not unconditionally cancellable at January 26, 2025, which is recorded in “Accounts payable and accrued expenses.”

At January 26, 2025, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was not material as of January 26, 2025.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values were as follows:

	January 26, 2025		October 27, 2024		January 28, 2024
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$41,929.2	$41,818.8	$45,278.7	$45,291.5	$44,313.9	$43,978.1
Retail notes securitized – net	8,255.2	8,172.3	8,721.4	8,651.8	6,399.9	6,224.9
Securitization borrowings	8,012.6	8,033.7	8,429.3	8,451.1	6,116.1	6,103.8
Current maturities of long-term external borrowings	8,376.6	8,331.1	7,628.9	7,600.4	5,705.1	5,610.7
Long-term external borrowings	32,236.4	32,505.5	33,725.4	33,904.9	28,720.4	28,775.5

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Marketable securities
International debt securities	$3.8	$3.8	$2.3
Receivables from John Deere
Derivatives	70.1	192.3	146.6
Other assets
Derivatives	1.4	27.7	22.2
Total assets	$75.3	$223.8	$171.1

Other payables to John Deere
Derivatives	$642.6	$489.2	$596.7
Accounts payable and accrued expenses
Derivatives	17.6	.8	4.3
Total liabilities	$660.2	$490.0	$601.0

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next six years. At January 26, 2025, the amortized cost basis and fair value of these available-for-sale debt securities were $4.6 and $3.8, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis during each of the periods ended January 26, 2025, October 27, 2024, and January 28, 2024.

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

The fair values of our derivative instruments and the associated notional amounts were as follows:

	January 26, 2025			October 27, 2024			January 28, 2024
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$3,275.0	$1.4	$31.1	$2,875.0	$2.9	$20.0	$2,200.0	$27.4	$4.4

Fair value hedges:
Interest rate contracts - swaps	14,734.5	21.3	585.3	15,033.9	107.8	445.2	11,779.6	52.1	547.3
Cross-currency interest rate contracts	974.5		2.1	974.5	30.4

Not designated as hedging instruments:
Interest rate contracts - swaps	6,655.1	20.8	11.7	5,907.0	25.9	15.0	7,784.7	53.8	18.3
Foreign currency exchange contracts	1,494.0	1.4	17.6	1,707.8	27.7	.8	1,814.8	22.2	4.3
Cross-currency interest rate contracts	164.0	14.5	.3	157.8	16.5	.2	188.6		13.4
Interest rate caps - sold	1,916.2		12.1	1,469.1		8.8	1,199.5		13.3
Interest rate caps - purchased	1,916.2	12.1		1,469.1	8.8		1,199.5	13.3

The amount of loss recorded in other comprehensive income (OCI) related to cash flow hedges at January 26, 2025 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $15.8 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
		Cumulative	Carrying	Cumulative
	Carrying	Fair Value	Amount of	Fair Value
	Amount of	Hedging	Formerly	Hedging
January 26, 2025	Hedged Item	Adjustment	Hedged Item	Adjustment
Current maturities of long-term external borrowings			$2,109.7	$(14.3)
Long-term external borrowings	$15,002.0	$(608.8)	8,922.6	(179.4)

October 27, 2024
Current maturities of long-term external borrowings			$1,781.8	$7.3
Long-term external borrowings	$15,596.8	$(335.1)	8,625.8	(227.3)

January 28, 2024
Current maturities of long-term external borrowings			$1,959.5	$10.4
Long-term external borrowings	$11,220.3	$(506.6)	7,710.9	(269.7)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended
	January 26	January 28
	2025	2024
Fair Value Hedges
Interest rate contracts – Interest expense *	$(345.1)	$335.7

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$6.8	$(7.8)
Reclassified from OCI:
Interest rate contracts – Interest expense	9.2	11.9

Not Designated as Hedges
Interest rate contracts – Interest expense *	$(3.8)	$(5.7)
Foreign currency exchange contracts – Administrative and operating expenses *	109.4	(103.2)
Total not designated	$105.6	$(108.9)

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliated party transactions for the three months ended January 26, 2025 and January 28, 2024 were gains (losses) of $(337.3) and $331.4, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of January 26, 2025, October 27, 2024, and January 28, 2024.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows:

	January 26, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$1.4			$1.4
John Deere	70.1	$(25.5)		44.6
Liabilities
External	17.6			17.6
John Deere	642.6	(25.5)		617.1

	October 27, 2024
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$27.7	$(.1)		$27.6
John Deere	192.3	(151.2)		41.1
Liabilities
External	.8	(.1)		.7
John Deere	489.2	(151.2)		338.0

	January 28, 2024
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$22.2	$(3.0)		$19.2
John Deere	146.6	(101.6)		45.0
Liabilities
External	4.3	(3.0)		1.3
John Deere	596.7	(101.6)		495.1

(12)SUBSEQUENT EVENT

On February 24, 2025, Capital Corporation declared a $630 dividend to be paid to JDFS on March 12, 2025. JDFS, in turn, declared a $630 dividend to Deere & Company, also payable on March 12, 2025.

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

TRENDS AND ECONOMIC CONDITIONS

Our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is responsive to a variety of economic, financial, climatic, legislative, regulatory, and other factors that influence supply and demand for its products.

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

John Deere Outlook for 2025

Sales volumes are expected to decline in 2025 compared to 2024 due to reduced demand. We are uncertain of the impact potential import tariffs by the U.S. and retaliatory actions taken by other countries could have on John Deere’s outlook due to the rapidly evolving environment.

Agriculture and Turf Outlook for 2025

●	Demand in the U.S. and Canada is expected to decline due to market uncertainty, high interest rates, and elevated used inventory levels, partially offset by the impact of U.S government subsidies on farm incomes.
●	John Deere expects small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. Strong profitability is anticipated to continue in the dairy and livestock segment as dairy and livestock prices remain elevated; however, this is projected to be more than offset by restrained demand in the turf and compact utility tractor markets amid high interest rates.
●	In Europe, the industry is forecasted to be down as farm fundamentals in the region have stabilized at reduced levels as commodity prices have steadied and stronger dairy margins are expected to partially offset continued market uncertainty. Better wheat prices and lower input costs are expected to support increased farm incomes.

●	Argentina industry sales are forecasted to improve amidst currency stabilization and export tax reductions despite some recent dry weather conditions.

Construction and Forestry Outlook for 2025

●	Construction equipment industry sales are forecasted to be down in the U.S. and Canada from 2024 levels. The decline is due to further slowdowns in multi-family housing developments and the commercial real estate market and low levels of earthmoving rental purchases, partially offset by high levels of U.S. government infrastructure spending and projected growth in single family housing starts. High interest rates are also expected to further pressure equipment sales as market uncertainty persists.
●	Global forestry markets are expected to be flat to down as global markets remain challenged.
●	Global roadbuilding markets are forecasted to be generally flat with strong market demand.

Company Trends

Our net income for fiscal year 2025 is expected to be higher than fiscal year 2024 primarily due to a lower provision for credit losses, partially offset by less favorable financing spreads.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in lower demand for John Deere’s equipment. In the first quarter of 2025, we increased our allowance for credit losses and expect to continue experiencing elevated write-offs due to unfavorable market conditions.

Interest Rates. While interest rates in the U.S. began to decrease in the fourth quarter of 2024, they remain elevated. Higher rates impact us in several ways, primarily affecting the demand for John Deere’s products and our financing spreads.

Changes in the agricultural market business cycle and interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East
●	shifts in energy, economic, tax, trade policies, and positions on government subsidies of farming
●	new or retaliatory tariffs
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

2025 COMPARED WITH 2024

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended
	January 26	January 28%
	2025	2024	Change
Total revenues	$1,198.4	$1,160.5	3
Net income attributable to the Company	159.1	174.5	(9)

Total revenues increased slightly for the first quarter of 2025 primarily due to a 3% increase in average portfolio balances and higher average finance rates. Net income for the quarter was lower than the same period in 2024 primarily due to a higher provision for credit losses, partially offset by lower administrative and operating expenses.

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended
	January 26	January 28%
	2025	2024	Change
Finance income earned on:
Retail notes	$507.4	$452.3	12
Revolving charge accounts	116.4	105.2	11
Wholesale receivables	241.0	271.1	(11)
Lease revenues	285.8	264.8	8
Other income	47.8	67.1	(29)

Increased revenues for the first three months of 2025 compared to 2024 were driven by higher average finance rates for retail notes and revolving charge accounts, as well as higher average portfolio balances of Customer Receivables and equipment on operating leases. However, finance income earned on wholesale receivables decreased due to lower average finance rates and lower average portfolio balances.

Other income decreased in the first quarter of 2025 compared to 2024 due to an international support payment received from John Deere in 2024 as a result of foreign exchange losses in Argentina due to currency devaluation, as well as lower gains on operating lease dispositions.

Revenues earned from John Deere totaled $228.9 for the first quarter of 2025, compared with $278.4 for the same period last year. The decrease was primarily due to decreased compensation paid by John Deere on wholesale receivables driven by lower average finance rates, in addition to lower average portfolio balances. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended
	January 26	January 28%
	2025	2024	Change
Interest expense	$637.3	$571.4	12
Depreciation of equipment on operating leases	178.5	167.2	7
Administrative and operating expenses	108.9	132.2	(18)
Fees and interest paid to John Deere	22.0	57.1	(61)
Provision for credit losses	60.4	21.0	188
Provision for income taxes	32.9	38.9	(15)

The increase in interest expense for the first quarter of 2025 was primarily due to higher average borrowings and higher average borrowing rates.

Administrative and operating expenses in the first quarter of 2025 decreased compared to the same period in 2024 due to lower foreign exchange losses in Argentina and lower employee compensation and benefits.

Fees and interest paid to John Deere decreased in the first quarter of 2025 due to lower interest on intercompany borrowings from John Deere, driven by lower average borrowings.

The provision for credit losses increased in the first quarter of 2025 compared with the same period last year due to higher net write-offs on retail notes and an increase in the allowance for credit losses, driven primarily by higher expected losses on retail notes as a result of elevated delinquencies and market conditions. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .47% for the first quarter of 2025, compared with .17% for the same period last year.

The provision for income taxes decreased during the first quarter of 2025 primarily due to lower pretax income and favorable discrete tax items.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	January 26	January 28	$	%
	2025	2024	Change	Change
Retail notes:
Agriculture and turf	$2,174.3	$2,833.1	$(658.8)	(23)
Construction and forestry	868.2	753.6	114.6	15
Total retail notes	3,042.5	3,586.7	(544.2)	(15)
Revolving charge accounts	2,258.4	2,075.6	182.8	9
Financing leases	177.3	185.3	(8.0)	(4)
Equipment on operating leases	355.2	360.2	(5.0)	(1)
Total Receivables and Leases (excluding wholesale)	$5,833.4	$6,207.8	$(374.4)	(6)

Receivable and Lease portfolio balances were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Retail notes:
Agriculture and turf	$27,104.4	$28,117.2	$26,678.4
Construction and forestry	5,942.6	5,820.6	5,455.7
Total retail notes	33,047.0	33,937.8	32,134.1
Revolving charge accounts	3,220.2	4,538.8	2,925.5
Wholesale receivables	12,783.2	14,114.1	14,542.8
Financing leases	1,376.0	1,636.9	1,251.0
Equipment on operating leases	5,293.7	5,427.7	4,933.4
Total Receivables and Leases	$55,720.1	$59,655.3	$55,786.8

Total Receivables and Leases decreased $3,935.2 during the first three months of 2025, driven by lower wholesale receivables, a seasonal decline in revolving charge accounts, and lower agriculture and turf retail notes. The decrease in wholesale receivables was due to lower dealer inventory levels, while the reduction in agriculture and turf retail notes resulted from lower volumes due to a decline in John Deere retail sales.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	January 26, 2025		October 27, 2024		January 28, 2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$789.1	1.56	$607.4	1.12	$714.5	1.41
Non-performing Receivables	598.3	1.19	533.6	.98	436.3	.86
Allowance for credit losses	242.0	.48	227.5	.42	139.6	.27

We monitor the credit quality of Receivables based on delinquency status. Receivables 30 days or more past due continue to accrue finance income. We stop accruing finance income once Receivables are considered non-performing, which generally occurs once Receivables are 90 days past due. An allowance for credit losses is recorded for the estimated credit losses expected over the life of the Receivable portfolio. We measure expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics include product category, market, geography, credit risk, and remaining balance. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. Non-performing Receivables are included in the estimate of expected credit losses. While we believe our allowance for credit losses is sufficient to provide for losses over the life of our existing Receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses. See Note 4 for additional information related to the allowance for credit losses.

Deposits held from dealers and merchants amounted to $115.1 at January 26, 2025, compared with $129.6 at October 27, 2024 and $129.3 at January 28, 2024. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $7.9 in the first quarter of 2025, compared with $7.3 for the same period last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	January 26, 2025		January 28, 2024
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(21.5)	(.30)	$(10.4)	(.15)
Construction and forestry	(20.9)	(1.37)	(13.9)	(.99)
Total retail notes and financing leases	(42.4)	(.49)	(24.3)	(.29)
Revolving charge accounts	(12.5)	(1.37)	(10.7)	(1.19)
Wholesale receivables	(.2)	(.01)
Total write-offs	(55.1)	(.43)	(35.0)	(.28)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	1.3	.02	1.3	.02
Construction and forestry	.9	.06	.4	.03
Total retail notes and financing leases	2.2	.03	1.7	.02
Revolving charge accounts	8.7	.95	7.6	.85
Total recoveries	10.9	.09	9.3	.08
Total net write-offs	$(44.2)	(.34)	$(25.7)	(.20)

CRITICAL ACCOUNTING ESTIMATES

See our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

CAPITAL RESOURCES AND LIQUIDITY – 2025 COMPARED WITH 2024

We rely on our ability to raise substantial amounts of funds to finance our Receivable and Lease portfolios. We have access to global capital markets at a reasonable cost and our ability to meet our debt obligations is supported in several ways. Sources of liquidity include:

●	cash and cash equivalents
●	the issuance of commercial paper and term debt
●	the securitization of retail notes
●	intercompany loans from John Deere
●	our Receivable and Lease portfolio, which is self-liquidating in nature
●	bank lines of credit

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months).

Key metrics and certain balance sheet data are provided in the following table:

	January 26	October 27	January 28
	2025	2024	2024
Cash, cash equivalents, and marketable securities	$1,719.5	$1,625.7	$1,522.4
Receivables and Leases – net	55,478.1	59,427.8	55,647.2
Interest-bearing debt	49,937.1	54,145.0	50,470.5
Unused credit lines	7,792.7	6,474.0	1,576.6
Ratio of interest-bearing debt to stockholder’s equity	8.0 to 1	8.7 to 1	8.6 to 1

The increase in unused credit lines in 2025 compared to both prior periods primarily relates to a decrease in commercial paper outstanding, by both us and John Deere.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	January 26	January 28
	2025	2024
Net cash provided by operating activities	$631.2	$409.6
Net cash provided by investing activities	3,423.5	429.4
Net cash used for financing activities	(3,955.7)	(810.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7.1)	1.5
Net increase in cash, cash equivalents, and restricted cash	$91.9	$29.9

Net cash provided by investing activities during the first three months of 2025 resulted primarily from a seasonal decrease in revolving charge account receivables and a decrease in wholesale receivables. The aggregate net cash provided by investing and operating activities was used primarily to decrease borrowings, resulting in cash outflows for financing activities.

Borrowings

Total borrowings decreased $4,207.9 in the first three months of 2025 and decreased $533.4 compared to a year ago, generally corresponding with the level of the Receivable and Lease portfolios. During the first three months of 2025, we issued $949.8 and retired $1,350.0 of long-term external borrowings, which primarily consisted of medium-term notes. During the first three months of 2025, we also issued $725.2 and retired $1,144.7 of retail note securitization borrowings and maintained an average commercial paper balance of $1,239.3. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2024 with an expiration in November 2025 and with an increase in total capacity or “financing limit” from $2,000.0 to $2,500.0. At January 26, 2025, $1,917.3 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit were $10,652.6 at January 26, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5,000.0 expiring in the second quarter of 2025
●	a credit facility agreement of $2,750.0 expiring in the second quarter of 2028
●	a credit facility agreement of $2,750.0 expiring in the second quarter of 2029

At January 26, 2025, $7,792.7 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in the sections entitled “Overview” and “Condensed Notes to Interim Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products;
●	John Deere dealers’ practices and their ability to manage inventory and distribution of John Deere products and to provide support and service precision technology solutions;
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and Leap Ambitions;
●	negative claims or publicity that damage John Deere’s or our reputation or brand;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth, ability to export commodities, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in higher provisions for credit losses and write-offs;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we and John Deere operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases;
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions;
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health, and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, telematics, and telecommunications;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;

●	changes in climate patterns, unfavorable weather events, and natural disasters, including potential consequences from the recent California wildfires;
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding;
●	John Deere’s and our ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions, including our financing solutions;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on employee retention, morale, and institutional knowledge;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	investigations, claims, lawsuits, or other legal proceedings.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 26, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 27, 2025	By:	/s/ Joshua A. Jepsen

Joshua A. Jepsen
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)