Form 10-Q
period 2025-07-27
DEERE JOHN CAPITAL CORP
filed 2025-08-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2025

or

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

At August 28, 2025, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Revenues
Finance income earned on retail notes	$505.9	$484.2	$1,518.1	$1,400.3
Lease revenues	296.3	280.1	870.5	810.3
Revolving charge account income	132.9	129.0	357.1	351.7
Finance income earned on wholesale receivables	249.6	324.1	730.2	904.9
Other income	48.2	66.9	145.8	177.1
Total revenues	1,232.9	1,284.3	3,621.7	3,644.3
Expenses
Interest expense	614.2	640.0	1,864.8	1,817.2
Operating expenses:
Depreciation of equipment on operating leases	184.2	173.0	541.4	506.9
Administrative and operating expenses	113.1	133.9	331.5	398.4
Fees and interest paid to John Deere	37.3	61.1	96.0	173.6
Provision for credit losses	71.2	122.4	221.6	222.7
Total operating expenses	405.8	490.4	1,190.5	1,301.6
Total expenses	1,020.0	1,130.4	3,055.3	3,118.8
Income of Consolidated Group before Income Taxes	212.9	153.9	566.4	525.5
Provision for income taxes	55.0	31.9	126.9	105.7
Income of Consolidated Group	157.9	122.0	439.5	419.8
Equity in income of unconsolidated affiliate	1.3	.7	3.1	3.5
Net Income	159.2	122.7	442.6	423.3
Less: Net income (loss) attributable to noncontrolling interests	(.1)	.1	.2	(.3)
Net Income Attributable to the Company	$159.3	$122.6	$442.4	$423.6

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024

Net Income	$159.2	$122.7	$442.6	$423.3

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	27.3	5.7	55.6	23.3
Unrealized gain (loss) on derivatives	7.4	(29.4)	(3.5)	(37.5)
Unrealized gain (loss) on debt securities	—	(.3)	.3	.9
Other Comprehensive Income (Loss), Net of Income Taxes	34.7	(24.0)	52.4	(13.3)

Comprehensive Income	193.9	98.7	495.0	410.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(.1)	.1	.2	(.3)
Comprehensive Income Attributable to the Company	$194.0	$98.6	$494.8	$410.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	July 27	October 27	July 28
	2025	2024	2024
Assets
Cash and cash equivalents	$1,620.5	$1,621.9	$1,525.5
Marketable securities	6.5	3.8	2.8
Receivables:
Retail notes	24,422.7	25,169.4	24,701.8
Retail notes securitized	7,995.2	8,768.4	8,311.6
Revolving charge accounts	4,709.4	4,538.8	4,471.2
Wholesale receivables	14,480.9	14,114.1	16,868.8
Financing leases	1,577.5	1,636.9	1,512.3
Total receivables	53,185.7	54,227.6	55,865.7
Allowance for credit losses	(247.2)	(227.5)	(219.9)
Total receivables – net	52,938.5	54,000.1	55,645.8
Other receivables	176.4	142.1	179.2
Receivables from John Deere	279.0	192.3	204.9
Equipment on operating leases – net	5,433.6	5,427.7	5,199.4
Notes receivable from John Deere		576.3	592.3
Notes receivable from related parties	510.6
Investment in unconsolidated affiliate	56.3	49.0	31.6
Deferred income taxes	32.1	29.9	23.5
Other assets	524.6	471.5	460.2
Total Assets	$61,578.1	$62,514.6	$63,865.2

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$2,086.3	$1,679.9	$3,213.6
Securitization borrowings	7,609.6	8,429.3	7,867.8
Current maturities of long-term external borrowings	8,178.3	7,628.9	7,632.9
Total short-term external borrowings	17,874.2	17,738.1	18,714.3
Notes payable to John Deere	3,343.1	2,681.5	3,608.2
Other payables to John Deere	376.3	489.2	498.7
Accounts payable and accrued expenses	1,156.4	1,238.0	1,202.4
Deposits held from dealers and merchants	116.3	129.6	127.0
Deferred income taxes	424.0	285.6	396.0
Long-term external borrowings	32,400.6	33,725.4	33,220.9
Total liabilities	55,690.9	56,287.4	57,767.5
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	3,687.0	4,079.6	3,921.8
Accumulated other comprehensive loss	(93.8)	(146.2)	(117.7)
Total Company stockholder’s equity	5,886.0	6,226.2	6,096.9
Noncontrolling interests	1.2	1.0	.8
Total stockholder’s equity	5,887.2	6,227.2	6,097.7
Total Liabilities and Stockholder’s Equity	$61,578.1	$62,514.6	$63,865.2

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended
	July 27	July 28
	2025	2024
Cash Flows from Operating Activities:
Net income	$442.6	$423.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	221.6	222.7
Provision for depreciation and amortization	558.8	523.7
Provision (credit) for deferred income taxes	136.9	(49.8)
Change in accounts payable and accrued expenses	(64.6)	81.1
Change in accrued income taxes payable/receivable	(27.2)	46.9
Other	194.8	(10.0)
Net cash provided by operating activities	1,462.9	1,237.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(17,258.0)	(19,110.2)
Collections of receivables (excluding wholesale)	18,461.2	17,836.2
Increase in wholesale receivables – net	(228.1)	(3,437.4)
Cost of equipment on operating leases acquired	(1,462.2)	(1,665.5)
Proceeds from sales of equipment on operating leases	932.8	1,019.0
Cost of notes receivable acquired from John Deere and other related parties	(92.1)	(79.1)
Collections of notes receivable from John Deere and other related parties	157.8	137.9
Other	26.7	(7.3)
Net cash provided by (used for) investing activities	538.1	(5,306.4)

Cash Flows from Financing Activities:
Decrease in commercial paper and other notes payable – net (original maturities of three months or less)	(1,126.2)	(2,011.6)
Increase (decrease) in securitization borrowings – net	(822.3)	873.2
Increase in short-term borrowings with John Deere – net	551.2	405.7
Proceeds from external borrowings issued (original maturities greater than three months)	6,339.5	13,864.2
Payments of external borrowings (original maturities greater than three months)	(6,019.8)	(8,736.4)
Dividends paid	(835.0)	(215.0)
Capital investments from John Deere		.1
Debt issuance costs	(20.2)	(46.3)
Net cash provided by (used for) financing activities	(1,932.8)	4,133.9

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	8.5	(1.0)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	76.7	64.4
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,787.0	1,612.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,863.7	$1,677.3

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,620.5	$1,525.5
Restricted cash*	243.2	151.8
Total Cash, Cash Equivalents, and Restricted Cash	$1,863.7	$1,677.3

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5) and cash that is legally restricted as to withdrawal or usage.

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Nine Months Ended July 27, 2025 and July 28, 2024

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended July 28, 2024
Balance April 28, 2024	$5,999.0	$2,292.8	$3,799.2	$(93.7)	$.7
Net income	122.7		122.6		.1
Other comprehensive loss	(24.0)			(24.0)
Balance July 28, 2024	$6,097.7	$2,292.8	$3,921.8	$(117.7)	$.8

Nine Months Ended July 28, 2024
Balance October 29, 2023	$5,902.6	$2,292.8	$3,713.2	$(104.4)	$1.0
Net income (loss)	423.3		423.6		(.3)
Other comprehensive loss	(13.3)			(13.3)
Dividends declared	(215.0)		(215.0)
Capital investments	.1				.1
Balance July 28, 2024	$6,097.7	$2,292.8	$3,921.8	$(117.7)	$.8

Three Months Ended July 27, 2025
Balance April 27, 2025	$5,763.3	$2,292.8	$3,597.7	$(128.5)	$1.3
Net income (loss)	159.2		159.3		(.1)
Other comprehensive income	34.7			34.7
Dividends declared	(70.0)		(70.0)
Balance July 27, 2025	$5,887.2	$2,292.8	$3,687.0	$(93.8)	$1.2

Nine Months Ended July 27, 2025
Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0
Net income	442.6		442.4		.2
Other comprehensive income	52.4			52.4
Dividends declared	(835.0)		(835.0)
Balance July 27, 2025	$5,887.2	$2,292.8	$3,687.0	$(93.8)	$1.2

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal years 2025 and 2024 were July 27, 2025 and July 28, 2024, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Fiscal year 2025 will contain 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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
2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(3)OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Cumulative translation adjustment	$(58.4)	$(114.0)	$(113.5)
Unrealized loss on derivatives	(34.8)	(31.3)	(2.7)
Unrealized loss on debt securities	(.6)	(.9)	(1.5)
Accumulated other comprehensive loss	$(93.8)	$(146.2)	$(117.7)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended July 27, 2025
Cumulative translation adjustment	$27.3		$27.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	6.8	$(1.5)	5.3
Reclassification of realized (gain) loss to Interest expense	2.6	(.5)	2.1
Net unrealized gain (loss) on derivatives	9.4	(2.0)	7.4
Total other comprehensive income (loss)	$36.7	$(2.0)	$34.7

Nine Months Ended July 27, 2025
Cumulative translation adjustment	$55.6		$55.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3.1	$(.6)	2.5
Reclassification of realized (gain) loss to Interest expense	(7.6)	1.6	(6.0)
Net unrealized gain (loss) on derivatives	(4.5)	1.0	(3.5)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.5	(.2)	.3
Total other comprehensive income (loss)	$51.6	$.8	$52.4

Three Months Ended July 28, 2024
Cumulative translation adjustment	$5.7		$5.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14.8)	$3.2	(11.6)
Reclassification of realized (gain) loss to Interest expense	(22.5)	4.7	(17.8)
Net unrealized gain (loss) on derivatives	(37.3)	7.9	(29.4)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.4)	.1	(.3)
Total other comprehensive income (loss)	$(32.0)	$8.0	$(24.0)

Nine Months Ended July 28, 2024
Cumulative translation adjustment	$23.3		$23.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3.8	$(.8)	3.0
Reclassification of realized (gain) loss to Interest expense	(51.3)	10.8	(40.5)
Net unrealized gain (loss) on derivatives	(47.5)	10.0	(37.5)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	1.4	(.5)	.9
Total other comprehensive income (loss)	$(22.8)	$9.5	$(13.3)

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.
●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables, were as follows:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Accrued finance income and lease revenue reversed	$11.1	$9.5	$45.4	$28.3
Finance income and lease revenue recognized on cash payments	15.7	10.5	41.1	25.6

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	July 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$7,559.2	$8,807.5	$5,518.6	$3,245.3	$1,558.6	$447.7	$4,520.9	$31,657.8
30-59 days past due	41.1	79.2	55.5	29.9	16.0	5.6	41.9	269.2
60-89 days past due	18.3	43.3	27.1	19.3	7.9	2.4	11.2	129.5
90+ days past due	.5	4.4	.7	.6	2.5	.5		9.2
Non-performing	11.9	106.8	109.8	63.4	33.0	20.6	13.5	359.0
Construction and forestry
Current	2,005.9	1,932.3	1,051.4	499.2	162.9	20.9	114.1	5,786.7
30-59 days past due	33.8	65.0	38.5	16.1	5.7	1.7	4.2	165.0
60-89 days past due	16.4	24.0	15.0	5.6	2.6	1.7	1.8	67.1
90+ days past due		.6	.2	.3	.1	.3		1.5
Non-performing	16.7	85.4	81.0	43.9	22.3	8.7	1.8	259.8
Total	$9,703.8	$11,148.5	$6,897.8	$3,923.6	$1,811.6	$510.1	$4,709.4	$38,704.8

Write-offs for the nine months ended July 27, 2025:
Agriculture and turf	$2.5	$23.5	$26.6	$14.4	$4.8	$4.8	$95.0	$171.6
Construction and forestry	2.1	25.3	22.1	7.6	1.9	1.3	5.5	65.8
Total	$4.6	$48.8	$48.7	$22.0	$6.7	$6.1	$100.5	$237.4

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,957.7	$7,528.9	$4,715.5	$2,633.1	$915.6	$232.8	$4,351.5	$33,335.1
30-59 days past due	39.5	93.3	49.2	25.2	10.6	3.6	39.2	260.6
60-89 days past due	18.4	43.7	16.7	8.8	7.0	1.9	12.3	108.8
90+ days past due	.4	.9	.3	2.2	.2			4.0
Non-performing	22.2	84.9	69.9	40.4	18.4	11.7	13.9	261.4
Construction and forestry
Current	2,636.0	1,564.0	893.1	380.1	83.2	41.9	114.2	5,712.5
30-59 days past due	49.4	41.3	23.2	9.8	2.5	1.5	4.0	131.7
60-89 days past due	20.0	23.5	8.2	5.8	1.5	.3	1.8	61.1
90+ days past due	.4	.5	.1	.2	.2			1.4
Non-performing	38.2	89.4	64.5	30.6	8.5	3.8	1.9	236.9
Total	$15,782.2	$9,470.4	$5,840.7	$3,136.2	$1,047.7	$297.5	$4,538.8	$40,113.5

Write-offs for the twelve months ended October 27, 2024:
Agriculture and turf	$4.0	$29.2	$23.5	$10.3	$9.9	$3.1	$86.0	$166.0
Construction and forestry	8.2	33.4	23.4	10.3	4.7	2.5	7.8	90.3
Total	$12.2	$62.6	$46.9	$20.6	$14.6	$5.6	$93.8	$256.3

	July 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$9,434.5	$8,820.5	$5,301.9	$3,050.5	$1,176.3	$359.4	$4,300.0	$32,443.1
30-59 days past due	33.8	77.6	49.1	24.0	9.2	3.6	29.3	226.6
60-89 days past due	13.6	59.4	21.8	10.1	4.0	2.1	9.4	120.4
90+ days past due		1.2	.4	2.6	4.7	.2		9.1
Non-performing	11.8	95.0	77.4	50.3	21.6	15.4	14.5	286.0
Construction and forestry
Current	1,912.3	1,750.4	1,047.4	482.9	120.0	54.3	111.5	5,478.8
30-59 days past due	37.0	53.0	29.2	13.2	4.2	1.0	3.6	141.2
60-89 days past due	10.8	21.0	12.6	7.9	1.6	1.1	1.3	56.3
90+ days past due	.8	1.3	.9	.4	.3	.1		3.8
Non-performing	19.3	89.6	68.3	35.8	12.1	4.9	1.6	231.6
Total	$11,473.9	$10,969.0	$6,609.0	$3,677.7	$1,354.0	$442.1	$4,471.2	$38,996.9

Write-offs for the nine months ended July 28, 2024:
Agriculture and turf	$1.5	$13.7	$14.6	$5.9	$6.5	$1.6	$73.5	$117.3
Construction and forestry	2.1	19.4	15.4	7.2	3.9	1.7	6.3	56.0
Total	$3.6	$33.1	$30.0	$13.1	$10.4	$3.3	$79.8	$173.3

The credit quality and aging analysis of wholesale receivables was as follows:

	July 27	October 27	July 28
	2025	2024	2024
Wholesale receivables:
Agriculture and turf
Current	$11,274.6	$10,439.1	$12,602.9
30-59 days past due	1.1	4.5	15.1
60-89 days past due	.2	4.2	2.5
90+ days past due	.3	10.2	7.1
Non-performing	26.3	35.3	24.1
Construction and forestry
Current	3,163.4	3,599.9	4,192.4
30-59 days past due	3.4	8.1	5.1
60-89 days past due	2.0	5.1	1.5
90+ days past due	9.6	7.7	18.1
Total	$14,480.9	$14,114.1	$16,868.8

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

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended July 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$214.8	$12.0	$24.9	$251.7
Provision (credit) for credit losses*	43.6	33.0	(5.1)	71.5
Write-offs	(43.2)	(48.1)	(2.0)	(93.3)
Recoveries	5.2	11.0		16.2
Translation adjustments	.3		.8	1.1
End of period balance	$220.7	$7.9	$18.6	$247.2

	Nine Months Ended July 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	154.6	73.2	(7.2)	220.6
Write-offs	(136.9)	(100.5)	(3.5)	(240.9)
Recoveries	10.4	27.7		38.1
Translation adjustments	.2	(.1)	1.8	1.9
End of period balance	$220.7	$7.9	$18.6	$247.2

Receivables:
End of period balance	$33,995.4	$4,709.4	$14,480.9	$53,185.7

	Three Months Ended July 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$144.2	$20.9	$9.3	$174.4
Provision for credit losses*	76.9	25.0	20.1	122.0
Write-offs	(41.1)	(46.1)		(87.2)
Recoveries	3.0	8.0		11.0
Translation adjustments	(.2)		(.1)	(.3)
End of period balance	$182.8	$7.8	$29.3	$219.9

	Nine Months Ended July 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$114.9	$20.4	$11.1	$146.4
Provision for credit losses*	154.5	45.8	19.7	220.0
Write-offs	(93.5)	(79.8)		(173.3)
Recoveries	7.1	21.4	.2	28.7
Translation adjustments	(.2)		(1.7)	(1.9)
End of period balance	$182.8	$7.8	$29.3	$219.9

Receivables:
End of period balance	$34,525.7	$4,471.2	$16,868.8	$55,865.7

* Excludes provision (credit) for credit losses on unfunded commitments of $(.3) and $1.0 for the three and nine months ended July 27, 2025, respectively, and $.4 and $2.7 for the three and nine months ended July 28, 2024, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses remained relatively flat in the third quarter and increased in the first nine months of 2025, primarily due to higher expected losses on agricultural and turf customer accounts as a result of elevated delinquencies and a decline in market conditions. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural cycle, global trade policies, and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Recoveries from freestanding credit enhancements recorded in “Other income” were $7.3 for the third quarter and $25.1 for the first nine months of 2025, compared with $26.6 and $39.1 for the same periods last year, respectively. The prior year periods reflected expected recoveries on bank guarantee contracts related to a dealer experiencing financial difficulties. During 2025, our estimate of expected credit losses improved, resulting in both a decrease in the wholesale specific allowance and related bank guarantee accrual. Excluding this item, recoveries from other freestanding credit enhancements, primarily dealer deposits, increased in both the third quarter and first nine months of 2025 compared to 2024 due to market conditions.

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

The ending amortized cost of Receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Modified Receivables	$43.1	$22.1	$104.2	$59.2
Percentage of Receivable portfolio	.08%	.04%	.20%	.11%

For the nine months ended July 27, 2025, the financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 7 months to the modified contracts. Term extensions provided to borrowers experiencing financial difficulty added a weighted average of 11 months to the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 6 months and a weighted average term extension of 9 months.

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified during the prior twelve months ended July 27, 2025 and July 28, 2024 were as follows:

	July 27	July 28
	2025	2024*
Current	$105.3	$48.2
30-59 days past due	4.8	4.4
60-89 days past due	3.4	2.6
90+ days past due	1.4	.8
Non-performing	12.4	3.2
Total	$127.3	$59.2

*  In accordance with the adoption date of the accounting modification guidance, this period includes Receivables modified during the prior nine months.

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during the three months and the nine months ended July 27, 2025 and July 28, 2024. In addition, at July 27, 2025, commitments to provide additional financing to these customers were not significant.

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

The components of the securitization programs were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Retail notes securitized	$7,995.2	$8,768.4	$8,311.6
Allowance for credit losses	(48.2)	(47.0)	(39.0)
Other assets*	182.5	186.5	178.3
Total restricted securitized assets	$8,129.5	$8,907.9	$8,450.9

Securitization borrowings	$7,609.6	$8,429.3	$7,867.8
Accrued interest on borrowings	11.5	13.9	13.8
Total liabilities related to restricted securitized assets	$7,621.1	$8,443.2	$7,881.6

* Primarily restricted cash of $165.4, $164.8, and $151.5 at July 27, 2025, October 27, 2024, and July 28, 2024, respectively.

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Sales-type and direct financing lease revenues	$30.0	$30.4	$86.0	$83.7
Operating lease revenues	262.7	246.3	773.6	716.2
Variable lease revenues	4.4	4.0	13.3	12.1
Total lease revenues	$297.1	$280.7	$872.9	$812.0

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $.8 and $2.4 for the third quarter and the nine months ended July 27, 2025, respectively, compared with $.6 and $1.7 for the same periods last year, respectively.

The cost of equipment on operating leases by market was as follows:

	July 27	October 27	July 28
	2025	2024	2024
Agriculture and turf	$5,922.2	$5,765.0	$5,510.2
Construction and forestry	911.4	963.7	970.2
Total	6,833.6	6,728.7	6,480.4
Accumulated depreciation	(1,400.0)	(1,301.0)	(1,281.0)
Equipment on operating leases – net	$5,433.6	$5,427.7	$5,199.4

Total operating lease residual values at July 27, 2025, October 27, 2024, and July 28, 2024 were $3,836.7, $3,786.2, and $3,637.3, respectively. John Deere dealers generally provide a first-loss residual value guarantee on operating lease originations. Total residual value guarantees were $738.8, $698.7, and $649.6 at July 27, 2025, October 27, 2024, and July 28, 2024, respectively.

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at July 27, 2025, October 27, 2024, and July 28, 2024 were $27.2, $26.6, and $25.4, respectively. Matured operating lease inventory is reported in “Other assets.”

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

Balances due from BJD were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Notes receivable from related parties	$510.6
Notes receivable from John Deere		$576.3	$592.3

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere and other related parties is recorded in “Other income” and was $9.0 for the third quarter and $29.6 for the first nine months of 2025, compared with $11.5 and $34.3 for the same periods last year, respectively.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	July 27	October 27	July 28
	2025	2024	2024
Notes payable to John Deere	$3,343.1	$2,681.5	$3,608.2

The intercompany borrowings are short-term in nature or contain a due on demand call option. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $20.7 for the third quarter and $51.5 for the first nine months of 2025, compared with $47.8 and $133.1 for the same periods last year, respectively, which is recorded in “Fees and interest paid to John Deere.” The decreases were primarily attributable to lower average intercompany borrowings in the first nine months of 2025 compared to the same periods in 2024.

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	July 27	October 27	July 28
	2025	2024	2024
Medium-term notes	$32,499.4	$33,835.8	$33,328.2
Finance lease obligations	.1	.1	.1
Debt issuance costs and debt discounts	(98.9)	(110.5)	(107.4)
Total	$32,400.6	$33,725.4	$33,220.9

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $32,766.6, $34,398.2, and $33,967.0 at July 27, 2025, October 27, 2024, and July 28, 2024, respectively. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc. (JDFI), a John Deere finance subsidiary in Canada. At July 27, 2025, the following notional amounts were guaranteed by us:

●	Medium-term notes: $3,152.7
●	Commercial paper: $3,379.7
●	Derivatives: $6,905.9, with a fair value liability of $90.0

The weighted-average interest rate on the medium-term notes at July 27, 2025 was 3.9% with a maximum remaining maturity of four years.

We also guarantee a $366.6 uncommitted revolving demand credit facility established for JDFI. No borrowings were outstanding under the facility as of July 27, 2025.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at July 27, 2025 were as follows:

●	John Deere dealers: $11,223.2
●	Customers: $33,233.4, primarily related to revolving charge accounts

We have a reserve for credit losses of $5.3 on unfunded commitments that are not unconditionally cancellable at July 27, 2025, which is recorded in “Accounts payable and accrued expenses.”

At July 27, 2025, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was $77.8 as of July 27, 2025, and was primarily cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses, if any, for these unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values were as follows:

	July 27, 2025		October 27, 2024		July 28, 2024
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$44,991.5	$45,064.1	$45,278.7	$45,291.5	$47,373.2	$47,205.6
Retail notes securitized – net	7,947.0	7,926.6	8,721.4	8,651.8	8,272.6	8,137.1
Notes receivable from related parties	510.6	522.4
Securitization borrowings	7,609.6	7,636.9	8,429.3	8,451.1	7,867.8	7,870.3
Current maturities of long-term external borrowings	8,178.3	8,183.7	7,628.9	7,600.4	7,632.9	7,566.8
Long-term external borrowings	32,400.6	32,597.7	33,725.4	33,904.9	33,220.9	33,290.8

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Marketable securities
International debt securities	$6.5	$3.8	$2.8
Receivables from John Deere
Derivatives	279.0	192.3	204.9
Other assets
Derivatives	1.3	27.7	30.2
Total assets	$286.8	$223.8	$237.9

Other payables to John Deere
Derivatives	$376.3	$489.2	$498.7
Accounts payable and accrued expenses
Derivatives	7.2	.8
Total liabilities	$383.5	$490.0	$498.7

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next five years. At July 27, 2025, the amortized cost basis and fair value of these available-for-sale debt securities were $7.3 and $6.5, respectively.

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

The fair values of our derivative instruments and the associated notional amounts were as follows:

	July 27, 2025			October 27, 2024			July 28, 2024
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$2,475.0	$.5	$28.9	$2,875.0	$2.9	$20.0	$3,475.0	$14.3	$17.6

Fair value hedges:
Interest rate contracts - swaps	13,203.2	138.2	313.7	15,033.9	107.8	445.2	14,333.2	111.1	454.9
Cross-currency interest rate contracts	974.5	101.3		974.5	30.4		974.5	15.5

Not designated as hedging instruments:
Interest rate contracts - swaps	8,069.4	28.6	21.2	5,907.0	25.9	15.0	6,975.7	39.1	7.6
Foreign currency exchange contracts	1,521.9	1.3	7.2	1,707.8	27.7	.8	1,320.0	30.2
Cross-currency interest rate contracts	141.2	3.6	5.7	157.8	16.5	.2	190.2	9.7	3.4
Interest rate caps - sold	1,821.2		6.8	1,469.1		8.8	1,595.3		15.2
Interest rate caps - purchased	1,821.2	6.8		1,469.1	8.8		1,595.3	15.2

The amount of loss recorded in other comprehensive income (OCI) related to cash flow hedges at July 27, 2025 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $15.6 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged item. The carrying amount of the hedged item and formerly hedged item includes long-term borrowings of $597.9 and $597.8 at October 27, 2024, and July 28, 2024, respectively, that are in active hedging relationships and also had discontinued hedging relationships.

	Active Hedging Relationships		Discontinued Hedging Relationships
		Cumulative	Carrying	Cumulative
	Carrying	Fair Value	Amount of	Fair Value
	Amount of	Hedging	Formerly	Hedging
July 27, 2025	Hedged Item	Adjustment	Hedged Item	Adjustment
Current maturities of long-term external borrowings			$2,251.9	$(21.9)
Long-term external borrowings	$14,061.7	$(137.4)	10,395.9	(129.8)

October 27, 2024
Current maturities of long-term external borrowings			$1,781.8	$7.3
Long-term external borrowings	$15,596.8	$(335.1)	8,625.8	(227.3)

July 28, 2024
Current maturities of long-term external borrowings			$1,458.4	$9.1
Long-term external borrowings	$14,864.3	$(375.0)	8,414.5	(263.8)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Fair value hedges
Interest rate contracts – Interest expense *	$(49.9)	$363.1	$36.7	$259.3

Cash flow hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$6.8	$(14.8)	$3.1	$3.8
Reclassified from OCI:
Interest rate contracts – Interest expense	(2.6)	22.5	7.6	51.3

Not designated as hedges
Interest rate contracts – Interest expense *	$7.9	$(2.5)	$(8.7)	$(2.6)
Foreign currency exchange contracts – Administrative and operating expenses *	(47.6)	(4.8)	27.5	(92.3)
Total not designated	$(39.7)	$(7.3)	$18.8	$(94.9)

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliated party transactions were gains (losses) of $(52.5) and $25.0 for the three and nine months ended July 27, 2025, respectively, and $397.9 and $312.5 for the three and nine months ended July 28, 2024, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss-sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss-sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of July 27, 2025, October 27, 2024, and July 28, 2024.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows:

	July 27, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$1.3	$(1.0)		$.3
John Deere	279.0	(213.0)		66.0
Liabilities
External	7.2	(1.0)		6.2
John Deere	376.3	(213.0)		163.3

	October 27, 2024
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$27.7	$(.1)		$27.6
John Deere	192.3	(151.2)		41.1
Liabilities
External	.8	(.1)		.7
John Deere	489.2	(151.2)		338.0

	July 28, 2024
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$30.2			$30.2
John Deere	204.9	$(143.6)		61.3
Liabilities
External
John Deere	498.7	(143.6)		355.1

(12)SUBSEQUENT EVENT

On August 25, 2025, Capital Corporation declared a $220 dividend to be paid to JDFS on September 11, 2025. JDFS, in turn, declared a $220 dividend to Deere & Company, also payable on September 11, 2025.

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

John Deere Outlook for 2025

Agriculture and turf and construction equipment sales volumes for fiscal 2025 are expected to be lower than the prior year due to reduced demand.

Agriculture and Turf Outlook for 2025

●	Demand for large agricultural equipment in the U.S. and Canada is expected to decline due to high interest rates, elevated used inventory levels in late model-year machines, trade uncertainty, and the persistence of lower commodity prices. Constrained global grain and oilseed stocks, stable customer balance sheets supported by strong farm land values, the impact of U.S. government subsidies on farm incomes, and projected strong crop yields are expected to partially mitigate this decline.
●	John Deere expects small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. Solid profitability is anticipated to continue in the small agricultural sector as dairy and livestock prices remain elevated; however, this is projected to be more than offset by restrained demand in the turf and compact utility tractor markets amid economic uncertainty and elevated interest rates.

●	Industry demand in Europe is forecasted to be flat to down slightly. Farm fundamentals are improving, supported by strong dairy margins, coupled with an improving interest rate environment.
●	Demand in South America is expected to be roughly flat.

Construction and Forestry Outlook for 2025

●	Construction industry sales for earthmoving equipment are forecasted to be down and compact construction equipment sales are expected to be flat to down in the U.S. and Canada from 2024 levels. The decline is due to trade uncertainty and higher interest rates. Projections for single-family housing starts are slowing, while rental sales along with multi-family and commercial real estate markets continue to soften. These unfavorable factors are projected to be partially offset by high levels of U.S. government infrastructure spending.
●	Global forestry markets are expected to be flat to down as global market conditions remain challenged.
●	Global roadbuilding markets are forecasted to be generally flat, supported by growth in Europe and a slight recovery in China, offset by slightly lower demand in North America compared to 2024.

Company Trends

Our net income for fiscal year 2025 is expected to be higher than fiscal year 2024 primarily due to lower administrative and operating expenses, partially offset by less favorable financing spreads.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in lower demand for John Deere’s equipment. In 2025, we increased our allowance for credit losses and expect to continue experiencing elevated write-offs due to unfavorable market conditions.

Global Trade Policies. During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Certain countries also implemented or proposed retaliatory tariffs on imports from the U.S. and barriers to trade. Trade policies are rapidly evolving causing uncertainty in the agriculture and construction industries.

Interest Rates. Interest rates in the U.S. have remained elevated in 2025. Higher rates and volatility in rates impact us in several ways, primarily affecting the demand for John Deere’s products and our financing spreads.

Changes in the agricultural market business cycle, global trade policies, and interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Tax Legislation – In July, the U.S. government enacted new tax legislation as part of the One Big Beautiful Bill Act of 2025. The legislation has multiple effective dates, beginning in 2025 and continuing through 2027. It did not have a material impact on our financial statements and is not expected to affect the current fiscal year materially.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions
●	shifts in energy, economic, tax and trade policies, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth.

2025 COMPARED WITH 2024

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
	2025	2024	Change	2025	2024	Change
Total revenues	$1,232.9	$1,284.3	(4)	$3,621.7	$3,644.3	(1)
Net income attributable to the Company	159.3	122.6	30	442.4	423.6	4

Total revenues remained relatively flat for the first nine months of 2025, while revenues for the quarter were down due to lower average portfolio balances. Net income for the quarter and year-to-date was higher than the same periods in 2024 primarily due to lower administrative and operating expenses, partially offset by the impact of lower average portfolio balances and discrete tax items. Results for this quarter also benefited from a lower provision for credit losses.

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
	2025	2024	Change	2025	2024	Change
Finance income earned on:
Retail notes	$505.9	$484.2	4	$1,518.1	$1,400.3	8
Revolving charge accounts	132.9	129.0	3	357.1	351.7	2
Wholesale receivables	249.6	324.1	(23)	730.2	904.9	(19)
Lease revenues	296.3	280.1	6	870.5	810.3	7
Other income	48.2	66.9	(28)	145.8	177.1	(18)

Finance income earned on retail notes increased due to higher average financing rates. Conversely, finance income earned on wholesale receivables decreased due to lower average financing rates and lower average portfolio balances. Lease revenues and finance income earned on revolving charge accounts increased primarily due to higher average portfolio balances.

Other income decreased in the third quarter and first nine months of 2025 compared to 2024 due to lower freestanding credit enhancement recoveries (see Note 4). The year-to-date results were also impacted by lower gains on operating lease dispositions and lower interest income.

Revenues earned from John Deere totaled $252.2 for the third quarter and $715.0 for the first nine months of 2025, compared with $287.2 and $857.9 for the same periods last year, respectively. The decreases were primarily due to decreased compensation paid by John Deere on wholesale receivables driven by lower average portfolio balances, in addition to lower average financing rates. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
	2025	2024	Change	2025	2024	Change
Interest expense	$614.2	$640.0	(4)	$1,864.8	$1,817.2	3
Depreciation of equipment on operating leases	184.2	173.0	6	541.4	506.9	7
Administrative and operating expenses	113.1	133.9	(16)	331.5	398.4	(17)
Fees and interest paid to John Deere	37.3	61.1	(39)	96.0	173.6	(45)
Provision for credit losses	71.2	122.4	(42)	221.6	222.7
Provision for income taxes	55.0	31.9	72	126.9	105.7	20

The increase in interest expense for the first nine months of 2025 was primarily due to higher average external borrowings, while the decrease for the quarter was primarily due to lower average borrowing rates.

Depreciation of equipment on operating leases increased in the third quarter and first nine months of 2025 primarily due to higher average balances of equipment on operating leases.

Administrative and operating expenses decreased in the third quarter and first nine months of 2025 compared to the same periods in 2024 due to lower employee compensation and benefits and lower dealer financing incentive program costs.

Fees and interest paid to John Deere decreased in the third quarter and first nine months of 2025 due to lower interest on intercompany borrowings from John Deere, driven by lower average borrowings.

The provision for credit losses decreased in the third quarter and was relatively flat for the first nine months of 2025 compared to the same periods last year. The decrease for the quarter was driven by increases to the allowance for credit losses in the third quarter of 2024, while higher write-offs during the first nine months of 2025 offset allowance increases last year, resulting in a similar provision year-over-year. We continue to see elevated credit losses as a result of delinquencies and market conditions. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .54% for the third quarter and .57% for the first nine months of 2025, compared with .89% and .57%, respectively, for the same periods last year.

The provision for income taxes increased during the third quarter and first nine months of 2025 due to higher pretax income and less favorable discrete tax items.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	July 27	July 28	$	%
	2025	2024	Change	Change
Retail notes:
Agriculture and turf	$2,510.3	$3,147.0	$(636.7)	(20)
Construction and forestry	761.0	754.2	6.8	1
Total retail notes	3,271.3	3,901.2	(629.9)	(16)
Revolving charge accounts	2,037.7	2,058.1	(20.4)	(1)
Financing leases	325.7	371.8	(46.1)	(12)
Equipment on operating leases	537.8	625.6	(87.8)	(14)
Total Receivables and Leases (excluding wholesale)	$6,172.5	$6,956.7	$(784.2)	(11)

	Nine Months Ended
	July 27	July 28	$	%
	2025	2024	Change	Change
Retail notes:
Agriculture and turf	$7,464.0	$9,546.6	$(2,082.6)	(22)
Construction and forestry	2,300.9	2,206.1	94.8	4
Total retail notes	9,764.9	11,752.7	(1,987.8)	(17)
Revolving charge accounts	6,625.3	6,414.2	211.1	3
Financing leases	863.1	921.3	(58.2)	(6)
Equipment on operating leases	1,463.2	1,664.4	(201.2)	(12)
Total Receivables and Leases (excluding wholesale)	$18,716.5	$20,752.6	$(2,036.1)	(10)

Receivable and Lease portfolio balances were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Retail notes:
Agriculture and turf	$26,462.8	$28,117.2	$27,424.5
Construction and forestry	5,955.1	5,820.6	5,588.9
Total retail notes	32,417.9	33,937.8	33,013.4
Revolving charge accounts	4,709.4	4,538.8	4,471.2
Wholesale receivables	14,480.9	14,114.1	16,868.8
Financing leases	1,577.5	1,636.9	1,512.3
Equipment on operating leases	5,433.6	5,427.7	5,199.4
Total Receivables and Leases	$58,619.3	$59,655.3	$61,065.1

Total Receivables and Leases decreased $1,036.0 during the first nine months of 2025 due to lower agriculture and turf retail notes driven by decreased retail demand for John Deere equipment, partially offset by higher wholesale receivables. Total Receivables and Leases decreased $2,445.8 compared to one year ago due to a decrease in wholesale receivables and agriculture and turf retail notes. The decrease in wholesale receivables resulted from lower dealer inventory levels compared to this time last year.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	July 27, 2025		October 27, 2024		July 28, 2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$658.1	1.24	$607.4	1.12	$606.8	1.09
Non-performing Receivables	645.1	1.21	533.6	.98	541.7	.97
Allowance for credit losses	247.2	.46	227.5	.42	219.9	.39

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

Deposits held from dealers and merchants amounted to $116.3 at July 27, 2025, compared with $129.6 at October 27, 2024 and $127.0 at July 28, 2024. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $7.3 in the third quarter and $25.1 for the first nine months of 2025, compared with $26.6 and $39.1 for the same periods last year, respectively. The decreases were driven by prior year expected recoveries on bank guarantee contracts, which relate to a specific allowance on wholesale receivables.  Excluding this item, recoveries from other freestanding credit enhancements, primarily dealer deposits, increased in both periods due to market conditions. See Note 4 for additional information.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	July 27, 2025		July 28, 2024
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(22.2)	(.32)	$(19.2)	(.27)
Construction and forestry	(21.0)	(1.37)	(21.9)	(1.51)
Total retail notes and financing leases	(43.2)	(.51)	(41.1)	(.48)
Revolving charge accounts	(48.1)	(4.34)	(46.1)	(4.43)
Wholesale receivables	(2.0)	(.06)
Total write-offs	(93.3)	(.71)	(87.2)	(.64)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	3.4	.05	2.4	.03
Construction and forestry	1.8	.12	.6	.04
Total retail notes and financing leases	5.2	.06	3.0	.04
Revolving charge accounts	11.0	.99	8.0	.77
Total recoveries	16.2	.12	11.0	.08
Total net write-offs	$(77.1)	(.59)	$(76.2)	(.56)

	Nine Months Ended
	July 27, 2025		July 28, 2024
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(76.6)	(.36)	$(43.8)	(.21)
Construction and forestry	(60.3)	(1.32)	(49.7)	(1.17)
Total retail notes and financing leases	(136.9)	(.53)	(93.5)	(.37)
Revolving charge accounts	(100.5)	(3.44)	(79.8)	(2.89)
Wholesale receivables	(3.5)	(.03)
Total write-offs	(240.9)	(.62)	(173.3)	(.44)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	6.6	.03	4.9	.02
Construction and forestry	3.8	.08	2.2	.05
Total retail notes and financing leases	10.4	.04	7.1	.03
Revolving charge accounts	27.7	.95	21.4	.78
Wholesale receivables			.2
Total recoveries	38.1	.10	28.7	.07
Total net write-offs	$(202.8)	(.52)	$(144.6)	(.37)

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

Key metrics and certain balance sheet data are provided in the following table:

	July 27	October 27	July 28
	2025	2024	2024
Cash, cash equivalents, and marketable securities	$1,627.0	$1,625.7	$1,528.3
Receivables and Leases – net	58,372.1	59,427.8	60,845.2
Interest-bearing debt	53,617.9	54,145.0	55,543.4
Unused credit lines	6,150.1	6,474.0	4,917.3
Ratio of interest-bearing debt to stockholder’s equity	9.1 to 1	8.7 to 1	9.1 to 1

The decrease in unused credit lines during the first nine months of 2025 relates to an increase in commercial paper outstanding by both us and John Deere, partially offset by an increase in bank lines of credit. The increase in unused credit lines compared to a year ago was due to an increase in bank lines of credit and a slight decrease in commercial paper outstanding by both us and John Deere.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	July 27	July 28
	2025	2024
Net cash provided by operating activities	$1,462.9	$1,237.9
Net cash provided by (used for) investing activities	538.1	(5,306.4)
Net cash provided by (used for) financing activities	(1,932.8)	4,133.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.5	(1.0)
Net increase in cash, cash equivalents, and restricted cash	$76.7	$64.4

Net cash provided by investing activities during the first nine months of 2025 resulted primarily from a decrease in Customer Receivables. The aggregate net cash provided by investing and operating activities was used to decrease borrowings and pay dividends, resulting in cash outflows for financing activities.

Borrowings

Total borrowings decreased $527.1 in the first nine months of 2025 and decreased $1,925.5 compared to a year ago, due to a decline in the Receivable and Lease portfolios. During the first nine months of 2025, we issued $4,409.8 and retired $5,600.0 of long-term external borrowings, which primarily consisted of medium-term notes. During the first nine months of 2025, we also issued $2,618.4 and retired $3,440.7 of retail note securitization borrowings and maintained an average commercial paper balance of $1,915.0. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility has an expiration in November 2025 and total capacity or “financing limit” of $2,500.0. At July 27, 2025, $1,783.2 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit were $11,703.5 at July 27, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5,000.0 expiring in the second quarter of 2026
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2028
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2030

At July 27, 2025, $6,150.1 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products;
●	John Deere dealers’ practices and their ability to manage new and used inventory, distribute John Deere products, and to provide support and service for precision technology solutions;
●	government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations, may impact us by reducing demand for John Deere equipment and our financing products, and could lead to higher provisions for credit losses, losses on leased equipment, and negatively affect our borrowing costs and access to capital;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in higher provisions for credit losses and write-offs;
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and Leap Ambitions;
●	negative claims or publicity that damage John Deere’s or our reputation or brand;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we and John Deere operate;
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases;
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere's and our products and solutions;
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, tax, telematics, and telecommunications;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in John Deere’s supply chain;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements, which could impact access to funding;
●	John Deere’s and our ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions, including our financing solutions;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on employee retention, morale, and institutional knowledge;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	investigations, claims, lawsuits, or other legal proceedings.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 27, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses, if any, for these unresolved legal actions would not have a material effect on our consolidated financial statements.

Item 1A.Risk Factors

See our most recently filed Annual Report on Form 10-K (Part I, Item 1A). The risks described in the Annual Report on Form 10-K, and the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties may also materially affect our business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

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

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)
10.1	Guarantee, dated June 3, 2025, by the registrant, as Guarantor, for the benefit of Royal Bank of Canada
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

Date:	August 28, 2025	By:	/s/ Joshua A. Jepsen

Joshua A. Jepsen
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)