Form 10-K
period 2025-11-02
DEERE JOHN CAPITAL CORP
filed 2025-12-18
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2025

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

At December 18, 2025, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

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

Presentation of Amounts

All amounts are presented in millions of U.S. dollars, unless otherwise specified.

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

Business of John Deere

John Deere’s operations are categorized into four business segments:

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions for production-scale growers of crops like large grains (such as corn and soy), small grains (such as wheat, oats, and barley), cotton, and sugarcane. Equipment manufactured and distributed by the segment includes four-wheel-drive (4WD)/track and row crop tractors, harvesters, cotton pickers, cotton strippers, sugarcane harvesters, sugarcane loaders, and related harvesting front-end equipment. In addition, the segment includes tillage, seeding, and application equipment, including sprayers and nutrient management, and soil preparation machinery, and related attachments and service parts.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions for dairy and livestock producers, high-value crop and small acre crop producers, and turf and utility customers. Equipment manufactured and distributed by the segment includes specialty, utility, and compact tractors, hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers; turf and utility equipment, including riding lawn equipment, commercial mowing equipment, golf course equipment, utility vehicles, implements for mowing, tilling, snow and debris handling, aerating, and other residential, commercial, golf, and sports turf care applications; and related attachments and service parts.

The construction and forestry segment delivers a robust portfolio of construction, roadbuilding, and forestry products with precision technology solutions. The segment’s primary construction products include excavators, motor graders, crawler dozers and loaders, wheel loaders, backhoes, articulated dump trucks, compact construction equipment including skid steers, compact excavators, compact wheel loaders, and compact track loaders. The segment’s primary roadbuilding products include milling machines, recyclers, slipform pavers, surface miners, asphalt pavers, compactors, tandem and static rollers, mobile crushers and screens, and mobile and stationary asphalt plants, and the primary forestry products include skidders, wheeled and tracked feller bunchers, forwarders, knuckleboom loaders, wheeled and tracked harvesters, swing machines, and precision forestry technology solutions.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets. For roadbuilding products in certain markets outside the U.S. and Canada, the products are sold through John Deere-owned sales and service subsidiaries.

The financial services segment includes our operations (described herein) and additional operations in the U.S., Canada, Brazil, China, India, and Thailand. In certain markets, financing is offered through cooperation agreements or joint ventures with other financial institutions. The segment primarily finances sales and leases by John Deere dealers of new and used production and precision agriculture equipment, small agriculture and turf equipment, and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and, in certain jurisdictions, offers extended equipment warranties.

John Deere’s worldwide production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations are sometimes collectively referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.” Credit risk related to Receivables and Leases managed by us is evaluated by market (agriculture and turf or construction and forestry).

For fiscal 2025, worldwide net income attributable to Deere & Company was $5,027, or $18.50 per share, compared with $7,100, or $25.62 per share, in fiscal 2024.

Deere & Company’s consolidated net sales and revenues decreased 12% to $45,684 in 2025, compared with $51,716 in 2024. Net sales of the equipment operations decreased in fiscal 2025 to $38,917, compared with $44,759 last year, due to lower sales volumes driven by declining market conditions.

The financial services operations reported net income of $890 for fiscal 2025 compared with $696 in fiscal 2024. Net income increased due to valuation adjustments on assets held for sale in Brazil, lower administrative and operating expenses, favorable financing spreads, and a lower provision for credit losses.

Smart Industrial Operating Model and Leap Ambitions

John Deere’s Smart Industrial Operating Model is based on the following three focus pillars:

(a)	Production systems: A strategic alignment of products and solutions around John Deere customers’ operations. Production systems refer to the series of steps John Deere's customers take to execute different tasks, operations, and projects to grow an agricultural product or execute a project.
(b)	Technology stack: Investments in technology, as well as research and development, which deliver intelligent solutions to John Deere customers through hardware and devices, embedded software, connectivity, data platforms, and applications. The technology stack leverages these core technologies across the John Deere enterprise, including digital capabilities, automation and machine learning, and autonomy.
(c)	Lifecycle solutions: The integration of John Deere’s aftermarket and support capabilities to more effectively manage customer equipment, service, and technology needs across the full lifetime of a John Deere product, and with a specific lifecycle solution focus on the ownership experience.

In 2022, John Deere introduced Leap Ambitions, a set of focused goals designed to guide the implementation of John Deere’s Smart Industrial Operating Model. These Leap Ambitions are built upon a foundation of product quality and manufacturing excellence, supported by a best-in-class dealer channel, and enabled by employees dedicated to solving some of the world’s most important problems. To build on John Deere’s accomplishments and lay the foundation for sustained growth as John Deere moves toward 2030, in December 2025 John Deere refined its Leap Ambitions.

The refined Leap Ambitions feature long-term financial and operational goals, emphasizing the use of John Deere’s differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service (SaaS). As an enabling business, we are fully integrated with John Deere’s Smart Industrial Operating Model and are focused on providing financial solutions to help John Deere achieve its Leap Ambitions.

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

Our volume of Receivables and Leases largely depends upon the level of retail sales and leases of John Deere products. The level of John Deere retail sales and leases is dependent upon the vitality of the agricultural industry and is responsive to a variety of economic, financial, geopolitical, climatic, legislative, and other factors that influence supply and demand for its products. The majority of our business is affected by changes in interest rates, demand for credit, and competition.

We bear substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers and merchants) associated with our holding of Receivables and Leases. A small portion of the Receivables and Leases held (less than 5%) is guaranteed by certain subsidiaries of Deere & Company. We also perform substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5%) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost and for credit lines provided to us.

The terms and basis on which we acquire retail notes and certain wholesale receivables from John Deere are governed by agreements with John Deere, generally terminable by either John Deere or us on 30 days’ notice. As provided in these agreements, we agree to the terms and conditions for purchasing the retail notes and wholesale receivables from John Deere. Under these agreements, John Deere is not obligated to sell notes to us, and we are obligated to purchase notes from John Deere only if the notes comply with the terms and conditions set by us.

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

Deere & Company has an agreement with us pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51% of the voting shares of capital stock of Capital Corporation and to maintain our consolidated tangible net worth at not less than $50.0. This agreement also obligates Deere & Company to make payments to us such that our consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly periods. Deere & Company’s obligations to make payments to us under the agreement are independent of whether we are in default on our indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of our indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At November 2, 2025, Deere & Company indirectly owned 100% of the voting shares of Capital Corporation’s capital stock and our consolidated tangible net worth was $5,929.8.

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

Description of Receivables and Leases

Receivables and Leases arise mainly from retail and wholesale sales and leases of John Deere products and used equipment accepted in trade for them, and from retail sales of equipment of unrelated manufacturers. Receivables and Leases also include revolving charge receivables. At November 2, 2025 and October 27, 2024, at least 90% of the Receivables and Leases administered by us were for financing that facilitated the purchase or lease of John Deere products.

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

Finance Rates on Retail Notes

As of both November 2, 2025 and October 27, 2024, over 95% of the retail notes held by us bore a fixed finance rate. A portion of the finance income earned by us arises from reimbursements from John Deere in connection with financing the retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of sale to a specified subsequent date. See Note 3 for additional information.

Average Original Term and Average Actual Life of Retail Notes and Leases

Due to prepayments (often from trade-ins and refinancing), the average actual life of retail notes and leases is considerably shorter than the average original term. The following table shows the average original term for retail notes and leases acquired during the year and the average actual life for retail notes and leases liquidated during the year (in months):

	Average Original Term		Average Actual Life
	2025	2024	2025	2024
Retail notes:	56	57	37	34
New equipment:
Agriculture and turf	56	57	36	32
Construction and forestry	50	51	38	38
Used equipment:
Agriculture and turf	60	61	39	35
Construction and forestry	51	52	37	35
Financing leases	29	25	22	21
Equipment on operating leases	47	46	34	33

Maturities

The following table presents the contractual maturities of Receivables and Leases owned by us at November 2, 2025 and a summary of Receivables and Leases owned by us at October 27, 2024:

	One year
	or less	One to five years		Five to fifteen years		Total
		Fixed	Variable	Fixed	Variable
		rate	rate	rate	rate	2025	2024
Retail notes:
Agriculture and turf	$8,808.4	$17,093.2	$99.4	$547.2	$6.9	$26,555.1	$28,117.2
Construction and forestry	2,391.0	3,700.3	2.3	8.6		6,102.2	5,820.6
Total retail notes	11,199.4	20,793.5	101.7	555.8	6.9	32,657.3	33,937.8
Revolving charge accounts	4,533.7	107.5	35.8			4,677.0	4,538.8
Wholesale receivables	10,147.6	144.5	2,361.3	2.4	.1	12,655.9	14,114.1
Financing leases	899.2	727.7		31.9		1,658.8	1,636.9
Equipment on operating leases	1,089.5	4,340.1		109.9		5,539.5	5,427.7
Total Receivables and Leases	$27,869.4	$26,113.3	$2,498.8	$700.0	$7.0	$57,188.5	$59,655.3

Net Write-offs

Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Write-offs generally occur when Customer Receivables are 120 days delinquent, and on a case-by-case basis when wholesale receivables are 60 days delinquent.

Total net (write-offs) recoveries, by product, were as follows:

	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net write-offs:
Retail notes and financing leases:
Agriculture and turf	$(90.8)	(.32)%	$(71.6)	(.25)%	$(22.9)	(.09)%
Construction and forestry	(75.2)	(1.21)	(79.3)	(1.38)	(25.0)	(.47)
Total retail notes and financing leases	(166.0)	(.48)	(150.9)	(.45)	(47.9)	(.16)
Revolving charge accounts	(65.9)	(1.56)	(64.4)	(1.65)	(22.6)	(.59)
Wholesale receivables	(3.8)	(.03)	.2		.4	.01
Total net write-offs	$(235.7)	(.45)%	$(215.1)	(.40)%	$(70.1)	(.15)%

Net write-offs as a percent of portfolio remained elevated in 2025 after increasing in 2024 due to a decline in market conditions.

Allowance for Credit Losses

The total allowance for credit losses, by product, at November 2, 2025 and October 27, 2024, and the portfolio, by product, as a percent of total portfolio are presented below:

	2025		2024
	Dollars	Percent	Dollars	Percent
Retail notes and financing leases:
Agriculture and turf	$170.5	54%	$134.3	55%
Construction and forestry	54.6	12	58.1	11
Total retail notes and financing leases	225.1	66	192.4	66
Revolving charge accounts	7.4	9	7.6	8
Wholesale receivables	17.6	25	27.5	26
Total	$250.1	100%	$227.5	100%

Key credit quality metrics and related portfolio balances at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
	Dollars	Dollars
Receivables 30 days or more past due	$540.1	$607.4
Non-performing Receivables	581.3	533.6
Allowance for credit losses	250.1	227.5
Total Receivables	51,649.0	54,227.6

	2025	2024
	Percent	Percent
Receivables 30 days or more past due to total Receivables	1.05%	1.12%
Non-performing Receivables to total Receivables	1.13	.98
Allowance for credit losses to total Receivables	.48	.42
Allowance for credit losses to non-performing Receivables	43.02	42.63

Competition

The businesses in which we are engaged are highly competitive. We primarily compete for customers with commercial banks and finance and leasing companies based upon our service, finance rates charged, and other finance terms. In addition, the competitive landscape is evolving as technology is unlocking new capabilities for traditional competitors and enabling new digital entrants that could be either technology partners or potential competitors. The proportion of John Deere equipment retail sales and leases financed by us is influenced by conditions prevailing in the agriculture and turf equipment and construction and forestry equipment markets, in the financial markets, and in business generally. We financed a significant portion of John Deere equipment retail sales and leases in many of the countries in which we operated during 2025 and 2024.

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

In fiscal year 2025, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position. We do not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2026. Additional information about the impact of government regulations on our business is included in Item 1A, “Risk Factors” under the heading “Legal and Regulatory Compliance Risks.”

Human Capital Management

Our employees are guided by a simple principle: We run so life can leap forward. Our approach to human capital management is rooted in our core values: Integrity, Quality, Humanity, Commitment, and Innovation, which serve as the foundation for our workforce’s actions and decisions. These values are embedded within our Global Performance Management (GPM) program. Through GPM, we foster a culture of continuous feedback and ongoing improvement.

Employees

At November 2, 2025, we had 1,298 full-time and part-time employees. We also retain consultants, independent contractors, and temporary workers. We are an equal opportunity employer committed to providing a workplace free of harassment and discrimination.

Code of Conduct

We are committed to conducting business in accordance with the highest ethical standards. We require all employees to complete training on our Code of Business Conduct. The Code provides specific guidance to all our employees outlining how they can and must uphold and strengthen the integrity that has defined John Deere since its founding. In addition, we maintain a global compliance hotline to report concerns of potential violations of the Code, global policies, or the law.

Training and Development

As our business evolves, we need a workforce equipped to address new opportunities and challenges. We offer our employees upskill training, career planning, and leadership development to better prepare our employees for future career opportunities at Deere. We have tools and solutions for continuous learning and career development, along with training programs that are tailored to different geographic regions and job functions.

Compensation and Benefits

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

Employee Engagement

We continue to build and sustain a workplace where all employees feel valued, respected, and inspired to do their best work every day. We gather feedback from our employees through a variety of channels throughout the year, such as surveys, focus groups, and conversations regarding continuous improvement. We build on our higher purpose, our core values, and our business strategy in a way that engages, inspires, and recognizes our workforce so they can support our customers in solving their biggest challenges.

ITEM 1A.  RISK FACTORS.

The results of our operations are affected by our relationships with John Deere. See “Our Relationships with John Deere” for additional information regarding our relationships with John Deere.

The following risks are considered material to our business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), including the risks and uncertainties described in the Forward-Looking Statements, the Notes to Consolidated Financial Statements, and the risk factors of Deere & Company included in Exhibit 99 to this Annual Report on Form 10-K and incorporated herein by reference. These risk factors and other forward-looking statements relate to future events, expectations, trends, and operating periods. They involve factors that are subject to change and important risks and uncertainties that could cause actual results to differ materially. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The risks described in this Annual Report on Form 10-K and the Forward-Looking Statements in this report are not the only risks we face.

GEOPOLITICAL AND MACROECONOMIC RISKS

John Deere’s and our financial results largely depend upon the agricultural market business cycle, as well as general economic conditions and outlook. Negative conditions in the agricultural industry and general economy cause weakened demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs for us and John Deere.

John Deere’s and our success largely depend on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors; consequently, sales of agricultural equipment are also cyclical and generally reflect the economic health of the agricultural industry.

The economic health of the agricultural industry is affected by numerous factors, including farm income, international trade, farmland values, debt levels, and financing costs. In addition, farm income is influenced by commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, and government policies and support. Changes in government farm programs and policies can influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies. Downturns in the agricultural industry due to these and other factors, which could vary by market, have resulted in decreases in demand for agricultural equipment, adversely affecting John Deere’s and our business and financial performance.

The demand for John Deere’s and our products and services depends on the fundamentals in the markets in which we operate and can be significantly reduced in an economic environment characterized by high unemployment, high interest rates, cautious consumer spending, inflation, lower corporate earnings, and lower business investment, all of which affect farmers’ income and sentiment. In fiscal year 2025, unfavorable market conditions resulted in lower sales volumes and greater reliance on sales incentives for John Deere, and elevated receivable write-offs for John Deere and us. We and John Deere expect certain of these conditions to persist in fiscal year 2026. Changes in the economic environment and the agricultural market business cycle are driven by factors outside of John Deere’s and our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Sustained general negative economic conditions and outlook could also affect construction and housing activities, and energy prices and demand, which could decrease demand for construction and turf equipment and could have a material adverse effect on John Deere’s and our financial results.

Uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook, such as market volatility, inflation, or interest rate changes, have caused and could continue to cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce John Deere’s and our earnings and cash flows.

John Deere faces risks associated with international, national, and regional trade laws, regulations, and policies that could materially impair John Deere’s profitability. As our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products, these regulatory drivers could also negatively impact our profitability.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere products, services, and technology, or those of John Deere customers or suppliers, or for the benefit of favored industries or sectors, have harmed John Deere and its global business. John Deere is subject to various trade regulatory risks including, but not limited to, the following:

●	The imposition of tariffs and retaliatory tariffs has impacted, and John Deere expects will continue to impact, the sourcing of parts and components, the cost and profitability of manufacturing operations, and John Deere’s ability to ship, import, and export its products. During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. As a net exporter of agriculture and turf equipment from the U.S., these trade policies impact us and John Deere.
●	Changing U.S. export controls and sanctions on various foreign countries and on various parties could affect John Deere’s ability to manufacture its products in foreign jurisdictions, provide aftermarket warranty support for its equipment and sell its products, and could otherwise impact John Deere’s and our reputation and business, including John Deere’s and our ability to collect receivables.
●	Restricted access to global markets could impair John Deere’s ability to export goods and services from various manufacturing locations around the world and limit the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis.
●	Trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure.
●	Policies impacting exchange rates and commodity prices, or those limiting the export or import of commodities, could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be harmed by such policies because farm income influences sales of agricultural equipment around the world.
●	If John Deere’s business partners were to incur regulatory or judicial action, it could impact John Deere’s ability to operate certain solutions abroad, or its connectivity to rural farmers.

John Deere’s and our international operations expose us to risks and events beyond our control in countries in which we operate.

Efforts to grow John Deere’s and our businesses depend in part upon access to and developing and maintaining market share and profitability in additional geographic markets, including, but not limited to, Argentina, Brazil, CIS, China, India, and South Africa. John Deere may not realize the benefits from its investment in international regions and may be unable to grow its market share for a variety of reasons. For example, some countries have greater political and economic volatility and greater infrastructure vulnerability than others. There are various risks associated with John Deere’s and our global footprint, including, but not limited to, the following:

●	economic and political instability, including war or armed conflict, changes in government policies, expropriation, nationalization, and other political, economic, or social developments,
●	increased tariffs, trade barriers, trade agreements, and other restrictions on international trade,
●	supply chain disruptions, including, as a result of natural disasters, transportation disruptions, and geopolitical events,
●	multiple and potentially conflicting laws, regulations, and policies that are subject to change, along with the complexity and cost of compliance,
●	currency fluctuations which can affect the value of our foreign currency revenues, expenses, and cash flows,
●	inadequate intellectual property protections in foreign jurisdictions that could result in the unauthorized use or infringement of our intellectual property,

●	adverse consumer sentiment for non-local products,
●	local labor market conditions, and
●	lack of brand recognition in our emerging markets.

The occurrence of one or more of these events has, from time to time, impacted, and may in the future impact, John Deere’s and our business in a variety of ways, including reducing demand for John Deere products, increasing costs, limiting John Deere’s and our ability to operate in certain jurisdictions, disrupting John Deere’s ability to deliver products to customers on time and at competitive prices, subjecting us and John Deere to fines, penalties, and sanctions, harming our competitive position, and impacting our financials.

Please also refer to the risk factors in the “Legal and Regulatory Compliance Risks” section below that address our legal and regulatory risks associated with our operations.

John Deere may be affected by changing worldwide demand for food and different forms of renewable energy can impact the price of farm commodities and consequently the demand for John Deere equipment. This could result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and renewable energy demands, driven in part by government policies, including those related to climate change, and a growing world population, is likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which negatively affect sales of agricultural equipment and generally result in higher credit losses.

While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, they could result in greater feed costs for dairy and livestock producers, which in turn may result in lower levels of equipment purchased by those customers. International buyers can also change the source of imported agricultural products, such as corn and soy, from the U.S. to other countries, impacting the profitability of our and John Deere’s customers and demand for John Deere’s equipment.

In addition, changing energy demand may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. The growing demand for biofuels has led to a corresponding increased demand for agriculturally based feedstocks used in their production, such as corn in the U.S. and Europe and sugar cane in Brazil. This increased demand may increase the demand for agricultural equipment to be used in the production of such crops. However, the economic feasibility of biofuels can be impacted by the price of oil. As the price of oil falls, biofuels become a less attractive alternative energy source, and as a result, there is uncertainty with respect to any benefits John Deere may realize with respect to its investments related to renewable energy.

Furthermore, changes in governmental policies regulating fuel utilization, including biofuel, affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards. These changes could have a negative effect on our results.

STRATEGIC RISKS

Our profitability and the financial condition of our operations are dependent upon the operations of John Deere.

Our volume of Receivables and Leases is largely dependent upon the level of retail sales and leases of John Deere products. The results of our operations are affected by our relationships with John Deere, including, among other items, the terms on which we acquire Receivables and borrow funds from John Deere, the reimbursement for interest waiver and low-rate finance programs from John Deere, the compensation paid by John Deere in connection with our purchase of trade receivables from John Deere, the payment to John Deere for various expenses applicable to our operations, and payments made to or received from John Deere related to our international support agreement with John Deere. In addition, we have joint access to certain lines of credit with John Deere.

If there are significant changes in the production or sales of John Deere products, the quality or resale value of John Deere equipment, John Deere’s liquidity, capital position, debt ratings, and access to capital markets, the reputation of John Deere, or changes to inflation and interest rates, supply chain constraints, or other factors impacting John Deere or its products, such changes could significantly affect our profitability, financial condition, and access to capital markets. In addition, if there were reductions to sales incentive programs offered by John Deere to retail customers, in which we receive reimbursement for interest waiver and low-rate finance programs, these changes could decrease our market share of John Deere financed equipment, volumes, and profitability.

John Deere relies on a network of independent dealers to manage the distribution of its products and services. If dealers are unsuccessful with their sales and business operations, it could have an adverse effect on overall John Deere sales and revenue.

John Deere relies on the capability of its dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services they purchase from John Deere. If John Deere’s dealers are unsuccessful in these endeavors, John Deere will be unable to increase its sales and revenue, which would have an adverse effect on John Deere’s and our financial condition.

John Deere’s dealers carry inventories of finished products as part of their operations and adjust those inventories based on future needs and market conditions, including the level of used equipment inventory. When the inventory levels of John Deere dealers are higher than they desire, dealers have postponed equipment purchases from John Deere, and could continue to postpone purchases in the future, which could cause John Deere’s sales to be lower and negatively impact John Deere’s and our results. Similarly, John Deere’s and our results could be negatively impacted through the loss of time-sensitive sales if John Deere dealers do not maintain inventory levels sufficient to meet customer demand.

In addition, the dealer channel’s ability to support and service new technologies may affect customers’ acceptance and adoption rates of these products. The unavailability of specialized technicians to service John Deere’s equipment may result in overburdening dealers’ servicing capacity.

Furthermore, dealers may exit, or John Deere may seek to terminate relationships with certain dealers if they are unable to meet customer needs. The unplanned loss of any John Deere dealers could lead to inadequate market coverage or negative customer impressions and may adversely impact John Deere’s and our ability to collect receivables and generate sales and receivable volumes that are associated with that dealer. Dealers could also have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors.

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

Several factors could impact John Deere’s ability to successfully execute, and benefit from, its Smart Industrial Operating Model, including, among other things:

●	John Deere’s inability to accurately assess market opportunities and the technology required to address such opportunities,
●	falling behind in developing and introducing new technologies,
●	John Deere customers not seeing the value proposition of the technologies and deciding not to adopt them,
●	John Deere’s inability to holistically provide lifecycle solutions,
●	inability to fully monetize technology-based solutions,
●	being unable to optimize John Deere’s capital allocation in connection with the Smart Industrial Operating Model, and
●	the adoption of new regulations or policies supporting and/or subsidizing outputs that are inconsistent with John Deere’s strategy, such as policies that have the effect of encouraging or supporting the use of conventional sources of energy.

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

Similarly, John Deere may not realize the anticipated benefits of its Leap Ambitions and related goals within the expected timelines, or at all. As part of the Leap Ambitions, John Deere adopted certain financial and operational goals, which were refined in December 2025. In the future, John Deere may again modify these goals, abandon them or be unable to achieve them for a variety of reasons, some of which may be beyond its control. Examples of such reasons include:

●	the evolution of John Deere’s business strategy, its business model, and its business needs,
●	John Deere’s estimates and assumptions related to efficiency of its products and the adoption of precision technology may not be accurate; in particular, John Deere has experienced slower than expected customer adoption to some precision technology solutions, and SaaS subscription services,
●	John Deere’s customers may not understand the value proposition of the various SaaS subscription models,
●	the time required by John Deere to build the capabilities and infrastructure to support its SaaS business, which has delayed the timing of realization of the expected benefits, and
●	dealers may not be able to effectively establish relationships with customers, maintain those customer relationships and provide SaaS solutions and support to John Deere’s customers.

John Deere’s and our reputation and brand could be damaged by negative publicity.

John Deere’s brand has worldwide recognition and contributes to the success of both our and John Deere’s business. John Deere’s reputation is critical for growing our customer base. John Deere’s brand depends on the ability to maintain a positive customer perception of the business. Negative claims or publicity across media channels against John Deere, its products or services, its culture and values, its stance on environmental, social, and governance topics, customer data, or any of its key employees or suppliers, may damage its reputation and brand image, regardless of whether such claims are accurate. Furthermore, John Deere’s shareholders, customers, and other stakeholders have evolving, varied and often conflicting expectations regarding John Deere’s culture, values, and business, which makes it difficult to achieve a uniform positive perception amongst all stakeholders.

Additionally, negative or inaccurate postings, articles, or comments on social media, the internet, or the press about John Deere or us has generated, and could continue to generate negative publicity that damages the reputation of John Deere, us, or the John Deere brand. For example, John Deere experienced negative social media campaigns related to its approach to diversity and inclusion, its customers’ right to maintain and safely repair their equipment, including with respect to its Memorandum of Understanding with the American Farm Bureau Federation, reductions in workforce, and production relocation. Further, adverse publicity about regulatory or legal action against us or John Deere, or legal proceedings initiated by us or John Deere, could also damage John Deere’s and our reputation and brand image, undermining customer confidence, and reducing long-term demand for equipment, even if the regulatory or legal action is unfounded or not material to John Deere’s or our operations. If the reputation, culture, or image of John Deere’s brands are damaged, or John Deere or we receive negative publicity, then our revenues and financial condition, and results of operations could be materially and adversely affected.

FINANCIAL RISKS

Because we are a financing company, negative economic conditions in the financial industry could materially impact our operations and financial results.

Negative economic conditions have an adverse effect on the financial industry in which we operate. We provide financing for a significant portion of John Deere’s sales in many of the countries in which we operate. We are vulnerable to customers and others defaulting on contractual obligations and have experienced, and may continue to experience, write-offs and credit losses that, in some cases, exceed our expectations and adversely affect our financial condition and results of operations as a result of elevated delinquencies. An inability to access funds at cost-effective rates to support our financing activities could have a material adverse effect on our business. Our liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities.

Changes in interest rate or market liquidity conditions, as well as changes in government banking, monetary, and fiscal policies, could adversely affect our financials and our earnings and/or cash flows.

High interest rates can dampen overall economic activity and/or the financial condition of our customers, either or both of which can negatively affect customer demand for John Deere equipment and the customers’ ability to repay us. High interest rates also increase the cost of carrying inventory for John Deere dealers and the cost of financing for our customers. In fiscal year 2025, soft consumer confidence and elevated interest rates continued to weigh on purchase decisions. Interest rates in the U.S. remained elevated in 2025 with modest easing late in the year. Higher rates and volatility in rates impact us in several ways, primarily affecting the demand for John Deere products, financing spreads, the value of our and John Deere’s investments, and the financial health of John Deere dealers. The markets for John Deere’s agriculture, turf, and construction products were negatively impacted in 2025 by elevated interest rates and their effect on borrowing costs for customers.

While we strive to match the interest rate characteristics of our financial assets and liabilities, changing interest rates have affected our financing spreads—the difference between the yield we earn on our assets and the interest rates we pay for funding—which has affected our earnings.

In addition, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for us and can increase our costs of capital and hurt our competitive position.

Moreover, policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues have a material impact on our customers and markets.

Our operations and results could also be affected by financial regulatory reform that could, among other things, have an adverse effect on us and on our customers by limiting their ability to enter hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment, due to the impact of government spending on infrastructure development. John Deere’s and our operations, including those outside of the U.S., may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on us and John Deere.

We and John Deere are subject to income taxes in the U.S. and numerous foreign jurisdictions. John Deere’s and our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s and our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretations. If John Deere’s and our effective tax rates were to increase, or if the ultimate determination of taxes owed is for an amount more than previously accrued, John Deere’s and our operating results, cash flows, and financial condition could be adversely affected.

We depend on the accuracy and completeness of information furnished by and on behalf of our customers. Reliance on inaccurate information could have a material effect on our financials and results of operations.

In deciding whether to extend credit or enter into other transactions, we frequently rely on information furnished by or on behalf of customers, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

OPERATIONAL RISKS

We could suffer operational and financial harm if our use of models and data fail to properly anticipate and manage risk.

We use models to forecast credit losses, project revenue and expenses, assess and control our operations and financial condition, perform automated credit decisioning, assist in capital planning, and forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. However, models are subject to inherent limitations from simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks. Our models may not be sufficiently predictive of future results due to limited historical patterns, unanticipated market movements, customer behavior, and liquidity, which could limit their effectiveness and require timely recalibration. We use models and other data-based policies, programs, and processes to identify potential fraud risk from the deliberate misrepresentation or concealment of information material to a transaction. Regardless of the steps we take to help confirm effective controls, monitor and test, implement new technology, and implement new processes, we could suffer operational and financial harm if our models and data fail to properly anticipate and help us manage risks.

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

The financial services industry is rapidly evolving, and we may not be successful in introducing new products or services.

Technology changes continue to significantly impact the financial services industry. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, financial technology companies have been offering financial services by using technology and mobile platforms.

We may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, enhance the effectiveness of our marketing efforts, enhance customer service, drive efficiencies in back-office functions or reduce fraud.

The process of developing new products and services or enhancing our existing products and services is complex, costly and uncertain. Difficulties or delays in the development, production, testing, and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital, and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services. Developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be adopted by customers. If we are unable to successfully introduce and support new income-generating products and services while also managing expenses, it may impact our ability to compete effectively and materially affect our business, financial condition, and results of operations.

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

John Deere relies on a complex global supply chain, and any disruptions can impact our operations. John Deere has experienced changes in the availability and prices of raw materials, components, whole goods, and freight over the past several years.

John Deere’s past global logistics network challenges have resulted in delays, shortages of key manufacturing components, increased order backlogs, increased transportation costs, and production inefficiencies from a higher number of partially completed machines in inventory, which in the past have increased John Deere’s overall production and overhead costs. Increases in such costs have adversely affected John Deere’s business operations.

John Deere anticipates fluctuations in the supply chain due to ongoing geopolitical and economic uncertainty, and regulatory and policy instability, including import tariffs and trade agreements. For example, certain of John Deere’s products, including motors, batteries, and other components, rely on rare earth minerals for their manufacturing, of which a significant majority are sourced from China. The inability to obtain export permits for rare earth minerals could have a detrimental effect on John Deere’s business. These complications have the potential to significantly increase production and logistics costs for John Deere, including additional research and development costs for designing alternative solutions, and therefore would have a detrimental effect on the profitability of John Deere, which could negatively impact us. Rapid changes and growing complexity in trade policies may also affect the ability of customs brokers and logistics providers to timely process imported products, which could result in delays, higher logistics costs, and production disruptions.

The financial stability of John Deere’s suppliers can also impact the continuity of the supply chain. A number of John Deere’s suppliers are facing higher prices due to inflation, increased tariffs or otherwise. If one or more of John Deere’s suppliers continue to encounter financial hardships, delivery setbacks, or other performance-related difficulties, John Deere may be unable to fulfill obligations to its customers, negatively impacting our business. Furthermore, if any of the raw materials critical to John Deere’s manufacturing become unavailable to John Deere’s suppliers, or are only accessible at significantly higher costs, including due to increased tariffs or trade restrictions, or are affected by quality problems or defects, John Deere’s ability to deliver certain products on schedule or within budget could be compromised.

Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods have and could continue to adversely affect John Deere’s ability to meet commitments to customers. Examples of such disruptions include:

●	work interruption or union strikes by employees of suppliers,
●	reliance on single source suppliers, or suppliers that are proprietary in nature that cannot be replaced expeditiously, and
●	natural disasters, pandemics, or other unforeseen events can disrupt the flow of materials.

Furthermore, if John Deere’s customers are unwilling to accept price increases for John Deere’s products, or if John Deere is unable to offset the increases in costs, raw material costs or shortages could have a material adverse effect on John Deere’s operational or financial results, which could negatively impact us.

Unexpected events have increased and may in the future increase John Deere’s and our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, lack of available natural resources, acts of terrorism, epidemics and pandemics, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, temperatures outside of normal ranges, floods, and other forms of severe or unusual weather in countries in which we operate or in which John Deere’s suppliers are located, have adversely affected and could in the future adversely affect John Deere’s and our operations and financial performance. Such events have caused and could cause complete or partial closure of one or more of John Deere’s manufacturing facilities or distribution centers, temporary or long-term disruptions in the supply of component products from some local and international suppliers, and disruption and delay in the transport of products to dealers, end-users, and distribution centers. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

The potential physical impacts of weather conditions or climate change on John Deere’s facilities, suppliers, and customers, and therefore on its business, are uncertain and will be specific to the circumstances developing in various geographic regions. These potential physical effects may adversely affect the demand for John Deere’s products and the cost, production, sales, and financial performance of John Deere’s and our operations.

TALENT RISKS

Our ability to attract, develop, engage, and retain qualified employees could affect our ability to execute our strategy.

Our continued success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background, and experience, as well as our ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage, and retain qualified employees, difficulty in recruiting new employees, perceived or actual erosion of our culture, or inadequate resources to train, integrate, and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business, results of operations, and financial condition.

In addition, our culture and our values have been important contributors to our success to date and we believe promote a sense of pride and fulfillment in our employees. Failure to preserve our culture or focus on our values could negatively affect our ability to retain and recruit talent.

While we strive to reduce the impact of the departure of employees, our operations or ability to execute our business strategy may be affected by the loss of employees, including in connection with reductions in workforce. Reductions may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge, the allocation of resources to reorganize and reassign job roles and responsibilities, and the increased risk of litigation from former employees.

CYBERSECURITY AND DIGITAL RISKS

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information as well as information about our employees, customers, and/or John Deere dealers, exposing us to liability that could cause our business and reputation to suffer.

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

Additionally, we collect and store confidential data, including intellectual property, proprietary business information, and the proprietary business information of our customers and John Deere dealers, as well as personal data of our customers and employees in data centers which are often owned by third parties, and maintained on their information technology networks. In particular, the John Deere Operations Center™, John Deere’s digital management system that allows customers to access farm and jobsite information through their devices, stores substantial volumes of data at the edge and within cloud environments. This data is used to assist and support John Deere’s customers’ operations and machines, and to enhance and develop its product offerings, including the development of machine learning, large language models and SaaS products. The secure operation of these information technology networks, and the processing and maintenance of this information, are critical to our business operations and strategy.

Despite security measures designed to discover and address potential vulnerabilities, our information technology networks and infrastructure have been and may continue to be vulnerable to: (i) intrusion, (ii) exfiltration of data, (iii) damage, (iv) disruptions or shutdowns due to attacks by cyber criminals or foreign state actors, (v) employees’, suppliers’, or dealers’ errors or malfeasance, (vi) supply chain compromise, (vii) disruptions during the process of upgrading or replacing computer software or hardware, (viii) power and system outages, (ix) computer viruses, (x) ransomware or other malware, (xi) telecommunication or utility failures, (xii) terrorist acts, (xiii) natural disasters, (xiv) and other events.

Although we have not suffered any significant cyber incidents that have resulted in a material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors. The occurrence of any significant event could compromise our networks, and the information stored there could be accessed, obtained, publicly disclosed, lost, altered, misused, or stolen. Any such access, acquisition, disclosure, alteration, misuse or other loss of information could result in legal claims or proceedings, government investigations, liability or regulatory penalties, disruption or shut down of our operations, disruption or shut down of dealers’ and customers’ operations, and damage to our reputation, which could adversely affect our business, results of operations, and financial condition. In addition, unrelated third-party breach events could create a threat for our customers if their personal information has been compromised or if their John Deere log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. In addition, we continue to incur increased costs with respect to preventing, detecting, investigating, mitigating, remediating, and recovering from cybersecurity risks, as well as any related attempted fraud. Furthermore, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to enhance information security.

Technical or regulatory limitations may impact John Deere’s and our ability to effectively implement automation, autonomy, and artificial intelligence solutions.

We and John Deere utilize, and intend to expand the use of, automation and machine learning in many of John Deere’s and our products, including consumer-facing features, and we both leverage generative artificial intelligence in business processes. While we believe the use of these emerging technologies can present significant benefits, they also create risks and challenges. Data sourcing, technology, integration and process issues, bias in decision-making algorithms, concerns over intellectual property, reputational implications if use becomes controversial, system security concerns, or the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. Additionally, if John Deere and we are unable to match or surpass advances of artificial intelligence that our competitors implement for their products or for internal operations, our competitive position could be impacted.

Furthermore, any confidential information that is disclosed to a third-party generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the third parties’ model. Additionally, if the data used to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is deemed to be inaccurate, incomplete, biased or questionable, our brand and reputation may be harmed and we may be subject to legal liability claims. The development of our own artificial intelligence applications will require additional investment in the development of proprietary systems, models, or datasets, which are  complex, costly, and could impact the results of our operations. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives.

Disruption of John Deere’s or our technology systems or unexpected network interruption could disrupt our business.

John Deere and we are increasingly dependent on technology systems to operate on a day-to-day basis. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. These disruptions could result in delays, which could reduce demand for John Deere products and negatively impact our business operations. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to manage our growth and new technologies, we could lose customers. Any significant disruption in our technology systems could harm our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.

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

LEGAL AND REGULATORY COMPLIANCE RISKS

Our global operations are subject to complex and changing laws and regulations, the violation of which could expose us to potential liabilities, increased costs, and other adverse effects.

We are subject to numerous international, federal, state, and local laws, regulations, and executive orders; many of which are complex, frequently changing, and subject to varying interpretations. These laws, regulations, and executive orders cover a variety of subjects, including advertising, anti–money laundering, antitrust, consumer finance, environmental, climate-related, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, labor and employment, cybersecurity, data privacy, encryption, artificial intelligence, and telecommunications. Changes to existing laws, regulations, executive orders, and enforcement priorities, or changes to how they are interpreted, or the implementation of new, more stringent laws or regulations and executive orders, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws, regulations, and executive orders could result in fines and penalties. For example, in the U.S., we could lose government contracts and be subject to penalties if we fail to comply with executive orders.

In addition, we must comply with the U.S. Foreign Corrupt Practices Act and all applicable foreign anti-bribery and anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of these laws and regulations, our employees, contractors, or agents have violated, and in the future could violate such laws and regulations or our policies and procedures. Violations of these laws and regulations have resulted, and could result in the future, in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition.

Governmental actions designed to address climate change based on the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and its customers.

Climate change considerations have led to new international, national, regional, and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including us and John Deere, are continuing to look for ways to reduce greenhouse gas (GHG) emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to John Deere in the form of taxes or emission allowances, required facilities improvements, research and development investments, and increased energy costs. These results would increase John Deere’s operating costs through higher utility, transportation, and material costs and could prevent John Deere from selling products into certain markets. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations, including their ability to repay their loans to us, as well as demand for John Deere equipment.

Regulators in Europe and the U.S. have also focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. These disclosure rules increase compliance burdens and associated regulatory costs. On the other hand, conflicting views on environmental topics, including GHG emissions reduction goals or other commitments addressing certain climate issues, are becoming increasingly subject to scrutiny from private sectors and governmental authorities. These conflicting views may impact John Deere’s and our business and reputation. Further, John Deere is subject to additional international and national regulations relating to climate and environmental risk, which are continually evolving and could affect the climate-risk processes developed by John Deere and our financing operations.

Legal proceedings, disputes and government inquiries could harm our business, financial condition, reputation, and brand.

We are subject to a variety of legal proceedings and legal compliance risks around the world. We face risks of exposure to various types of claims, lawsuits, and government inquiries or investigations, the most prevalent of which relate to retail credit matters. The uncertainty associated with substantial unresolved claims and lawsuits may harm our business, financial condition, reputation, and brand. The defense of lawsuits and government inquiries or investigations has resulted and may result in the expenditure of significant financial resources and the diversion of management’s time and attention away from business operations. Such legal proceedings may also affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments exceeding our reserves.

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

Governance

At the management level, John Deere and we jointly maintain a dedicated global team of cybersecurity professionals (Cybersecurity Team) led and managed by John Deere’s Chief Information Security Officer (CISO). The Cybersecurity Team is responsible for overseeing John Deere’s and our cybersecurity program, including the assessment and management of risks. The Cybersecurity Team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing, and cyber incident management. John Deere’s CISO holds a degree in Management Information Systems and has been with John Deere for over ten years. He has over two decades of extensive experience in information technology and cybersecurity and reports directly to John Deere’s Chief Information Officer.

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

Risk Management and Strategy

Our and John Deere’s cybersecurity program is designed to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents with the goal of protecting the confidentiality, integrity, and availability of our critical systems and information. We use a risk-based, multi-layered information security strategy to assess, identify, and manage risks from cybersecurity threats. The Cybersecurity Team meets frequently to monitor, assess, and address cybersecurity threats and incidents. John Deere and we also work with third parties to assess the maturity of our cybersecurity program, leveraging the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

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

Based on the information available as of the date of this Annual Report on Form 10-K, cybersecurity risks, including as a result of any previous cybersecurity incident, have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we have seen an increase in cyberattack volume, frequency, and sophistication in the digital environment and future incidents could have a material impact on our business, operations, or financial condition.

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

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently we believe the reasonably possible range of losses, if any, for these unresolved legal actions would not have a material effect on our consolidated financial statements; however, the outcome of any current or future proceedings, claims or investigations cannot be predicted with certainty.

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

In 2025 and 2024, Capital Corporation declared and paid cash dividends of $1,055.0 and $215.0, respectively, to JDFS. In turn, JDFS declared and paid comparable dividends to Deere & Company.

(b)	Not applicable.
(c)	Not applicable.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The MD&A is intended to promote understanding of our financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements. For comparison of 2024 to 2023 results, refer to the “Management’s Discussion and Analysis” section of our 2024 Form 10-K.

Results of Operations

All amounts are presented in millions of U.S. dollars unless otherwise specified.

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

Industry Sales Outlook for Fiscal Year 2026

John Deere Trends

In 2022, John Deere introduced Leap Ambitions, a set of focused goals designed to guide the implementation of its Smart Industrial Operating Model. These Leap Ambitions are built upon a foundation of product quality and manufacturing excellence, supported by a best-in-class dealer channel, and enabled by employees dedicated to solving some of the world’s most important problems. To build on its accomplishments and lay the foundation for sustained growth as John Deere moves toward 2030, in December 2025 John Deere refined its Leap Ambitions. The refined Leap Ambitions feature multi-year financial and operational goals, emphasizing the use of John Deere’s differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service (SaaS).

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting John Deere’s equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems in which John Deere serves.

Agriculture and Turf Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease further amidst challenging farm fundamentals for row crop farmers, which pressures short-term liquidity. Although the used equipment market is improving, it continues to constrain investments in new machines. These factors are partially offset by strong crop yields and consumption, recent U.S. trade agreements, growing demand for biofuels, and supportive government subsidies.
●	John Deere expects small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock segment continues to generate profits driven by solid beef prices. A modest recovery is anticipated in the turf sector following an inflection in the housing market and growth in the overall economy.
●	In Europe, the industry is forecasted to be flat to up slightly supported by strong dairy margins, a stabilizing interest rate environment, and improving crop yields.
●	Demand in South America is expected to be flat. In Argentina, equipment demand is anticipated to moderate after robust growth in 2025.

Construction and Forestry Outlook for 2026

●	Industry sales in the U.S. and Canada for earthmoving and compact construction equipment are projected to remain flat to slightly higher, supported by modest growth in construction markets. Record employment levels, strong construction backlogs, and U.S. government infrastructure spending continue to provide a solid foundation for the industry. Moreover, declining interest rates, increased investment in rental fleets, and surging data center construction starts are adding further momentum. These positive drivers are expected to be partially tempered by restrained investments in the private commercial sector.
●	Global forestry markets are expected to be flat.
●	Global roadbuilding markets are forecasted to remain flat at strong levels.

Company Trends

Our net income for fiscal year 2026 is expected to be lower than fiscal year 2025 primarily due to lower average portfolio balances, partially offset by favorable financing spreads.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in varying demand for John Deere’s equipment. In 2025, we increased our allowance for credit losses and expect to continue experiencing elevated write-offs due to unfavorable market conditions.

Global Trade Policies. During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S. and introduced additional trade barriers. Trade policies are evolving causing uncertainty in the agriculture and construction industries.

Interest Rates. Interest rates in the U.S. remained elevated in 2025 with modest easing late in the year. Higher rates and volatility in rates impact us in several ways, primarily affecting the demand for John Deere’s products and our financing spreads.

Changes in the agricultural market business cycle, global trade policies, and interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, economic policies, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

2025 Compared with 2024

The total revenues and net income attributable to the Company were as follows:

	2025	2024	% Change
Total revenues	$4,935.1	$4,940.2
Net income attributable to the Company	702.9	581.4	21%

Net income in 2025 was higher than 2024 due to favorable financing spreads, lower administrative and operating expenses, and a lower provision for credit losses.

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	2025	2024	% Change
Finance income earned on:
Retail notes	$2,070.4	$1,906.9	9%
Revolving charge accounts	506.1	500.3	1
Wholesale receivables	976.6	1,202.5	(19)
Lease revenues	1,177.1	1,096.6	7
Other income	204.9	233.9	(12)

Finance income and lease revenues increased in 2025 due to higher average financing rates on retail notes and a larger average lease portfolio, partially offset by a 19% decline in finance income earned on wholesale receivables. The decline in wholesale finance income was driven by lower average portfolio balances and lower average financing rates.

Other income decreased in 2025 compared to 2024 due to lower freestanding credit enhancement recoveries (see Note 4), lower gains on operating lease dispositions, and lower interest income.

Revenues earned from John Deere totaled $866.8 in 2025, compared with $1,119.6 in 2024. The decline was primarily due to decreased compensation paid by John Deere on wholesale receivables driven by lower average portfolio balances, in addition to lower average financing rates. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	2025	2024	% Change
Interest expense	$2,450.9	$2,489.3	(2)%
Depreciation of equipment on operating leases	729.5	683.8	7
Administrative and operating expenses	458.0	521.7	(12)
Fees and interest paid to John Deere	139.4	217.1	(36)
Provision for credit losses	256.8	300.9	(15)
Provision for income taxes	201.9	150.8	34

The decrease in interest expense in 2025 was primarily due to lower average borrowing rates.

Depreciation of equipment on operating leases increased in 2025 due to higher average balances of equipment on operating leases.

Administrative and operating expenses decreased during 2025, mainly driven by lower employee compensation and benefits and reduced dealer financing incentive program costs.

Fees and interest paid to John Deere decreased in 2025 primarily due to lower interest on intercompany borrowings from John Deere, driven by lower average borrowings.

The provision for credit losses declined in 2025 due to larger increases to the allowance for credit losses in 2024 than 2025. This was partially offset by higher net write-offs on agriculture and turf retail notes during 2025. The provision for credit losses, as a percentage of the average balance of total Receivables, was 0.49% for 2025 and .57% for 2024.

The higher provision for income taxes in 2025 was primarily due to higher pretax income.

Receivables and Leases

For the fiscal years ended November 2, 2025 and October 27, 2024, Receivable and Lease (excluding wholesale) volumes and balances held were as follows:

	Fiscal Year Volumes			Fiscal Year End Balances
	2025	2024	% Change	2025	2024	% Change
Retail notes:
Agriculture and turf	$10,925.3	$13,330.4	(18)%	$26,555.1	$28,117.2	(6)%
Construction and forestry	3,289.5	3,119.1	5	6,102.2	5,820.6	5
Total retail notes	14,214.8	16,449.5	(14)	32,657.3	33,937.8	(4)
Revolving charge accounts	8,412.8	8,061.4	4	4,677.0	4,538.8	3
Financing leases	1,239.9	1,346.7	(8)	1,658.8	1,636.9	1
Equipment on operating leases	2,114.2	2,426.4	(13)	5,539.5	5,427.7	2
Total Receivables and Leases (excluding wholesale)	$25,981.7	$28,284.0	(8)%	$44,532.6	$45,541.2	(2)%

Total Receivables and Leases (excluding wholesale) decreased $1,008.6 during 2025 compared to 2024, due to lower agriculture and turf retail notes driven by decreased demand for John Deere equipment.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	2025		2024
	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$540.1	1.05%	$607.4	1.12%
Non-performing Receivables	581.3	1.13	533.6	.98
Allowance for credit losses	250.1	.48	227.5	.42

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

Deposits held from dealers and merchants amounted to $124.5 at November 2, 2025, compared with $129.6 at October 27, 2024. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s withholding account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $38.4 and $54.0 in 2025 and 2024, respectively. See Note 4 for additional information.

2024 Compared with 2023

Please refer to the “Management’s Discussion and Analysis” section of our 2024 Form 10-K, which is hereby incorporated by reference.

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

Key metrics and certain balance sheet data are provided in the following table as of November 2, 2025, October 27, 2024, and October 29, 2023:

	2025	2024	2023
Cash, cash equivalents, and marketable securities	$1,626.1	$1,625.7	$1,488.9
Receivables and Leases - net	56,938.4	59,427.8	56,249.3
Interest-bearing debt	52,001.3	54,145.0	50,514.5
Unused credit lines	7,268.0	6,474.0	841.2
Ratio of interest-bearing debt to stockholder’s equity	8.8 to 1	8.7 to 1	8.6 to 1

The increase in unused credit lines at November 2, 2025 compared to October 27, 2024 was primarily attributable to an increase in bank lines of credit, while the increase compared to October 29, 2023 relates to a decrease in commercial paper outstanding, by both us and John Deere.

Cash Flows

	2025	2024	2023
Net cash provided by operating activities	$1,995.8	$1,631.3	$1,536.2
Net cash provided by (used for) investing activities	1,805.5	(4,118.0)	(10,178.0)
Net cash provided by (used for) financing activities	(3,730.4)	2,664.2	9,480.2
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(5.1)	(3.4)	8.4
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$65.8	$174.1	$846.8

Net cash provided by investing activities during 2025 resulted primarily from a decrease in Receivables. The aggregate net cash provided by investing and operating activities was used to decrease borrowings and pay dividends, resulting in cash outflows from financing activities.

Borrowings

Total borrowings decreased $2,143.7 in 2025, generally corresponding with the level of the Receivable and Lease portfolios. During 2025, we issued $5,401.0 and retired $7,617.8 of long-term external borrowings, which primarily consisted of medium-term notes. During 2025, we also issued $2,618.4 and retired $4,457.4 of retail note securitization borrowings and maintained an average commercial paper balance of $1,816.2. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving credit agreement to securitize retail notes (see Note 5). At November 2, 2025, the revolving credit agreement had a total capacity, or “financing limit,” of $2,500.0 of secured financings at any time. $1,562.8 of short-term securitization borrowings were outstanding under the agreement at November 2, 2025. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected. In November 2025, the agreement was renewed for one year with a capacity of $2,500.0.

Dividends

Capital Corporation declared and paid cash dividends to JDFS of $1,055.0 in 2025 and $215.0 in 2024. In turn, JDFS paid comparable dividends to Deere & Company.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company. Lines of credit totaled $11,747.2 at November 2, 2025, $7,268.0 of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization. See Note 8 for more information.

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

Contractual Obligations and Cash Requirements

Our material cash requirements from contractual and other cash obligations relate to borrowings, including securitization borrowings. As of November 2, 2025, we had $17,565.7 of principal payments on borrowings and securitization borrowings payable in the next 12 months, along with interest payments of $1,803.6. The securitization borrowing payments are based on the expected liquidation of the retail notes. These payments will likely be replaced with new borrowings to finance the Receivables and Leases portfolio, which is expected to be lower in 2026. See Notes 5, 7, and 9 for further detail regarding future contractual payments on securitization borrowings, intercompany borrowings, and long-term external borrowings.

We also have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. There were $12,900.9 of commitments to John Deere dealers and $33,205.6 of commitments to retail customers primarily related to revolving charge accounts at November 2, 2025. See Note 17 for further detail regarding these commitments.

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

●	allowance for credit losses
●	operating lease residual values
●	income taxes

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of our Receivable portfolio. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis.  Risk characteristics include:

●	product category
●	market
●	geography
●	credit risk
●	remaining balance

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex Customer Receivable pools, which represent more than 90% of Customer Receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools, and apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff.
●	Historical loss rate models are used for wholesale receivables, with consideration of current economic conditions and dealer financial risk.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses. See Note 2 for further information.

The allowance for credit losses at November 2, 2025, October 27, 2024, and October 29, 2023 was $250.1, $227.5, and $146.4, respectively. The allowance for credit losses increased in 2025 compared to 2024 primarily due to higher expected losses on agricultural and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

While we believe our allowance is sufficient to provide for losses over the life of our existing Receivable portfolio, different assumptions would result in changes to the allowance for credit losses. Within the Customer Receivable portfolio, credit loss estimates are dependent on a number of factors, including credit quality at time of application, remaining account balances, current delinquency levels, various economic factors, and estimated recoveries on defaulted accounts. Changes in any of these factors could impact our credit losses. Conversely, within the wholesale receivable portfolio, changes in economic conditions have historically had limited impact on credit losses.

Holding all other factors constant, a 10% increase in the linear regression models’ forecasted defaults as a result of elevated levels of delinquencies, deteriorating credit quality, unfavorable economic factors, or otherwise, and a simultaneous 10% decrease in recovery rates would have resulted in an increase to the allowance for credit losses of approximately $55 at November 2, 2025.

Operating Lease Residual Values

Equipment on operating leases is depreciated to the estimated residual value over the lease term. The residual values are based on several factors, including:

●	lease term
●	expected hours of usage
●	historical wholesale sale prices
●	return experience
●	intended equipment use
●	market dynamics and trends
●	dealer residual value guarantees

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

The total operating lease residual values at November 2, 2025, October 27, 2024, and October 29, 2023 were $3,899.1, $3,786.2, and $3,538.3, respectively. The increase in 2025 was primarily due to a higher operating lease portfolio.

Hypothetically, if (a) future market values for equipment on operating leases were to decrease 10% from our present estimates and (b) all the equipment on operating leases were returned to us for remarketing at the end of the lease term, the total unfavorable impact after consideration of dealer residual value guarantees would be approximately $55. This amount would be recognized as higher depreciation expense over the remaining term of the operating leases, or potentially as an impairment.

Income Taxes

We are subject to federal, state, and foreign income taxes, which can be complex. Implementing these tax laws requires significant judgment and interpretation. Changes in tax laws could materially affect our consolidated financial statements. We record our tax positions in the following categories:

●	current taxes
●	deferred taxes
●	uncertain tax positions

Deferred income taxes represent temporary differences between the tax and the financial reporting basis of assets and liabilities. This will result in taxable or deductible amounts in the future. Loss carryforwards and tax credits are significant components of deferred tax asset balances. These assets are reviewed regularly for the following:

●	the likelihood of recoverability from future taxable income
●	reversal of deferred tax liabilities
●	tax planning strategies

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

Forward-Looking Statements

Certain statements contained herein, including in the sections entitled “Overview,” “Trends and Economic Conditions,” and “Notes to Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop harvest yields, available farm acres, soil conditions, prices for commodities and livestock, input costs, government farm programs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in a higher provision for credit losses and increased write-offs
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations, may impact us by reducing demand for John Deere equipment and our financing products, and could lead to a higher provision for credit losses, losses on leased equipment, and negatively affect our borrowing costs and access to capital
●	political, economic, and social instability of the geographies in which we and John Deere operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment
●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products
●	John Deere dealers’ practices and their ability to manage new and used inventory, distribute John Deere products and to provide support and service for precision technology solutions
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and refined Leap Ambitions
●	negative claims or publicity that damage John Deere’s or our reputation or brand
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements, which could impact access to funding
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases
●	John Deere’s and our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for John Deere products and solutions, including our financing solutions
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in John Deere’s supply chain
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	the ability to attract, develop, engage, and retain qualified employees
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes

●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	investigations, claims, lawsuits, or other legal proceedings

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

From time to time, we enter into interest rate swap agreements to manage our interest rate exposure. We also have entered into derivative agreements related to the management of our foreign currency transaction risks.

Interest Rate Risk

Results of Operations – Interest rate volatility impacts us in several ways, primarily affecting the demand for John Deere’s products and our financing spreads.

Fair Value Measurement – Quarterly, we use a combination of cash flow models to assess the sensitivity of our financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows:

●	cash flows for Receivables are discounted at the current prevailing rate for each Receivable portfolio
●	cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers
●	cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers
●	cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates

The net loss in these financial instruments’ fair values, which would be caused by increasing the interest rates by 10% from the market rates at November 2, 2025 and October 27, 2024, would have been approximately $95 and $90, respectively.

Foreign Currency Risk

We have foreign currency exposures at some of our foreign and domestic operations related to financing in currencies other than the functional currencies. Our policy is to manage foreign currency risk through hedging strategies if the currency of the borrowing does not match the currency of the Receivable portfolio. As a result, a hypothetical 10% adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on our cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying table of contents of financial statements on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 2, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 2, 2025, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of November 2, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the years ended November 2, 2025 and October 27, 2024, professional services were performed by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively called Deloitte & Touche).

Audit Fees

The aggregate fees billed include amounts for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, including services related thereto such as comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC and other regulatory bodies. Audit fees for the fiscal years ended November 2, 2025 and October 27, 2024 were $4.2 and $3.7, respectively.

Audit-Related Fees

During the last two fiscal years, Deloitte & Touche has provided us with assurance and related services that are reasonably related to the performance of the audit of our financial statements. The aggregate fees billed for such audit-related services for each of the fiscal years ended November 2, 2025 and October 27, 2024 were $.2 and $.3, respectively. These services included various attest services.

Tax Fees

There were no fees billed for professional services provided by Deloitte & Touche in connection with tax advice and tax planning services for the fiscal years ended November 2, 2025 and October 27, 2024.

All Other Fees

There were no fees billed by Deloitte & Touche for services not included above for the fiscal years ended November 2, 2025 and October 27, 2024.

Pre-approval of Services by the Independent Registered Public Accounting Firm

As a wholly-owned subsidiary of Deere & Company, audit and non-audit services provided by our independent registered public accounting firm are subject to Deere & Company’s Audit Review Committee pre-approval policies and procedures as described in the Deere & Company 2025 proxy statement. During the fiscal year ended November 2, 2025, all services provided by the independent registered public accounting firm were pre-approved by Deere & Company’s Audit Review Committee in accordance with such policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements

See the table of contents to financial statements on page 40.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See the index to exhibits on page 76.

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

I, II, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of John Deere Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Deere Capital Corporation and subsidiaries (the “Company”) as of November 2, 2025 and October 27, 2024, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholder’s equity, and consolidated cash flows, for each of the three years in the period ended November 2, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 2, 2025 and October 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test the allowance for credit losses estimated for the Company’s United States Customer Receivable portfolio by the linear regression models and related independent variables and qualitative adjustments included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses estimated by the linear regression models.
●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s linear regression models.
●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the linear regression models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2025

We have served as the Company’s auditor since 1959.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

(in millions)

	2025	2024	2023
Revenues
Finance income earned on retail notes	$2,070.4	$1,906.9	$1,494.7
Lease revenues	1,177.1	1,096.6	997.3
Revolving charge account income	506.1	500.3	417.4
Finance income earned on wholesale receivables	976.6	1,202.5	889.8
Other income	204.9	233.9	176.3
Total revenues	4,935.1	4,940.2	3,975.5
Expenses
Interest expense	2,450.9	2,489.3	1,671.5
Operating expenses:
Depreciation of equipment on operating leases	729.5	683.8	659.7
Administrative and operating expenses	458.0	521.7	569.4
Fees and interest paid to John Deere	139.4	217.1	252.6
Provision for credit losses	256.8	300.9	88.5
Total operating expenses	1,583.7	1,723.5	1,570.2
Total expenses	4,034.6	4,212.8	3,241.7
Income of Consolidated Group before Income Taxes	900.5	727.4	733.8
Provision for income taxes	201.9	150.8	165.9
Income of Consolidated Group	698.6	576.6	567.9
Equity in income of unconsolidated affiliate	4.6	4.7	3.9
Net Income	703.2	581.3	571.8
Less: Net income (loss) attributable to noncontrolling interests	.3	(.1)	(.5)
Net Income Attributable to the Company	$702.9	$581.4	$572.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

(in millions)

	2025	2024	2023

Net Income	$703.2	$581.3	$571.8

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	40.3	22.8	32.2
Unrealized gain (loss) on derivatives	15.0	(66.1)	(32.0)
Unrealized gain on debt securities	.4	1.5	.1
Other Comprehensive Income (Loss), Net of Income Taxes	55.7	(41.8)	.3

Comprehensive Income of Consolidated Group	758.9	539.5	572.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	.3	(.1)	(.5)
Comprehensive Income Attributable to the Company	$758.6	$539.6	$572.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

As of November 2, 2025 and October 27, 2024

(in millions)

	2025	2024
Assets
Cash and cash equivalents	$1,619.3	$1,621.9
Marketable securities	6.8	3.8
Receivables:
Retail notes	25,786.5	25,169.4
Retail notes securitized	6,870.8	8,768.4
Revolving charge accounts	4,677.0	4,538.8
Wholesale receivables	12,655.9	14,114.1
Financing leases	1,658.8	1,636.9
Total receivables	51,649.0	54,227.6
Allowance for credit losses	(250.1)	(227.5)
Total receivables – net	51,398.9	54,000.1
Other receivables	159.8	142.1
Receivables from John Deere	264.4	192.3
Equipment on operating leases – net	5,539.5	5,427.7
Notes receivable from John Deere		576.3
Notes receivable from related parties	392.0
Investment in unconsolidated affiliate	56.8	49.0
Deferred income taxes	34.9	29.9
Other assets	518.2	471.5
Total Assets	$59,990.6	$62,514.6

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$1,380.9	$1,679.9
Securitization borrowings	6,595.4	8,429.3
Current maturities of long-term external borrowings	8,270.5	7,628.9
Total short-term external borrowings	16,246.8	17,738.1
Notes payable to John Deere	4,452.6	2,681.5
Other payables to John Deere	279.1	489.2
Accounts payable and accrued expenses	1,272.1	1,238.0
Deposits held from dealers and merchants	124.5	129.6
Deferred income taxes	382.5	285.6
Long-term external borrowings	31,301.9	33,725.4
Total liabilities	54,059.5	56,287.4
Commitments and contingencies (Note 17)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8
Retained earnings	3,727.5	4,079.6
Accumulated other comprehensive loss	(90.5)	(146.2)
Total Company stockholder’s equity	5,929.8	6,226.2
Noncontrolling interests	1.3	1.0
Total stockholder’s equity	5,931.1	6,227.2
Total Liabilities and Stockholder’s Equity	$59,990.6	$62,514.6

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

(in millions)

	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$703.2	$581.3	$571.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	256.8	300.9	88.5
Depreciation and amortization	753.2	705.9	686.0
Provision (credit) for deferred income taxes	86.9	(159.2)	257.2
Change in accounts payable and accrued expenses	(1.1)	72.1	191.8
Change in accrued income taxes payable/receivable	5.5	103.3	(47.4)
Other	191.3	27.0	(211.7)
Net cash provided by operating activities	1,995.8	1,631.3	1,536.2

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(23,836.2)	(25,867.8)	(25,776.6)
Collections of receivables (excluding wholesale)	24,705.8	23,423.9	21,553.4
Decrease (increase) in wholesale receivables – net	1,524.3	(693.2)	(4,836.1)
Cost of equipment on operating leases acquired	(2,113.0)	(2,427.5)	(2,362.5)
Proceeds from sales of equipment on operating leases	1,293.1	1,380.1	1,528.6
Cost of notes receivable acquired from John Deere and other related parties	(128.1)	(110.6)	(397.5)
Collections of notes receivable from John Deere and other related parties	311.4	185.0	122.5
Other	48.2	(7.9)	(9.8)
Net cash provided by (used for) investing activities	1,805.5	(4,118.0)	(10,178.0)

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net (original maturities of three months or less)	(865.5)	(3,370.8)	2,643.8
Increase (decrease) in securitization borrowings – net	(1,839.0)	1,436.0	1,285.1
Increase (decrease) in short-term borrowings with John Deere – net	1,721.6	(521.3)	(2,017.0)
Proceeds from external borrowings issued (original maturities greater than three months)	7,368.6	16,309.0	13,020.4
Payments of external borrowings (original maturities greater than three months)	(9,036.7)	(10,914.0)	(6,046.2)
Dividends paid	(1,055.0)	(215.0)	(165.0)
Capital investments from John Deere		.1	810.0
Debt issuance costs	(24.4)	(59.8)	(50.9)
Net cash provided by (used for) financing activities	(3,730.4)	2,664.2	9,480.2

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(5.1)	(3.4)	8.4
Net Increase in Cash, Cash Equivalents, and Restricted Cash	65.8	174.1	846.8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,787.0	1,612.9	766.1
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,852.8	$1,787.0	$1,612.9

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,619.3	$1,621.9	$1,487.5
Restricted cash*	233.5	165.1	125.4
Total Cash, Cash Equivalents, and Restricted Cash	$1,852.8	$1,787.0	$1,612.9

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

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Years Ended November 2, 2025, October 27, 2024 and October 29, 2023

(in millions)

		Company Stockholder
				Accumulated
	Total			Other	Non-
	Stockholder’s	Common	Retained	Comprehensive	controlling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 30, 2022	$4,685.5	$1,482.8	$3,305.9	$(104.7)	$1.5

Net income (loss)	571.8		572.3		(.5)
Other comprehensive income	.3			.3
Capital investments	810.0	810.0
Dividends declared	(165.0)		(165.0)
Balance October 29, 2023	5,902.6	2,292.8	3,713.2	(104.4)	1.0

Net income (loss)	581.3		581.4		(.1)
Other comprehensive loss	(41.8)			(41.8)
Capital investments	.1				.1
Dividends declared	(215.0)		(215.0)
Balance October 27, 2024	6,227.2	2,292.8	4,079.6	(146.2)	1.0

Net income	703.2		702.9		.3
Other comprehensive income	55.7			55.7
Dividends declared	(1,055.0)		(1,055.0)
Balance November 2, 2025	$5,931.1	$2,292.8	$3,727.5	$(90.5)	$1.3

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

We bear substantially all of the credit risk (net of recovery from withholdings from certain John Deere dealers and merchants) associated with our holding of Receivables and Leases. We secure our Receivables, other than certain revolving charge accounts, by retaining as collateral security in the equipment associated with those Receivables or with the use of other collateral, and require theft and physical damage insurance on such equipment. A small portion of the Receivables and Leases held (less than 5%) is guaranteed by certain subsidiaries of Deere & Company. We also perform substantially all servicing and collection functions. Servicing and collection functions for a small portion of the Receivables and Leases held (less than 5%) are provided by John Deere. John Deere is reimbursed for staff and other administrative services at estimated cost, and for credit lines provided to us based on utilization of those lines.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Capital Corporation has a controlling interest. Certain variable interest entities (VIEs) are consolidated since we are the primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. We consolidate certain VIEs that are special purpose entities (SPEs) related to the securitization of receivables (see Note 5). We record our investment in each unconsolidated affiliated company (20% to 50% ownership) at our related equity in the net assets of such affiliate.

Fiscal Year

We use a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs near the end of October. An additional week is included in the fourth fiscal quarter every five or six years to realign our fiscal quarters with the calendar. Fiscal year 2025 contained 53 weeks while 2024 and 2023 contained 52 weeks. The fiscal year ends for 2025, 2024, and 2023 were November 2, 2025, October 27, 2024, and October 29, 2023, respectively. Unless otherwise stated, references to particular years or quarters refer to our fiscal years and the associated periods in those fiscal years.

Presentation of Amounts

All amounts are presented in millions of U.S. dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Argentina

We have financial services operations in Argentina. The U.S. dollar has historically been the functional currency for our Argentina operations, as its business is indexed to the U.S. dollar due to the highly inflationary conditions. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate. The Argentine government has certain currency controls that restrict our ability to pay certain outstanding intercompany payables. As of November 2, 2025 and October 27, 2024, our net investment in Argentina was $52.0 and $44.0, respectively. Revenues from our Argentine operations represented approximately 1% of our consolidated revenues for both 2025 and 2024. The net peso exposure as of November 2, 2025 and October 27, 2024 was approximately $31.8 and $18.3, respectively. During 2025, 2024, and 2023, we recognized pretax net foreign exchange losses of $13.5, $18.7, and $27.4, respectively, related to our Argentina operations. Beginning in 2024, foreign exchange gains/losses related to our Argentina operations were included in the calculation of support payments under the international support agreement with Deere & Company (see Note 2).

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

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted from withdrawal or use under the terms of securitization agreements (see Note 5) and cash held to meet governmental and legal requirements. Restricted cash is recorded in “Other assets.”

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

We also record an allowance for credit losses and provision for credit losses related to the Receivables. Receivables are written off to the allowance when the account is considered uncollectible.  The allowance for credit losses is an estimate of the credit losses expected over the life of our Receivable portfolio. Non-performing Receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	product category
●	market
●	geography
●	credit risk
●	remaining balance

We utilize the following loss forecast models to estimate expected credit losses:

Customer Receivables:

●	Linear regression models are used for large and complex Customer Receivable pools, which represent more than 90% of Customer Receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period. In the fourth quarter of 2024, we transitioned from the use of transition matrix models to linear regression models to estimate expected credit losses. This change in methodology did not have a material impact on our consolidated financial statements.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex Customer Receivable pools, and apply historical average annual loss rates, adjusted for current and forecasted economic conditions, to the projected portfolio runoff.

Wholesale receivables:

●	Historical loss rate models are used for wholesale receivables, with consideration of current economic conditions and dealer financial risk. Changes in economic conditions have historically had limited impact on credit losses in this portfolio.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets, including equipment on operating leases, for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, we perform a test for recoverability by comparing estimated undiscounted future cash flows to the carrying value of the asset group. If the carrying value of the long-lived asset is considered impaired, it is written down to its fair value.

Fees and Interest Paid to John Deere

Fees and interest paid to John Deere include corporate support fees and interest on intercompany borrowings from John Deere based on approximate market rates.

Derivative Financial Instruments

It is our policy to use derivative transactions only to manage exposures from the normal course of business. We do not execute derivative transactions for the purpose of creating speculative positions or trading. We have interest rate and foreign currency exposure between the types and amounts of our Receivable and Lease portfolios and how these portfolios are funded. We also have foreign currency exposures at some of our foreign and domestic operations related to financing in currencies other than the functional currencies.

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

Changes in the fair value of derivatives are recorded as follows:

●	Cash flow hedges: Recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These amounts offset the effects of interest rate changes on the related borrowings in interest expense.
●	Fair value hedges: Recorded in interest expense, and the gains or losses are generally offset by the fair value gains or losses on the hedged items (fixed-rate borrowings), which are also recorded in interest expense.
●	Derivatives not designated as hedging instruments: Changes in the fair value of undesignated hedges are recognized as they occur in the income statement.

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

Financing Incentives

We provide incentive funds to John Deere dealers that meet certain performance metrics, which include minimum finance volume and finance market share with us over a defined period. At the end of the qualification period, dealers are granted incentive funds, which can be applied to certain predefined uses, including interest rate reductions on future loan and lease originations. In addition, certain dealers may elect to receive cash for a portion of their earned funds. We accrue for the incentive costs over the qualification period, which are reported as “Accounts payable and accrued expenses” on the consolidated balance sheets and “Administrative and operating expenses” on the consolidated income statements. The accrued liability is released as dealers utilize the funds.

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

Foreign Currency Translation

The functional currencies for most of our foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars using the exchange rates at the end of the period. The revenues and expenses are translated at weighted average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign currency exchange components of derivative contracts are included in net income. The pretax net losses for foreign currency exchange in 2025, 2024, and 2023 were $11.8, $8.8, and $20.4 respectively, which are reported in “Administrative and operating expenses” and primarily related to our Argentina operations (see Note 1).

New Accounting Pronouncements Adopted

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standards in 2025, none of which had a material effect on our consolidated financial statements:

2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

Accounting Pronouncements to be Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides updated guidance for the capitalization of internal-use software. The ASU will be effective for us beginning with our interim reporting for fiscal year 2029, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements.

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

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements
2025-09 — Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

2024-04 — Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

NOTE 3. RECEIVABLES

Retail Notes Receivable

Retail notes receivable by market at November 2, 2025 and October 27, 2024 were as follows:

	2025		2024
	Unrestricted	Securitized	Unrestricted	Securitized
Agriculture and turf – new	$13,564.0	$2,541.0	$14,199.3	$3,236.7
Agriculture and turf – used	8,327.9	3,263.8	7,811.3	3,966.2
Construction and forestry – new	4,045.4	917.5	3,261.9	1,280.0
Construction and forestry – used	1,084.1	297.3	965.3	472.5
Total	27,021.4	7,019.6	26,237.8	8,955.4
Unearned finance income	(1,234.9)	(148.8)	(1,068.4)	(187.0)
Retail notes receivable	$25,786.5	$6,870.8	$25,169.4	$8,768.4

Gross retail note installments at November 2, 2025 and October 27, 2024 were scheduled to be received as follows:

	2025		2024
	Unrestricted	Securitized	Unrestricted	Securitized
Due in:
0-12 months	$8,574.2	$3,105.7	$8,095.1	$3,553.6
13-24 months	6,712.4	2,042.5	6,294.7	2,506.8
25-36 months	5,399.5	1,262.3	5,140.9	1,701.7
37-48 months	3,741.9	529.0	3,765.7	917.8
49-60 months	2,010.9	75.3	2,251.3	265.9
Over 60 months	582.5	4.8	690.1	9.6
Total	$27,021.4	$7,019.6	$26,237.8	$8,955.4

Finance income is recognized over the lives of the retail notes using the interest method. During 2025, the average effective yield on retail notes held by us was approximately 6.2%, compared with 5.9% in 2024 and 5.0% in 2023. As of November 2, 2025 and October 27, 2024, over 95% of the retail notes held by us bore a fixed finance rate.

A portion of the finance income earned by us arises from the financing of retail sales of John Deere equipment on which finance charges are waived or reduced by John Deere for a period from the date of the retail sale to a specified subsequent date. We receive compensation from John Deere equal to competitive market interest rates for periods during which finance charges have been waived or reduced. We compute the compensation from John Deere for waived or reduced finance charges based on our estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. The financing rate following the waiver or interest reduction period is not significantly different from the compensation rate from John Deere. During 2025, 2024, and 2023, the finance income earned from John Deere on retail notes containing waiver of finance charges or reduced rates was $389.9, $431.5, and $388.4, respectively.

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

Revolving Charge Accounts Receivable

Revolving charge account income is comprised of the following:

●	discounts paid by dealers and merchants on most transactions for processing and support
●	finance charges paid by customers on their outstanding account balances
●	finance charge subsidies from John Deere and sponsoring merchants for waiver of finance charges or reduced rates

During 2025, 2024, and 2023, the finance income earned from John Deere on revolving charge accounts containing waiver of finance charges or reduced rates was $31.4, $42.7, and $18.5, respectively. Revolving charge accounts receivable at November 2, 2025 and October 27, 2024 totaled $4,677.0 and $4,538.8, and were net of unearned interest income of $68.7 and $72.6 for the same periods, respectively. Generally, account holders may pay their account balance in full at any time or make payments over a number of months according to a payment schedule.

Wholesale Receivables

We also provide wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment, primarily to finance inventories of equipment for those dealers. Wholesale finance income related to these notes is generally recognized monthly based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Interest rates vary with a bank base rate, the type of equipment financed, and dealer financial profile. Substantially all wholesale receivables are secured with collateral or other credit enhancements. On average, the wholesale receivable portfolio turned four times during both 2025 and 2024. Wholesale receivables at November 2, 2025 and October 27, 2024 totaled $12,655.9 and $14,114.1, respectively.

We purchase certain wholesale trade receivables from John Deere, which are included within “Wholesale receivables.” These trade receivables arise from John Deere’s sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer until payment is received by us. Dealers cannot cancel purchases after John Deere recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. We receive compensation from John Deere at approximate market interest rates for these interest-free periods. We compute the compensation from John Deere for interest-free periods based on our estimated funding costs, administrative and operating expenses, credit losses, and required return on equity. During 2025, 2024, and 2023, the compensation earned from John Deere on wholesale receivables for waiver of finance charges or reduced rates was $382.5, $552.5, and $542.6, respectively. The decrease in 2025 was primarily due to lower average portfolio and lower average compensation rates due to decreased funding costs.

Financing Leases

We lease agriculture and turf equipment and construction and forestry equipment directly to retail customers. Leases classified as sales-type or direct financing leases are reported in “Financing leases” on the consolidated balance sheets. See Note 6 for detailed disclosures related to financing leases.

Concentration of Credit Risk

Receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. On a geographic basis, 87% of our Receivable portfolio was located in the U.S., at November 2, 2025. There is not a disproportionate concentration of credit risk with any single customer or dealer.

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

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables were as follows:

	2025	2024	2023
Accrued finance income and lease revenue reversed	$63.3	$43.1	$17.1
Finance income and lease revenue recognized on cash payments	57.0	37.1	18.4

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$10,793.0	$7,561.2	$4,784.4	$2,755.4	$1,228.4	$260.0	$4,489.1	$31,871.5
30-59 days past due	33.0	65.9	53.1	34.8	14.5	5.9	33.9	241.1
60-89 days past due	11.7	30.7	22.4	11.2	6.9	2.2	9.0	94.1
90+ days past due	.5	1.8	.4	.8	2.2	.5		6.2
Non-performing	38.8	97.2	89.0	51.6	28.1	15.6	13.5	333.8
Construction and forestry
Current	2,774.6	1,726.0	888.1	392.5	108.6	9.1	124.1	6,023.0
30-59 days past due	38.8	42.0	27.4	11.6	3.6	1.3	4.6	129.3
60-89 days past due	19.2	13.3	11.7	6.3	1.5	.7	1.7	54.4
90+ days past due	.2	.8			.3			1.3
Non-performing	27.5	80.6	70.6	34.1	17.5	7.0	1.1	238.4
Total	$13,737.3	$9,619.5	$5,947.1	$3,298.3	$1,411.6	$302.3	$4,677.0	$38,993.1

Write-offs for 2025:
Agriculture and turf	$5.0	$29.3	$33.0	$19.1	$6.7	$6.2	$99.9	$199.2
Construction and forestry	7.2	32.4	26.2	10.3	2.7	1.6	7.3	87.7
Total	$12.2	$61.7	$59.2	$29.4	$9.4	$7.8	$107.2	$286.9

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$12,957.7	$7,528.9	$4,715.5	$2,633.1	$915.6	$232.8	$4,351.5	$33,335.1
30-59 days past due	39.5	93.3	49.2	25.2	10.6	3.6	39.2	260.6
60-89 days past due	18.4	43.7	16.7	8.8	7.0	1.9	12.3	108.8
90+ days past due	.4	.9	.3	2.2	.2			4.0
Non-performing	22.2	84.9	69.9	40.4	18.4	11.7	13.9	261.4
Construction and forestry
Current	2,636.0	1,564.0	893.1	380.1	83.2	41.9	114.2	5,712.5
30-59 days past due	49.4	41.3	23.2	9.8	2.5	1.5	4.0	131.7
60-89 days past due	20.0	23.5	8.2	5.8	1.5	.3	1.8	61.1
90+ days past due	.4	.5	.1	.2	.2			1.4
Non-performing	38.2	89.4	64.5	30.6	8.5	3.8	1.9	236.9
Total	$15,782.2	$9,470.4	$5,840.7	$3,136.2	$1,047.7	$297.5	$4,538.8	$40,113.5

Write-offs for 2024:
Agriculture and turf	$4.0	$29.2	$23.5	$10.3	$9.9	$3.1	$86.0	$166.0
Construction and forestry	8.2	33.4	23.4	10.3	4.7	2.5	7.8	90.3
Total	$12.2	$62.6	$46.9	$20.6	$14.6	$5.6	$93.8	$256.3

The credit quality and aging analysis of wholesale receivables was as follows:

	November 2, 2025	October 27, 2024
Wholesale receivables:
Agriculture and turf
Current	$9,427.4	$10,439.1
30-59 days past due	5.2	4.5
60-89 days past due		4.2
90+ days past due	.6	10.2
Non-performing	9.1	35.3
Construction and forestry
Current	3,205.7	3,599.9
30-59 days past due	1.1	8.1
60-89 days past due	1.1	5.1
90+ days past due	5.7	7.7
Total	$12,655.9	$14,114.1

An analysis of the allowance for credit losses and investment in Receivables at November 2, 2025, October 27, 2024, and October 29, 2023 was as follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
2025
Allowance:
Beginning of year balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	198.4	65.7	(7.6)	256.5
Write-offs	(179.7)	(107.2)	(3.8)	(290.7)
Recoveries	13.7	41.3		55.0
Translation adjustments	.3		1.5	1.8
End of year balance	$225.1	$7.4	$17.6	$250.1

Receivables:
End of year balance	$34,316.1	$4,677.0	$12,655.9	$51,649.0

2024
Allowance:
Beginning of year balance	$114.9	$20.4	$11.1	$146.4
Provision for credit losses*	228.8	51.6	18.2	298.6
Write-offs	(162.5)	(93.8)		(256.3)
Recoveries	11.6	29.4	.2	41.2
Translation adjustments	(.4)		(2.0)	(2.4)
End of year balance	$192.4	$7.6	$27.5	$227.5

Receivables:
End of year balance	$35,574.7	$4,538.8	$14,114.1	$54,227.6

2023
Allowance:
Beginning of year balance	$95.4	$21.9	$11.1	$128.4
Provision (credit) for credit losses*	67.6	21.2	(.2)	88.6
Write-offs	(60.8)	(44.4)	(.2)	(105.4)
Recoveries	12.9	21.8	.6	35.3
Translation adjustments	(.2)	(.1)	(.2)	(.5)
End of year balance	$114.9	$20.4	$11.1	$146.4

Receivables:
End of year balance	$33,419.7	$4,594.4	$13,330.1	$51,344.2

* Excludes provision (credit) for credit losses on unfunded commitments of $.3, $2.3, and $(.1) for the years ended November 2, 2025, October 27, 2024, and October 29, 2023, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses increased in 2025 compared to 2024, primarily due to higher expected losses on agricultural and turf customer accounts as a result of elevated delinquencies and a decline in market conditions. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural market business cycle, global trade policies, and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

During 2025, 2024, and 2023, $38.4, $54.0, and $17.0, respectively, was recorded in “Other income” related to recoveries from freestanding credit enhancements. The 2024 amount reflected expected recoveries on bank guarantee contracts related to an overseas dealer experiencing financial difficulties. During 2025, our estimate of expected credit losses for this dealer improved, resulting in both a decrease in the wholesale specific allowance and related bank guarantee accrual. Excluding this item, recoveries from other freestanding credit enhancements, primarily dealer deposits, increased in 2025 compared to 2024 due to market conditions. At November 2, 2025 and October 27, 2024, we had $115.2 and $119.3, respectively, of deposits withheld from John Deere dealers and merchants available as credit enhancements for retail notes and financing leases.

Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we evaluate the ability of the customer to meet the modified payment terms. Finance charges continue to accrue during the deferral or extension period except for modifications related to bankruptcy proceedings. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified in 2025 and 2024 were as follows:

	2025	2024
Current	$148.9	$68.0
30-59 days past due	6.3	1.3
60-89 days past due	2.6	1.4
90+ days past due		.1
Non-performing	12.5	12.7
Total	$170.3	$83.5
Percent of Receivable portfolio	0.33%	0.15%

Modifications offered include payment deferrals, term extensions or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	2025	2024
Payment deferral	7	8
Term extension	10	10
Combination modification
Payment deferral	5	2
Term extension	10	8

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during 2025 and 2024. In addition, at November 2, 2025, commitments to provide additional financing to these customers were $22.5.

Troubled Debt Restructuring

Prior to adopting ASU 2022-02, modifications of loans to borrowers experiencing financial difficulty were considered troubled debt restructurings when the modification resulted in a concession we would not otherwise consider.

The following table includes Receivable contracts identified as troubled debt restructurings, which were primarily retail notes:

2023
Number of receivable contracts	149
Pre-modification balance	$7.2
Post-modification balance	6.7

In 2023, we had no significant troubled debt restructurings that subsequently defaulted and were written off.

Write-offs

Write-offs and recoveries of Receivables, and as a percentage of average balances held, by product, during the year, were as follows:

	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes & financing leases:
Agriculture and turf	$(99.3)	(.35)%	$(80.0)	(.28)%	$(31.7)	(.12)%
Construction and forestry	(80.4)	(1.29)	(82.5)	(1.44)	(29.1)	(.55)
Total retail notes & financing leases	(179.7)	(.52)	(162.5)	(.48)	(60.8)	(.20)
Revolving charge accounts	(107.2)	(2.55)	(93.8)	(2.40)	(44.4)	(1.17)
Wholesale receivables	(3.8)	(.03)			(.2)
Total write-offs	(290.7)	(.55)	(256.3)	(.48)	(105.4)	(.23)
Recoveries:
Retail notes & financing leases:
Agriculture and turf	8.5	.03	8.4	.03	8.8	.03
Construction and forestry	5.2	.08	3.2	.06	4.1	.08
Total retail notes & financing leases	13.7	.04	11.6	.03	12.9	.04
Revolving charge accounts	41.3	.99	29.4	.75	21.8	.58
Wholesale receivables			.2		.6	.01
Total recoveries	55.0	.10	41.2	.08	35.3	.08
Total net write-offs	$(235.7)	(.45)%	$(215.1)	(.40)%	$(70.1)	(.15)%

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

We offer securitization programs to institutional investors and other financial institutions through public issuances or privately through a revolving credit agreement. At November 2, 2025, the revolving agreement had a financing limit of up to $2,500.0 of secured financings at any time. At November 2, 2025, $1,562.8 of securitization borrowings were outstanding under the revolving agreement. In November 2025, the agreement was renewed for one year with a capacity of $2,500.0.

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

The components of the securitization programs at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Retail notes securitized	$6,870.8	$8,768.4
Allowance for credit losses	(41.0)	(47.0)
Other assets*	173.5	186.5
Total restricted securitized assets	$7,003.3	$8,907.9

Securitization borrowings	$6,595.4	$8,429.3
Accrued interest on borrowings	15.1	13.9
Total liabilities related to restricted securitized assets	$6,610.5	$8,443.2

* Primarily restricted cash of $161.8 and $164.8 at November 2, 2025 and October 27, 2024, respectively.

The weighted average interest rates on securitization borrowings at November 2, 2025 and October 27, 2024 were 4.8% and 5.0%, respectively.

Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings at November 2, 2025 based on the expected liquidation of the retail notes is as follows: 2026 - $3,426.7, 2027 - $1,942.2, 2028 - $1,005.5, 2029 - $197.8, 2030 - $28.9, and later years - $2.7. At November 2, 2025, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

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

Lease revenues earned by us were as follows:

	2025	2024	2023
Sales-type and direct financing lease revenues	$117.2	$113.9	$90.7
Operating lease revenues	1,044.9	968.6	894.2
Variable lease revenues	18.3	16.3	14.2
Total lease revenues	$1,180.4	$1,098.8	$999.1

Variable lease revenues reported above include excess use and damage fees of $3.3, $2.2, and $1.8 for 2025, 2024, and 2023, respectively, which were reported in “Other income.”

Deposits withheld from John Deere dealers and related credit losses on leases are handled in a manner similar to the procedures for retail notes. As with retail notes, there are generally no deposits withheld from dealers on leases related to construction and forestry equipment. In addition, a lease payment discount program, allowing reduced payments over the term of the lease, is administered in a manner similar to finance waivers on retail notes (see Note 3). During 2025, 2024, and 2023, the finance income earned from John Deere on sales-type and direct financing leases containing waiver of finance charges or reduced rates was $12.4, $11.2, and $6.9, respectively. The operating lease revenue earned from John Deere during 2025, 2024, and 2023 was $20.5, $21.9, and $24.5, respectively.

Financing Leases

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, we record the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by market at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Agriculture and turf	$753.5	$656.0
Construction and forestry	227.4	209.9
Total	980.9	865.9
Guaranteed residual values	843.9	895.6
Unguaranteed residual values	16.5	26.9
Unearned finance income	(182.5)	(151.5)
Financing leases receivable	$1,658.8	$1,636.9

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at November 2, 2025 were as follows:

Due in:
2026	$982.5
2027	336.9
2028	239.3
2029	137.4
2030	94.0
Later years	34.7
Total	$1,824.8

Operating Leases

The cost of equipment on operating leases by market and residual values at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Agriculture and turf	$6,046.7	$5,765.0
Construction and forestry	908.5	963.7
Total	6,955.2	6,728.7
Accumulated depreciation	(1,415.7)	(1,301.0)
Equipment on operating leases - net	$5,539.5	$5,427.7
Operating lease residual values	$3,899.1	$3,786.2
First-loss residual value guarantees	756.9	698.7

Lease payments from equipment on operating leases are recorded as income on a straight-line method over the lease term. Lease agreements include usage limits and specifications on machine condition, which allows us to assess lessees for excess use or damages to the underlying equipment. John Deere dealers generally provide a first-loss residual value guarantee on operating lease originations.

Lease payments for equipment on operating leases at November 2, 2025 were scheduled as follows:

Due in:
2026	$871.7
2027	626.7
2028	360.2
2029	159.7
2030	37.1
Later years	5.8
Total	$2,061.2

Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the term of the leases. We estimate the residual values for operating leases at lease inception based on several factors, including:

●	lease term
●	expected hours of usage
●	historical wholesale sale prices
●	return experience
●	intended equipment use
●	market dynamics and trends
●	third-party residual guarantees

We review residual value estimates during the lease term, and depreciation is adjusted prospectively on a straight-line basis over the remaining lease term if residual value estimates are revised. We evaluate operating lease assets for potential impairment when triggering events occur, and the assets are written down to their fair value if there is an impairment. There were no impairment losses on operating leases recorded during any periods presented.

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at November 2, 2025 and October 27, 2024 were $20.2 and $26.6, respectively. Matured operating lease inventory is reported in “Other assets.”

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing finance income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $73.8 and $62.7 at November 2, 2025 and October 27, 2024, respectively.

NOTE 7. NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE AND RELATED PARTIES

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

Balances due from BJD at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Notes receivable from related parties	$392.0
Notes receivable from John Deere		$576.3

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere and other related parties is recorded in “Other income” and was $37.0, $44.8, and $37.6 in 2025, 2024, and 2023, respectively.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere at November 2, 2025 and October 27, 2024 as follows:

	2025	2024
Notes payable to John Deere	$4,452.6	$2,681.5
Weighted average interest rate	3.8%	4.4%

The intercompany borrowings are short-term in nature or contain a due on demand call option. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $90.2, $163.7, and $199.9 in 2025, 2024, and 2023, respectively, which is recorded in “Fees and interest paid to John Deere.” The decrease in 2025 was primarily attributable to lower average intercompany borrowings and lower average borrowing rates.

NOTE 8. SHORT-TERM EXTERNAL BORROWINGS

Our short-term external borrowings at November 2, 2025 and October 27, 2024 consisted of the following:

	2025	2024
Commercial paper and other notes payable	$1,380.9	$1,679.9
Securitization borrowings	6,595.4	8,429.3
Current maturities of long-term external borrowings *	8,270.5	7,628.9
Total	$16,246.8	$17,738.1

* Includes unamortized fair value adjustments related to derivatives.

The weighted average interest rates at November 2, 2025 and October 27, 2024, were:

	2025	2024
Commercial paper and other notes payable	4.7%	5.3%
Securitization borrowings	4.8%	5.0%

Lines of credit were $11,747.2 at November 2, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5,000.0, expiring in the second quarter of 2026
●	a credit facility agreement of $3,250.0, expiring in the second quarter of 2028
●	a credit facility agreement of $3,250.0, expiring in the second quarter of 2030

Some of these credit lines are available to both us and Deere & Company. At November 2, 2025, $7,268.0 of these lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

The credit agreements governing these lines of credit require us to maintain a consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for any four consecutive fiscal quarterly periods and a ratio of senior debt, excluding securitization indebtedness to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements. The agreements are mutually extendable, and the annual facility fees are not significant.

Deere & Company has an agreement with us pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51% of the voting shares of capital stock of Capital Corporation and to maintain our consolidated tangible net worth at not less than $50.0. This agreement also obligates Deere & Company to make payments to us such that our consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly periods. Deere & Company’s obligations to make payments to us under the agreement are independent of whether we are in default on our indebtedness, obligations, or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of our indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guarantee of any specific indebtedness, obligation, or liability of ours and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At November 2, 2025, Deere & Company indirectly owned 100% of the voting shares of Capital Corporation’s capital stock and our consolidated tangible net worth was $5,929.8.

NOTE 9. LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings at November 2, 2025 and October 27, 2024 consisted of the following:

	2025	2024
Medium-term notes	$31,394.0	$33,835.8
Finance lease obligations	.2	.1
Debt issuance costs and debt discounts	(92.3)	(110.5)
Total	$31,301.9	$33,725.4

Medium-term notes due through 2034 are offered by prospectus and issued at fixed and variable rates. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to derivatives.

The principal balances and weighted average interest rates on medium-term notes were as follows:

	2025	2024
Medium-term notes:
Principal	$31,595.1	$34,398.2
Weighted average interest rates*	4.9%	5.2%

* Includes impact of derivatives

The principal amounts of medium-term notes maturing in each of the next five years are as follows: 2026 - $8,303.0, 2027 - $7,899.5, 2028 - $7,379.3, 2029 - $5,038.9, and 2030 - $3,146.7.

NOTE 10. CAPITAL STOCK

All of Capital Corporation’s common stock is owned by JDFS, a wholly-owned subsidiary of Deere & Company. No shares of common stock of Capital Corporation were reserved for officers or employees or for options, warrants, conversions, or other rights at November 2, 2025 or October 27, 2024. At November 2, 2025 and October 27, 2024, Capital Corporation had authorized, but not issued, 10,000 shares of $1.00 par value preferred stock.

NOTE 11. CAPITAL INVESTMENTS AND DIVIDENDS

The following capital investments were received from JDFS and cash dividends were declared and paid to JDFS during 2025, 2024, and 2023:

	2025	2024	2023
Capital investments			$810.0
Dividends	$1,055.0	$215.0	165.0

In each case, JDFS either received a comparable capital investment or paid a comparable dividend to Deere & Company. The capital investments during 2023 were made to maintain targeted average leverage ratios and were driven by growth in total Receivables and corresponding borrowings.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

We are a participating employer in certain Deere & Company sponsored defined benefit pension plans for employees in the U.S. and certain defined benefit pension plans outside the U.S. These pension plans provide for benefits that are based primarily on years of service and employee compensation. Pension expense or benefit is actuarially determined based on our employees included in the plan. Our pension benefit was $9.3 in 2025, $8.0 in 2024, and $4.8 in 2023. The accumulated benefit obligation and plan net assets for our employees are not determined separately from Deere & Company.

We provide defined benefit health care and life insurance plans for certain retired employees in the U.S. as a participating employer in Deere & Company’s sponsored plans. Health care and life insurance benefits expense is actuarially determined based on our employees included in the plans and amounted to $3.4 in 2025, $2.3 in 2024, and $6.2 in 2023.

We are a participating employer in certain Deere & Company sponsored defined contribution plans related to employee investment and savings plans primarily in the U.S. Our contributions and costs under these plans were $14.9 in 2025, $16.0 in 2024, and $14.4 in 2023.

Further disclosure for the plans described above is included in the notes to the Deere & Company Annual Report on Form 10-K for the year ended November 2, 2025 (Deere & Company 2025 Form 10-K).

NOTE 13. SHARE-BASED COMPENSATION

Some of our employees participate in Deere & Company share-based compensation plans. During 2025, 2024, and 2023, the total share-based compensation expense and income tax benefit recognized was as follows:

	2025	2024	2023
Share-based compensation expense	$11.8	$13.6	$8.6
Income tax benefit	2.8	3.2	2.0

Further disclosure for these plans is included in the notes to the Deere & Company 2025 Form 10-K.

NOTE 14. INCOME TAXES

We are subject to income taxes in a number of jurisdictions. We determine our income tax provision using the asset and liability method. The provision for income taxes by taxing jurisdiction and by significant component consisted of the following:

	2025	2024	2023
Current:
U.S.:
Federal	$54.2	$234.4	$(98.6)
State	13.0	24.8	(33.7)
Foreign	47.8	50.8	41.0
Total current	115.0	310.0	(91.3)

Deferred:
U.S.:
Federal	91.8	(138.0)	230.6
State	(1.1)	(16.5)	29.1
Foreign	(3.8)	(4.7)	(2.5)
Total deferred	86.9	(159.2)	257.2
Provision for income taxes	$201.9	$150.8	$165.9

Based upon the location of our operations, the consolidated income before income taxes in the U.S. in 2025, 2024, and 2023 was $803.2, $643.2, and $675.9, respectively, and in foreign countries was $97.3, $84.2, and $57.9, respectively.

Our taxable income is included in the consolidated U.S. income tax return and various state returns of Deere & Company. Under tax sharing arrangements with Deere & Company, our provision for income taxes is generally recorded as if Capital Corporation and each of our subsidiaries filed separate income tax returns, with a modification for realizability of certain tax benefits. In 2025, we recorded a tax benefit under the tax sharing agreement that was $21.1 higher than an unmodified, separate return basis. The additional tax benefit is related to foreign tax credits which could not be utilized now or in the future on a separate return basis. The difference between the provision for income taxes recorded by us and the provision for income taxes calculated on an unmodified, separate return basis was not significant in 2024 or 2023.

The amounts due from (payable to) Deere & Company under the tax sharing arrangements at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Tax sharing receivables	$.2
Tax sharing payables	(47.1)	$(42.4)

The tax sharing receivables are included in “Other receivables” and the payables are included in “Accounts payable and accrued expenses.”

A comparison of the statutory and effective income tax provision and reasons for related differences follows:

	2025	2024	2023
U.S. federal income tax provision at a statutory rate (21%)	$189.1	$152.8	$154.1
Increase (decrease) resulting from:
Rate differential on foreign subsidiaries	5.7	3.5	1.4
State and local taxes, net of federal effect	9.8	3.4	.4
Other - net	(2.7)	(8.9)	10.0
Provision for income taxes	$201.9	$150.8	$165.9

At November 2, 2025, undistributed profits of subsidiaries outside the U.S. of approximately $164.5 are considered indefinitely reinvested. Determination of the amount of foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of deferred income tax assets and liabilities at November 2, 2025 and October 27, 2024 was as follows:

	2025		2024
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Lease transactions	$.3	$532.5	$.2	$437.1
Accrual for retirement and other benefits		4.1	1.0
Accrual for other employee benefits	12.5		19.7
Allowance for credit losses	83.7		71.1
Net unrealized gain/loss on derivatives/investments	6.7		6.5
Tax loss and tax credit carryforwards	14.9		14.8
Federal taxes on deferred state tax deductions	11.6		8.4
Miscellaneous accruals and other	66.4	7.1	76.5	12.2
Less valuation allowances			(4.6)
Total	$196.1	$543.7	$193.6	$449.3

At November 2, 2025, tax loss and tax credit carryforwards of $14.9 were available, with $13.1 expiring from 2026 through 2045 and $1.8 with an indefinite carryforward period.

A reconciliation of unrecognized tax benefits at November 2, 2025, October 27, 2024, and October 29, 2023 was as follows:

	2025	2024	2023
Beginning of year balance	$59.8	$44.4	$36.5
Increases to tax positions taken during the current year	18.1	19.2	15.0
Increases to tax positions taken during prior years	3.5	4.4	3.2
Decreases to tax positions taken during prior years	(22.2)	(7.7)	(6.9)
Decreases due to lapse of statute of limitations			(2.6)
Settlements		(.5)	(.8)
End of year balance	$59.2	$59.8	$44.4

The amount of unrecognized tax benefits at November 2, 2025 and October 27, 2024 that would impact the effective tax rate if the tax benefits were recognized was $24.5 and $31.9, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. We expect that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

Our policy is to recognize interest related to income taxes in “Interest expense” and “Other income,” and recognize penalties in “Administrative and operating expenses.” The amount of interest and penalties recognized was not significant for any of the periods presented. At November 2, 2025 and October 27, 2024, the liability for accrued interest and penalties totaled $12.7 and $11.7, respectively.

NOTE 15. OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

The major components of other income and administrative and operating expenses were as follows:

	2025	2024	2023
Other income
Fees and interest from John Deere	$30.1	$59.8	$47.0
External interest income	108.9	85.9	63.1
Operating lease disposition gains - net	7.5	17.3	31.0
Freestanding credit enhancement recoveries	38.4	54.0	17.0
Other	20.0	16.9	18.2
Total	$204.9	$233.9	$176.3

Administrative and operating expenses
Compensation and benefits	$237.7	$277.2	$273.8
Computer processing and software	54.1	62.8	58.3
Property taxes on leased assets	22.5	23.0	23.3
Foreign currency exchange losses - net	11.8	8.8	20.4
Dealer financing incentives	83.2	101.6	129.9
Other	48.7	48.3	63.7
Total	$458.0	$521.7	$569.4

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statements of consolidated cash flows, all cash flows related to short-term borrowings with original maturities of three months or less, in addition to securitization borrowings, are reported on a net basis. During 2025, we issued $2,618.4 and retired $4,457.4 of retail note securitization borrowings.

Supplemental cash flow information was as follows:

	2025	2024	2023
Cash paid for interest	$2,473.5	$2,568.1	$1,726.6
Cash paid (received) for income taxes	112.7	261.5	(43.2)

NOTE 17. COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc., a John Deere finance subsidiary in Canada. At November 2, 2025, the following notional amounts were guaranteed by us:

●	Medium-term notes: $3,074.5
●	Commercial paper: $3,024.3
●	Derivatives: $5,872.0, with a fair value liability of $71.3
●	Uncommitted revolving demand credit facility: $357.5, with no borrowings outstanding

The weighted average interest rate on the medium-term notes at November 2, 2025 was 3.9% with a maximum remaining maturity of four years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at November 2, 2025 were as follows:

●	John Deere dealers: $12,900.9
●	Customers: $33,205.6, primarily related to revolving charge accounts

We had a reserve for credit losses of $4.7 on unfunded commitments that are not unconditionally cancellable at November 2, 2025, which is recorded in “Accounts payable and accrued expenses.”

At November 2, 2025, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was $71.7 as of November 2, 2025, and was primarily cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

NOTE 18. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) at November 2, 2025, October 27, 2024, and October 29, 2023 were as follows:

	2025	2024	2023
Cumulative translation adjustment	$(73.7)	$(114.0)	$(136.8)
Unrealized gain (loss) on derivatives	(16.3)	(31.3)	34.8
Unrealized loss on debt securities	(.5)	(.9)	(2.4)
Accumulated other comprehensive loss	$(90.5)	$(146.2)	$(104.4)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss):

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2025
Cumulative translation adjustment	$40.3		$40.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	.6	$(.1)	.5
Reclassification of realized (gain) loss to interest expense	18.2	(3.7)	14.5
Net unrealized gain (loss) on derivatives	18.8	(3.8)	15.0
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.7	(.3)	.4
Total other comprehensive income (loss)	$59.8	$(4.1)	$55.7

2024
Cumulative translation adjustment	$22.8		$22.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(9.7)	$2.0	(7.7)
Reclassification of realized (gain) loss to interest expense	(74.0)	15.6	(58.4)
Net unrealized gain (loss) on derivatives	(83.7)	17.6	(66.1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	2.4	(.9)	1.5
Total other comprehensive income (loss)	$(58.5)	$16.7	$(41.8)

2023
Cumulative translation adjustment	$32.2		$32.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	25.4	$(5.3)	20.1
Reclassification of realized (gain) loss to interest expense	(65.9)	13.8	(52.1)
Net unrealized gain (loss) on derivatives	(40.5)	8.5	(32.0)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.1		.1
Total other comprehensive income (loss)	$(8.2)	$8.5	$.3

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

The fair values of financial instruments that do not approximate the carrying values at November 2, 2025 and October 27, 2024 were as follows:

	2025		2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Receivables financed – net	$44,569.1	$44,730.6	$45,278.7	$45,291.5
Retail notes securitized – net	6,829.8	6,853.5	8,721.4	8,651.8
Notes receivable from related parties	392.0	400.6
Securitization borrowings	6,595.4	6,629.9	8,429.3	8,451.1
Current maturities of long-term external borrowings	8,270.5	8,292.3	7,628.9	7,600.4
Long-term external borrowings	31,301.9	31,712.5	33,725.4	33,904.9

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

Assets and liabilities measured at fair value on a recurring basis at November 2, 2025 and October 27, 2024 were as follows:

	2025	2024
Marketable securities
International debt securities	$6.8	$3.8
Receivables from John Deere
Derivatives	264.4	192.3
Other assets
Derivatives	5.0	27.7
Total assets	$276.2	$223.8

Other payables to John Deere
Derivatives	$279.1	$489.2
Accounts payable and accrued expenses
Derivatives	5.5	.8
Total liabilities	$284.6	$490.0

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at a cost that approximates fair value. The cash equivalents consist of time deposits and money market funds.

The international debt securities mature over the next five years. At November 2, 2025, the amortized cost basis and fair value of these available-for-sale debt securities were $7.3 and $6.8, respectively.

There were no significant assets or liabilities measured at fair value on a nonrecurring basis during each of the periods ended November 2, 2025, October 27, 2024, and October 29, 2023.

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

The fair values of our derivative instruments and the associated notional amounts were as follows:

	November 2, 2025			October 27, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$2,675.0		$20.9	$2,875.0	$2.9	$20.0

Fair value hedges:
Interest rate contracts - swaps	10,929.0	$150.5	219.1	15,033.9	107.8	445.2
Cross-currency interest rate contracts	1,558.0	91.4	10.6	974.5	30.4

Not designated as hedging instruments:
Interest rate contracts - swaps	7,073.2	17.6	20.2	5,907.0	25.9	15.0
Foreign currency exchange contracts	1,554.1	5.0	5.5	1,707.8	27.7	.8
Cross-currency interest rate contracts	131.9	2.3	5.7	157.8	16.5	.2
Interest rate caps - sold	1,650.8		2.6	1,469.1		8.8
Interest rate caps - purchased	1,650.8	2.6		1,469.1	8.8

The amounts recorded in the consolidated balance sheets at November 2, 2025 and October 27, 2024 related to borrowings and fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged items.

		Cumulative
	Carrying	Fair Value
	Amount of	Hedging
2025	Hedged Items	Amounts
Current maturities of long-term external borrowings	$2,891.2	$(29.2)
Long-term external borrowings	24,089.0	(201.1)

2024
Current maturities of long-term external borrowings	$1,781.8	$7.3
Long-term external borrowings	24,222.6	(562.4)

The above table includes carrying amounts of current maturities of long-term external borrowings of $2,544.2 and $1,781.8 and long-term external borrowings of $11,963.1 and $8,625.8 at November 2, 2025 and October 27, 2024, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of current maturities of long-term external borrowings of $(29.5) and $7.3 and long-term external borrowings of $(184.7) and $(227.3) at November 2, 2025 and October 27, 2024, respectively. At October 27, 2024, long-term external borrowings with a carrying amount of $597.9 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	2025	2024	2023
Fair value hedges:
Interest rate contracts - Interest expense *	$99.9	$212.4	$(518.7)

Cash flow hedges:
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$.6	$(9.7)	$25.4
Reclassified from OCI:
Interest rate contracts - Interest expense	(18.2)	74.0	65.9

Not designated as hedges:
Interest rate contracts - Interest expense *	$(12.0)	$(7.1)	$27.3
Foreign currency exchange contracts – Administrative and operating expenses *	59.7	(102.9)	19.1
Total not designated	$47.7	$(110.0)	$46.4

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliate party transactions were gains (losses) of $58.7, $297.0, and $(437.1) during 2025, 2024, and 2023, respectively.

The amount of loss recorded in OCI related to cash flow hedges at November 2, 2025 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $6.6 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

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

We have ISDA agreements with John Deere that permit the net settlement of amounts owed between counterparties in the event of early termination. In addition, we have a loss sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of November 2, 2025 and October 27, 2024.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid at November 2, 2025 and October 27, 2024 were as follows:

2025
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$5.0	$(1.6)		$3.4
John Deere	264.4	(237.3)		27.1
Liabilities
External	5.5	(1.6)		3.9
John Deere	279.1	(237.3)		41.8

2024
Derivatives:	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Assets
External	$27.7	$(.1)		$27.6
John Deere	192.3	(151.2)		41.1
Liabilities
External	.8	(.1)		.7
John Deere	489.2	(151.2)		338.0

NOTE 21. SEGMENT AND GEOGRAPHIC AREA INFORMATION

We operate as a single reportable segment entity focused on providing financial solutions to John Deere customers and dealers through our offering of retail notes, leases, revolving charge accounts, and wholesale financing. Our chief operating decision maker is the Chief Executive Officer (CEO) of Capital Corporation. The CEO assesses our performance and allocates resources based on our consolidated net income and total assets, as presented on the Statements of Consolidated Income and Consolidated Balance Sheets.

Geographic area information for revenues and Receivables attributed to the U.S. and countries outside the U.S as of and for the years ended November 2, 2025, October 27, 2024, and October 29, 2023 is presented below. No individual foreign country’s revenues or Receivables were material for disclosure purposes.

	2025	2024	2023
Revenues:
U.S.	$4,417.3	$4,348.5	$3,456.5
Outside the U.S.	517.8	591.7	519.0
Total	$4,935.1	$4,940.2	$3,975.5

Receivables:
U.S.	$44,743.9	$47,358.9	$44,260.0
Outside the U.S.	6,905.1	6,868.7	7,084.2
Total	$51,649.0	$54,227.6	$51,344.2

NOTE 22. EMPLOYEE-SEPARATION PROGRAMS

In the third quarter of 2024, John Deere and we implemented employee-separation programs for our salaried workforce in several geographic areas, including the United States, Europe, and Latin America. The programs’ main purpose was to help meet John Deere’s and our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs were largely involuntary in nature with the expense recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. In 2024, we recorded pretax expenses of $9.0 related to the program. The expenses were recorded in “Administrative and operating expenses.”

NOTE 23. SUBSEQUENT EVENT

On December 1, 2025, Capital Corporation declared a $350 dividend paid to JDFS on December 10, 2025. JDFS, in turn, declared a $350 dividend to Deere & Company, also paid on December 10, 2025.

Index to Exhibits

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation are John Deere Capital Corporation or as otherwise noted
3.1	Certificate of Incorporation, as amended*	Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999
3.2	Bylaws, as amended*	Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999
4.1	Senior Indenture, dated March 15, 1997, between the registrant and The Bank of New York Mellon (successor Trustee to The Chase Manhattan Bank National Association), as Trustee *	Exhibit 4.1 to registration statement on Form S-3 No. 333-68355, filed December 4, 1998
4.2	First Supplemental Senior Indenture, dated April 21, 2011, between the registrant and The Bank of New York Mellon, as Trustee *	Exhibit 4.2 to registration statement on Form S-3 No. 333-173672, filed April 21, 2011
4.3	Second Supplemental Senior Indenture, dated April 17, 2014, between the registrant and The Bank of New York Mellon, as Trustee *	Exhibit 4.3 to registration statement on Form S-3 No. 333-195332, filed April 17, 2014
4.4	Third Supplemental Senior Indenture, dated April 7, 2017, between the registrant and The Bank of New York Mellon, as Trustee *	Exhibit 4.4 to registration statement on Form S-3 No. 333-217193, filed April 7, 2017
4.5	Subordinated Indenture, dated September 1, 2003, between the registrant and U.S. Bank National Association, as Trustee*	Exhibit 4.3 to registration statement on Form S-3 No. 333-108705, filed September 11, 2003
4.6

Terms and Conditions of the Euro Medium Term Notes, published June 11, 2025, applicable to the U.S. $9,000,000,000 Euro Medium Term Note Programme of the registrant, Deere & Company, John Deere Bank S.A., and John Deere Cash Management*

Exhibit 4.4 to the Form 10-K of Deere & Company for the year ended November 2, 2025, Securities and Exchange Commission File Number 1-4121
4.7	Description of the registrant’s 2.00% Senior Notes due 2031*	Exhibit 4.8 to Form 10-K of the registrant for the year ended October 31, 2021

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets may not be filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the Commission upon request.

10.1	Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning agricultural retail notes*	Exhibit 10.1 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121
10.2	Agreement, as amended November 1, 1994, between the registrant and Deere & Company concerning lawn and grounds care retail notes*	Exhibit 10.2 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121
10.3	Agreement, as amended November 1, 1994, between the registrant and John Deere Construction Equipment Company concerning construction retail notes*	Exhibit 10.3 to Form 10-K of Deere & Company for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121
10.4	Agreement, dated July 14, 1997, between the registrant and John Deere Construction Equipment Company concerning construction retail notes*	Exhibit 10.4 to Form 10-K of Deere & Company for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121
10.5	Second Amended Agreement, dated March 27, 2023, between the registrant and Deere & Company relating to fixed charges ratio, ownership and minimum net worth of the registrant*	Exhibit 10.4 to Form 10-Q of the registrant for the quarter ended April 30, 2023
10.6	Asset Purchase Agreement, dated October 29, 2001, between Deere & Company and Deere Capital, Inc. concerning the sale of trade receivables*	Exhibit 10.19 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121
10.7

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between Deere & Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) *

Exhibit 10.1 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121
10.8	Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables*	Exhibit 10.20 to Form 10-K of Deere & Company for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation are John Deere Capital Corporation or as otherwise noted
10.9

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto)*

Exhibit 10.2 to Form 10-Q of Deere & Company for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121
10.10	Agreement, dated December 14, 2023, between the registrant, Deere & Company, Deere Credit, Inc., and Deere Capital, Inc., relating to providing international support payments between the parties*	Exhibit 10.11 to Form 10-K of the registrant for the year ended October 29, 2023
10.11

2028 Credit Agreement, dated March 24, 2025, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.2 to Form 10-Q of the registrant for the quarter ended April 27, 2025
10.12

2030 Credit Agreement, dated March 24, 2025, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.3 to Form 10-Q of the registrant for the quarter ended April 27, 2025
10.13

364-Day Credit Agreement, dated March 24, 2025, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended April 27, 2025
10.19	Guarantee, dated June 3, 2025, by the registrant, as Guarantor, for the benefit of Royal Bank of Canada*	Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended July 27, 2025
21	Omitted pursuant to instruction I(2)
23	Consent of Deloitte & Touche LLP	Filed herewith
24	Power of Attorney (included on signature page)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certifications	Furnished herewith
97.†	Incentive Compensation Recovery Policy effective October 2, 2023*	Exhibit 10.10 to Form 10-K of the registrant for the year ended October 29, 2023
99	Item 1A of the Deere & Company Form 10-K for the fiscal year ended November 2, 2025*	Form 10-K of Deere & Company for the year ended November 2, 2025

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE CAPITAL CORPORATION

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:December 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints John C. May, Joshua A. Jepsen, and Kellye L. Walker, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable John Deere Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ John C. May	Director, Chairman, and	)
John C. May	Chief Executive Officer	)
(Principal Executive Officer))
)
/s/ Joshua A. Jepsen	Director and Senior Vice President	)
Joshua A. Jepsen	(Principal Financial Officer and	)
Principal Accounting Officer))
)
)
/s/ Rajesh Kalathur	Director and President	)
Rajesh Kalathur		)
)
)
/s/ Ryan D. Campbell	Director	)	December 18, 2025
Ryan D. Campbell		)
)
)
/s/ John W. Grosso	Director	)
John W. Grosso		)
)
)
/s/ James A. Israel	Director	)
James A. Israel		)
)
)
/s/ Deanna M. Kovar	Director	)
Deanna M. Kovar		)
)
)

Signature	Title		Date

/s/ Steven N. Owenson	Director	)
Steven N. Owenson		)
)
)
/s/ Justin R. Rose	Director	)	December 18, 2025
Justin R. Rose		)
)
)
/s/ Andrew C. Traeger	Director	)
Andrew C. Traeger		)