Form 10-Q
period 2026-02-01
DEERE JOHN CAPITAL CORP
filed 2026-02-26
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2026

or

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

At February 26, 2026, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended
	February 1	January 26
	2026	2025
Revenues
Finance income earned on retail notes	$507.1	$507.4
Lease revenues	297.5	285.8
Revolving charge account income	113.4	116.4
Finance income earned on wholesale receivables	199.1	241.0
Other income	41.8	47.8
Total revenues	1,158.9	1,198.4
Expenses
Interest expense	548.4	637.3
Operating expenses:
Depreciation of equipment on operating leases	184.9	178.5
Administrative and operating expenses	99.9	108.9
Fees and interest paid to John Deere	49.3	22.0
Provision for credit losses	30.8	60.4
Total operating expenses	364.9	369.8
Total expenses	913.3	1,007.1
Income of Consolidated Group before Income Taxes	245.6	191.3
Provision for income taxes	48.2	32.9
Income of Consolidated Group	197.4	158.4
Equity in income of unconsolidated affiliate	1.6	.9
Net Income	199.0	159.3
Less: Net income attributable to noncontrolling interests	.2	.2
Net Income Attributable to the Company	$198.8	$159.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended
	February 1	January 26
	2026	2025

Net Income	$199.0	$159.3

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	44.7	(36.7)
Unrealized loss on derivatives	(.6)	(1.9)
Unrealized gain on debt securities	.2	.3
Other Comprehensive Income (Loss), Net of Income Taxes	44.3	(38.3)

Comprehensive Income	243.3	121.0
Less: Comprehensive income attributable to noncontrolling interests	.2	.2
Comprehensive Income Attributable to the Company	$243.1	$120.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	February 1	November 2	January 26
	2026	2025	2025
Assets
Cash and cash equivalents	$1,691.3	$1,619.3	$1,715.7
Marketable securities	5.7	6.8	3.8
Receivables:
Retail notes	25,518.4	25,786.5	24,742.2
Retail notes securitized	6,518.7	6,870.8	8,304.8
Revolving charge accounts	3,358.3	4,677.0	3,220.2
Wholesale receivables	12,353.4	12,655.9	12,783.2
Financing leases	1,492.5	1,658.8	1,376.0
Total receivables	49,241.3	51,649.0	50,426.4
Allowance for credit losses	(244.8)	(250.1)	(242.0)
Total receivables – net	48,996.5	51,398.9	50,184.4
Other receivables	191.2	159.8	172.7
Receivables from John Deere	276.4	264.4	70.1
Equipment on operating leases – net	5,406.4	5,539.5	5,293.7
Notes receivable from John Deere			590.3
Notes receivable from related parties	306.4	392.0
Investment in unconsolidated affiliate	60.5	56.8	48.0
Deferred income taxes	34.3	34.9	29.8
Other assets	544.6	518.2	433.8
Total Assets	$57,513.3	$59,990.6	$58,542.3

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$1,804.4	$1,380.9	$83.1
Securitization borrowings	6,282.9	6,595.4	8,012.6
Current maturities of long-term external borrowings	8,418.1	8,270.5	8,376.6
Total short-term external borrowings	16,505.4	16,246.8	16,472.3
Notes payable to John Deere	3,584.1	4,452.6	1,228.4
Other payables to John Deere	263.1	279.1	642.6
Accounts payable and accrued expenses	1,209.9	1,272.1	1,123.6
Deposits held from dealers and merchants	119.1	124.5	115.1
Deferred income taxes	371.1	382.5	510.7
Long-term external borrowings	29,636.2	31,301.9	32,236.4
Total liabilities	51,688.9	54,059.5	52,329.1
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	3,576.3	3,727.5	4,103.7
Accumulated other comprehensive loss	(46.2)	(90.5)	(184.5)
Total Company stockholder’s equity	5,822.9	5,929.8	6,212.0
Noncontrolling interests	1.5	1.3	1.2
Total stockholder’s equity	5,824.4	5,931.1	6,213.2
Total Liabilities and Stockholder’s Equity	$57,513.3	$59,990.6	$58,542.3

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Three Months Ended
	February 1	January 26
	2026	2025
Cash Flows from Operating Activities:
Net income	$199.0	$159.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30.8	60.4
Provision for depreciation and amortization	190.2	184.1
Provision (credit) for deferred income taxes	(10.1)	225.5
Change in accounts payable and accrued expenses	(93.2)	(79.8)
Change in accrued income taxes payable/receivable	(17.9)	(35.0)
Other	48.7	116.7
Net cash provided by operating activities	347.5	631.2

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(5,582.4)	(5,492.7)
Collections of receivables (excluding wholesale)	7,658.2	7,774.0
Decrease in wholesale receivables – net	426.7	1,201.6
Cost of equipment on operating leases acquired	(326.2)	(355.2)
Proceeds from sales of equipment on operating leases	272.4	296.2
Cost of notes receivable acquired from John Deere and other related parties	(17.6)	(18.4)
Collections of notes receivable from John Deere and other related parties	105.0	12.6
Other	.3	5.4
Net cash provided by investing activities	2,536.4	3,423.5

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net (original maturities of three months or less)	928.2	(1,589.7)
Decrease in securitization borrowings – net	(314.4)	(419.5)
Decrease in short-term borrowings with John Deere – net	(911.3)	(1,405.9)
Proceeds from external borrowings issued (original maturities greater than three months)	495.0	949.8
Payments of external borrowings (original maturities greater than three months)	(2,650.9)	(1,350.6)
Dividends paid	(350.0)	(135.0)
Debt issuance costs	(4.4)	(4.8)
Net cash used for financing activities	(2,807.8)	(3,955.7)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	11.6	(7.1)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	87.7	91.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,852.8	1,787.0
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,940.5	$1,878.9

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,691.3	$1,715.7
Restricted cash*	249.2	163.2
Total Cash, Cash Equivalents, and Restricted Cash	$1,940.5	$1,878.9

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5) and cash that is legally restricted as to withdrawal or usage.

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three Months Ended February 1, 2026 and January 26, 2025

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0
Net income	159.3		159.1		.2
Other comprehensive loss	(38.3)			(38.3)
Dividends declared	(135.0)		(135.0)
Balance January 26, 2025	$6,213.2	$2,292.8	$4,103.7	$(184.5)	$1.2

Balance November 2, 2025	$5,931.1	$2,292.8	$3,727.5	$(90.5)	$1.3
Net income	199.0		198.8		.2
Other comprehensive income	44.3			44.3
Dividends declared	(350.0)		(350.0)
Balance February 1, 2026	$5,824.4	$2,292.8	$3,576.3	$(46.2)	$1.5

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1) ORGANIZATION AND CONSOLIDATION

References to John Deere Capital Corporation (Capital Corporation), “the Company,” “we,” “us,” or “our” include our consolidated subsidiaries. John Deere Financial Services, Inc. (JDFS), a wholly-owned subsidiary of Deere & Company, owns all of the outstanding common stock of Capital Corporation. We provide and administer financing for retail purchases of new equipment manufactured by Deere & Company’s Production & Precision Agriculture operations, Small Agriculture & Turf operations, and Construction & Forestry operations and used equipment taken in trade for this equipment. References to “agriculture and turf” include both Production & Precision Agriculture and Small Agriculture & Turf. Deere & Company and its wholly-owned subsidiaries are collectively called “John Deere.”

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal years 2026 and 2025 were February 1, 2026 and January 26, 2025, respectively. Both periods contained 13 weeks. Fiscal year 2025 contained 53 weeks with an additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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

Accounting Pronouncements to be Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The ASU will be effective for us beginning with our annual reporting for fiscal year 2026. We are assessing the effect of this update on our related disclosures. The adoption will not have a material impact on our consolidated financial statements.

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

2025-12 — Codification Improvements
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

(3)OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Cumulative translation adjustment	$(29.0)	$(73.7)	$(150.7)
Unrealized loss on derivatives	(16.9)	(16.3)	(33.2)
Unrealized loss on debt securities	(.3)	(.5)	(.6)
Accumulated other comprehensive loss	$(46.2)	$(90.5)	$(184.5)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended February 1, 2026
Cumulative translation adjustment	$44.7		$44.7
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2.1)	$.4	(1.7)
Reclassification of realized (gain) loss to Interest expense	1.4	(.3)	1.1
Net unrealized gain (loss) on derivatives	(.7)	.1	(.6)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.4	(.2)	.2
Total other comprehensive income (loss)	$44.4	$(.1)	$44.3

Three Months Ended January 26, 2025
Cumulative translation adjustment	$(36.7)		$(36.7)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	6.8	$(1.4)	5.4
Reclassification of realized (gain) loss to Interest expense	(9.2)	1.9	(7.3)
Net unrealized gain (loss) on derivatives	(2.4)	.5	(1.9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.4	(.1)	.3
Total other comprehensive income (loss)	$(38.7)	$.4	$(38.3)

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.
●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables, were as follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Accrued finance income and lease revenue reversed	$13.1	$13.4
Finance income and lease revenue recognized on cash payments	14.5	11.2

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	February 1, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$1,997.8	$9,744.7	$6,802.1	$4,246.8	$2,354.3	$1,138.3	$3,122.5	$29,406.5
30-59 days past due	6.0	99.4	74.8	48.5	26.8	14.3	97.7	367.5
60-89 days past due	.3	38.0	33.2	21.2	12.0	5.6	10.8	121.1
90+ days past due		2.3	2.0	1.0	.6	2.1		8.0
Non-performing		48.5	130.2	93.0	58.9	43.8	11.6	386.0
Construction and forestry
Current	862.6	2,528.0	1,508.8	738.8	305.6	75.1	107.7	6,126.6
30-59 days past due	6.5	62.7	47.9	30.4	10.0	4.9	5.3	167.7
60-89 days past due	.1	21.6	23.4	10.8	4.0	2.0	1.5	63.4
90+ days past due			.4					.4
Non-performing	.4	42.9	78.3	65.5	30.0	22.4	1.2	240.7
Total	$2,873.7	$12,588.1	$8,701.1	$5,256.0	$2,802.2	$1,308.5	$3,358.3	$36,887.9

Write-offs for the three months ended February 1, 2026:
Agriculture and turf		$3.5	$6.6	$5.0	$2.7	$1.6	$8.5	$27.9
Construction and forestry		7.0	4.7	6.7	1.6	.7	1.5	22.2
Total		$10.5	$11.3	$11.7	$4.3	$2.3	$10.0	$50.1

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$10,793.0	$7,561.2	$4,784.4	$2,755.4	$1,228.4	$260.0	$4,489.1	$31,871.5
30-59 days past due	33.0	65.9	53.1	34.8	14.5	5.9	33.9	241.1
60-89 days past due	11.7	30.7	22.4	11.2	6.9	2.2	9.0	94.1
90+ days past due	.5	1.8	.4	.8	2.2	.5		6.2
Non-performing	38.8	97.2	89.0	51.6	28.1	15.6	13.5	333.8
Construction and forestry
Current	2,774.6	1,726.0	888.1	392.5	108.6	9.1	124.1	6,023.0
30-59 days past due	38.8	42.0	27.4	11.6	3.6	1.3	4.6	129.3
60-89 days past due	19.2	13.3	11.7	6.3	1.5	.7	1.7	54.4
90+ days past due	.2	.8			.3			1.3
Non-performing	27.5	80.6	70.6	34.1	17.5	7.0	1.1	238.4
Total	$13,737.3	$9,619.5	$5,947.1	$3,298.3	$1,411.6	$302.3	$4,677.0	$38,993.1

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$5.0	$29.3	$33.0	$19.1	$6.7	$6.2	$99.9	$199.2
Construction and forestry	7.2	32.4	26.2	10.3	2.7	1.6	7.3	87.7
Total	$12.2	$61.7	$59.2	$29.4	$9.4	$7.8	$107.2	$286.9

	January 26, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$2,152.3	$11,464.4	$6,777.2	$4,157.4	$2,226.8	$832.9	$2,948.5	$30,559.5
30-59 days past due	7.5	101.9	81.8	45.3	23.6	10.8	125.7	396.6
60-89 days past due	.3	38.4	33.0	17.2	9.3	4.6	23.3	126.1
90+ days past due		2.2	.8	.3	3.4	.4		7.1
Non-performing		42.1	112.8	74.5	40.0	30.2	14.1	313.7
Construction and forestry
Current	803.9	2,392.2	1,381.0	742.0	292.8	59.3	99.6	5,770.8
30-59 days past due	6.5	65.1	37.5	24.4	10.2	2.3	5.3	151.3
60-89 days past due		26.8	17.1	9.5	4.0	1.3	2.5	61.2
90+ days past due		.8	.1	.2		.2		1.3
Non-performing		61.4	93.7	53.5	32.3	13.5	1.2	255.6
Total	$2,970.5	$14,195.3	$8,535.0	$5,124.3	$2,642.4	$955.5	$3,220.2	$37,643.2

Write-offs for the three months ended January 26, 2025:
Agriculture and turf		$4.5	$8.4	$4.8	$1.6	$2.2	$10.0	$31.5
Construction and forestry		7.8	7.5	3.9	1.3	.4	2.5	23.4
Total		$12.3	$15.9	$8.7	$2.9	$2.6	$12.5	$54.9

The credit quality and aging analysis of wholesale receivables was as follows:

	February 1	November 2	January 26
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$9,328.5	$9,427.4	$9,791.4
30-59 days past due	7.5	5.2	6.4
60-89 days past due	2.8		7.9
90+ days past due	1.8	.6	9.3
Non-performing	5.3	9.1	29.0
Construction and forestry
Current	2,999.2	3,205.7	2,917.3
30-59 days past due	1.8	1.1	4.1
60-89 days past due	.7	1.1	4.1
90+ days past due	5.8	5.7	13.7
Total	$12,353.4	$12,655.9	$12,783.2

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

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended February 1, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$225.1	$7.4	$17.6	$250.1
Provision (credit) for credit losses*	34.3	(1.4)	(2.5)	30.4
Write-offs	(40.1)	(10.0)		(50.1)
Recoveries	2.7	10.7		13.4
Translation adjustments	.6		.4	1.0
End of period balance	$222.6	$6.7	$15.5	$244.8

Receivables:
End of period balance	$33,529.6	$3,358.3	$12,353.4	$49,241.3

	Three Months Ended January 26, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	62.3	1.9	(3.6)	60.6
Write-offs	(42.4)	(12.5)	(.2)	(55.1)
Recoveries	2.2	8.7		10.9
Translation adjustments	(.3)		(1.6)	(1.9)
End of period balance	$214.2	$5.7	$22.1	$242.0

Receivables:
End of period balance	$34,423.0	$3,220.2	$12,783.2	$50,426.4

* Excludes provision (credit) for credit losses on unfunded commitments of $.4 and $(.2) for the three months ended February 1, 2026 and January 26, 2025, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses decreased in the first quarter of 2026 primarily due to lower Receivables outstanding. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural cycle and global trade policies, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Recoveries from freestanding credit enhancements recorded in “Other income” were $7.0 and $7.9 for the first quarter of 2026 and 2025, respectively.

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

The ending amortized cost of Receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Modified Receivables	$57.8	$24.1
Percentage of Receivable portfolio	.12%	.05%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months.

	Three Months Ended
	February 1	January 26
	2026	2025
Payment deferral	6	7
Term extension	12	12
Combination modification
Payment deferral	11	5
Term extension	23	7

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified during the prior twelve months ended February 1, 2026 and January 26, 2025 were as follows:

	February 1	January 26
	2026	2025
Current	$157.4	$63.9
30-59 days past due	12.6	6.6
60-89 days past due	5.4	4.0
90+ days past due	.1	3.0
Non-performing	16.5	13.1
Total	$192.0	$90.6

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during the three months ended February 1, 2026 and January 26, 2025. In addition, at February 1, 2026, commitments to provide additional financing to these customers were not significant.

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

As part of step 1, these retail notes are legally isolated from the claims of our general creditors. This ensures cash receipts from the retail notes are accessible to pay back securitization program investors. The structure of these transactions does not meet the accounting criteria for a sale of receivables. As a result, they are accounted for as secured borrowings. The receivables and borrowings remain on our balance sheet and are separately reported as “Retail notes securitized” and “Securitization borrowings,” respectively. SPEs are consolidated as VIEs when we have the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.

The components of the securitization programs were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Retail notes securitized	$6,518.7	$6,870.8	$8,304.8
Allowance for credit losses	(39.3)	(41.0)	(49.6)
Other assets*	173.5	173.5	182.4
Total restricted securitized assets	$6,652.9	$7,003.3	$8,437.6

Securitization borrowings	$6,282.9	$6,595.4	$8,012.6
Accrued interest on borrowings	12.9	15.1	11.5
Total liabilities related to restricted securitized assets	$6,295.8	$6,610.5	$8,024.1

* Primarily restricted cash of $156.9, $161.8, and $163.0 at February 1, 2026, November 2, 2025, and January 26, 2025, respectively.

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Sales-type and direct financing lease revenues	$29.5	$28.2
Operating lease revenues	264.3	254.1
Variable lease revenues	5.1	4.1
Total lease revenues	$298.9	$286.4

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $1.4 and $.6 for the first quarter of 2026 and 2025, respectively.

The cost of equipment on operating leases by market and residual values were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Agriculture and turf	$5,962.0	$6,046.7	$5,693.4
Construction and forestry	895.3	908.5	931.5
Total	6,857.3	6,955.2	6,624.9
Accumulated depreciation	(1,450.9)	(1,415.7)	(1,331.2)
Equipment on operating leases – net	$5,406.4	$5,539.5	$5,293.7
Operating lease residual values	$3,825.1	$3,899.1	$3,734.7
First-loss residual value guarantees	735.8	756.9	697.5

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at February 1, 2026, November 2, 2025, and January 26, 2025 were $34.2, $20.2, and $33.3, respectively. Matured operating lease inventory is reported in “Other assets.”

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

Balances due from BJD were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Notes receivable from related parties	$306.4	$392.0
Notes receivable from John Deere			$590.3

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from John Deere and other related parties is recorded in “Other income” and was $5.5 for the first three months of 2026, compared with $10.1 for the same period last year.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	February 1	November 2	January 26
	2026	2025	2025
Notes payable to John Deere	$3,584.1	$4,452.6	$1,228.4

The intercompany borrowings are short-term in nature or contain a due on demand call option. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $32.4 and $9.9 for the first three months of 2026 and 2025, respectively, which is recorded in “Fees and interest paid to John Deere.”

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	February 1	November 2	January 26
	2026	2025	2025
Medium-term notes	$29,721.8	$31,394.0	$32,339.9
Finance lease obligations	.2	.2	.1
Debt issuance costs and debt discounts	(85.8)	(92.3)	(103.6)
Total	$29,636.2	$31,301.9	$32,236.4

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $29,912.5, $31,595.1, and $33,128.1 at February 1, 2026, November 2, 2025, and January 26, 2025, respectively. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc. (JDFI), a John Deere finance subsidiary in Canada. At February 1, 2026, the following notional amounts were guaranteed by us:

●	Medium-term notes: $3,187.5
●	Commercial paper: $2,797.1
●	Derivatives: $7,615.5, with a fair value liability of $141.4
●	Uncommitted revolving demand credit facility: $370.6, with no borrowings outstanding

The weighted-average interest rate on the medium-term notes at February 1, 2026 was 3.9% with a maximum remaining maturity of four years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at February 1, 2026 were as follows:

●	John Deere dealers: $13,335.7
●	Customers: $34,777.6, primarily related to revolving charge accounts

We had a reserve for credit losses of $5.1 on unfunded commitments that are not unconditionally cancellable at February 1, 2026, which is recorded in “Accounts payable and accrued expenses.”

At February 1, 2026, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was $92.3 as of February 1, 2026, and was primarily cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below:

	February 1, 2026		November 2, 2025		January 26, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$42,517.1	$42,634.1	$44,569.1	$44,730.6	$41,929.2	$41,818.8
Retail notes securitized – net	6,479.4	6,494.3	6,829.8	6,853.5	8,255.2	8,172.3
Notes receivable from related parties	306.4	307.0	392.0	400.6
Securitization borrowings	6,282.9	6,322.0	6,595.4	6,629.9	8,012.6	8,033.7
Current maturities of long-term external borrowings	8,418.1	8,458.0	8,270.5	8,292.3	8,376.6	8,331.1
Long-term external borrowings	29,636.2	30,052.4	31,301.9	31,712.5	32,236.4	32,505.5

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Marketable securities
International debt securities	$5.7	$6.8	$3.8
Receivables from John Deere
Derivatives	276.4	264.4	70.1
Other assets
Derivatives		5.0	1.4
Total assets	$282.1	$276.2	$75.3

Other payables to John Deere
Derivatives	$263.1	$279.1	$642.6
Accounts payable and accrued expenses
Derivatives	56.9	5.5	17.6
Total liabilities	$320.0	$284.6	$660.2

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits and money market funds.

The international debt securities mature over the next five years. At February 1, 2026, the amortized cost basis and fair value of these available-for-sale debt securities were $6.0 and $5.7, respectively.

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

The fair values of our derivative instruments and the associated notional amounts are presented in the table below:

	February 1, 2026			November 2, 2025			January 26, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$3,875.0	$.3	$27.0	$2,675.0		$20.9	$3,275.0	$1.4	$31.1

Fair value hedges:
Interest rate contracts - swaps	10,103.5	120.7	195.3	10,929.0	$150.5	219.1	14,734.5	21.3	585.3
Cross-currency interest rate contracts	1,558.0	131.5		1,558.0	91.4	10.6	974.5		2.1

Not designated as hedging instruments:
Interest rate contracts - swaps	6,516.3	18.5	23.9	7,073.2	17.6	20.2	6,655.1	20.8	11.7
Foreign currency exchange contracts	1,560.7		56.9	1,554.1	5.0	5.5	1,494.0	1.4	17.6
Cross-currency interest rate contracts	132.7		11.5	131.9	2.3	5.7	164.0	14.5	.3
Interest rate caps - sold	2,040.1		5.4	1,650.8		2.6	1,916.2		12.1
Interest rate caps - purchased	2,040.1	5.4		1,650.8	2.6		1,916.2	12.1

The amount of loss recorded in other comprehensive income (OCI) related to cash flow hedges at February 1, 2026 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $6.7 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged item.

		Cumulative
	Carrying	Fair Value
	Amount of	Hedging
February 1, 2026	Hedged Items	Amounts
Current maturities of long-term external borrowings	$2,906.8	$(25.7)
Long-term external borrowings	23,290.3	(190.7)

November 2, 2025
Current maturities of long-term external borrowings	$2,891.2	$(29.2)
Long-term external borrowings	24,089.0	(201.1)

January 26, 2025
Current maturities of long-term external borrowings	$2,109.7	$(14.3)
Long-term external borrowings	23,924.6	(788.2)

The above table includes carrying amounts of current maturities of long-term external borrowings of $2,547.8, $2,544.2 and $2,109.7 and long-term external borrowings of $11,952.3, $11,963.1, and $8,922.6 at February 1, 2026, November 2, 2025, and January 26, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of current maturities of long-term external borrowings of $(25.8), $(29.5), and $(14.3) and long-term external borrowings of $(171.3), $(184.7), and $(179.4) at February 1, 2026, November 2, 2025, and January 26, 2025, respectively. At January 26, 2025, long-term external borrowings with a carrying amount of $598.1 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended
	February 1	January 26
	2026	2025
Fair value hedges
Interest rate contracts – Interest expense *	$(39.5)	$(345.1)

Cash flow hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$(2.1)	$6.8
Reclassified from OCI:
Interest rate contracts – Interest expense	(1.4)	9.2

Not designated as hedges
Interest rate contracts – Interest expense *	$(3.8)	$(3.8)
Foreign currency exchange contracts – Administrative and operating expenses *	(121.1)	109.4
Total not designated	$(124.9)	$105.6

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliated party transactions for the three months ended February 1, 2026 and January 26, 2025 were losses of $53.7 and $337.3, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss-sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss-sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of February 1, 2026, November 2, 2025, and January 26, 2025.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows:

	February 1, 2026
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
John Deere	$276.4	$(237.3)		$39.1
Liabilities
External	56.9			56.9
John Deere	263.1	(237.3)		25.8

	November 2, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$5.0	$(1.6)		$3.4
John Deere	264.4	(237.3)		27.1
Liabilities
External	5.5	(1.6)		3.9
John Deere	279.1	(237.3)		41.8

	January 26, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$1.4			$1.4
John Deere	70.1	$(25.5)		44.6
Liabilities
External	17.6			17.6
John Deere	642.6	(25.5)		617.1

(12)SUBSEQUENT EVENT

On February 23, 2026, Capital Corporation declared a $280 dividend to be paid to JDFS on March 10, 2026. JDFS, in turn, declared a $280 dividend to Deere & Company, also payable on March 10, 2026.

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

Industry Sales Outlook for Fiscal Year 2026

Agriculture and Turf

Construction and Forestry

John Deere Trends

John Deere’s Leap Ambitions, a set of focused goals designed to guide the implementation of its Smart Industrial Operating Model, feature multi-year financial and operational goals, emphasizing the use of its differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service.

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting John Deere’s equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems in which John Deere serves.

John Deere Outlook for 2026

John Deere’s net sales are expected to increase in 2026 compared to 2025 with the anticipated decline in Production & Precision Agriculture sales, more than offset by improvements in Construction & Forestry and Small Agriculture & Turf.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels amid challenging farm fundamentals for row crop farmers. These factors are expected to be partially offset by strong crop production, robust demand for commodities, and normalizing global crop trade flows. In addition, government programs continue to support farmers’ short-term liquidity. Ongoing improvements in the used inventory market and the increase in age of used equipment are providing a better environment for machine replacement demand.

●	John Deere expects small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock market continues to generate profits driven by strong beef prices. A modest recovery is anticipated in the turf sector following several years of contraction.
●	In Europe, the industry is forecasted to be flat to up slightly despite recent declines in milk prices, supported by a steady interest rate environment, manageable long-term financing costs, and resilient crop yields.
●	Demand in South America is expected to be down slightly.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for earthmoving and compact construction equipment are projected to be slightly higher compared to 2025. U.S. government infrastructure spending, declining interest rates, strong rental equipment demand, and data center construction activity continue to provide a solid foundation for the industry.
●	Global forestry markets are expected to be flat.
●	Global roadbuilding markets are forecasted to be up slightly compared to 2025 driven by market growth in North America and Europe.

Company Trends

Our net income for fiscal year 2026 is expected to be lower than fiscal year 2025 primarily due to lower average portfolio balances, partially offset by favorable financing spreads and a lower provision for credit losses.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in lower demand for John Deere’s equipment and elevated receivable write-offs.

Global Trade Policies. In 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented retaliatory tariffs on imports from the U.S. and introduced additional trade barriers. Trade policies are evolving, causing uncertainty in the agriculture and construction industries.

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA). We are currently evaluating the impact of this decision on our business.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result, we cannot reasonably foresee when these conditions may subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, economic policies, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

2026 COMPARED WITH 2025

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended
	February 1	January 26%
	2026	2025	Change
Total revenues	$1,158.9	$1,198.4	(3)
Net income attributable to the Company	198.8	159.1	25

Total revenues decreased slightly for the first quarter of 2026 primarily due to a 4% decrease in average portfolio balances. Net income for the quarter was higher than the same period in 2025, driven by favorable financing spreads and a lower provision for credit losses.

Net Income Attributable to the Company
First Quarter 2026 compared to First Quarter 2025
$159
($17)
$27
$0
$23
($3)
$10
$199
First Quarter 2025
Average Portfolio
Spread
Operating Lease Gains/Losses
Provision for Credit Losses
Selling, Administrative, and General
Other
First Quarter 2026

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended
	February 1	January 26%
	2026	2025	Change
Finance income earned on:
Retail notes	$507.1	$507.4
Revolving charge accounts	113.4	116.4	(3)
Wholesale receivables	199.1	241.0	(17)
Lease revenues	297.5	285.8	4
Other income	41.8	47.8	(13)

Finance income earned on Receivables decreased in the first quarter of 2026 compared to 2025, driven by lower average financing rates and lower average portfolio balances for wholesale receivables. Lease revenues increased due to higher average portfolio balances and financing rates.

Other income decreased in the first quarter of 2026 compared to 2025 due to lower interest income from John Deere and other related parties.

Revenues earned from John Deere totaled $210.1 for the first quarter of 2026, compared with $228.9 for the same period last year. The decrease was primarily driven by lower subsidies earned from John Deere on retail notes due to lower average portfolio balances, in addition to lower interest income on notes receivable from John Deere. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended
	February 1	January 26%
	2026	2025	Change
Interest expense	$548.4	$637.3	(14)
Depreciation of equipment on operating leases	184.9	178.5	4
Administrative and operating expenses	99.9	108.9	(8)
Fees and interest paid to John Deere	49.3	22.0	124
Provision for credit losses	30.8	60.4	(49)
Provision for income taxes	48.2	32.9	47

The decrease in interest expense for the first quarter of 2026 was primarily due to lower average external borrowings and lower average borrowing rates.

Depreciation of equipment on operating leases increased in the first quarter of 2026 primarily due to higher average balances of equipment on operating leases.

Administrative and operating expenses decreased in the first three months of 2026 compared to the same period in 2025 primarily due to favorable foreign exchange impacts.

Fees and interest paid to John Deere increased in the first quarter of 2026 due to higher interest on intercompany borrowings from John Deere, driven by higher average borrowings.

The provision for credit losses was lower in the first quarter of 2026 due to an increase in the allowance for credit losses in the first quarter of 2025 compared to a decrease in 2026. In addition, net write-offs for retail notes and revolving charge accounts were lower in 2026. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .25% for the first quarter of 2026 and .47% for the same period last year.

The provision for income taxes increased during the first quarter of 2026 due to higher pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	February 1	January 26	$	%
	2026	2025	Change	Change
Retail notes:
Agriculture and turf	$2,054.1	$2,174.3	$(120.2)	(6)
Construction and forestry	933.5	868.2	65.3	8
Total retail notes	2,987.6	3,042.5	(54.9)	(2)
Revolving charge accounts	2,421.5	2,258.4	163.1	7
Financing leases	163.1	177.3	(14.2)	(8)
Equipment on operating leases	326.3	355.2	(28.9)	(8)
Total Receivables and Leases (excluding wholesale)	$5,898.5	$5,833.4	$65.1	1

Receivable and Lease portfolio balances were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Retail notes:
Agriculture and turf	$25,777.8	$26,555.1	$27,104.4
Construction and forestry	6,259.3	6,102.2	5,942.6
Total retail notes	32,037.1	32,657.3	33,047.0
Revolving charge accounts	3,358.3	4,677.0	3,220.2
Wholesale receivables	12,353.4	12,655.9	12,783.2
Financing leases	1,492.5	1,658.8	1,376.0
Equipment on operating leases	5,406.4	5,539.5	5,293.7
Total Receivables and Leases	$54,647.7	$57,188.5	$55,720.1

Total Receivables and Leases decreased $2,540.8 during the first three months of 2026 and by $1,072.4 compared to one year ago, primarily due to lower agriculture and turf retail notes driven by reduced demand for John Deere equipment, as well as lower wholesale receivables. In addition, the decrease in the first three months of 2026 reflected a seasonal decline in revolving charge accounts.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	February 1, 2026		November 2, 2025		January 26, 2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$748.5	1.52	$540.1	1.05	$789.1	1.56
Non-performing Receivables	632.0	1.28	581.3	1.13	598.3	1.19
Allowance for credit losses	244.8	.50	250.1	.48	242.0	.48

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

Deposits held from dealers and merchants amounted to $119.1 at February 1, 2026, compared with $124.5 at November 2, 2025 and $115.1 at January 26, 2025. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $7.0 and $7.9 in the first quarter of 2026 and 2025, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	February 1, 2026		January 26, 2025
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(19.5)	(.28)	$(21.5)	(.30)
Construction and forestry	(20.6)	(1.29)	(20.9)	(1.37)
Total retail notes and financing leases	(40.1)	(.47)	(42.4)	(.49)
Revolving charge accounts	(10.0)	(1.08)	(12.5)	(1.37)
Wholesale receivables			(.2)	(.01)
Total write-offs	(50.1)	(.41)	(55.1)	(.43)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	1.8	.03	1.3	.02
Construction and forestry	.9	.06	.9	.06
Total retail notes and financing leases	2.7	.03	2.2	.03
Revolving charge accounts	10.7	1.15	8.7	.95
Total recoveries	13.4	.11	10.9	.09
Total net write-offs	$(36.7)	(.30)	$(44.2)	(.34)

CRITICAL ACCOUNTING ESTIMATES

See our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

CAPITAL RESOURCES AND LIQUIDITY – 2026 COMPARED WITH 2025

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

Key metrics and certain balance sheet data are provided in the following table:

	February 1	November 2	January 26
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$1,697.0	$1,626.1	$1,719.5
Receivables and Leases – net	54,402.9	56,938.4	55,478.1
Interest-bearing debt	49,725.7	52,001.3	49,937.1
Unused credit lines	7,158.9	7,268.0	7,792.7
Ratio of interest-bearing debt to stockholder’s equity	8.5 to 1	8.8 to 1	8.0 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	February 1	January 26
	2026	2025
Net cash provided by operating activities	$347.5	$631.2
Net cash provided by investing activities	2,536.4	3,423.5
Net cash used for financing activities	(2,807.8)	(3,955.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11.6	(7.1)
Net increase in cash, cash equivalents, and restricted cash	$87.7	$91.9

Net cash provided by investing activities during the first three months of 2026 resulted primarily from a decrease in Receivables. The aggregate net cash provided by investing and operating activities was used to decrease borrowings and pay dividends, resulting in cash outflows for financing activities.

Borrowings

Total borrowings decreased $2,275.6 in the first three months of 2026 and decreased $211.4 compared to a year ago, due to a decline in the Receivable portfolio. During the first three months of 2026, we issued $480.0 and retired $2,130.0 of long-term external borrowings, which primarily consisted of medium-term notes. During the first three months of 2026, we also issued $659.1 and retired $973.5 of retail note securitization borrowings and maintained an average commercial paper balance of $952.2. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility has an expiration in November 2026 and total capacity or “financing limit” of $2,500.0. At February 1, 2026, $2,025.1 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit were $11,838.9 at February 1, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5,000.0 expiring in the second quarter of 2026
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2028
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2030

At February 1, 2026, $7,158.9 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs, government farm programs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in a higher provision for credit losses and increased write-offs
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations, may impact us by reducing demand for John Deere equipment and our financing products, and could lead to a higher provision for credit losses, losses on leased equipment, and negatively affect our borrowing costs and access to capital
●	political, economic, and social instability in the geographies in which we and John Deere operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment
●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products
●	John Deere dealers’ practices and their ability to manage new and used inventory, distribute John Deere products and to provide support and service for precision technology solutions
●	the ability to attract, develop, engage, and retain qualified employees
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and refined Leap Ambitions
●	negative claims or publicity that damage John Deere’s or our reputation or brand
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements, which could impact access to funding
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases
●	John Deere’s and our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for John Deere products and solutions, including our financing solutions
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in John Deere’s supply chain
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	investigations, claims, lawsuits, or other legal proceedings

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of February 1, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	February 26, 2026	By:	/s/ Ryan D. Campbell

Ryan D. Campbell
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)