Form 10-Q
period 2026-05-03
DEERE JOHN CAPITAL CORP
filed 2026-05-28
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2026

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

At May 28, 2026, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Revenues
Finance income earned on retail notes	$501.6	$504.8	$1,008.7	$1,012.2
Lease revenues	300.0	288.4	597.5	574.2
Revolving charge account income	111.0	107.8	224.4	224.2
Finance income earned on wholesale receivables	210.4	239.6	409.5	480.6
Other income	43.9	49.8	85.7	97.6
Total revenues	1,166.9	1,190.4	2,325.8	2,388.8
Expenses
Interest expense	537.0	613.3	1,085.4	1,250.6
Operating expenses:
Depreciation of equipment on operating leases	186.2	178.7	371.1	357.2
Administrative and operating expenses	114.0	109.5	213.9	218.4
Fees and interest paid to John Deere	51.0	36.7	100.3	58.7
Provision for credit losses	80.7	90.0	111.5	150.4
Total operating expenses	431.9	414.9	796.8	784.7
Total expenses	968.9	1,028.2	1,882.2	2,035.3
Income of Consolidated Group before Income Taxes	198.0	162.2	443.6	353.5
Provision for income taxes	48.0	39.0	96.2	71.9
Income of Consolidated Group	150.0	123.2	347.4	281.6
Equity in income of unconsolidated affiliate	1.3	.9	2.9	1.8
Net Income	151.3	124.1	350.3	283.4
Less: Net income attributable to noncontrolling interests	.2	.1	.4	.3
Net Income Attributable to the Company	$151.1	$124.0	$349.9	$283.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025

Net Income	$151.3	$124.1	$350.3	$283.4

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	(12.9)	65.0	31.8	28.3
Unrealized gain (loss) on derivatives	15.2	(9.0)	14.6	(10.9)
Unrealized gain on debt securities	.2		.4	.3
Other Comprehensive Income, Net of Income Taxes	2.5	56.0	46.8	17.7

Comprehensive Income	153.8	180.1	397.1	301.1
Less: Comprehensive income attributable to noncontrolling interests	.2	.1	.4	.3
Comprehensive Income Attributable to the Company	$153.6	$180.0	$396.7	$300.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	May 3	November 2	April 27
	2026	2025	2025
Assets
Cash and cash equivalents	$1,697.6	$1,619.3	$1,603.7
Marketable securities	4.8	6.8	4.6
Receivables:
Retail notes	25,246.9	25,786.5	24,643.8
Retail notes securitized	6,137.4	6,870.8	7,810.1
Revolving charge accounts	4,473.7	4,677.0	4,044.2
Wholesale receivables	13,453.6	12,655.9	14,566.5
Financing leases	1,553.7	1,658.8	1,498.6
Total receivables	50,865.3	51,649.0	52,563.2
Allowance for credit losses	(254.4)	(250.1)	(251.7)
Total receivables – net	50,610.9	51,398.9	52,311.5
Other receivables	173.2	159.8	181.8
Receivables from John Deere	209.7	264.4	310.1
Equipment on operating leases – net	5,470.9	5,539.5	5,353.0
Notes receivable from related parties	279.1	392.0	551.3
Investment in unconsolidated affiliate	60.6	56.8	53.4
Deferred income taxes	34.5	34.9	30.2
Other assets	510.6	518.2	439.5
Total Assets	$59,051.9	$59,990.6	$60,839.1

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$2,549.8	$1,380.9	$3,453.1
Securitization borrowings	5,927.6	6,595.4	7,561.1
Current maturities of long-term external borrowings	8,188.9	8,270.5	8,309.1
Total short-term external borrowings	16,666.3	16,246.8	19,323.3
Notes payable to John Deere	4,539.6	4,452.6	2,210.5
Other payables to John Deere	289.0	279.1	427.2
Accounts payable and accrued expenses	1,234.0	1,272.1	1,227.4
Deposits held from dealers and merchants	117.9	124.5	121.8
Deferred income taxes	336.9	382.5	445.7
Long-term external borrowings	30,170.0	31,301.9	31,319.9
Total liabilities	53,353.7	54,059.5	55,075.8
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	3,447.4	3,727.5	3,597.7
Accumulated other comprehensive loss	(43.7)	(90.5)	(128.5)
Total Company stockholder’s equity	5,696.5	5,929.8	5,762.0
Noncontrolling interests	1.7	1.3	1.3
Total stockholder’s equity	5,698.2	5,931.1	5,763.3
Total Liabilities and Stockholder’s Equity	$59,051.9	$59,990.6	$60,839.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Six Months Ended
	May 3	April 27
	2026	2025
Cash Flows from Operating Activities:
Net income	$350.3	$283.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	111.5	150.4
Depreciation and amortization	381.6	368.3
Provision (credit) for deferred income taxes	(48.2)	162.5
Change in accounts payable and accrued expenses	(16.8)	(11.8)
Change in accrued income taxes payable/receivable	(23.2)	(35.4)
Other	134.5	225.5
Net cash provided by operating activities	889.7	1,142.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(12,088.3)	(11,611.8)
Collections of receivables (excluding wholesale)	13,432.0	13,537.1
Increase in wholesale receivables – net	(693.5)	(413.7)
Cost of equipment on operating leases acquired	(933.1)	(924.6)
Proceeds from sales of equipment on operating leases	621.6	655.4
Cost of notes receivable acquired from John Deere and other related parties	(40.5)	(36.6)
Collections of notes receivable from John Deere and other related parties	152.0	63.8
Other	9.7	25.5
Net cash provided by investing activities	459.9	1,295.1

Cash Flows from Financing Activities:
Increase in commercial paper and other notes payable – net (original maturities of three months or less)	1,686.5	478.8
Decrease in securitization borrowings – net	(668.9)	(870.9)
Increase (decrease) in short-term borrowings with John Deere – net	65.2	(526.6)
Proceeds from external borrowings issued (original maturities greater than three months)	3,003.4	2,739.2
Payments of external borrowings (original maturities greater than three months)	(4,752.4)	(3,501.6)
Dividends paid	(630.0)	(765.0)
Debt issuance costs	(14.5)	(9.9)
Net cash used for financing activities	(1,310.7)	(2,456.0)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	8.3	1.3
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	47.2	(16.7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,852.8	1,787.0
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,900.0	$1,770.3

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,697.6	$1,603.7
Restricted cash*	202.4	166.6
Total Cash, Cash Equivalents, and Restricted Cash	$1,900.0	$1,770.3

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5) and cash that is legally restricted as to withdrawal or usage.

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Six Months Ended May 3, 2026 and April 27, 2025

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended April 27, 2025
Balance January 26, 2025	$6,213.2	$2,292.8	$4,103.7	$(184.5)	$1.2
Net income	124.1		124.0		.1
Other comprehensive income	56.0			56.0
Dividends paid	(630.0)		(630.0)
Balance April 27, 2025	$5,763.3	$2,292.8	$3,597.7	$(128.5)	$1.3

Six Months Ended April 27, 2025
Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0
Net income	283.4		283.1		.3
Other comprehensive income	17.7			17.7
Dividends paid	(765.0)		(765.0)
Balance April 27, 2025	$5,763.3	$2,292.8	$3,597.7	$(128.5)	$1.3

Three Months Ended May 3, 2026
Balance February 1, 2026	$5,824.4	$2,292.8	$3,576.3	$(46.2)	$1.5
Net income	151.3		151.1		.2
Other comprehensive income	2.5			2.5
Dividends paid	(280.0)		(280.0)
Balance May 3, 2026	$5,698.2	$2,292.8	$3,447.4	$(43.7)	$1.7

Six Months Ended May 3, 2026
Balance November 2, 2025	$5,931.1	$2,292.8	$3,727.5	$(90.5)	$1.3
Net income	350.3		349.9		.4
Other comprehensive income	46.8			46.8
Dividends paid	(630.0)		(630.0)
Balance May 3, 2026	$5,698.2	$2,292.8	$3,447.4	$(43.7)	$1.7

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

We offer the following financing solutions:

●	Retail notes – we purchase retail installment sales and loan contracts from John Deere, which are generally acquired through independent John Deere retail dealers, and finance a limited amount of non-John Deere retail notes. In some jurisdictions, we also finance installment loans which are originated directly by us;
●	Revolving charge accounts – we finance and service revolving charge accounts, in most cases acquired from and offered through merchants and dealers in the agriculture and turf and construction and forestry markets;
●	Wholesale receivables – we provide wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment, primarily to finance inventories of equipment for those dealers; and
●	Financing and operating leases – we lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers.

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2026 and 2025 were May 3, 2026 and April 27, 2025, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Fiscal year 2025 contained 53 weeks with an additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements, including note disclosures to consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

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

(3)OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Cumulative translation adjustment	$(41.9)	$(73.7)	$(85.7)
Unrealized loss on derivatives	(1.7)	(16.3)	(42.2)
Unrealized loss on debt securities	(.1)	(.5)	(.6)
Accumulated other comprehensive loss	$(43.7)	$(90.5)	$(128.5)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended May 3, 2026
Cumulative translation adjustment	$(12.9)		$(12.9)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	17.3	$(3.7)	13.6
Reclassification of realized (gain) loss to Interest expense	2.1	(.5)	1.6
Net unrealized gain (loss) on derivatives	19.4	(4.2)	15.2
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.2		.2
Total other comprehensive income (loss)	$6.7	$(4.2)	$2.5

Six Months Ended May 3, 2026
Cumulative translation adjustment	$31.8		$31.8
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15.2	$(3.3)	11.9
Reclassification of realized (gain) loss to Interest expense	3.5	(.8)	2.7
Net unrealized gain (loss) on derivatives	18.7	(4.1)	14.6
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.6	(.2)	.4
Total other comprehensive income (loss)	$51.1	$(4.3)	$46.8

Three Months Ended April 27, 2025
Cumulative translation adjustment	$65.0		$65.0
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(10.5)	$2.2	(8.3)
Reclassification of realized (gain) loss to Interest expense	(1.0)	.3	(.7)
Net unrealized gain (loss) on derivatives	(11.5)	2.5	(9.0)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.1	(.1)
Total other comprehensive income (loss)	$53.6	$2.4	$56.0

Six Months Ended April 27, 2025
Cumulative translation adjustment	$28.3		$28.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3.7)	$.8	(2.9)
Reclassification of realized (gain) loss to Interest expense	(10.2)	2.2	(8.0)
Net unrealized gain (loss) on derivatives	(13.9)	3.0	(10.9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.5	(.2)	.3
Total other comprehensive income (loss)	$14.9	$2.8	$17.7

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.
●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables, were as follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Accrued finance income and lease revenue reversed	$16.5	$20.9	$29.6	$34.3
Finance income and lease revenue recognized on cash payments	14.2	14.2	28.7	25.4

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	May 3, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$4,757.5	$8,458.9	$6,000.9	$3,679.4	$1,955.4	$808.4	$4,254.1	$29,914.6
30-59 days past due	29.8	96.6	67.1	43.3	20.7	9.4	27.8	294.7
60-89 days past due	3.2	36.6	34.9	19.1	7.6	3.7	9.4	114.5
90+ days past due		1.8	2.0	.4		1.5		5.7
Non-performing	4.1	93.5	113.6	83.7	46.2	31.6	57.1	429.8
Construction and forestry
Current	1,572.8	2,275.1	1,323.6	611.3	230.4	46.2	118.0	6,177.4
30-59 days past due	21.2	48.5	35.7	22.6	9.2	2.9	3.6	143.7
60-89 days past due	10.6	24.1	20.1	15.0	3.4	1.6	2.2	77.0
90+ days past due		1.0	.3					1.3
Non-performing	5.2	66.0	80.7	56.4	25.2	18.0	1.5	253.0
Total	$6,404.4	$11,102.1	$7,678.9	$4,531.2	$2,298.1	$923.3	$4,473.7	$37,411.7

Write-offs for the six months ended May 3, 2026:
Agriculture and turf	$.9	$11.0	$16.1	$11.4	$5.1	$2.6	$44.5	$91.6
Construction and forestry	.2	13.2	12.0	11.8	3.1	1.4	3.1	44.8
Total	$1.1	$24.2	$28.1	$23.2	$8.2	$4.0	$47.6	$136.4

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$10,793.0	$7,561.2	$4,784.4	$2,755.4	$1,228.4	$260.0	$4,489.1	$31,871.5
30-59 days past due	33.0	65.9	53.1	34.8	14.5	5.9	33.9	241.1
60-89 days past due	11.7	30.7	22.4	11.2	6.9	2.2	9.0	94.1
90+ days past due	.5	1.8	.4	.8	2.2	.5		6.2
Non-performing	38.8	97.2	89.0	51.6	28.1	15.6	13.5	333.8
Construction and forestry
Current	2,774.6	1,726.0	888.1	392.5	108.6	9.1	124.1	6,023.0
30-59 days past due	38.8	42.0	27.4	11.6	3.6	1.3	4.6	129.3
60-89 days past due	19.2	13.3	11.7	6.3	1.5	.7	1.7	54.4
90+ days past due	.2	.8			.3			1.3
Non-performing	27.5	80.6	70.6	34.1	17.5	7.0	1.1	238.4
Total	$13,737.3	$9,619.5	$5,947.1	$3,298.3	$1,411.6	$302.3	$4,677.0	$38,993.1

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$5.0	$29.3	$33.0	$19.1	$6.7	$6.2	$99.9	$199.2
Construction and forestry	7.2	32.4	26.2	10.3	2.7	1.6	7.3	87.7
Total	$12.2	$61.7	$59.2	$29.4	$9.4	$7.8	$107.2	$286.9

	April 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$5,079.0	$9,881.9	$6,064.9	$3,661.6	$1,848.0	$602.8	$3,799.9	$30,938.1
30-59 days past due	24.9	108.1	68.5	39.4	19.4	8.1	29.2	297.6
60-89 days past due	10.1	47.3	25.6	14.7	6.6	3.7	12.8	120.8
90+ days past due	.2	1.2	1.6	1.0	2.7	.3		7.0
Non-performing	3.4	96.9	102.2	65.7	35.9	26.3	84.9	415.3
Construction and forestry
Current	1,375.2	2,171.3	1,209.0	613.3	221.8	37.1	109.6	5,737.3
30-59 days past due	21.6	62.3	42.9	18.9	7.9	2.7	4.7	161.0
60-89 days past due	7.1	23.6	14.1	6.8	2.4	.2	1.6	55.8
90+ days past due	.4	.3	.6	.2		.2		1.7
Non-performing	5.2	78.8	86.8	51.4	27.6	10.8	1.5	262.1
Total	$6,527.1	$12,471.7	$7,616.2	$4,473.0	$2,172.3	$692.2	$4,044.2	$37,996.7

Write-offs for the six months ended April 27, 2025:
Agriculture and turf	$.4	$14.7	$19.6	$11.1	$4.1	$4.5	$48.0	$102.4
Construction and forestry	.1	15.0	15.8	6.5	1.0	.9	4.4	43.7
Total	$.5	$29.7	$35.4	$17.6	$5.1	$5.4	$52.4	$146.1

The credit quality and aging analysis of wholesale receivables was as follows:

	May 3	November 2	April 27
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$10,117.7	$9,427.4	$11,207.6
30-59 days past due	3.2	5.2	5.9
60-89 days past due	.1		1.9
90+ days past due	.6	.6	7.4
Non-performing	5.8	9.1	35.0
Construction and forestry
Current	3,318.0	3,205.7	3,288.1
30-59 days past due	2.0	1.1	4.7
60-89 days past due	.6	1.1	3.8
90+ days past due	5.6	5.7	12.1
Total	$13,453.6	$12,655.9	$14,566.5

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

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended May 3, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$222.6	$6.7	$15.5	$244.8
Provision for credit losses*	52.8	26.2	.3	79.3
Write-offs	(48.7)	(37.6)	(.1)	(86.4)
Recoveries	5.2	11.7		16.9
Translation adjustments		(.1)	(.1)	(.2)
End of period balance	$231.9	$6.9	$15.6	$254.4

	Six Months Ended May 3, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$225.1	$7.4	$17.6	$250.1
Provision (credit) for credit losses*	87.1	24.8	(2.2)	109.7
Write-offs	(88.8)	(47.6)	(.1)	(136.5)
Recoveries	7.9	22.4		30.3
Translation adjustments	.6	(.1)	.3	.8
End of period balance	$231.9	$6.9	$15.6	$254.4

Receivables:
End of period balance	$32,938.0	$4,473.7	$13,453.6	$50,865.3

	Three Months Ended April 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$214.2	$5.7	$22.1	$242.0
Provision for credit losses*	48.7	38.3	1.5	88.5
Write-offs	(51.3)	(39.9)	(1.3)	(92.5)
Recoveries	3.0	8.0		11.0
Translation adjustments	.2	(.1)	2.6	2.7
End of period balance	$214.8	$12.0	$24.9	$251.7

	Six Months Ended April 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	111.0	40.2	(2.1)	149.1
Write-offs	(93.7)	(52.4)	(1.5)	(147.6)
Recoveries	5.2	16.7		21.9
Translation adjustments	(.1)	(.1)	1.0	.8
End of period balance	$214.8	$12.0	$24.9	$251.7

Receivables:
End of period balance	$33,952.5	$4,044.2	$14,566.5	$52,563.2

* Excludes provision (credit) for credit losses on unfunded commitments of $1.4 and $1.8 for the three and six months ended May 3, 2026, respectively, and $1.5 and $1.3 for the three and six months ended April 27, 2025, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses increased slightly in the second quarter and first six months of 2026 due to higher expected losses on construction retail accounts. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural cycle and global trade policies, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Recoveries from freestanding credit enhancements recorded in “Other income” were $10.9 for the second quarter and $17.9 for the first six months of 2026, compared with $9.9 and $17.8 for the same periods last year, respectively.

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

The ending amortized cost of Receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Modified Receivables	$49.5	$40.9	$106.5	$63.7
Percentage of Receivable portfolio	.10%	.08%	.21%	.12%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	Six Months Ended
	May 3	April 27
	2026	2025
Payment deferral	6	8
Term extension	11	11
Combination modifications
Payment deferral	10	6
Term extension	22	10

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified during the prior twelve months ended May 3, 2026 and April 27, 2025 were as follows:

	May 3	April 27
	2026	2025
Current	$163.9	$86.8
30-59 days past due	3.8	4.3
60-89 days past due	2.6	2.5
90+ days past due	3.5	1.1
Non-performing	17.5	13.6
Total	$191.3	$108.3

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during the six months ended May 3, 2026 and April 27, 2025. In addition, at May 3, 2026, commitments to provide additional financing to these customers were not significant.

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

The components of the securitization programs were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Retail notes securitized	$6,137.4	$6,870.8	$7,810.1
Allowance for credit losses	(38.0)	(41.0)	(46.6)
Other assets*	170.3	173.5	183.4
Total restricted securitized assets	$6,269.7	$7,003.3	$7,946.9

Securitization borrowings	$5,927.6	$6,595.4	$7,561.1
Accrued interest on borrowings	13.2	15.1	11.8
Total liabilities related to restricted securitized assets	$5,940.8	$6,610.5	$7,572.9

* Primarily restricted cash of $147.6, $161.8, and $166.2 at May 3, 2026, November 2, 2025, and April 27, 2025, respectively.

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Sales-type and direct financing lease revenues	$27.7	$27.8	$57.2	$56.0
Operating lease revenues	268.3	256.8	532.6	510.9
Variable lease revenues	5.2	4.8	10.3	8.9
Total lease revenues	$301.2	$289.4	$600.1	$575.8

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $1.2 and $2.6 for the three and six months ended May 3, 2026, respectively, compared with $1.0 and $1.6 for the same periods last year, respectively.

The cost of equipment on operating leases by market and residual values were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Agriculture and turf	$6,023.3	$6,046.7	$5,792.3
Construction and forestry	903.0	908.5	919.0
Total	6,926.3	6,955.2	6,711.3
Accumulated depreciation	(1,455.4)	(1,415.7)	(1,358.3)
Equipment on operating leases – net	$5,470.9	$5,539.5	$5,353.0
Operating lease residual values	$3,858.9	$3,899.1	$3,785.4
First-loss residual value guarantees	728.1	756.9	714.9

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at May 3, 2026, November 2, 2025, and April 27, 2025 were $27.1, $20.2, and $21.4, respectively. Matured operating lease inventory is reported in “Other assets.”

(7) NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE AND RELATED PARTIES

In February 2025, John Deere completed a transaction with Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of Banco John Deere S.A. (BJD), a former John Deere finance subsidiary in Brazil. We provide loans to BJD, which are reported in “Notes receivable from related parties.”

Balances due from BJD were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Notes receivable from related parties	$279.1	$392.0	$551.3

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from BJD is recorded in “Other income” and was $4.6 for the second quarter and $10.1 for the first six months of 2026, compared with $10.5 and $20.6 for the same periods last year, respectively.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	May 3	November 2	April 27
	2026	2025	2025
Notes payable to John Deere	$4,539.6	$4,452.6	$2,210.5

The intercompany borrowings are short-term in nature or contain a due on demand call option. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $33.0 for the second quarter and $65.4 for the first six months of 2026 compared with $20.9 and $30.8 for the same periods last year, respectively, which is recorded in “Fees and interest paid to John Deere.”

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	May 3	November 2	April 27
	2026	2025	2025
Medium-term notes	$30,255.6	$31,394.0	$31,416.7
Finance lease obligations	.2	.2	.1
Debt issuance costs and debt discounts	(85.8)	(92.3)	(96.9)
Total	$30,170.0	$31,301.9	$31,319.9

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $30,526.5, $31,595.1, and $31,713.4 at May 3, 2026, November 2, 2025, and April 27, 2025, respectively. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc. (JDFI), a John Deere finance subsidiary in Canada. At May 3, 2026, the following notional amounts were guaranteed by us:

●	Medium-term notes: $2,945.2
●	Commercial paper: $3,710.2
●	Derivatives: $6,726.7, with a fair value liability of $90.9
●	Uncommitted revolving demand credit facility: $368.1, with no borrowings outstanding

The weighted-average interest rate on the medium-term notes at May 3, 2026 was 4.0% with a maximum remaining maturity of four years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at May 3, 2026 were as follows:

●	John Deere dealers: $12,345.9
●	Customers: $33,614.8, primarily related to revolving charge accounts

We had a reserve for credit losses of $6.4 on unfunded commitments that are not unconditionally cancellable at May 3, 2026, which is recorded in “Accounts payable and accrued expenses.”

At May 3, 2026, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was $54.8 as of May 3, 2026, and was primarily cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below:

	May 3, 2026		November 2, 2025		April 27, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$44,511.5	$44,558.7	$44,569.1	$44,730.6	$44,548.0	$44,603.6
Retail notes securitized – net	6,099.4	6,111.5	6,829.8	6,853.5	7,763.5	7,708.4
Notes receivable from related parties	279.1	282.6	392.0	400.6	551.3	557.1
Securitization borrowings	5,927.6	5,946.8	6,595.4	6,629.9	7,561.1	7,587.4
Current maturities of long-term external borrowings	8,188.9	8,225.1	8,270.5	8,292.3	8,309.1	8,251.3
Long-term external borrowings	30,170.0	30,401.3	31,301.9	31,712.5	31,319.9	31,495.3

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Marketable securities
International debt securities	$4.8	$6.8	$4.6
Receivables from John Deere
Derivatives	209.7	264.4	310.1
Other assets
Derivatives	2.4	5.0	1.1
Total assets	$216.9	$276.2	$315.8

Other payables to John Deere
Derivatives	$289.0	$279.1	$427.2
Accounts payable and accrued expenses
Derivatives	15.0	5.5	20.6
Total liabilities	$304.0	$284.6	$447.8

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits.

The international debt securities mature over the next five years. At May 3, 2026, the amortized cost basis and fair value of these available-for-sale debt securities were $4.9 and $4.8, respectively.

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

The fair values of our derivative instruments and the associated notional amounts are presented in the table below:

	May 3, 2026			November 2, 2025			April 27, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$3,525.0	$7.4	$17.3	$2,675.0		$20.9	$2,975.0		$28.7

Fair value hedges:
Interest rate contracts - swaps	11,277.9	57.6	235.0	10,929.0	$150.5	219.1	13,066.9	$158.6	359.6
Cross-currency interest rate contracts	1,558.0	101.0	.6	1,558.0	91.4	10.6	974.5	103.4

Not designated as hedging instruments:
Interest rate contracts - swaps	7,539.6	34.3	17.0	7,073.2	17.6	20.2	7,507.0	33.0	29.6
Foreign currency exchange contracts	1,522.0	2.4	15.0	1,554.1	5.0	5.5	1,381.6	1.1	20.6
Cross-currency interest rate contracts	120.0		9.7	131.9	2.3	5.7	140.6	8.2	2.4
Interest rate caps - sold	1,840.7		9.4	1,650.8		2.6	1,718.9		6.9
Interest rate caps - purchased	1,840.7	9.4		1,650.8	2.6		1,718.9	6.9

The amount of gain recorded in other comprehensive income (OCI) related to cash flow hedges at May 3, 2026 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $.4 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged item.

		Cumulative
	Carrying	Fair Value
	Amount of	Hedging
May 3, 2026	Hedged Items	Amounts
Current maturities of long-term external borrowings	$3,886.0	$(39.4)
Long-term external borrowings	24,071.5	(270.9)

November 2, 2025
Current maturities of long-term external borrowings	$2,891.2	$(29.2)
Long-term external borrowings	24,089.0	(201.1)

April 27, 2025
Current maturities of long-term external borrowings	$1,212.5	$(11.9)
Long-term external borrowings	24,408.0	(296.7)

The above table includes carrying amounts of current maturities of long-term external borrowings of $3,534.4, $2,544.2, and $1,212.5 and long-term external borrowings of $11,703.9, $11,963.1, and $10,533.0 at May 3, 2026, November 2, 2025, and April 27, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of current maturities of long-term external borrowings of $(39.1), $(29.5), and $(11.9) and long-term external borrowings of $(120.3), $(184.7), and $(141.4) at May 3, 2026, November 2, 2025, and April 27, 2025, respectively. At April 27, 2025, long-term external borrowings with a carrying amount of $398.8 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Fair value hedges
Interest rate contracts – Interest expense *	$(138.4)	$431.7	$(177.9)	$86.6

Cash flow hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$17.3	$(10.5)	$15.2	$(3.7)
Reclassified from OCI:
Interest rate contracts – Interest expense	(2.1)	1.0	(3.5)	10.2

Not designated as hedges
Interest rate contracts – Interest expense *	$9.8	$(12.8)	$6.0	$(16.6)
Foreign currency exchange contracts – Administrative and operating expenses *	.8	(34.3)	(120.3)	75.1
Total not designated	$10.6	$(47.1)	$(114.3)	$58.5

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these affiliated party transactions were gains (losses) of $(130.5) and $(184.2) for the three and six months ended May 3, 2026, respectively, and $414.8 and $77.5 for the three and six months ended April 27, 2025, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss-sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss-sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of May 3, 2026, November 2, 2025, and April 27, 2025.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows:

	May 3, 2026
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$2.4	$(.2)	$(.9)	$1.3
John Deere	209.7	(160.8)		48.9
Liabilities
External	15.0	(.2)		14.8
John Deere	289.0	(160.8)		128.2

	November 2, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$5.0	$(1.6)		$3.4
John Deere	264.4	(237.3)		27.1
Liabilities
External	5.5	(1.6)		3.9
John Deere	279.1	(237.3)		41.8

	April 27, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$1.1	$(.5)		$.6
John Deere	310.1	(245.4)		64.7
Liabilities
External	20.6	(.5)		20.1
John Deere	427.2	(245.4)		181.8

(12)SUBSEQUENT EVENTS

In May 2026, we entered into a retail note securitization transaction, resulting in $303.2 of secured borrowings.

On May 21, 2026, Capital Corporation declared a $50 dividend to be paid to JDFS on June 10, 2026. JDFS, in turn, declared a $50 dividend to Deere & Company, also payable on June 10, 2026.

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

Industry Sales Outlook for Fiscal Year 2026 (in units)

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

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting John Deere’s equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems that John Deere serves.

John Deere Outlook for 2026

John Deere’s net sales are expected to increase in 2026 compared to 2025, with the anticipated decline in Production & Precision Agriculture sales more than offset by improvements in Construction & Forestry and Small Agriculture & Turf.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels driven by elevated farm input costs and ongoing global market uncertainty. These factors are expected to be partially offset by robust demand for commodities, and tightening supply which are expected to support improvements in crop prices. In addition, government programs in the U.S. continue to support farmers’ short-term liquidity and recent biofuel policy changes may help provide future demand for U.S. farmers.

●	John Deere expects small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock market continues to maintain strong margins, supporting ongoing product demand. A modest recovery is anticipated in the turf sector following several years of contraction.
●	In Europe, the industry is forecasted to be flat to up slightly. While elevated interest rates continue to influence purchasing decisions, customer profitability and equipment replacement activity remain relatively stable. The crop farming sector continues to experience subdued conditions; however, favorable dairy market margins are expected to continue to provide ongoing support to overall industry demand.
●	Demand in South America is expected to decrease.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for construction and compact construction equipment are projected to be slightly higher compared to 2025. Favorable industry fundamentals, including strong customer backlogs supported by large projects, infrastructure investment, and data center construction activity, continue to offset softness in residential construction.
●	Global forestry markets are expected to decrease slightly due to continued pressure from weak residential construction demand and lower log and lumber prices.
●	Global roadbuilding markets are forecasted to be up compared to 2025 driven by increased road construction spending across multiple geographies.

Company Trends

Our net income for fiscal year 2026 is expected to be lower than fiscal year 2025 primarily due to lower average portfolio balances, partially offset by favorable financing spreads and a lower provision for credit losses.

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in varying demand for John Deere’s equipment and elevated receivable write-offs.

Global Trade Policies. In 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented retaliatory tariffs on imports from the U.S. and introduced additional trade barriers. Trade policies continue to evolve, causing uncertainty in the agriculture and construction industries.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result, we cannot reasonably foresee when these conditions may subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	slower economic growth and inflation
●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, positions on government subsidies of farming, and changes in energy prices
●	input costs, including the availability and price of fertilizers as a result of the conflict in the Middle East
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair and agriculture data privacy regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities

2026 COMPARED WITH 2025

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
	2026	2025	Change	2026	2025	Change
Total revenues	$1,166.9	$1,190.4	(2)	$2,325.8	$2,388.8	(3)
Net income attributable to the Company	151.1	124.0	22	349.9	283.1	24

Total revenues for the second quarter and first six months of 2026 decreased slightly compared to the same periods in 2025 primarily due to a 3% decrease in average portfolio balances. Net income for the quarter and year-to-date was higher than the same periods in 2025, driven by favorable financing spreads, a lower provision for credit losses, and favorable derivative valuation adjustments, partially offset by the impact of a lower average portfolio.

Net Income Attributable to the Company
Second Quarter 2026 compared to Second Quarter 2025

$124
($13)
$19
($1)
$7
($3)
$18
$151
Second Quarter 2025
Average Portfolio
Spread
Operating Lease Gains/Losses
Provision for Credit Losses
Selling, Administrative, and General
Other
Second Quarter 2026

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
	2026	2025	Change	2026	2025	Change
Finance income earned on:
Retail notes	$501.6	$504.8	(1)	$1,008.7	$1,012.2
Revolving charge accounts	111.0	107.8	3	224.4	224.2
Wholesale receivables	210.4	239.6	(12)	409.5	480.6	(15)
Lease revenues	300.0	288.4	4	597.5	574.2	4
Other income	43.9	49.8	(12)	85.7	97.6	(12)

Finance income earned on Receivables decreased in the second quarter and first six months of 2026 compared to 2025, driven by lower average financing rates and lower average portfolio balances for wholesale receivables. Lease revenues increased due to higher average portfolio balances and financing rates.

Other income decreased in the second quarter and first six months of 2026 compared to 2025 primarily due to lower interest income from John Deere and other related parties.

Revenues earned from John Deere totaled $233.7 for the second quarter and $443.8 for the first six months of 2026, compared with $233.9 and $462.8 for the same periods last year, respectively. The decrease in the first six months of 2026 compared to 2025 was primarily driven by lower subsidies earned from John Deere on retail notes and lower interest income on notes receivable from John Deere, which was partially offset by increased compensation earned from John Deere on wholesale receivables. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
	2026	2025	Change	2026	2025	Change
Interest expense	$537.0	$613.3	(12)	$1,085.4	$1,250.6	(13)
Depreciation of equipment on operating leases	186.2	178.7	4	371.1	357.2	4
Administrative and operating expenses	114.0	109.5	4	213.9	218.4	(2)
Fees and interest paid to John Deere	51.0	36.7	39	100.3	58.7	71
Provision for credit losses	80.7	90.0	(10)	111.5	150.4	(26)
Provision for income taxes	48.0	39.0	23	96.2	71.9	34

The decrease in interest expense for the second quarter and first six months of 2026 was due to lower average external borrowings and lower average borrowing rates.

Depreciation of equipment on operating leases increased in the second quarter and first six months of 2026 primarily due to higher average balances of equipment on operating leases.

Administrative and operating expenses increased in the second quarter of 2026 compared to the same period in 2025 due to unfavorable foreign exchange impacts. The year-to-date expense in 2026 decreased compared to the same period in 2025 primarily due to favorable foreign exchange impacts.

Fees and interest paid to John Deere increased in the second quarter and first six months of 2026 due to higher interest on intercompany borrowings from John Deere, driven by higher average borrowings.

The provision for credit losses was lower in the second quarter and first six months of 2026 due to lower write-offs in both periods and a smaller increase in the allowance for credit losses in the first six months of 2026 compared to the same period last year. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .65% for the second quarter and .45% for the first six months of 2026 compared with .70% and .59% for the same periods last year, respectively.

The provision for income taxes increased during the second quarter and first six months of 2026 primarily due to higher pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	May 3	April 27	$	%
	2026	2025	Change	Change
Retail notes:
Agriculture and turf	$2,707.9	$2,779.5	$(71.6)	(3)
Construction and forestry	798.1	671.8	126.3	19
Total retail notes	3,506.0	3,451.3	54.7	2
Revolving charge accounts	2,666.3	2,329.2	337.1	14
Financing leases	324.5	360.1	(35.6)	(10)
Equipment on operating leases	607.0	570.1	36.9	6
Total Receivables and Leases (excluding wholesale)	$7,103.8	$6,710.7	$393.1	6

	Six Months Ended
	May 3	April 27	$	%
	2026	2025	Change	Change
Retail notes:
Agriculture and turf	$4,762.0	$4,953.8	$(191.8)	(4)
Construction and forestry	1,731.6	1,539.9	191.7	12
Total retail notes	6,493.6	6,493.7	(.1)
Revolving charge accounts	5,087.8	4,587.6	500.2	11
Financing leases	487.6	537.4	(49.8)	(9)
Equipment on operating leases	933.3	925.3	8.0	1
Total Receivables and Leases (excluding wholesale)	$13,002.3	$12,544.0	$458.3	4

Receivable and Lease portfolio balances were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Retail notes:
Agriculture and turf	$25,091.8	$26,555.1	$26,552.0
Construction and forestry	6,292.5	6,102.2	5,901.9
Total retail notes	31,384.3	32,657.3	32,453.9
Revolving charge accounts	4,473.7	4,677.0	4,044.2
Wholesale receivables	13,453.6	12,655.9	14,566.5
Financing leases	1,553.7	1,658.8	1,498.6
Equipment on operating leases	5,470.9	5,539.5	5,353.0
Total Receivables and Leases	$56,336.2	$57,188.5	$57,916.2

Total Receivables and Leases decreased $852.3 during the first six months of 2026 and by $1,580.0 compared to one year ago, primarily due to lower agriculture and turf retail notes driven by reduced demand for John Deere equipment in recent years. In addition, wholesale receivables decreased compared to one year ago from lower dealer inventory levels.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	May 3, 2026		November 2, 2025		April 27, 2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$649.0	1.28	$540.1	1.05	$679.7	1.29
Non-performing Receivables	688.6	1.35	581.3	1.13	712.4	1.36
Allowance for credit losses	254.4	.50	250.1	.48	251.7	.48

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

Deposits held from dealers and merchants amounted to $117.9 at May 3, 2026, compared with $124.5 at November 2, 2025 and $121.8 at April 27, 2025. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $10.9 in the second quarter and $17.9 for the first six months of 2026, compared with $9.9 and $17.8 for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	May 3, 2026		April 27, 2025
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(27.6)	(.42)	$(32.9)	(.47)
Construction and forestry	(21.1)	(1.31)	(18.4)	(1.21)
Total retail notes and financing leases	(48.7)	(.59)	(51.3)	(.60)
Revolving charge accounts	(37.6)	(3.89)	(39.9)	(4.43)
Wholesale receivables	(.1)		(1.3)	(.04)
Total write-offs	(86.4)	(.70)	(92.5)	(.72)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	3.6	.05	1.7	.02
Construction and forestry	1.6	.10	1.3	.09
Total retail notes and financing leases	5.2	.06	3.0	.04
Revolving charge accounts	11.7	1.21	8.0	.89
Total recoveries	16.9	.14	11.0	.08
Total net write-offs	$(69.5)	(.56)	$(81.5)	(.64)

	Six Months Ended
	May 3, 2026		April 27, 2025
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(47.1)	(.35)	$(54.4)	(.38)
Construction and forestry	(41.7)	(1.30)	(39.3)	(1.29)
Total retail notes and financing leases	(88.8)	(.53)	(93.7)	(.54)
Revolving charge accounts	(47.6)	(2.51)	(52.4)	(2.89)
Wholesale receivables	(.1)		(1.5)	(.02)
Total write-offs	(136.5)	(.55)	(147.6)	(.57)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	5.4	.04	3.1	.02
Construction and forestry	2.5	.08	2.1	.07
Total retail notes and financing leases	7.9	.05	5.2	.03
Revolving charge accounts	22.4	1.18	16.7	.91
Total recoveries	30.3	.12	21.9	.08
Total net write-offs	$(106.2)	(.43)	$(125.7)	(.49)

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

Key metrics and certain balance sheet data are provided in the following table:

	May 3	November 2	April 27
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$1,702.4	$1,626.1	$1,608.3
Receivables and Leases – net	56,081.8	56,938.4	57,664.5
Interest-bearing debt	51,375.9	52,001.3	52,853.7
Unused credit lines	5,946.8	7,268.0	4,866.4
Ratio of interest-bearing debt to stockholder’s equity	9.0 to 1	8.8 to 1	9.2 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Six Months Ended
	May 3	April 27
	2026	2025
Net cash provided by operating activities	$889.7	$1,142.9
Net cash provided by investing activities	459.9	1,295.1
Net cash used for financing activities	(1,310.7)	(2,456.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.3	1.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$47.2	$(16.7)

Net cash provided by investing activities during the first six months of 2026 resulted primarily from a decrease in Receivables. The aggregate net cash provided by investing and operating activities was used to decrease borrowings and pay dividends, resulting in cash outflows for financing activities.

Borrowings

Total borrowings decreased $625.4 in the first six months of 2026 and decreased $1,477.8 compared to a year ago, due to a decline in the Receivable portfolio. During the first six months of 2026, we issued $2,978.4 and retired $4,206.5 of long-term external borrowings, which primarily consisted of medium-term notes. During the first six months of 2026, we also issued $1,438.9 and retired $2,107.8 of retail note securitization borrowings and maintained an average commercial paper balance of $1,742.0. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility has an expiration in November 2026 and total capacity or “financing limit” of $2,500.0. At May 3, 2026, $1,737.7 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit were $12,288.3 at May 3, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5,500.0 expiring in the second quarter of 2027
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2029
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2031

At May 3, 2026, $5,946.8 of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs, including the availability and price of fertilizer, government farm programs, and availability of transport for crops
●	macroeconomic conditions, including unemployment, inflation, interest rate volatility, energy price increases resulting from geopolitical conflicts, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints which may impact our customers and dealers, resulting in a higher provision for credit losses and increased write-offs
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and contested tariffs announced by the U.S. government and retaliatory trade regulations, which may impact us by reducing demand for John Deere equipment and our financing products, and could lead to a higher provision for credit losses, losses on leased equipment, and negatively affect our borrowing costs and access to capital
●	political, economic, and social instability in the geographies in which we and John Deere operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for John Deere’s equipment
●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products
●	John Deere dealers’ practices and their ability to manage new and used inventory, distribute John Deere products and to provide support and service for precision technology solutions
●	the ability to attract, develop, engage, and retain qualified employees
●	John Deere’s and our ability to execute business strategies, including John Deere’s Smart Industrial Operating Model and refined Leap Ambitions
●	negative claims or publicity that damage John Deere’s or our reputation or brand
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements, which could impact access to funding
●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases

●	John Deere’s and our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for John Deere products and solutions, including our financing solutions
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in John Deere’s supply chain, including those arising from geopolitical conflicts
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	investigations, claims, lawsuits, or other legal proceedings

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 3, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.1*	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

3.2*	Bylaws, as amended (Exhibit 3.2 to Form 10-K of the registrant for the year ended October 31, 1999, Securities and Exchange Commission file number 1-6458*)

10.1

364-Day Credit Agreement, dated March 23, 2026, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan Se, as Administrative Agents, and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents

10.2

2029 Credit Agreement, dated March 23, 2026, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan Se, as Administrative Agents, and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents

10.3

2031 Credit Agreement, dated March 23, 2026, among the registrant, Deere & Company, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan Se, as Administrative Agents, and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents

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

JOHN DEERE CAPITAL CORPORATION

Date:	May 28, 2026	By:	/s/ Brent Norwood

Brent Norwood
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)