Form 10-Q
period 2026-08-02
DEERE JOHN CAPITAL CORP
filed 2026-08-27
CIK 27673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2026

or

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

At August 27, 2026, 2,500 shares of common stock, without par value, of the registrant were outstanding, all of which were owned by John Deere Financial Services, Inc., a wholly-owned subsidiary of Deere & Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Revenues
Finance income earned on retail notes	$492.7	$505.9	$1,501.4	$1,518.1
Lease revenues	302.4	296.3	899.9	870.5
Revolving charge account income	131.6	132.9	356.0	357.1
Finance income earned on wholesale receivables	219.3	249.6	628.8	730.2
Other income	45.8	48.2	131.5	145.8
Total revenues	1,191.8	1,232.9	3,517.6	3,621.7
Expenses
Interest expense	535.0	614.2	1,620.4	1,864.8
Operating expenses:
Depreciation of equipment on operating leases	187.4	184.2	558.5	541.4
Administrative and operating expenses	125.7	113.1	339.6	331.5
Fees and interest paid to John Deere	54.5	37.3	154.8	96.0
Provision for credit losses	74.9	71.2	186.4	221.6
Total operating expenses	442.5	405.8	1,239.3	1,190.5
Total expenses	977.5	1,020.0	2,859.7	3,055.3
Income of Consolidated Group before Income Taxes	214.3	212.9	657.9	566.4
Provision for income taxes	43.2	55.0	139.4	126.9
Income of Consolidated Group	171.1	157.9	518.5	439.5
Equity in income of unconsolidated affiliate	2.5	1.3	5.4	3.1
Net Income	173.6	159.2	523.9	442.6
Less: Net income (loss) attributable to noncontrolling interests		(.1)	.4	.2
Net Income Attributable to the Company	$173.6	$159.3	$523.5	$442.4

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025

Net Income	$173.6	$159.2	$523.9	$442.6

Other Comprehensive Income (Loss), Net of Income Taxes
Cumulative translation adjustment	(16.6)	27.3	15.2	55.6
Unrealized gain (loss) on derivatives	12.3	7.4	26.9	(3.5)
Unrealized gain (loss) on debt securities	(.1)		.3	.3
Other Comprehensive Income (Loss), Net of Income Taxes	(4.4)	34.7	42.4	52.4

Comprehensive Income	169.2	193.9	566.3	495.0
Less: Comprehensive income (loss) attributable to noncontrolling interests		(.1)	.4	.2
Comprehensive Income Attributable to the Company	$169.2	$194.0	$565.9	$494.8

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in millions)

	August 2	November 2	July 27
	2026	2025	2025
Assets
Cash and cash equivalents	$1,983.7	$1,619.3	$1,620.5
Marketable securities	3.3	6.8	6.5
Receivables:
Retail notes	24,695.7	25,786.5	24,422.7
Retail notes securitized	6,353.5	6,870.8	7,995.2
Revolving charge accounts	5,047.5	4,677.0	4,709.4
Wholesale receivables	13,822.8	12,655.9	14,480.9
Financing leases	1,678.9	1,658.8	1,577.5
Total receivables	51,598.4	51,649.0	53,185.7
Allowance for credit losses	(256.0)	(250.1)	(247.2)
Total receivables – net	51,342.4	51,398.9	52,938.5
Other receivables	153.2	159.8	176.4
Receivables from John Deere	141.0	264.4	279.0
Equipment on operating leases – net	5,417.7	5,539.5	5,433.6
Notes receivable from related parties	271.3	392.0	510.6
Investment in unconsolidated affiliate	61.8	56.8	56.3
Deferred income taxes	35.3	34.9	32.1
Other assets	520.8	518.2	524.6
Total Assets	$59,930.5	$59,990.6	$61,578.1

Liabilities and Stockholder’s Equity
Short-term external borrowings:
Commercial paper and other notes payable	$3,658.9	$1,380.9	$2,086.3
Securitization borrowings	6,093.8	6,595.4	7,609.6
Current maturities of long-term external borrowings	8,592.0	8,270.5	8,178.3
Total short-term external borrowings	18,344.7	16,246.8	17,874.2
Notes payable to John Deere	5,139.2	4,452.6	3,343.1
Other payables to John Deere	359.5	279.1	376.3
Accounts payable and accrued expenses	1,207.6	1,272.1	1,156.4
Deposits held from dealers and merchants	115.8	124.5	116.3
Deferred income taxes	307.9	382.5	424.0
Long-term external borrowings	28,638.4	31,301.9	32,400.6
Total liabilities	54,113.1	54,059.5	55,690.9
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, without par value (issued and outstanding – 2,500 shares owned by John Deere Financial Services, Inc.)	2,292.8	2,292.8	2,292.8
Retained earnings	3,571.0	3,727.5	3,687.0
Accumulated other comprehensive loss	(48.1)	(90.5)	(93.8)
Total Company stockholder’s equity	5,815.7	5,929.8	5,886.0
Noncontrolling interests	1.7	1.3	1.2
Total stockholder’s equity	5,817.4	5,931.1	5,887.2
Total Liabilities and Stockholder’s Equity	$59,930.5	$59,990.6	$61,578.1

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Consolidated Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended
	August 2	July 27
	2026	2025
Cash Flows from Operating Activities:
Net income	$523.9	$442.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	186.4	221.6
Depreciation and amortization	574.2	558.8
Provision (credit) for deferred income taxes	(83.0)	136.9
Change in accounts payable and accrued expenses	(67.2)	(64.6)
Change in accrued income taxes payable/receivable	(17.5)	(27.2)
Other	73.8	194.8
Net cash provided by operating activities	1,190.6	1,462.9

Cash Flows from Investing Activities:
Cost of receivables acquired (excluding wholesale)	(17,552.0)	(17,258.0)
Collections of receivables (excluding wholesale)	18,482.8	18,461.2
Increase in wholesale receivables – net	(1,110.7)	(228.1)
Cost of equipment on operating leases acquired	(1,399.4)	(1,462.2)
Proceeds from sales of equipment on operating leases	952.5	932.8
Cost of notes receivable acquired from John Deere and other related parties	(78.6)	(92.1)
Collections of notes receivable from John Deere and other related parties	197.1	157.8
Other	14.7	26.7
Net cash provided by (used for) investing activities	(493.6)	538.1

Cash Flows from Financing Activities:
Increase (decrease) in commercial paper and other notes payable – net (original maturities of three months or less)	2,777.0	(1,126.2)
Decrease in securitization borrowings – net	(501.9)	(822.3)
Increase in short-term borrowings with John Deere – net	693.6	551.2
Proceeds from external borrowings issued (original maturities greater than three months)	4,421.2	6,339.5
Payments of external borrowings (original maturities greater than three months)	(7,052.0)	(6,019.8)
Dividends paid	(680.0)	(835.0)
Debt issuance costs	(25.6)	(20.2)
Net cash used for financing activities	(367.7)	(1,932.8)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	.7	8.5
Net Increase in Cash, Cash Equivalents, and Restricted Cash	330.0	76.7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,852.8	1,787.0
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,182.8	$1,863.7

Components of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents	$1,983.7	$1,620.5
Restricted cash*	199.1	243.2
Total Cash, Cash Equivalents, and Restricted Cash	$2,182.8	$1,863.7

* Restricted cash is reported in “Other assets” on the consolidated balance sheets and primarily relates to the securitization of receivables (see Note 5) and cash that is legally restricted as to withdrawal or usage.

See Condensed Notes to Interim Consolidated Financial Statements.

John Deere Capital Corporation and Subsidiaries

Statements of Changes in Consolidated Stockholder’s Equity

For the Three and Nine Months Ended August 2, 2026 and July 27, 2025

(Unaudited)

(in millions)

		Company Stockholder
				Accumulated
	Total			Other
	Stockholder’s	Common	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Earnings	Income (Loss)	Interests

Three Months Ended July 27, 2025
Balance April 27, 2025	$5,763.3	$2,292.8	$3,597.7	$(128.5)	$1.3
Net income (loss)	159.2		159.3		(.1)
Other comprehensive income	34.7			34.7
Dividends paid	(70.0)		(70.0)
Balance July 27, 2025	$5,887.2	$2,292.8	$3,687.0	$(93.8)	$1.2

Nine Months Ended July 27, 2025
Balance October 27, 2024	$6,227.2	$2,292.8	$4,079.6	$(146.2)	$1.0
Net income	442.6		442.4		.2
Other comprehensive income	52.4			52.4
Dividends paid	(835.0)		(835.0)
Balance July 27, 2025	$5,887.2	$2,292.8	$3,687.0	$(93.8)	$1.2

Three Months Ended August 2, 2026
Balance May 3, 2026	$5,698.2	$2,292.8	$3,447.4	$(43.7)	$1.7
Net income	173.6		173.6
Other comprehensive loss	(4.4)			(4.4)
Dividends paid	(50.0)		(50.0)
Balance August 2, 2026	$5,817.4	$2,292.8	$3,571.0	$(48.1)	$1.7

Nine Months Ended August 2, 2026
Balance November 2, 2025	$5,931.1	$2,292.8	$3,727.5	$(90.5)	$1.3
Net income	523.9		523.5		.4
Other comprehensive income	42.4			42.4
Dividends paid	(680.0)		(680.0)
Balance August 2, 2026	$5,817.4	$2,292.8	$3,571.0	$(48.1)	$1.7

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal years 2026 and 2025 were August 2, 2026, and July 27, 2025, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Fiscal year 2025 contained 53 weeks with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending near the end of October and the associated periods in those fiscal years.

We are the primary beneficiary of and consolidate certain variable interest entities (VIEs) that are special purpose entities (SPEs) related to the securitization of receivables. See Note 5 for more information on these SPEs.

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

(3)OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Cumulative translation adjustment	$(58.5)	$(73.7)	$(58.4)
Unrealized gain (loss) on derivatives	10.6	(16.3)	(34.8)
Unrealized loss on debt securities	(.2)	(.5)	(.6)
Accumulated other comprehensive loss	$(48.1)	$(90.5)	$(93.8)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
Three Months Ended August 2, 2026
Cumulative translation adjustment	$(16.6)		$(16.6)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15.2	$(3.1)	12.1
Reclassification of realized (gain) loss to Interest expense	.2		.2
Net unrealized gain (loss) on derivatives	15.4	(3.1)	12.3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(.1)		(.1)
Total other comprehensive income (loss)	$(1.3)	$(3.1)	$(4.4)

Nine Months Ended August 2, 2026
Cumulative translation adjustment	$15.2		$15.2
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	30.4	$(6.4)	24.0
Reclassification of realized (gain) loss to Interest expense	3.7	(.8)	2.9
Net unrealized gain (loss) on derivatives	34.1	(7.2)	26.9
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.4	(.1)	.3
Total other comprehensive income (loss)	$49.7	$(7.3)	$42.4

Three Months Ended July 27, 2025
Cumulative translation adjustment	$27.3		$27.3
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	6.8	$(1.5)	5.3
Reclassification of realized (gain) loss to Interest expense	2.6	(.5)	2.1
Net unrealized gain (loss) on derivatives	9.4	(2.0)	7.4
Total other comprehensive income (loss)	$36.7	$(2.0)	$34.7

Nine Months Ended July 27, 2025
Cumulative translation adjustment	$55.6		$55.6
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3.1	$(.6)	2.5
Reclassification of realized (gain) loss to Interest expense	(7.6)	1.6	(6.0)
Net unrealized gain (loss) on derivatives	(4.5)	1.0	(3.5)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	.5	(.2)	.3
Total other comprehensive income (loss)	$51.6	$.8	$52.4

(4) RECEIVABLES

Credit Quality

We monitor the credit quality of Receivables based on delinquency status, defined as follows:

●	Past due balances represent Receivables still accruing finance income with any payments 30 days or more past the contractual payment due date.
●	Non-performing Receivables represent Receivables for which we have stopped accruing finance income, which generally occurs when Customer Receivables are 90 days delinquent and when interest-bearing wholesale receivables become 60 days delinquent. Accrued finance income and lease revenue previously recognized on non-performing Receivables is reversed and subsequently recognized on a cash basis. Accrual of finance income and lease revenue is resumed when the receivable becomes contractually current and collections are reasonably assured.

Accrued finance income and lease revenue reversed on non-performing Receivables, and finance income and lease revenue recognized from cash payments on non-performing Receivables, were as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Accrued finance income and lease revenue reversed	$13.1	$11.1	$42.7	$45.4
Finance income and lease revenue recognized on cash payments	14.9	15.7	43.6	41.1

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

The credit quality and aging analysis of Customer Receivables by year of origination was as follows:

	August 2, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$7,114.9	$7,561.6	$5,409.4	$3,230.7	$1,645.1	$590.5	$4,866.3	$30,418.5
30-59 days past due	29.4	64.2	57.0	33.8	16.2	7.3	32.3	240.2
60-89 days past due	7.9	31.2	25.3	13.4	6.5	2.7	8.9	95.9
90+ days past due	.3	1.1	.8	1.2	.2	.1		3.7
Non-performing	14.2	103.9	111.0	79.1	39.1	24.3	11.6	383.2
Construction and forestry
Current	2,162.2	2,035.8	1,142.0	498.0	166.8	25.2	120.9	6,150.9
30-59 days past due	35.9	53.5	30.0	17.9	6.7	2.1	4.6	150.7
60-89 days past due	16.2	23.5	14.8	8.9	2.5	1.1	1.7	68.7
90+ days past due		.5	.1					.6
Non-performing	20.3	66.7	81.0	57.2	22.1	14.7	1.2	263.2
Total	$9,401.3	$9,942.0	$6,871.4	$3,940.2	$1,905.2	$668.0	$5,047.5	$37,775.6

Write-offs for the nine months ended August 2, 2026:
Agriculture and turf	$1.2	$20.7	$25.3	$17.0	$6.9	$3.9	$77.1	$152.1
Construction and forestry	3.4	22.9	20.5	15.8	4.4	1.8	4.9	73.7
Total	$4.6	$43.6	$45.8	$32.8	$11.3	$5.7	$82.0	$225.8

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$10,793.0	$7,561.2	$4,784.4	$2,755.4	$1,228.4	$260.0	$4,489.1	$31,871.5
30-59 days past due	33.0	65.9	53.1	34.8	14.5	5.9	33.9	241.1
60-89 days past due	11.7	30.7	22.4	11.2	6.9	2.2	9.0	94.1
90+ days past due	.5	1.8	.4	.8	2.2	.5		6.2
Non-performing	38.8	97.2	89.0	51.6	28.1	15.6	13.5	333.8
Construction and forestry
Current	2,774.6	1,726.0	888.1	392.5	108.6	9.1	124.1	6,023.0
30-59 days past due	38.8	42.0	27.4	11.6	3.6	1.3	4.6	129.3
60-89 days past due	19.2	13.3	11.7	6.3	1.5	.7	1.7	54.4
90+ days past due	.2	.8			.3			1.3
Non-performing	27.5	80.6	70.6	34.1	17.5	7.0	1.1	238.4
Total	$13,737.3	$9,619.5	$5,947.1	$3,298.3	$1,411.6	$302.3	$4,677.0	$38,993.1

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$5.0	$29.3	$33.0	$19.1	$6.7	$6.2	$99.9	$199.2
Construction and forestry	7.2	32.4	26.2	10.3	2.7	1.6	7.3	87.7
Total	$12.2	$61.7	$59.2	$29.4	$9.4	$7.8	$107.2	$286.9

	July 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Customer Receivables:
Agriculture and turf
Current	$7,559.2	$8,807.5	$5,518.6	$3,245.3	$1,558.6	$447.7	$4,520.9	$31,657.8
30-59 days past due	41.1	79.2	55.5	29.9	16.0	5.6	41.9	269.2
60-89 days past due	18.3	43.3	27.1	19.3	7.9	2.4	11.2	129.5
90+ days past due	.5	4.4	.7	.6	2.5	.5		9.2
Non-performing	11.9	106.8	109.8	63.4	33.0	20.6	13.5	359.0
Construction and forestry
Current	2,005.9	1,932.3	1,051.4	499.2	162.9	20.9	114.1	5,786.7
30-59 days past due	33.8	65.0	38.5	16.1	5.7	1.7	4.2	165.0
60-89 days past due	16.4	24.0	15.0	5.6	2.6	1.7	1.8	67.1
90+ days past due		.6	.2	.3	.1	.3		1.5
Non-performing	16.7	85.4	81.0	43.9	22.3	8.7	1.8	259.8
Total	$9,703.8	$11,148.5	$6,897.8	$3,923.6	$1,811.6	$510.1	$4,709.4	$38,704.8

Write-offs for the nine months ended July 27, 2025:
Agriculture and turf	$2.5	$23.5	$26.6	$14.4	$4.8	$4.8	$95.0	$171.6
Construction and forestry	2.1	25.3	22.1	7.6	1.9	1.3	5.5	65.8
Total	$4.6	$48.8	$48.7	$22.0	$6.7	$6.1	$100.5	$237.4

The credit quality and aging analysis of wholesale receivables was as follows:

	August 2	November 2	July 27
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$10,376.7	$9,427.4	$11,274.6
30-59 days past due	5.0	5.2	1.1
60-89 days past due	1.0		.2
90+ days past due	.9	.6	.3
Non-performing	5.4	9.1	26.3
Construction and forestry
Current	3,425.3	3,205.7	3,163.4
30-59 days past due	3.3	1.1	3.4
60-89 days past due	1.2	1.1	2.0
90+ days past due	4.0	5.7	9.6
Total	$13,822.8	$12,655.9	$14,480.9

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

An analysis of the allowance for credit losses and investment in Receivables was as follows:

	Three Months Ended August 2, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$231.9	$6.9	$15.6	$254.4
Provision for credit losses*	52.7	23.0	.1	75.8
Write-offs	(55.0)	(34.4)		(89.4)
Recoveries	3.5	11.9		15.4
Translation adjustments	(.2)	.1	(.1)	(.2)
End of period balance	$232.9	$7.5	$15.6	$256.0

	Nine Months Ended August 2, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$225.1	$7.4	$17.6	$250.1
Provision (credit) for credit losses*	139.8	47.8	(2.1)	185.5
Write-offs	(143.8)	(82.0)	(.1)	(225.9)
Recoveries	11.4	34.3		45.7
Translation adjustments	.4		.2	.6
End of period balance	$232.9	$7.5	$15.6	$256.0

Receivables:
End of period balance	$32,728.1	$5,047.5	$13,822.8	$51,598.4

	Three Months Ended July 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$214.8	$12.0	$24.9	$251.7
Provision (credit) for credit losses*	43.6	33.0	(5.1)	71.5
Write-offs	(43.2)	(48.1)	(2.0)	(93.3)
Recoveries	5.2	11.0		16.2
Translation adjustments	.3		.8	1.1
End of period balance	$220.7	$7.9	$18.6	$247.2

	Nine Months Ended July 27, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale	Total
	Leases	Accounts	Receivables	Receivables
Allowance for credit losses:
Beginning of period balance	$192.4	$7.6	$27.5	$227.5
Provision (credit) for credit losses*	154.6	73.2	(7.2)	220.6
Write-offs	(136.9)	(100.5)	(3.5)	(240.9)
Recoveries	10.4	27.7		38.1
Translation adjustments	.2	(.1)	1.8	1.9
End of period balance	$220.7	$7.9	$18.6	$247.2

Receivables:
End of period balance	$33,995.4	$4,709.4	$14,480.9	$53,185.7

* Excludes provision (credit) for credit losses on unfunded commitments of $(.9) and $.9 for the three and nine months ended August 2, 2026, respectively, and $(.3) and $1.0 for the three and nine months ended July 27, 2025, respectively. The estimated credit losses related to unfunded commitments are recorded in “Accounts payable and accrued expenses.”

The allowance for credit losses remained relatively flat in the third quarter of 2026 and increased slightly in the first nine months of 2026 due to higher expected losses on construction retail accounts. We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural cycle and global trade policies, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

Recoveries from freestanding credit enhancements recorded in “Other income” were $13.8 for the third quarter and $31.7 for the first nine months of 2026, compared with $7.3 and $25.1 for the same periods last year, respectively.

Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we generally evaluate the ability of the customer to meet the modified payment terms. Finance charges continue to accrue during the deferral or extension period except for modifications related to bankruptcy or similar proceedings. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

The ending amortized cost of Receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Modified Receivables	$44.0	$43.1	$144.1	$104.2
Percentage of Receivable portfolio	.09%	.08%	.28%	.20%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	Nine Months Ended
	August 2	July 27
	2026	2025
Payment deferral	5	7
Term extension	11	11
Combination modifications
Payment deferral	10	6
Term extension	21	9

We continue to monitor the performance of Receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of Receivables modified during the prior twelve months ended August 2, 2026, and July 27, 2025, were as follows:

	August 2	July 27
	2026	2025
Current	$161.0	$105.3
30-59 days past due	5.0	4.8
60-89 days past due	2.1	3.4
90+ days past due	.1	1.4
Non-performing	20.4	12.4
Total	$188.6	$127.3

Defaults and subsequent write-offs of Receivables modified in the prior twelve months were not significant during the nine months ended August 2, 2026, and July 27, 2025. In addition, at August 2, 2026, commitments to provide additional financing to these customers were not significant.

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

The components of the securitization programs were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Retail notes securitized	$6,353.5	$6,870.8	$7,995.2
Allowance for credit losses	(39.6)	(41.0)	(48.2)
Other assets*	172.8	173.5	182.5
Total restricted securitized assets	$6,486.7	$7,003.3	$8,129.5

Securitization borrowings	$6,093.8	$6,595.4	$7,609.6
Accrued interest on borrowings	12.2	15.1	11.5
Total liabilities related to restricted securitized assets	$6,106.0	$6,610.5	$7,621.1

* Primarily restricted cash of $143.9, $161.8, and $165.4 at August 2, 2026, November 2, 2025, and July 27, 2025, respectively.

(6) LEASES

We lease John Deere equipment and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing leases” and operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us were as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Sales-type and direct financing lease revenues	$30.1	$30.0	$87.3	$86.0
Operating lease revenues	268.4	262.7	801.0	773.6
Variable lease revenues	4.7	4.4	15.0	13.3
Total lease revenues	$303.2	$297.1	$903.3	$872.9

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in “Other income” and were $.8 and $3.4 for the three and nine months ended August 2, 2026, respectively, compared with $.8 and $2.4 for the same periods last year, respectively.

The cost of equipment on operating leases by market and residual values were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Agriculture and turf	$5,994.2	$6,046.7	$5,922.2
Construction and forestry	885.5	908.5	911.4
Total	6,879.7	6,955.2	6,833.6
Accumulated depreciation	(1,462.0)	(1,415.7)	(1,400.0)
Equipment on operating leases – net	$5,417.7	$5,539.5	$5,433.6
Operating lease residual values	$3,816.0	$3,899.1	$3,836.7
First-loss residual value guarantees	721.4	756.9	738.8

We discuss options to purchase the equipment or extend the lease prior to operating lease maturity with lessees and dealers. We remarket equipment returned to us upon termination of leases. The matured operating lease inventory balances at August 2, 2026, November 2, 2025, and July 27, 2025, were $29.7, $20.2, and $27.2, respectively. Matured operating lease inventory is reported in “Other assets.”

(7) NOTES RECEIVABLE FROM AND PAYABLE TO JOHN DEERE AND RELATED PARTIES

In February 2025, John Deere completed a transaction with Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of Banco John Deere S.A. (BJD), a former John Deere finance subsidiary in Brazil. We provide loans to BJD, which are reported in “Notes receivable from related parties.”

Balances due from BJD were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Notes receivable from related parties	$271.3	$392.0	$510.6

The loan agreements mature over the next seven years and charge interest at competitive market rates. Interest earned from BJD is recorded in “Other income” and was $3.8 for the third quarter and $13.9 for the first nine months of 2026, compared with $9.0 and $29.6 for the same periods last year, respectively.

We also obtain funding from affiliated companies which resulted in notes payable to John Deere as follows:

	August 2	November 2	July 27
	2026	2025	2025
Notes payable to John Deere	$5,139.2	$4,452.6	$3,343.1

The related party borrowings are short-term in nature or contain a due on demand call option. We pay interest to John Deere for these borrowings based on competitive market rates. Interest expense paid to John Deere was $43.0 for the third quarter and $108.4 for the first nine months of 2026 compared with $20.7 and $51.5 for the same periods last year, respectively, which is recorded in “Fees and interest paid to John Deere.”

(8) LONG-TERM EXTERNAL BORROWINGS

Long-term external borrowings consisted of the following:

	August 2	November 2	July 27
	2026	2025	2025
Medium-term notes	$28,719.4	$31,394.0	$32,499.4
Finance lease obligations	.2	.2	.1
Debt issuance costs and debt discounts	(81.2)	(92.3)	(98.9)
Total	$28,638.4	$31,301.9	$32,400.6

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $29,192.8, $31,595.1, and $32,766.6 at August 2, 2026, November 2, 2025, and July 27, 2025, respectively. All outstanding medium-term notes are senior unsecured borrowings and generally rank equally with each other. The medium-term notes in the table above include unamortized fair value adjustments related to interest rate swaps.

(9) COMMITMENTS AND CONTINGENCIES

We provide guarantees related to certain financial instruments issued by John Deere Financial Inc. (JDFI), a John Deere finance subsidiary in Canada. At August 2, 2026, the following notional amounts were guaranteed by us:

●	Medium-term notes: $2,854.8
●	Commercial paper: $3,368.0
●	Derivatives: $5,150.2, with a fair value liability of $63.2
●	Uncommitted revolving demand credit facility: $356.9, with no borrowings outstanding

The weighted-average interest rate on the medium-term notes at August 2, 2026 was 4.0% with a maximum remaining maturity of three years.

We have commitments to extend credit to customers and John Deere dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for our Receivables and Leases, and generally have the right to unconditionally cancel, alter, or amend the terms at any time. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The unused commitments at August 2, 2026 were as follows:

●	John Deere dealers: $12,305.6
●	Customers: $33,306.7, primarily related to revolving charge accounts

We had a reserve for credit losses of $6.3 on unfunded commitments that are not unconditionally cancellable at August 2, 2026, which is recorded in “Accounts payable and accrued expenses.”

At August 2, 2026, we had restricted other assets associated with borrowings related to securitizations (see Note 5). Excluding the securitization programs, the remaining balance of restricted other assets was $55.2 as of August 2, 2026, and was primarily cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions, the most prevalent of which relate to retail credit matters. Currently, we believe the reasonably possible range of losses, if any, for unresolved legal actions would not have a material effect on our consolidated financial statements.

(10) FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below:

	August 2, 2026		November 2, 2025		July 27, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Receivables financed – net	$45,028.5	$44,943.2	$44,569.1	$44,730.6	$44,991.5	$45,064.1
Retail notes securitized – net	6,313.9	6,291.2	6,829.8	6,853.5	7,947.0	7,926.6
Notes receivable from related parties	271.3	272.3	392.0	400.6	510.6	522.4
Securitization borrowings	6,093.8	6,101.3	6,595.4	6,629.9	7,609.6	7,636.9
Current maturities of long-term external borrowings	8,592.0	8,626.2	8,270.5	8,292.3	8,178.3	8,183.7
Long-term external borrowings	28,638.4	28,789.3	31,301.9	31,712.5	32,400.6	32,597.7

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Marketable securities
International debt securities	$3.3	$6.8	$6.5
Receivables from John Deere
Derivatives	141.0	264.4	279.0
Other assets
Derivatives	.8	5.0	1.3
Total assets	$145.1	$276.2	$286.8

Other payables to John Deere
Derivatives	$359.5	$279.1	$376.3
Accounts payable and accrued expenses
Derivatives	16.6	5.5	7.2
Total liabilities	$376.1	$284.6	$383.5

All fair value measurements in the table above were Level 2. Excluded from the table above were our cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of time deposits.

The international debt securities mature over the next four years. At August 2, 2026, the amortized cost basis and fair value of these available-for-sale debt securities were $3.5 and $3.3, respectively.

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

The fair values of our derivative instruments and the associated notional amounts are presented in the table below:

	August 2, 2026			November 2, 2025			July 27, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability	Notional	Asset	Liability
Cash flow hedges:
Interest rate contracts - swaps	$3,225.0	$12.6	$4.3	$2,675.0		$20.9	$2,475.0	$.5	$28.9

Fair value hedges:
Interest rate contracts - swaps	10,002.6	26.0	304.2	10,929.0	$150.5	219.1	13,203.2	138.2	313.7
Cross-currency interest rate contracts	1,558.0	47.3	7.8	1,558.0	91.4	10.6	974.5	101.3

Not designated as hedging instruments:
Interest rate contracts - swaps	7,789.7	38.4	17.4	7,073.2	17.6	20.2	8,069.4	28.6	21.2
Foreign currency exchange contracts	1,630.8	.8	16.6	1,554.1	5.0	5.5	1,521.9	1.3	7.2
Cross-currency interest rate contracts	135.4		9.1	131.9	2.3	5.7	141.2	3.6	5.7
Interest rate caps - sold	1,883.8		16.7	1,650.8		2.6	1,821.2		6.8
Interest rate caps - purchased	1,883.8	16.7		1,650.8	2.6		1,821.2	6.8

The amount of gain recorded in other comprehensive income (OCI) related to cash flow hedges at August 2, 2026 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $7.5 after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged items.

		Cumulative
	Carrying	Fair Value
	Amount of	Hedging
August 2, 2026	Hedged Items	Amounts
Current maturities of long-term external borrowings	$2,845.7	$(24.3)
Long-term external borrowings	24,475.6	(473.4)

November 2, 2025
Current maturities of long-term external borrowings	$2,891.2	$(29.2)
Long-term external borrowings	24,089.0	(201.1)

July 27, 2025
Current maturities of long-term external borrowings	$2,251.9	$(21.9)
Long-term external borrowings	24,457.6	(267.2)

The above table includes carrying amounts of current maturities of long-term external borrowings of $2,500.0, $2,544.2, and $2,251.9 and long-term external borrowings of $13,572.3, $11,963.1, and $10,395.9 at August 2, 2026, November 2, 2025, and July 27, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of current maturities of long-term external borrowings of $(24.2), $(29.5), and $(21.9) and long-term external borrowings of $(150.0), $(184.7), and $(129.8) at August 2, 2026, November 2, 2025, and July 27, 2025, respectively.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Fair value hedges
Interest rate contracts – Interest expense *	$(235.7)	$(49.9)	$(413.6)	$36.7

Cash flow hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$15.2	$6.8	$30.4	$3.1
Reclassified from OCI:
Interest rate contracts – Interest expense	(.2)	(2.6)	(3.7)	7.6

Not designated as hedges
Interest rate contracts – Interest expense *	$.6	$7.9	$6.6	$(8.7)
Foreign currency exchange contracts – Administrative and operating expenses *	27.1	(47.6)	(93.2)	27.5
Total not designated	$27.7	$(39.7)	$(86.6)	$18.8

* Includes interest and foreign currency exchange gains (losses) from cross-currency interest rate contracts.

Included in the table above are interest expense and administrative and operating expense amounts we incurred on derivatives transacted with John Deere. The amounts we recognized on these related party transactions were gains (losses) of $(236.2) and $(420.4) for the three and nine months ended August 2, 2026, respectively, and $(52.5) and $25.0 for the three and nine months ended July 27, 2025, respectively.

None of our derivative agreements contain credit-risk-related contingent features. We have a loss-sharing agreement with John Deere in which we have agreed to absorb any losses and expenses John Deere incurs if an unrelated external counterparty fails to meet its obligations on a derivative transaction that John Deere entered into to manage our exposures. The loss-sharing agreement did not increase the maximum amount of loss that we would incur, after considering collateral received and netting arrangements, as of August 2, 2026, November 2, 2025, and July 27, 2025.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities for external derivatives and those with John Deere related to netting arrangements and any collateral received or paid were as follows:

	August 2, 2026
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$.8	$(.5)		$.3
John Deere	141.0	(77.5)		63.5
Liabilities
External	16.6	(.5)		16.1
John Deere	359.5	(77.5)		282.0

	November 2, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$5.0	$(1.6)		$3.4
John Deere	264.4	(237.3)		27.1
Liabilities
External	5.5	(1.6)		3.9
John Deere	279.1	(237.3)		41.8

	July 27, 2025
	Gross Amounts Recognized	Netting Arrangements	Collateral	Net Amount
Derivatives:
Assets
External	$1.3	$(1.0)		$.3
John Deere	279.0	(213.0)		66.0
Liabilities
External	7.2	(1.0)		6.2
John Deere	376.3	(213.0)		163.3

(12)SUBSEQUENT EVENT

On August 24, 2026, Capital Corporation declared a $60 dividend to be paid to JDFS on September 10, 2026. JDFS, in turn, declared a $60 dividend to Deere & Company, also payable on September 10, 2026.

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

John Deere Outlook for 2026

John Deere’s overall net sales are expected to increase in 2026 compared to 2025, with the anticipated decline in Production & Precision Agriculture sales more than offset by improvements in Construction & Forestry and Small Agriculture & Turf.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels as elevated farm input costs, commodity price volatility, and ongoing market uncertainty continue to pressure demand for equipment.

●	John Deere expects small agriculture and turf equipment sales to be flat to up slightly in the U.S. and Canada. Solid margins in the dairy and livestock sector and steady demand in residential and commercial mowing continue to support the outlook.
●	In Europe, the industry is forecasted to be flat. While elevated input costs and challenging weather conditions are pressuring crop farming margins, favorable dairy market margins are expected to continue to provide ongoing support to overall industry demand.
●	Demand in South America is expected to decrease. Elevated production costs and high interest rates are pressuring farm profitability and impacting equipment demand.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for construction and compact construction equipment are projected to be higher compared to 2025. Favorable industry fundamentals are supported by infrastructure, data center, and energy-related projects, as well as continued investment in rental fleets.
●	Global forestry markets are expected to decrease due to continued pressure from subdued residential construction demand and lower log and lumber prices.
●	Global roadbuilding markets are forecasted to be up compared to 2025 driven by increased road construction investment across multiple geographies.

Company Trends

Our net income for fiscal year 2026 is expected to be flat with fiscal year 2025 with lower average portfolio balances offset by favorable financing spreads, a lower provision for credit losses, and favorable derivative valuation adjustments.

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

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	slower economic growth and inflation
●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, positions on government subsidies of farming, and changes in energy prices
●	input costs, including the availability and price of fertilizers as a result of the conflict in the Middle East
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair and agriculture data privacy regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	John Deere’s and our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in John Deere’s supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities

2026 COMPARED WITH 2025

The total revenues and net income attributable to the Company were as follows:

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
	2026	2025	Change	2026	2025	Change
Total revenues	$1,191.8	$1,232.9	(3)	$3,517.6	$3,621.7	(3)
Net income attributable to the Company	173.6	159.3	9	523.5	442.4	18

Total revenues for the third quarter and first nine months of 2026 decreased slightly compared to the same periods in 2025 primarily due to a 3% decrease in average portfolio balances. Net income for the quarter was higher than the same period in 2025, driven by favorable financing spreads and discrete tax items, partially offset by the impact of a lower average portfolio and favorable derivative valuation adjustments in the third quarter of 2025. Net income for the first nine months of 2026 was higher than the prior year period due to favorable financing spreads, a lower provision for credit losses, and favorable derivative valuation adjustments, partially offset by the impact of a lower average portfolio.

Revenues

Finance income, lease revenues, and other income earned by us were as follows:

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
	2026	2025	Change	2026	2025	Change
Finance income earned on:
Retail notes	$492.7	$505.9	(3)	$1,501.4	$1,518.1	(1)
Revolving charge accounts	131.6	132.9	(1)	356.0	357.1
Wholesale receivables	219.3	249.6	(12)	628.8	730.2	(14)
Lease revenues	302.4	296.3	2	899.9	870.5	3
Other income	45.8	48.2	(5)	131.5	145.8	(10)

Finance income earned on Receivables decreased in the third quarter and first nine months of 2026 compared to 2025, driven by lower average portfolio balances. Lease revenues increased slightly due to higher average portfolio balances and financing rates.

Other income decreased in the third quarter and first nine months of 2026 compared to 2025 primarily due to lower interest income from John Deere and other related parties.

Revenues earned from John Deere totaled $252.4 for the third quarter and $696.2 for the first nine months of 2026, compared with $252.2 and $715.0 for the same periods last year, respectively. The decrease in the first nine months of 2026 compared to 2025 was primarily driven by lower subsidies earned from John Deere on retail notes and lower interest income on notes receivable from John Deere, which was partially offset by increased compensation earned from John Deere on wholesale receivables. Revenues earned from John Deere are included in each of the revenue amounts discussed above.

Expenses

Expenses incurred by us were as follows:

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
	2026	2025	Change	2026	2025	Change
Interest expense	$535.0	$614.2	(13)	$1,620.4	$1,864.8	(13)
Depreciation of equipment on operating leases	187.4	184.2	2	558.5	541.4	3
Administrative and operating expenses	125.7	113.1	11	339.6	331.5	2
Fees and interest paid to John Deere	54.5	37.3	46	154.8	96.0	61
Provision for credit losses	74.9	71.2	5	186.4	221.6	(16)
Provision for income taxes	43.2	55.0	(21)	139.4	126.9	10

The decrease in interest expense for the third quarter and first nine months of 2026 was due to lower average external borrowings and lower average borrowing rates.

Depreciation of equipment on operating leases increased slightly in the third quarter and first nine months of 2026 primarily due to higher average balances of equipment on operating leases.

Administrative and operating expenses increased in the third quarter of 2026 compared to the same period in 2025 due to higher dealer financing incentive program costs and unfavorable foreign exchange impacts.

Fees and interest paid to John Deere increased in the third quarter and first nine months of 2026 due to higher interest on intercompany borrowings from John Deere, driven by higher average borrowings.

The provision for credit losses was higher in the third quarter of 2026 due to a favorable change to the allowance for credit losses in the third quarter of 2025, which did not recur this year. The total for the first nine months of 2026 was lower than the same period in 2025 due to lower write-offs and a smaller increase in the allowance for credit losses. The annualized provision for credit losses, as a percentage of the average balance of total Receivables, was .59% for the third quarter and .50% for the first nine months of 2026 compared with .54% and .57% for the same periods last year, respectively.

The provision for income taxes decreased during the third quarter of 2026 compared to 2025 primarily due to favorable discrete tax items. The increase in the first nine months of 2026 is primarily due to higher pretax income.

Receivables and Leases

Receivable and Lease (excluding wholesale) volumes were as follows:

	Three Months Ended
	August 2	July 27	$	%
	2026	2025	Change	Change
Retail notes:
Agriculture and turf	$2,407.4	$2,510.3	$(102.9)	(4)
Construction and forestry	752.6	761.0	(8.4)	(1)
Total retail notes	3,160.0	3,271.3	(111.3)	(3)
Revolving charge accounts	1,970.8	2,037.7	(66.9)	(3)
Financing leases	339.6	325.7	13.9	4
Equipment on operating leases	466.5	537.8	(71.3)	(13)
Total Receivables and Leases (excluding wholesale)	$5,936.9	$6,172.5	$(235.6)	(4)

	Nine Months Ended
	August 2	July 27	$	%
	2026	2025	Change	Change
Retail notes:
Agriculture and turf	$7,169.4	$7,464.0	$(294.6)	(4)
Construction and forestry	2,484.2	2,300.9	183.3	8
Total retail notes	9,653.6	9,764.9	(111.3)	(1)
Revolving charge accounts	7,058.6	6,625.3	433.3	7
Financing leases	827.1	863.1	(36.0)	(4)
Equipment on operating leases	1,399.8	1,463.2	(63.4)	(4)
Total Receivables and Leases (excluding wholesale)	$18,939.1	$18,716.5	$222.6	1

Receivable and Lease portfolio balances were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Retail notes:
Agriculture and turf	$24,792.7	$26,555.1	$26,462.8
Construction and forestry	6,256.5	6,102.2	5,955.1
Total retail notes	31,049.2	32,657.3	32,417.9
Revolving charge accounts	5,047.5	4,677.0	4,709.4
Wholesale receivables	13,822.8	12,655.9	14,480.9
Financing leases	1,678.9	1,658.8	1,577.5
Equipment on operating leases	5,417.7	5,539.5	5,433.6
Total Receivables and Leases	$57,016.1	$57,188.5	$58,619.3

Total Receivables and Leases decreased $172.4 during the first nine months of 2026 and by $1,603.2 compared to one year ago, primarily due to lower agriculture and turf retail notes driven by reduced demand for John Deere equipment in recent years. In addition, wholesale receivables decreased compared to one year ago from lower dealer inventory levels and increased from the prior fiscal year-end due to a seasonal increase and higher shipments of John Deere equipment to dealers.

Total Receivables 30 days or more past due, non-performing Receivables, and the allowance for credit losses were as follows (as a percentage of the Receivables balance):

	August 2, 2026		November 2, 2025		July 27, 2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Receivables 30 days or more past due	$575.2	1.11	$540.1	1.05	$658.1	1.24
Non-performing Receivables	651.8	1.26	581.3	1.13	645.1	1.21
Allowance for credit losses	256.0	.50	250.1	.48	247.2	.46

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

Deposits held from dealers and merchants amounted to $115.8 at August 2, 2026, compared with $124.5 at November 2, 2025, and $116.3 at July 27, 2025. These balances primarily represent the aggregate dealer retail note and lease deposits from individual John Deere dealers to which losses from retail notes and leases originating from the respective dealers can be charged. Recoveries from dealer deposits are recognized in “Other income” when the dealer’s deposit account is charged.

We also utilize other freestanding credit enhancements, such as credit insurance and bank guarantees, to mitigate credit risk. Recoveries from these freestanding credit enhancements are generally recognized when the associated credit loss is recorded. Recoveries from dealer deposits and other freestanding credit enhancements recorded in “Other income” were $13.8 in the third quarter and $31.7 for the first nine months of 2026, compared with $7.3 and $25.1 for the same periods last year, respectively.

Write-offs and recoveries of Receivables, by product, and as an annualized percentage of average balances held during the period, were as follows:

	Three Months Ended
	August 2, 2026		July 27, 2025
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(27.9)	(.43)	$(22.2)	(.32)
Construction and forestry	(27.1)	(1.67)	(21.0)	(1.37)
Total retail notes and financing leases	(55.0)	(.67)	(43.2)	(.51)
Revolving charge accounts	(34.4)	(2.87)	(48.1)	(4.34)
Wholesale receivables			(2.0)	(.06)
Total write-offs	(89.4)	(.70)	(93.3)	(.71)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	2.4	.04	3.4	.05
Construction and forestry	1.1	.07	1.8	.12
Total retail notes and financing leases	3.5	.04	5.2	.06
Revolving charge accounts	11.9	.99	11.0	.99
Total recoveries	15.4	.12	16.2	.12
Total net write-offs	$(74.0)	(.58)	$(77.1)	(.59)

	Nine Months Ended
	August 2, 2026		July 27, 2025
	Dollars	Percent	Dollars	Percent
Write-offs:
Retail notes and financing leases:
Agriculture and turf	$(75.0)	(.37)	$(76.6)	(.36)
Construction and forestry	(68.8)	(1.43)	(60.3)	(1.32)
Total retail notes and financing leases	(143.8)	(.58)	(136.9)	(.53)
Revolving charge accounts	(82.0)	(2.65)	(100.5)	(3.44)
Wholesale receivables	(.1)		(3.5)	(.03)
Total write-offs	(225.9)	(.60)	(240.9)	(.62)
Recoveries:
Retail notes and financing leases:
Agriculture and turf	7.8	.04	6.6	.03
Construction and forestry	3.6	.07	3.8	.08
Total retail notes and financing leases	11.4	.05	10.4	.04
Revolving charge accounts	34.3	1.11	27.7	.95
Total recoveries	45.7	.12	38.1	.10
Total net write-offs	$(180.2)	(.48)	$(202.8)	(.52)

CRITICAL ACCOUNTING ESTIMATES

See our critical accounting estimates discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY – 2026 COMPARED WITH 2025

We rely on our ability to raise substantial amounts of funds to finance our Receivable and Lease portfolios. We have access to global capital markets at a reasonable cost and our ability to meet our debt obligations is supported in several ways. Sources of liquidity include:

●	cash and cash equivalents
●	the issuance of commercial paper and term debt
●	the securitization of retail notes
●	related party loans from John Deere
●	our Receivable and Lease portfolio, which is self-liquidating in nature
●	bank lines of credit

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months).

Key metrics and certain balance sheet data are provided in the following table:

	August 2	November 2	July 27
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$1,987.0	$1,626.1	$1,627.0
Receivables and Leases – net	56,760.1	56,938.4	58,372.1
Interest-bearing debt	52,122.3	52,001.3	53,617.9
Unused credit lines	5,200.8	7,268.0	6,150.1
Ratio of interest-bearing debt to stockholder’s equity	9.0 to 1	8.8 to 1	9.1 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	August 2	July 27
	2026	2025
Net cash provided by operating activities	$1,190.6	$1,462.9
Net cash provided by (used for) investing activities	(493.6)	538.1
Net cash used for financing activities	(367.7)	(1,932.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	.7	8.5
Net increase in cash, cash equivalents, and restricted cash	$330.0	$76.7

The net cash provided by operating activities in the first nine months of 2026 was used to fund growth in wholesale receivables and pay dividends, resulting in cash outflows for investing and financing activities.

Borrowings

Total borrowings increased $121.0 in the first nine months of 2026 and decreased $1,495.6 compared to a year ago, generally corresponding with the level of the Receivable and Lease portfolio. During the first nine months of 2026, we issued $4,055.5 and retired $6,180.4 of long-term external borrowings, which primarily consisted of medium-term notes. During the first nine months of 2026, we also issued $2,525.0 and retired $3,026.9 of retail note securitization borrowings and maintained an average commercial paper balance of $2,171.6. Our funding profile may be altered to reflect such factors as relative costs of funding sources, assets available for securitizations, and capital market accessibility.

We have a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 5). The facility was renewed in November 2025 with an expiration in November 2026 and total capacity or “financing limit” of $2,500.0. At August 2, 2026, $1,817.9 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless we and the banks agree to renew, we would liquidate the secured borrowings over time as payments on the retail notes are collected.

Lines of Credit

We have access to bank lines of credit with various banks throughout the world. Some of the lines are available to both us and Deere & Company.

Worldwide lines of credit totaled $12,238.8 at August 2, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5,500.0 expiring in the second quarter of 2027
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2029
●	a credit facility agreement of $3,250.0 expiring in the second quarter of 2031

At August 2, 2026, $5,200.8 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings of us and John Deere were considered to constitute utilization.

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

Forward-looking statements are based on information currently available to us and our current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs including the availability and price of fertilizer, government farm programs, and availability of transport for crops
●	construction and forestry activity, which is affected by factors such as housing starts and supply, real estate and housing prices, levels of residential and non-residential construction, public and private infrastructure development, and government policies and regulations
●	macroeconomic conditions, including unemployment, inflation, interest rate volatility, energy price increases resulting from geopolitical conflicts, changes in consumer sentiment and practices due to slower economic growth or a recession, and regional or global liquidity constraints
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and contested tariffs announced by the U.S. government and retaliatory trade regulations
●	political, economic, and social instability in the geographies in which we and John Deere operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and the resulting impacts on the demand for John Deere’s equipment
●	our profitability and financial condition, including volume of Receivables and Leases, being dependent upon the level of retail sales and leases of John Deere products
●	John Deere dealers’ development and implementation of successful sales plans, management of new and used inventory, distribution of John Deere products, and support and service for precision technology solutions
●	attracting, developing, engaging, and retaining qualified employees
●	John Deere’s and our ability to realize the anticipated benefits of John Deere’s Smart Industrial Operating Model, achieve John Deere’s Leap Ambitions, and execute John Deere’s related business strategies in production systems, precision technologies, and aftermarket support
●	negative claims or publicity that damage John Deere’s or our reputation or brand
●	higher interest rates and currency fluctuations, which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere’s and our products and solutions
●	changes in our credit ratings and any failure to comply with financial covenants in credit agreements, which could impact our access to and cost of funding

●	a decrease in the value of used equipment or higher than estimated returns of equipment on operating leases
●	John Deere’s and our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for John Deere products and solutions, including our financing solutions
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in John Deere’s supply chain, including those arising from geopolitical conflicts
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere’s or our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within John Deere’s and our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environment (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, right-to-repair, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	investigations, claims, lawsuits, or other legal proceedings

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of August 2, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JOHN DEERE CAPITAL CORPORATION

Date:	August 27, 2026	By:	/s/ Brent Norwood

Brent Norwood
Senior Vice President (Principal Financial Officer and Principal Accounting Officer)